Form 10-Q
period 2015-06-30
Chemours Co
filed 2015-08-06
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36794

The Chemours Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4845564
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1007 Market Street, Wilmington, Delaware 19899
(Address of Principal Executive Offices)

(302) 773-1000
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The Registrant had 180,966,833 shares of common stock, $0.01 par value, outstanding at August 3, 2015.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company
Interim Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$1,508	$1,682	$2,871	$3,251
Cost of goods sold	1,282	1,311	2,393	2,551
Gross profit	226	371	478	700
Selling, general and administrative expense	157	183	324	356
Research and development expense	27	40	50	77
Employee separation and asset related charges, net	61	20	61	21
Total expenses	245	243	435	454
Equity in earnings of affiliates	8	7	11	12
Interest expense	(28)	—	(28)	—
Other income, net	21	20	14	29
(Loss) income before income taxes	(18)	155	40	287
Provision for income taxes	—	39	15	73
Net (loss) income	(18)	116	25	214
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$116	$25	$214

Per share data
Pro forma basic and diluted (loss) earnings per share[1]	$(0.10)	$0.64	$0.14	$1.18
 1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,996,833 shares of Chemours' common stock to holders of its common stock. The computation of basic and diluted (loss) earnings per common share for all periods was calculated using the shares distributed on July 1, 2015.
See accompanying Notes to the Interim Consolidated Financial Statements.

The Chemours Company
Interim Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2015			2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net (loss) income	$(18)	$—	$(18)	$155	$(39)	$116
Other comprehensive loss:
Cumulative translation adjustments	(28)	—	(28)	—	—	—
Pension benefit plans, net:
Net gain	—	—	—	—	—	—
Effect of foreign exchange rates	(9)	2	(7)	—	—	—
Reclassifications to net income:
Amortization of prior service cost	1	—	1	—	—	—
Amortization of loss	3	—	3	—	—	—
Pension benefit plans, net	(5)	2	(3)	—	—	—
Other comprehensive loss	(33)	2	(31)	—	—	—
Comprehensive (loss) income	(51)	2	(49)	155	(39)	116
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive (loss) income attributable to Chemours	$(51)	$2	$(49)	$155	$(39)	$116

	Six Months Ended June 30,
	2015			2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$40	$(15)	$25	$287	$(73)	$214
Other comprehensive loss:
Cumulative translation adjustments	(234)	—	(234)	—	—	—
Pension benefit plans, net:
Net gain	3	(1)	2	—	—	—
Effect of foreign exchange rates	23	(6)	17	—	—	—
Reclassifications to net income:
Amortization of prior service cost	2	—	2	—	—	—
Amortization of loss	7	(1)	6	—	—	—
Pension benefit plans, net	35	(8)	27	—	—	—
Other comprehensive loss	(199)	(8)	(207)	—	—	—
Comprehensive (loss) income	(159)	(23)	(182)	287	(73)	214
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive (loss) income attributable to Chemours	$(159)	$(23)	$(182)	$287	$(73)	$214

See accompanying Notes to the Interim Consolidated Financial Statements.

The Chemours Company
Interim Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$247	$—
Accounts and notes receivable - trade, net	1,038	846
Inventories	1,054	1,052
Prepaid expenses and other	105	43
Deferred income taxes	39	21
Total current assets	2,483	1,962
Property, plant and equipment	9,435	9,282
Less: Accumulated depreciation	(6,057)	(5,974)
Net property, plant and equipment	3,378	3,308
Goodwill	196	198
Intangible assets, net	12	11
Investments in affiliates	145	124
Other assets	471	375
Total assets	$6,685	$5,978
Liabilities and DuPont Company Net Investment
Current liabilities:
Accounts payable	$919	$1,046
Current maturities of long-term debt	16	—
Deferred income taxes	26	9
Dividend payable	100	—
Other accrued liabilities	380	352
Total current liabilities	1,441	1,407
Long-term debt	3,927	—
Other liabilities	485	464
Deferred income taxes	427	434
Total liabilities	6,280	2,305
Commitments and contingent liabilities
DuPont Company Net Investment
DuPont Company Net Investment	836	3,650
Accumulated other comprehensive (loss) income	(435)	19
Total DuPont Company Net Investment	401	3,669
Noncontrolling interests	4	4
Total DuPont Company Net Investment and noncontrolling interests	405	3,673
Total liabilities, DuPont Company Net Investment and noncontrolling interests	$6,685	$5,978

See accompanying Notes to the Interim Consolidated Financial Statements.

The Chemours Company
Interim Consolidated Statements of DuPont Company Net Investment (Unaudited)
Six Months Ended June 30, 2015 and 2014
(Dollars in millions)

	DuPont Company Net Investment	Accumulated other comprehensive income (loss)	Noncontrolling Interests	Total
Balance at January 1, 2014	$3,195	$19	$3	$3,217
Net income	214	—	—	214
Net transfers from DuPont	431	—	—	431
Balance at June 30, 2014	$3,840	$19	$3	$3,862

Balance at January 1, 2015	$3,650	$19	$4	$3,673
Net income	25	—	—	25
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	357	(247)	—	110
Foreign currency translation adjustment	—	(234)	—	(234)
Pension, net of tax benefit of $8	—	27	—	27
Dividend declared	(100)	—	—	(100)
Non-cash debt exchange	(507)	—	—	(507)
Cash provided at separation by DuPont	247	—	—	247
Net transfers to DuPont	(2,836)	—	—	(2,836)
Balance at June 30, 2015	$836	$(435)	$4	$405

See accompanying Notes to the Interim Consolidated Financial Statements.

The Chemours Company
Interim Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$25	$214
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	131	128
Other operating charges and credits, net	27	(1)
Equity in earnings of affiliates, net of dividends received of $0 and $1	(11)	(11)
Deferred tax benefit	(31)	(8)
Increase in operating assets:
Accounts and notes receivable - trade, net	(205)	(197)
Inventories and other operating assets	(68)	(25)
Decrease in operating liabilities:
Accounts payable and other operating liabilities	(101)	(329)
Cash used for operating activities	(233)	(229)
Investing activities
Purchases of property, plant and equipment	(287)	(231)
Proceeds from sales of assets, net	8	29
Foreign exchange contract settlements	(12)	—
Investment in affiliates	(32)	—
Cash used for investing activities	(323)	(202)
Financing activities
Proceeds from issuance of debt, net	3,490	—
Debt issuance costs	(77)	—
Cash provided at separation by DuPont	247	—
Net transfers (to) from DuPont	(2,857)	431
Cash provided by financing activities	803	431
Increase in cash	$247	$—
Cash at beginning of period	—	—
Cash at end of period	$247	$—

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in property, plant and equipment included in accounts payable	$(35)	$8

See accompanying Notes to the Interim Consolidated Financial Statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 1. Background and Description of the Business
The Chemours Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide, refrigerants, industrial fluoropolymer resins, sodium cyanide, sulfuric acid and aniline. Chemours consists of three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions.
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom, France and Sweden. As of June 30, 2015, Chemours consists of 40 production facilities globally, six dedicated to Titanium Technologies, 20 dedicated to Fluoroproducts, 12 dedicated to Chemical Solutions and two that support multiple Chemours segments. At three of these sites, shared as of June 30, 2015 with other DuPont businesses, DuPont will continue its own manufacturing operations after separation, as well as contract manufacture for Chemours for the products currently produced by the Fluoroproducts segment at these sites.
Effective prior to the opening of trading on the New York Stock Exchange (NYSE) on July 1, 2015 (the Distribution Date), DuPont completed the previously announced separation of the businesses comprising DuPont’s Performance Chemicals reporting segment, and certain other assets and liabilities, into Chemours, a separate and distinct public company. The separation was completed by way of a distribution of all of the then outstanding shares of common stock of Chemours through a dividend in kind of Chemours’ common stock (par value $0.01) to holders of DuPont common stock (par value $0.30) as of the close of business on June 23, 2015 (the Record Date) (the transaction referred to herein as the distribution).
On the Distribution Date, each holder of DuPont's common stock received one share of Chemours' common stock for every five shares of DuPont's common stock held on the Record Date. The spin-off was completed pursuant to a Separation Agreement and other agreements with DuPont related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement, each of which was filed as an exhibit to our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (SEC) on July 1, 2015. These agreements govern the relationship among Chemours and DuPont following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by DuPont to Chemours. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with DuPont Related to the Spin-Off” in our Information Statement included in our Registration Statement on Form 10, as amended, filed with the SEC on June 5, 2015 (Registration Statement).
The Registration Statement was declared effective by the SEC on June 17, 2015, and Chemours' common stock began “regular-way” trading on the NYSE on July 1, 2015 under the symbol CC.
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to "we," "us," "our," "Chemours" and the "Company" refer to The Chemours Company and its consolidated subsidiaries after giving effect to the distribution.
Note 2. Basis of Presentation
The accompanying Interim Consolidated Financial Statements present, on a historical cost basis, the consolidated assets, liabilities, revenues and expenses related to Chemours, a wholly-owned subsidiary of E. I. du Pont de Nemours and Company (DuPont) as of June 30, 2015. Chemours did not operate as a separate, stand-alone entity for the full period covered by these financial statements during the six months ended June 30, 2015. Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. Consequently, stand-alone financial statements have not been historically prepared for Chemours. The accompanying Interim Consolidated Financial Statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. Prior to January 1, 2015, aside from a Japanese entity that is a dual-resident for U.S. income tax purposes, there was no direct ownership relationship among all the other various legal entities comprising Chemours. Accordingly, DuPont and its subsidiaries’ net investments in these operations is shown in lieu of Stockholder’s Equity in the Interim Consolidated Financial Statements. The Interim Consolidated Financial Statements include

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

the historical operations, assets and liabilities of the legal entities that are considered to comprise the Chemours business, including certain environmental remediation and litigation obligations for which Chemours will indemnify DuPont.
All of the allocations and estimates in the Interim Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, the Interim Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of Chemours in the future or if Chemours had been a separate, stand-alone entity during the periods presented.
The accompanying Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Certain reclassifications of prior year's data have been made to conform to current period presentation. Results for interim periods should not be considered indicative of results for a full year. These Interim Consolidated Financial Statements do not represent complete financial statements and should be read in conjunction with the audited Combined Financial Statements for the years ended December 31, 2014, 2013 and 2012, collectively referred to herein as the “Annual Combined Financial Statements” in our Information Statement included in our Registration Statement. Unless otherwise stated, references to years and three and six month periods relate to Chemours' fiscal years and three and six month periods. The notes that follow are an integral part of the Interim Consolidated Financial Statements.
The net transfers from DuPont on the Interim Consolidated Statements of DuPont Company Net Investment include a non-cash contribution from DuPont of $93 for the six months ended June 30, 2015. These non-cash contributions occurred as physical separation activities occurred at shared production facilities in the United States. It was determined that assets previously managed by other DuPont businesses would be transferred to and managed by Chemours.
During 2015, the Company began transitioning to the new Chemours structure; however, the final structure was not in place until the end of the second quarter of 2015.  The Company’s structure changed until the time of separation and distribution as Chemours legal entities were brought into direct chains of ownership.  No provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates because earnings of the foreign subsidiaries are deemed to be indefinitely reinvested, which is consistent with DuPont's assertion.
Dividend Declared: On June 9, 2015, our Board of Directors, consisting of DuPont employees, declared a dividend of $100 to be paid on September 11, 2015 to our stockholders of record on August 3, 2015. We recorded this dividend payable in our balance sheet at the time of declaration.
Pro Forma Earnings per Share: Pro forma earnings per share (EPS) was calculated based on 180,996,833 shares of Chemours common stock that were distributed to DuPont shareholders on July 1, 2015. The same number of shares was used to calculate basic and diluted earnings per share since no Chemours equity awards were outstanding prior to the spin-off.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Net (loss) income attributable to Chemours (as reported)	$(18)	$116		$25	$214
Historical pro forma earnings per share data
(Loss) earnings per share attributable to Chemours
Basic and diluted	(0.10)	0.64	[1]	0.14	1.18	[1]
Weighted average number of shares outstanding
Basic and diluted	180,996,833	180,996,833		180,996,833	180,996,833
1 The historical pro forma EPS calculation does not reflect interest expense on approximately $4,003 of debt we issued during the second quarter of 2015 in connection with the spin-off. See Note 14 for additional information.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 3. Summary of Significant Accounting Policies
The significant accounting policies are described in the Annual Combined Financial Statements in our Information Statement included in our Registration Statement. The following significant accounting policies have been updated during 2015.
Foreign Currency Translation
Chemours identifies its separate and distinct foreign entities and groups them into two categories: 1) extension of the parent (U.S. dollar functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency. Chemours changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.
During the periods covered by the Interim Consolidated Financial Statements, part of the Chemours business operated within foreign entities. For foreign entities where the U.S. dollar is the functional currency, all foreign currency-denominated asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency-denominated income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income, net in the period in which they occur.
For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollar at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive (loss) income in equity. Assets and liabilities denominated in other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.
Beginning in 2015, when the Performance Chemicals operations were legally and operationally separated within DuPont in anticipation of the spin-off, some of the resulting newly created Chemours foreign entities set their local currency as the functional currency.
Employee Benefits
Certain of Chemours’ employees participate in defined benefit pension and other post-employment benefit plans (the Plans) sponsored by DuPont and accounted for by DuPont in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. Substantially all expenses related to these plans were allocated in shared entities and reported within costs of goods sold, selling, general and administrative expenses and research and development expense in the Interim Consolidated Statements of Operations. Chemours considered all plans to be part of a multi-employer plan with DuPont prior to January 1, 2015.
In connection with the spin-off, Chemours retained the existing Netherlands pension plan and an agreement was executed in 2015 to ensure continuance of the plan for both DuPont and Chemours employees and retirees.  As a result of that agreement, Chemours now accounts for the Netherlands plan as a multiple employer plan.
Additionally, in 2015, Chemours formed a new pension plan in Taiwan that mirrors the plan historically operated by DuPont in Taiwan. The new Taiwan plan is accounted for under the single employer method. For both of these plans, the assets, liabilities and expenses applicable to Chemours are included in these Interim Consolidated Financial Statements (See Note 17 for further information).
Derivatives
Prior to 2015, Chemours participated in DuPont’s foreign currency hedging program to reduce earnings and cash flow volatility associated with foreign currency exchange rate changes.
DuPont formally documented the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions and the methodologies used to assess effectiveness and measure ineffectiveness. Realized gains and losses on derivative instruments of DuPont were allocated by DuPont to Chemours based on projected exposure. Chemours recognized its allocable share of the gains and losses on DuPont’s

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

derivative financial instruments in earnings when the forecasted sales occurred for foreign currency hedges. The foreign currency hedges qualified as cash flow hedges, and the realized gains recognized in earnings were less than $1 for the three and six months ended June 30, 2014. Chemours’ participation in this program terminated as of January 1, 2015.
Beginning in February 2015, Chemours began entering into forward currency exchange contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring net monetary assets that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and are not part of a cash flow hedge or fair value hedge program, and have not been designated as a hedge. The derivative assets and liabilities are reported on a gross basis in the Interim Consolidated Balance Sheets. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the Interim Consolidated Statements of Operations during the period in which they occurred. Chemours does not hold or issue financial instruments for speculative or trading purposes.
Fair Value Measurement
Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical asset and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Chemours uses the following valuation techniques to measure fair value for its assets and liabilities:
(a) Level 1—Quoted market prices in active markets for identical assets and liabilities
(b) Level 2—Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and
(c) Level 3—Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.
Recent Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share or its Equivalent." This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. Chemours is currently evaluating the impact of adopting this guidance.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30),” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the debt, consistent with debt discounts. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Chemours adopted this guidance for the quarter ending June 30, 2015. The adoption of this standard has no impact on Chemours’ results of operations or cash flows. Due to the accounting change described above, Chemours recorded debt issuance costs incurred for the issuance of its senior secured term loans and senior unsecured notes as a reduction of the liability on the Interim Consolidated Balance Sheets. See Note 14 for additional information.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The ASU is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

also may apply the amendments retrospectively. Chemours is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016 (original effective date). In July 2015, the FASB approved a deferral of the effective date of the ASU to provide entities with adequate time to effectively implement the new revenue standard and adoption as of the original effective date is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. Chemours adopted this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.
Note 4. Relationship with DuPont and Related Entities
Historically, Chemours has been managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs have been allocated to Chemours and reflected as expenses in the stand-alone Interim Consolidated Financial Statements. Management of DuPont and Chemours consider the allocation methodologies used to be reasonable and appropriate reflections of the historical DuPont expenses attributable to Chemours for purposes of the stand-alone financial statements. The expenses reflected in the Consolidated Financial Statements may not be indicative of expenses that will be incurred by Chemours in the future. All related party transactions approximate market prices.
(a) Related Party Purchases and Sales
Throughout the period covered by the Interim Consolidated Financial Statements, Chemours sold finished goods to DuPont and its non-Chemours businesses.
Related party sales to other DuPont businesses include the following amounts:

Selling Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Titanium Technologies	$1	$—	$2	$—
Fluoroproducts	16	12	34	24
Chemical Solutions	11	22	21	41
Total	$28	$34	$57	$65
Chemours' Fluoroproducts segment purchased byproducts in the amount of $1 and $2 from other DuPont businesses during the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, Chemours' Chemical Solutions segment purchased byproducts in the amount of $1 from other DuPont businesses.
(b) Leveraged Services and Corporate Costs
DuPont incurred significant corporate costs for services provided to Chemours as well as other DuPont businesses. These costs included expenses for information systems, accounting, other financial services such as treasury and audit, purchasing, human

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

resources, legal, facilities, engineering, corporate research and development, corporate stewardship, marketing and business analysis support.
A portion of these costs benefited multiple or all DuPont businesses, including Chemours, and are allocated to Chemours and its reportable segments using methods based on proportionate formulas involving total costs or other various allocation methods that management considered consistent and reasonable. Other Chemours corporate costs are not allocated to the reportable segments and are reported in Corporate and Other.
The allocated leveraged functional service expenses and general corporate expenses included in the Interim Consolidated Statements of Operations were $116 and $238 for the three and six months ended June 30, 2015, respectively, and $131 and $257 for the three and six months ended June 30, 2014, respectively. Allocated leveraged functional service expenses and general corporate expenses were recorded in the Interim Consolidated Statements of Operations within the following captions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expense	$100	$110	$205	$213
Research and development expense	6	13	10	27
Cost of goods sold	10	8	23	17
Total	$116	$131	$238	$257
(c) Shared Sites
At June 30, 2015, Chemours has manufacturing operations at 40 production facilities globally. Chemours shares 14 of these production facilities with DuPont’s other non-Chemours manufacturing operations. Additionally, Chemours shares warehouse, sales centers, office space and research and development facilities with other DuPont businesses. The property, plant and equipment primarily or exclusively used by Chemours for these shared locations are included in the Interim Consolidated Balance Sheets.
The full historical cost, accumulated depreciation and depreciation expense of property, plant and equipment primarily or exclusively used by Chemours at shared manufacturing plant sites and other facilities where Chemours is the primary or exclusive user of the assets have been included in the Interim Consolidated Balance Sheets and Statements of Operations.
(d) Cash Management and Financing
For the periods presented, Chemours participated in DuPont’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which are operated by DuPont. Cash receipts were transferred to centralized accounts, also maintained by DuPont. As cash was disbursed and received by DuPont, it was accounted for by Chemours through DuPont Company Net Investment. At June 30, 2015, immediately prior to our separation from DuPont, Chemours had approximately $247 of cash, which was in excess of the target $200 of cash pursuant to the Separation Agreement. During the third quarter of 2015, cash, working capital and other accounts will be reconciled with DuPont and net settlement of any amounts due to DuPont will be completed pursuant to the Separation Agreement.
Note 5. Research and Development Expense
Research and development expense directly incurred by Chemours was $21 and $40 for the three and six months ended June 30, 2015, respectively, and $27 and $50 for the three and six months ended June 30, 2014, respectively. Research and development expense also includes $6 and $10 for the three and six months ended June 30, 2015, respectively, and $13 and $27 for the three and six months ended June 30, 2014, respectively, representing an assignment of costs associated primarily with DuPont’s Corporate Central Research and Development long-term research activities. This assignment was based on the cost of research projects for which Chemours was determined to be the sponsor or co-sponsor. All research services provided by DuPont’s Central Research and Development to Chemours are specifically requested by Chemours, covered by service-level agreements and billed based on usage.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 6. Employee Separation and Asset Related Charges, Net

2015 Restructuring Program

In 2015, in light of continued weakness in the global titanium dioxide market cycle and continued foreign currency impacts due to the strengthening of the U.S. dollar, Chemours accelerated implementation of its near-term priorities to drive operational and functional effectiveness to achieve both manufacturing and selling, general and administrative fixed cost improvements. Accordingly, in the second quarter of 2015, Chemours implemented a restructuring plan to reduce and simplify its cost structure. As a result, in June 2015 a pre-tax charge of $61 was recorded for employee separation costs. The actions associated with this charge and all related payments are expected to be substantially complete by the end of 2016 and will result in future cash payments of about $53 related to severance and benefits.

2014 Restructuring Program

During 2014, Chemours implemented a restructuring plan to increase productivity and recorded a pre-tax charge of $19 in employee separation and asset related charges, net in the Consolidated Statements of Operations related to this initiative. The charge consisted of $16 related to employee separation costs and $3 for asset shut-down costs. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015.

The charges related to the 2015 and 2014 restructuring programs impacted segment earnings as follows:

	Three and Six Months Ended June 30,
	2015		2014
2015 Restructuring Plan
Titanium Technologies	$23		$—
Fluoroproducts	25		—
Chemical Solutions	13		—
Total	$61	[1]	$—

2014 Restructuring Plan
Titanium Technologies	$—		$3
Fluoroproducts	—		16
Total	$—		$19
1 Includes approximately $13 related to Corporate overhead functions that was allocated to our segments.

The following table shows the change in the liability account balance associated with our restructuring plans and activity related to the 2015 and 2014 restructuring programs.

	Employee Separation Costs
	2015 Restructuring Plan	2014 Restructuring Plan
Balance as of December 31, 2014	$—	$12
Charges to income for the six months ended June 30, 2015	61	—
Charges to liability accounts:
Payments [1]	(8)	(9)
Net currency translation adjustment	—	—
Balance as of June 30, 2015	$53	$3
1 Payments related to the 2015 restructuring plan were made in the second quarter of 2015. For the 2014 plan, payments of $2 and $7 were made in the first and second quarters of 2015, respectively.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 7. Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Leasing, contract services and miscellaneous income [1]	$—	$2	$4	$5
Royalty income [2]	2	4	7	9
Gain on sale of assets and businesses [3]	—	9	—	11
Exchange gains (losses), net [4]	19	5	3	4
Total other income, net	$21	$20	$14	$29

1 Leasing, contract services and miscellaneous income includes accrued interest related to unrecognized tax benefits.
2 Royalty income is primarily for technology and trademark licensing.
3 Gain on sale of assets and businesses primarily relates to a sale of assets in the Fluoroproducts segment.
4 Chemours uses foreign currency exchange derivatives to offset its net exposure, by currency, related to its non-functional currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in non-functional currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The pre-tax exchange gains are recorded in other income, net and the related tax impact is recorded in provision for income taxes on Chemours' Interim Consolidated Statements of Operations. The $3 net exchange gain for the six months ended June 30, 2015 includes a $9 pre-tax exchange loss on non-functional monetary assets and liabilities as a result of the strengthening of the U.S. dollar against the Euro, Japanese yen and Brazilian real, and a gain on derivatives of $12. The $19 net exchange gain for the three months ended June 30, 2015 includes $4 pre-tax exchange loss on non-functional monetary assets and liabilities as a result of the strengthening of the U.S. dollar against the Euro, Japanese yen and Brazilian real, and a gain on derivatives of $23.
Note 8. Income Taxes
Chemours recorded a tax benefit of $0 and a provision of $15 for the three and six months ended June 30, 2015, respectively, and a provision of $39 and $73 for the three and six months ended June 30, 2014, respectively. Each year, DuPont and/or its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by DuPont. As a result, income tax uncertainties are recognized in Chemours’ Interim Consolidated Financial Statements in accordance with accounting for income taxes, when applicable. It is reasonably possible that changes to Chemours' global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of such changes that may occur within the next twelve months cannot be made.
For the three and six months ended June 30, 2015, Chemours asserted that all unremitted foreign earnings were permanently reinvested, which is consistent with DuPont's assertion.  As such, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries at June 30, 2015. In connection with the spin-off from DuPont, which was effective July 1, 2015, the Company continues to assess its jurisdictional cash needs, cash repatriation options, other available sources of cash, and the related permanent reinvestment assertions.  If the Company were to change the permanent reinvestment assertions, based upon different scenarios, this could result in a potential estimated income tax expense of up to $160.
During the preparation of the second quarter interim financial statements, Chemours identified and corrected an error related to deferred taxes associated with pension plans established in the first quarter of 2015.  The adjustment relates to the first quarter 2015, and resulted in a decrease in deferred tax assets of $23 and an increase in deferred tax liabilities of $49 with a corresponding reduction in the DuPont Company Net Investment of $72 at June 30, 2015. The error was not material to Chemours’ current or previously reported financial statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 9. Accounts and Notes Receivable – Trade, Net

	June 30, 2015	December 31, 2014
Accounts receivable—trade, net [1]	$896	$746
VAT, GST and other taxes [2]	86	62
Advances and deposits	14	15
Leases receivable—current	12	12
Notes receivable—trade [3]	30	11
Total	$1,038	$846
1 Accounts receivable – trade is net of allowances of $4 and $4 as of June 30, 2015 and December 31, 2014, respectively. Allowances are equal to the estimated uncollectible amounts.
2 Value Added Tax (VAT) and Goods and Services Tax (GST) receivables are generally recorded at the legal entity level and allocated to Chemours within shared legal entities.
3 Notes receivable – trade primarily consists of $13 of derivative assets and loan receivables with terms of one year or less which are primarily concentrated in China. As of June 30, 2015, there were no past due notes receivable, nor were there any impairments related to current loan agreements.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three and six months ended June 30, 2015. Bad debt expense was less than $1 for the three and six months ended June 30, 2014.
Direct Financing Leases
At two of its facilities in the U.S. (Borderland and Morses Mill), Chemours has constructed fixed assets on land that it leases from third parties. Management has analyzed these arrangements and determined these assets represent a direct financing lease, whereby Chemours is the lessor of this equipment. Chemours has recorded leases receivable of $143 and $149 at June 30, 2015 and December 31, 2014 respectively, which represent the balance of the minimum future lease payments receivable. The current portion of leases receivable is included in accounts and notes receivable - trade, net, as shown above. The long-term portion of leases receivable are included in other assets, as shown in Note 13. Management has evaluated the realizable value of these leased assets and determined no impairment existed at June 30, 2015 or December 31, 2014. There is no estimated future residual value of these leased assets.
Note 10. Inventories

	June 30, 2015	December 31, 2014
Finished products	$703	$611
Semi-finished products	160	173
Raw materials, stores and supplies	437	521
Subtotal	1,300	1,305
Adjustment of inventories to a last-in, first-out (LIFO) basis	(246)	(253)
Total	$1,054	$1,052
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $652 and $684 or 50% and 52% of inventories before the LIFO adjustments at June 30, 2015 and December 31, 2014, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 11. Property, Plant and Equipment
Depreciation expense amounted to $66 and $129 for the three and six months ended June 30, 2015, respectively and $64 and $127 for the three and six months ended June 30, 2014, respectively. Property, plant and equipment includes gross assets under capital leases of $7 at June 30, 2015 and $6 at December 31, 2014.
Note 12. Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	June 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$19	$(17)	$2	$19	$(16)	$3
Patents	20	(17)	3	20	(16)	4
Purchased trademarks	18	(14)	4	18	(14)	4
Purchased and licensed technology	20	(17)	3	17	(17)	—
Total	$77	$(65)	$12	$74	$(63)	$11
The aggregate pre-tax amortization expense for definite-lived intangible assets was $1 and $2 for the three and six months ended June 30, 2015 and less than $1 and $1 for the three and six months ended June 30, 2014, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. There are no material indefinite-lived intangible assets.
Note 13. Other Assets

	June 30, 2015	December 31, 2014
Leases receivable - non-current [1]	$131	$137
Capitalized repair and maintenance costs	149	185
Pension assets [2]	115	—
Advances and deposits	14	17
Deferred income taxes - non-current	23	9
Miscellaneous [3]	39	27
Total	$471	$375
1 Leases receivable includes direct financing type leases of property at two locations. See Note 9 for further information.
2 Pension assets represent pension plans commencing in 2015 covering Chemours' employees in the Netherlands and Taiwan. See Note 17 for further information.
3 Miscellaneous includes prepaid expenses for royalty fees, vendor supply agreements and taxes other than income taxes, deferred financing fees related to the Revolving Credit Facility of $20, as well as capitalized expenses for the preparation of future landfill cells at Titanium Technologies’ New Johnsonville plant site.
Note 14. Debt
In conjunction with Chemours' separation from DuPont, Chemours entered into approximately $4,003 of financing transactions on May 12, 2015. Long-term debt, net of an unamortized discount on the Term Loan Facility of $7, was comprised of the following at June 30, 2015:

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

June 30, 2015
Long-term debt:
Senior secured term loan, net of issue discount	$1,493
Senior unsecured notes:
6.625%, due May 2023	1,350
7.00%, due May 2025	750
6.125%, due May 2023 (€360)	403
Other	3
Total	3,999
Less: Unamortized debt issuance costs	56
Less: Current maturities	16
Total long-term debt	$3,927
Senior Secured Credit Facilities
On May 12, 2015, Chemours entered into a credit agreement that provides for a seven-year senior secured term loan (the Term Loan Facility) in a principal amount of $1,500, repayable in equal quarterly installments at a rate of one percent of the original principal amount per year, with the balance payable on the final maturity date. Beginning in the third quarter of 2015, Chemours will make principal payments of $8 in total during 2015 related to this obligation. Additionally, the credit agreement provides for an incremental term loan of up to $700 plus an additional amount, so long as, on a pro forma basis (including the full amount of such incremental term loan borrowings and/or increased commitments under the Revolving Credit Facility) after giving effect to any such increases, our senior secured net leverage ratio does not exceed 1.50 to 1.00. The Term Loan Facility was issued with a $7 original issue discount and bears variable interest rate subject to a floor of 3.75%. The proceeds from the Term Loan Facility were used to fund a portion of the distribution to DuPont, along with related fees and expenses.
Chemours’ obligations under the senior secured credit facilities are guaranteed on a senior secured basis by all of its material domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the senior secured credit facilities are also, subject to certain agreed upon exceptions, secured by a first priority lien on substantially all of Chemours and its material wholly-owned domestic subsidiaries’ assets, including 100% of the stock of domestic subsidiaries and 65% of the stock of certain foreign subsidiaries.
The credit agreement also provides for a five-year $1,000 senior secured revolving credit facility (the Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes. We had no borrowings outstanding under our Revolving Credit Facility at June 30, 2015, and we had $126 in letters of credit issued and outstanding under this facility. The Revolving Credit Facility bears variable interest of a range based on our total net leverage ratio between (a) 0.50% and 1.25% for base rate loans and (b) 1.50% and 2.25% for LIBOR loans. The applicable margin was 1.00% for base rate loans and 2.00% for LIBOR loans as of June 30, 2015. In addition, we are required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on its total net leverage ratio, between 0.20% and 0.35%. Commitment fees are currently assessed at a rate of 0.30%.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, require Chemours (i) not to exceed a maximum total net leverage ratio and, (ii) unless Chemours has achieved an investment grade rating as specified in the credit agreement, to maintain a minimum interest coverage ratio of greater than or equal to 3.00 to 1.00. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default.
Senior Unsecured Notes
On May 12, 2015, Chemours issued senior unsecured notes (the Notes) with an aggregate principal of approximately $2,503 in a private placement subject to a registration rights arrangement.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

All of the notes, including the 2023 notes with an aggregate principal amount of $1,350, the 2025 notes with an aggregate principal amount of $750 and the 2023 Euro notes with an aggregate principal amount of €360 ($403), require payment of principal at maturity and interest semi-annually in cash in arrears on May 15 and November 15 of each year.
The proceeds from the Notes were used to fund the cash and in-kind distributions to DuPont and to pay related fees and expenses. The in-kind distribution to DuPont of $507 aggregate principal amount of Chemours 2025 Notes were exchanged by DuPont with third parties for certain DuPont notes.
Chemours is required to register the Notes with the SEC within 465 days after the original issue date. If Chemours fails to do so, it would be required to pay additional interest at a rate of 0.25% for the first 90 days following a registration default and additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 0.50%, until the registration requirements are met. Application is also expected to be made to the Irish Stock Exchange for the approval of listing particulars in relation to the Euro notes prior to the first anniversary of the issue date of the Euro notes.
Maturities
There are no debt maturities in each of the next seven years, except, in accordance with the credit agreement, Chemours has required principal payments related to the Term Loan Facility of $8 in 2015 and $15 each year from 2016 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2022 and beyond will be $3,905.
Debt Fair Value
The fair values of the Term Loan Facility, the 2023 notes, the 2025 notes and the 2023 Euro notes at June 30, 2015 were $1,491, $1,313, $728 and $387, respectively. The estimated fair values of the Term Loan Facility and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.
Note 15. Commitments and Contingent Liabilities
(a) Guarantees
Obligations for Equity Affiliates & Others
Chemours, through DuPont, has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies. At June 30, 2015 and December 31, 2014, Chemours had directly guaranteed $2 and $41 of such obligations, respectively. This represents the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees. Chemours would be required to perform on these guarantees in the event of default by the guaranteed party. No amounts were accrued at June 30, 2015 and December 31, 2014.
Chemours assesses the payment and performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.
(b) Litigation
In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the distribution, is subject to various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. While management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours' consolidated financial position, results of operations or liquidity. With respect to the litigation matters discussed below, management's estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter.
Asbestos
At June 30, 2015, there were approximately 2,500 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products. At June 30, 2015 and December 31, 2014, Chemours had an accrual of $38 related to this matter. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.
PFOA
Prior to the fourth quarter of 2014, Chemours used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. Chemours had accruals of $14 related to the PFOA matters discussed below at June 30, 2015 and December 31, 2014.
The accruals include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.
Drinking Water Actions
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.
DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project. Chemours, through DuPont, funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease. The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis and diagnosed high cholesterol.
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of June 30, 2015, less than $1 had been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA) and private well users.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2015 and March 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia. The number of lawsuits pending at June 30, 2015 reflects the filing of about 50 additional cases and plaintiffs' voluntary dismissal of about 40 cases during the second quarter of 2015. In accordance with a stipulation reached in the third quarter of 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (MDL). Based on the information currently available to the company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 37 lawsuits alleging wrongful death. In the third quarter of 2014, six plaintiffs from the MDL were selected for individual trial. The first trial is scheduled to begin in September 2015, and the second in November 2015. Chemours, through DuPont, denies the allegations in these lawsuits and is defending itself vigorously. No claims have been settled or resolved during the periods presented.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter of 2014, DuPont filed a motion for summary judgment.  The LHWA  moved for partial summary judgment. During the second quarter, the court granted in part and denied in part both parties' motions for summary judgment, and a trial date is set for October.  Chemours, through DuPont, denies these claims and is defending itself vigorously.
PFOA Summary
While it is probable that the company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. To date, through June 30, 2015, less than $1 has been disbursed from the escrow account related to medical monitoring. Chemours believes that it is reasonably possible that it could incur losses related to other PFOA matters discussed above; however, a range of such losses cannot be reasonably estimated at this time due to the uniqueness of the individual MDL plaintiff's claims and Chemours' defenses to those claims, both as to potential liability and damages on an individual claim basis, among other factors.
(c) Environmental
DuPont, of which Chemours, prior to the distribution, was a subsidiary, is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require DuPont, of which Chemours, prior to the distribution, was a subsidiary, to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At June 30, 2015, the Interim Consolidated Balance Sheets included a liability of $302, relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $650 above the amount accrued at June 30, 2015. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual at June 30, 2015 includes $86 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that potential liability for remediation activities at this site could range up to $116 including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. During the twentieth century, DuPont manufactured blasting caps, fuses and related materials at Pompton Lakes. Operating activities at the site were ceased in the mid 1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours, through DuPont, is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years in connection

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan. These amounts are included in the remediation accrual at June 30, 2015.
Note 16. Financial Instruments
Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, Chemours enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency risks. The Company has established a new derivative program to be utilized for financial risk management. This program reflects varying levels of exposure coverage and time horizons based on an assessment of risk.
The derivative program has procedures consistent with Chemours’ financial risk management policies and guidelines. Derivative instruments used are forward currency exchange contracts. Chemours has not designated any derivatives as hedging instruments.
Commencing in February 2015, Chemours entered into stand-alone derivative contracts to minimize volatility in earnings resulting from translating net monetary assets that Chemours holds which are denominated in a non-functional currency. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Chemours’ derivative assets and liabilities are reported on a gross basis in the Interim Consolidated Balance Sheets. No collateral has been required for these contracts.
At June 30, 2015, there were 78 forward exchange currency contracts outstanding with an aggregate notional value of $1,996.
Foreign Currency Contracts
Chemours uses forward exchange currency derivatives to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated non-functional currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. Although all of the derivative contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis in the Interim Consolidated Balance Sheets.
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy, as described in Note 3 to the Interim Consolidated Financial Statements.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2015	December 31, 2014
Asset derivatives:
Non-functional currency contracts	Accounts and notes receivable - trade, net	$13	$—
Total asset derivatives		$13	$—

Liability derivatives
Non-functional currency contracts	Other accrued liabilities	$1	$—
Total liability derivatives		$1	$—
We classify our foreign currency derivative contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain Recognized in Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-functional currency contracts [1]	$23	$—	$12	$—
1 Gains on these contracts are included in other income, net for the three and six months ended June 30, 2015.
Note 17. Long-Term Employee Benefits
DuPont offers various long-term benefits to its employees. Where permitted by applicable law, DuPont reserves the right to change, modify or discontinue the Plans.
DuPont offers plans that are shared among its businesses, including Chemours. In these cases, the participation of employees in these plans is reflected in these financial statements as though Chemours participates in a multi-employer plan with DuPont. A proportionate share of the cost is reflected in these Interim Consolidated Financial Statements. Assets and liabilities of such plans are retained by DuPont. Further information on the DuPont plans is discussed in DuPont’s Annual Report on Form 10-K for the year ended December 31, 2014 (DuPont’s Annual Report).
On July 1, 2015, in connection with the separation from DuPont, Chemours employees will cease participating in the DuPont plans described below. Comparable defined contribution plans will be established in the U.S. and outside the U.S., certain non-U.S. pension plans, comparable to the DuPont plans, will be established after separation. In the U.S., enhanced 401(k) benefits will be provided to former participants of the pension plan.
(a) Defined Benefit Pensions
DuPont Pension and Retirement Plan
DuPont has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees hired before January 1, 2007. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. DuPont’s funding policy is consistent with the funding requirements of federal laws and regulations.
Chemours will not continue to participate in the U.S. defined benefit plans after June 30, 2015. DuPont will retain all liabilities related to its U.S. pension plans post-separation. Certain Chemours employees were employed by DuPont prior to the separation, and were participants in DuPont's U.S. pension plan with vested plan balances at the separation date. These Chemours employees will receive pension payments from DuPont at the time of their retirement.
Non-U.S. Pension Plans
Pension coverage for employees of DuPont’s non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts or remain unfunded.
(b) Other Long-Term Employee Benefits
DuPont provides medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits are unfunded and the cost of approved claims are paid from DuPont funds. Essentially all of the cost for these retiree benefit plans is attributable to DuPont’s U.S. plans. The retiree medical plan is contributory with pensioners' and survivors’ contributions adjusted annually to achieve a 50/50 target sharing of cost increases between DuPont and pensioners and survivors. In addition, limits are applied to DuPont’s portion of the retiree medical cost coverage. U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post-retirement medical, dental and life insurance plans. DuPont also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, in the U.S., such plans are generally self-insured. Expenses for self-insured plans are reflected in the Consolidated Financial Statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

(c) Defined Contribution Plan
DuPont sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is DuPont’s U.S. Retirement Savings Plan, which reflects the 2009 merger of DuPont’s Retirement Savings Plan and DuPont’s Savings and Investment Plan. This plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of DuPont. The plan is a tax-qualified contributory profit sharing plan, with cash or deferred arrangement, and any eligible employee of DuPont may participate. DuPont contributes 100% of the first 6% of the employee’s contribution election and also contributes 3% of each eligible employee’s eligible compensation regardless of the employee’s contribution.
Participation in the Plans
Chemours participates in DuPont’s U.S. and non-U.S. plans as though they are participants in a multi-employer plan with the other businesses of DuPont. More information on the financial status of DuPont’s significant plans can be found in DuPont’s Annual Report. The following table presents expense for DuPont’s significant plans in which Chemours participates and are accounted for as multi-employer plans.

		Three Months Ended June 30,		Six Months Ended June 30,
Plan Name	EIN / Pension Number	2015	2014	2015	2014
DuPont Pension and Retirement Plan (U.S.)	51-0014090/001	$24	$12	$48	$25
All other U.S. and non-U.S. Plans		2	—	5	3
The above table does not include pension plans covering Chemours' employees in the Netherlands and Taiwan plans. See section (d) below for further discussion of these plans. For purposes of these financial statements, the amounts in the tables above represent the allocation of cost to Chemours included in the income statements of Chemours, which was allocated based on active employee headcount. These figures do not represent cash payments to DuPont, or DuPont’s plans.
(d) Single and Multiple Employer Plans
Commencing in the first quarter of 2015, Chemours has accounted for the Plans covering its employees in the Netherlands and Taiwan as a multiple employer plan and a single employer plan, respectively. The pre-tax amounts recognized in accumulated other comprehensive (loss) income are summarized below:

Pension Benefits	June 30, 2015
Net loss	$283
Prior service cost	9
Total amount recognized in accumulated other comprehensive (loss) income	$292
At January 1, 2015, the accumulated benefit obligation, projected benefit obligation and fair value of assets in the Netherlands plan were $1,026, $1,092 and $1,184, respectively. At January 1, 2015, the accumulated benefit obligation, projected benefit obligation and fair value of assets in the Taiwan plan were $37, $54 and $0, respectively. DuPont, on behalf of Chemours, contributed $28 to the Taiwan plan in 2015. Valuations for the single and multiple employer plans covering Chemours' employees in the Netherlands and Taiwan were obtained as of January 1, 2015 and the information presented is in accordance with the valuation of these plans as of that date.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Pension Benefits	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Components of net periodic pension cost:
Net periodic benefit (credit) cost:
Service cost	$3	$6
Interest cost	4	9
Expected return on plan assets	(20)	(41)
Amortization of loss	3	7
Amortization of prior service cost	1	2
Net periodic benefit (credit) cost	$(9)	$(17)
The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the remainder of 2015 is $9.
Assumptions
For the Netherlands and Taiwan plans, the Company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date. For these plans, the long term rate of return on assets reflects economic assumptions applicable to each country.
The following assumptions have been used to determine the benefit obligations and net benefit cost:

Weighted average assumptions used to determine benefit obligations as of January 1, 2015 and benefit cost for the six months ended June 30, 2015	Pension Benefits
Discount rate	2%
Expected return on plan assets	7%
Rate of compensation increase [1]	4%
1 The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at Chemours.
Plan Assets
The Netherlands and Taiwan plan assets are maintained by Chemours. Each pension plan's assets are invested through a master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset and liability modeling. Chemours establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in countries are selected in accordance with the laws and practices of those countries.
The weighted average target allocation for Chemours' Netherlands and Taiwan pension plan assets is summarized as follows:

January 1, 2015
U.S. equity securities	22%
Non-U.S.equity securities	20%
Fixed income securities	58%
Total	100%
Fixed income securities include corporate issued, government issued and asset backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted more heavily than non-U.S. fixed income securities.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although Chemours believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The table below presents the fair values of Chemours' Netherlands and Taiwan pension assets by level within the fair value hierarchy, as described in Note 3 of the Interim Consolidated Financial Statements, as of January 1, 2015.

	Total	Level 1	Level 2
Asset Category:
Debt - government issued	$523	$—	$523
Debt - corporate issued	136	43	93
Debt - asset backed	35	—	35
U.S. and non U.S. equities	486	—	486
Derivatives - asset position	33	—	33
Derivatives - liability position	(12)	—	(12)
	1,201	$43	$1,158
Pension trust payables [1]	(17)
Total	$1,184
1 Primarily payables for investment securities purchased.
For pension plan assets classified as Level 1, total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.
For pension or other postretirement benefit plan assets classified as Level 2, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.
Cash Flow
Defined Benefit Plan
No contributions were made to the principal U.S. pension plan trust fund in 2014. In 2015, DuPont's contributions on behalf of Chemours to its principal U.S. pension plan are expected to be less than $15.
DuPont contributed, on behalf of Chemours, $35 to its pension plans other than the principal U.S. pension plan in 2014. DuPont contributed, on behalf of Chemours, $66 to its other long-term employee benefit plans in 2014. DuPont contributed $38 in the first half of 2015 and Chemours expects to contribute an additional $5 to its pension plans other than the principal U.S. pension plan in the remainder of 2015, and expects contributions to its other long-term employee benefit plans to be approximately the same as contributions in 2014.
Estimated future benefit payments
The following benefit payments, which are related to non-U.S. plans that are predominantly Chemours and reflect future service, as appropriate, are expected to be paid:

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Year ended December 31,	Benefits
Remainder of 2015	$19
2016	39
2017	40
2018	41
2019	42
2020-2024	218
Defined Contribution Plan
DuPont's contributions to the plan on behalf of Chemours were allocated in the amounts of $52 for the year ended December 31, 2014. The plan's matching contributions vest immediately upon contribution. The three percent non-matching contribution vest for employees with at least three years of service. The contribution made by DuPont on behalf of Chemours is an allocation of the total contribution based on the headcount of the participants in the plan which are part of the Chemours business.
Note 18. Segment Information
Chemours’ operations are classified into three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution and regulatory environment. Chemours’ reportable segments are Titanium Technologies, Fluoroproducts and Chemical Solutions. Corporate costs and certain legal and environmental expenses that are not aligned with the reportable segments are reflected in Corporate and Other.
Segment sales include transfers to another reportable segment. Adjusted EBITDA is the primary measure of segment profitability used by the Chief Operating Decision Maker (CODM) and is defined as income (loss) before income taxes, depreciation and amortization excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), restructuring charges (benefits) and gains (losses) on sale of business or assets. Prior to June 30, 2015, the Company did not include restructuring charges (benefits) and gains (losses) on sale of business or assets in adjusted EBITDA. The tables presented below reflect the current definition of adjusted EBITDA for all periods presented. Corporate costs and certain legal and environmental expenses that are not aligned with the reportable segments are reflected in Corporate and Other. Adjusted EBITDA includes service cost component of net periodic benefit cost. All other components of net periodic benefit cost are considered non-operating and are excluded for adjusted EBITDA.

Three Months Ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2015
Sales	$642	$588	$278	$—	$1,508
Less: Transfers	—	—	—	—	—
Net sales	$642	$588	$278	$—	$1,508
Adjusted EBITDA	95	66	7	(41)	$127
Depreciation and amortization	32	21	14	—	67

2014
Sales	$788	$601	$295	$—	$1,684
Less: Transfers	2	—	—	—	2
Net sales	$786	$601	$295	$—	$1,682
Adjusted EBITDA	210	77	8	(60)	235
Depreciation and amortization	31	21	12	—	64

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Six Months Ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2015
Sales	$1,188	$1,140	$544	$—	$2,872
Less: Transfers	1	—	—	—	1
Net sales	$1,187	$1,140	$544	$—	$2,871
Adjusted EBITDA	194	147	10	(79)	272
Depreciation and amortization	63	42	26	—	131

2014
Sales	$1,499	$1,180	$576	$—	$3,255
Less: Transfers	4	—	—	—	4
Net sales	$1,495	$1,180	$576	$—	$3,251
Adjusted EBITDA	390	151	15	(120)	436
Depreciation and amortization	61	43	24	—	128
Total segment EBITDA reconciles to total consolidated income before income taxes on the Interim Consolidated Statements of Operations as follows:
Reconciliation to Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment adjusted EBITDA	$127	$235	$272	$436
Interest	(28)	—	(28)	—
Depreciation and amortization	(67)	(64)	(131)	(128)
Non-operating pension and other postretirement employee benefit costs	(8)	(10)	(15)	(15)
Exchange gains (losses)	19	5	3	4
Restructuring charges	(61)	(20)	(61)	(21)
Gains (losses) on sale of business or assets	—	9	—	11
(Loss) income before income taxes	$(18)	$155	$40	$287
Note 19. Subsequent Events
In connection with the preparation of the consolidated financial statements and in accordance with GAAP, the Company evaluated subsequent events after the balance sheet date of June 30, 2015 through the date these financial statements were issued.
Equity Compensation
In accordance with the Employee Matters Agreement between DuPont and Chemours, certain executives and employees were entitled to receive equity compensation awards of Chemours in replacement of previously outstanding awards granted under various DuPont stock incentive plans prior to the separation. The compensation expense for these awards, which were issued by DuPont, was reflected in our statement of operations for all historical periods. In connection with the spin-off, these awards were converted into new Chemours equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the July 1, 2015 spin-off. As a result of the conversion of these awards, and new Chemours equity awards granted subsequent to the spin-off, we will record an approximate $6 charge in the third quarter and an approximate $18 charge over the remaining life of the instruments.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis, which we refer to in this filing as “MD&A,” of our results of operations and financial condition is provided as a supplement to the Interim Consolidated Financial Statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.
As explained above, except as otherwise indicated or unless the context otherwise requires, the information included in this discussion and analysis assumes the completion of all the transactions referred to in our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (SEC) on June 5, 2015 (Registration Statement). Unless the context otherwise requires, references herein to “The Chemours Company,” “The Chemours Company, LLC,” “Chemours,” “we,” “us,” “our” and “our company” refer to The Chemours Company and its combined subsidiaries. References herein to “DuPont” refers to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its combined subsidiaries), unless the context otherwise requires. References to “DuPont stockholders” refer to stockholders of DuPont in their capacity as holders of common stock only, unless context otherwise requires.
Cautionary Statements About Forward-Looking Statements
The discussion and analysis presented below refer to and should be read in conjunction with the audited combined financial statements (the Annual Combined Financial Statements) and related notes, and the unaudited pro forma combined financial statements (the Pro Forma Combined Financial Statements), each in our Information Statement included in our Registration Statement.
This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in our Information Statement included in our Registration Statement in the Risk Factors discussion. We believe the assumptions underlying the consolidated financial statements are reasonable. However, the consolidated financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what they would have been had we been a separate, stand-alone company during the periods presented.
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control. Some of the important factors that could cause Chemours’ actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Difficulty fulfilling our obligations under our indebtedness;

•	Uncertainty regarding the availability of financing to us in the future, including access to our revolving credit facilities, and the terms of such financing;

•	Significant litigation and environmental matters;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Changes in laws and regulations or political conditions;

•	Global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;

•	Business or supply disruptions;

•	Security threats, such as acts of sabotage, terrorism or war, weather events and natural disasters;

•	Ability to protect, defend and enforce Chemours’ intellectual property rights;

•	Increased competition;

•	Increasing consolidation of our core customers;

•	Changes in relationships with our significant customers and suppliers;

•	Unanticipated expenses such as litigation or legal settlement expenses;

•	Unanticipated business disruptions;

•	Our ability to predict, identify and interpret changes in consumer preference and demand;

•	Our ability to realize the expected benefits of the separation;

•	Our ability to complete proposed divestitures or acquisitions and our ability to realize the expected benefits of acquisitions if they are completed;

•	Our ability to deliver cost savings as anticipated, whether or not on the timelines proposed; and,

•	Our ability to pay or the amount of any dividend; and,

•	Disruptions in our information technology networks and systems.
Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. For further discussion of some of the important factors that could cause Chemours’ actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion in our Information Statement included in our Registration Statement.
The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.
Overview
Chemours delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide, refrigerants, industrial fluoropolymer resins and a portfolio of industrial chemicals including sodium cyanide, sulfuric acid and aniline.
Chemours is a leading global provider of performance chemicals through three reporting segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our performance chemicals are key inputs into products and processes in a variety of industries. Our business is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom, France and Sweden.
Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history of innovation and our reputation within the chemical industry for safety, quality and reliability.
Chemours’ manufacturing processes consume significant amounts of titanium ore, hydrocarbons and energy which are dependent on oil and natural gas pricing. The cost of these materials varies, reflecting market prices for oil and natural gas and other related inputs. Variations in cost relating to these inputs can be significant, and are described more fully in our risk factors discussion in our Information Statement included in our Registration Statement.
In addition to the dedicated sites described below, the Company operates two production facilities that support both the Fluoroproducts and Chemical Solutions segments. Of the 40 total sites, three are currently shared with other DuPont businesses. At these sites, DuPont will continue its own manufacturing operations after separation, as well as contract manufacture for Chemours for the products currently produced by the Fluoroproducts segment at these sites.
Titanium Technologies: Our Titanium Technologies segment is the leading global producer of TiO2, a premium white pigment used to deliver opacity. Titanium Technologies operates in six dedicated production facilities in the U.S., Mexico and Taiwan.

Revenue and earnings performance in Titanium Technologies reflect the cyclical nature of the global TiO2 business. Following the global financial crisis, global economic recovery resulting from the impact of government stimulus resulted in strong customer demand for TiO2 compared to available supply. This drove TiO2 prices higher, ultimately reaching a historical peak in 2012. As global GDP growth fell back to between 2% and 2.5% annual growth and new capacity came online throughout the industry from expansion decisions made in the period of strong demand during the global economic recovery, prices began to decline.
TiO2 pricing tends to move up and down in a cyclical manner depending in large part on global economic conditions. When customer demand is strong, TiO2 price typically increases. A declining global economic cycle softens TiO2 demand, resulting in lower capacity utilization and prices can begin to decline. TiO2 market cycles and swings in supply and demand are principally driven by global economic cycles and the time required to increase TiO2 production capacity.
In the declining phase of the TiO2 cycle, prices can fall to the point where higher cost producers may be selling product at or below production cost. Although Chemours management does not have precise information regarding the prices and costs of other producers, our assessment of current global economic conditions and other factors is that we believe the industry is likely nearing the breakeven point in the TiO2 market cycle. As described, we have unique capabilities which deliver the industry’s best cost position, so we have been able to continue to have strong operating cash flow during the down phase of the cycle.
Fluoroproducts: Our Fluoroproducts segment is a leading global provider of fluoroproducts, such as refrigerants and industrial fluoropolymer resins. Our Fluoroproducts segment has manufacturing and contract manufacturing in 20 dedicated sites in the U.S., Belgium, France, the Netherlands, Sweden and Brazil.
The Fluoroproducts segment sells products through two principal groups: Fluorochemicals and Fluoropolymers. Our Fluorochemicals products include refrigerants, foam expansion agents, propellants and fire extinguishants. Our Fluoropolymers products serve a wide range of industrial and end user applications spanning from automotive, to wearable electronics, network cables, pipe lining and gaskets, surface protection, non-stick adhesion, corrosion resistance and thermal stability, among others. Fluorochemicals' refrigerant sales fluctuate by season as sales in the first half of the year generally are slightly higher than sales in the second half of the year; however, shifts in the product portfolio in recent quarters have partially offset this impact.
Change in the Fluorochemicals and part of the Fluoropolymers industry is primarily driven by environmental regulatory change. As new regulations are implemented, customers are required to transition to new products and technologies to meet tighter regulatory standards. Our future performance will be driven in part by our ability to successfully manage product line transitions by continuing to meet demand for products that are being phased down, while remaining a leader in the introduction of new, more sustainable, cost-effective and easy-to-implement solutions that allow customers to adopt products to meet new regulatory requirements, and in part by our ability to continue to deliver on productivity.
Chemical Solutions: Our Chemical Solutions segment is a leading North American provider of industrial and specialty chemicals used in gold production, oil refining, agriculture, industrial polymers and other industries. Chemical Solutions operates in 12 dedicated sites in the U.S. and the United Kingdom.
Chemical Solutions operates in three key market segments of cyanides, sulfur products and performance chemicals. In the cyanides market, we intend to continue our strategy to engage in long-term, multi-year contractual relationships with key customers and invest in initiatives to further improve our uptime and yields. In the sulfur and performance chemicals market segments, our focus will be to reduce overall manufacturing cost and to take actions to improve the profitability levels of underperforming product lines.
In addition to the dedicated sites described above, the Company operates two production facilities that support both the Fluoroproducts and Chemical Solutions segments. Of the 40 total sites, three are currently shared with other DuPont businesses. At these sites, DuPont will continue its own manufacturing operations after separation, as well as contract manufacture for Chemours for the products currently produced by the Fluoroproducts segment at these sites.
Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history of innovation and our reputation within the chemical industry for safety, quality and reliability.
Chemours’ manufacturing processes consume significant amounts of titanium ore, hydrocarbons and energy which are dependent on oil and natural gas pricing. The cost of these materials varies, reflecting market prices for oil and natural gas and other related inputs. Variations in cost relating to these inputs can be significant, and are described more fully in our risk factors discussion in our Information Statement included in our Registration Statement.

Recent Developments
Separation and Distribution
During the periods covered by this report, Chemours was a subsidiary of DuPont. On July 1, 2015 (the Distribution Date), DuPont completed the previously announced spin-off of Chemours by distributing Chemours' common stock, on a pro rata basis, to DuPont's stockholders of record as of the close of business on June 23, 2015 (the Record Date) (the transaction referred to herein as the distribution). On the Distribution Date, each holder of DuPont common stock received one share of Chemours' common stock for every five shares of DuPont's common stock held on the Record Date. The spin-off was completed pursuant to a Separation Agreement and several other agreements with DuPont related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on July 1, 2015. These agreements govern the relationship among Chemours and DuPont following the spin-off and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by DuPont to Chemours. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Party Transactions — Agreements with DuPont Related to the Spin-Off” in our Information Statement included in our Registration Statement.
Our Registration Statement on Form 10 was declared effective by the SEC on June 17, 2015 and our common stock began “regular-way” trading on the New York Stock Exchange on July 1, 2015 under the symbol “CC.”
We will incur costs as a result of becoming an independent, publicly traded company for transition services and from establishing or expanding the corporate support for our business, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these corporate expenses. In the first half of 2015, the Performance Chemicals operations began legal and operational separation within DuPont in anticipation of the spin. Some of the resulting newly created Chemours foreign entities have their local currency as the functional currency. See Note 3 to the Annual Combined Financial Statements for discussion on foreign currency translation.
Transformation Plan
During the third quarter of 2015, Chemours announced a plan to transform the company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization. Chemours expects the transformation plan will deliver $500 million of adjusted EBITDA improvement by 2017. Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage to approximately three times by year-end 2017. As part of this plan, Chemours has begun the evaluation of strategic alternatives for the Chemical Solutions segment, excluding the cyanide product lines.
Restructuring Plan
In light of continued weakness in the global titanium dioxide market cycle and continued foreign currency impacts due to the strengthening of the U.S. dollar, Chemours accelerated implementation of its near term priorities to drive operational and functional effectiveness to achieve fixed cost and operational productivity improvements. Accordingly, in the second quarter 2015, Chemours announced a restructuring plan to reduce and simplify its cost structure. The actions and payments associated with this approximate $61 million charge are expected to be substantially complete by the end of 2016. Pre-tax cost savings related to this plan are anticipated to be approximately $40 million in the second half of 2015 and approximately $80 million annually in subsequent years. See Note 6 to the Interim Consolidated Financial Statements for further information.
Chemours cannot be certain that our restructuring plan will be successful in achieving its objectives, that the related charges and payments will not exceed the amounts indicated or will be made on the timeline described, or as to the amount of pre-tax cost savings. Any variations relating to such matters could be material to Chemours' results of operations and financial condition.
Recent Accounting Pronouncements
See Note 3 to the Interim Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Our 2015 Results and Business Highlights
Net sales for the three months ended June 30, 2015 were $1.5 billion, a decrease of 10% from $1.7 billion for the three months ended June 30, 2014. We recognized a net loss of $18 million for three months ended June 30, 2015, compared with net income of $116 million for the same period in 2014. Adjusted EBITDA was $127 million and $235 million for the three months ended

June 30, 2015 and 2014, respectively. On a year-over-year basis, profitability was reduced by approximately $95 million from TiO2 pricing pressures, approximately $48 million from currency headwinds, and approximately $15 million from planned and unplanned outages. Lower year-over-year operating costs partially offset these impacts.
Chemours is targeting $140 million adjusted EBITDA improvement in the second half of 2015 relative to the first half. The company anticipates that additional reduction of structural costs, growth from Opteon™ and normalized operations after extended maintenance shutdowns will contribute significant earnings improvement during the second half of the year. The second-half performance assumes TiO2 pricing at or near cyclical lows. Capital expenditures, excluding separation-related spending, are projected to be $400 to $450 million as construction of Altamira nears completion at the end of 2015. For the full year, the company expects its effective tax rate to be in the mid- to high-twenty percent range.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,508	$1,682	$2,871	$3,251
Cost of goods sold	1,282	1,311	2,393	2,551
Gross profit	226	371	478	700
Selling, general and administrative expense	157	183	324	356
Research and development expense	27	40	50	77
Employee separation and asset related charges, net	61	20	61	21
Total expenses	245	243	435	454
Equity in earnings of affiliates	8	7	11	12
Interest expense	(28)	—	(28)	—
Other income, net	21	20	14	29
(Loss) income before income taxes	(18)	155	40	287
Provision for (benefit from) income taxes	—	39	15	73
Net (loss) income	(18)	116	25	214
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$116	$25	$214
Net Sales
Net sales in the second quarter of 2015 were $1.5 billion, a decrease of approximately 10% compared to $1.7 billion in the second quarter of 2014, which was primarily due to lower prices in all segments and the continuing unfavorable impact of weakened foreign currencies against the U.S. dollar.
The table below shows the impact of price, currency, volume and portfolio on net sales for the three months ended June 30, 2015 and 2014, respectively:

			Percentage change due to:
(Dollars in millions)	2015 Net Sales	Percentage Change vs 2014	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$1,508	(10)%	(5)%	(4)%	—%	(1)%
Net sales for the six months ended June 30, 2015 were $2.9 billion, a decrease of approximately 12% compared to $3.3 billion in the six months ended June 30, 2014, which was primarily due to price and volume decreases in all segments and the unfavorable impact of foreign currency.
The table below shows the impact of price, currency, volume and portfolio on net sales for the six months ended June 30, 2015 and 2014, respectively:

			Percentage change due to:
(Dollars in millions)	2015 Net Sales	Percentage Change vs 2014	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$2,871	(12)%	(5)%	(3)%	(3)%	(1)%
Cost of goods sold
Cost of goods sold (COGS) decreased 2% during the second quarter of 2015 primarily as a result of a decrease in sales volumes for titanium dioxide. For the six months ended June 30, 2015, COGS decreased 6% in comparison with the six months ended June 30, 2014, primarily due to decreased sales volumes for titanium dioxide. The following table shows COGS as a percent of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,508	$1,682	$2,871	$3,251
COGS	1,282	1,311	2,393	2,551
COGS as a percent of net sales	85%	78%	83%	78%
Selling, general and administrative expense
Selling, general and administrative expense decreased 14% to $157 million for the three months ended June 30, 2015, and 9% to $324 million for the six months ended June 30, 2015, which for both periods was primarily due to decreased functional cost in support of Chemours. Chemours management expects that the allocated corporate and leveraged costs in Chemours’ Interim Consolidated Financial Statements will approximate operating costs following separation; however, these expenses may not be indicative of expenses that will be incurred by Chemours in future years.
Research and development expense
Research and development expense decreased by $13 million and $27 million for the three and six months ended June 30, 2015, respectively, in comparison with the same periods in 2014, primarily due to decreased spending in our Fluoroproducts and Titanium Technology segments. Research and development expense as a percent of net sales is shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,508	$1,682	$2,871	$3,251
Research and development expense	27	40	50	77
Research and development expense as a percent of net sales	2%	2%	2%	2%
Interest expense
During the second quarter of 2015, we incurred interest expense of $28 million related to our financing transactions. There was no comparable expense in 2014. Please see Note 14 to the Interim Consolidated Financial Statements for additional information related to our debt instruments.
Employee separation and asset related charges, net
In June 2015, we recorded a pre-tax charge of approximately $61 million for employee separation costs related to the 2015 restructuring program. See Note 6 to the Interim Consolidated Financial Statements for additional details related to the 2015 restructuring program.

Other income, net
For the six months ended June 30, 2015, other income, net decreased by $15 million, which was mainly attributable to an $11 million decrease in gain on sale of assets and businesses. There was no significant change in other income, net for the quarter ended June 30, 2015 in comparison with second quarter of 2014.
Provision for income taxes
For the three months ended June 30, 2015, Chemours recorded a tax benefit of less than $1 million with an effective income tax rate of approximately 3%. For the three months ended June 30, 2014, Chemours recorded a tax provision of $39 million with an effective tax rate of approximately 25%. The $39 million decrease in the tax provision was due primarily to a significant decrease in earnings, offset by the effect of the geographic mix of earnings.
For the six months ended June 30, 2015, Chemours recorded a tax provision of $15 million with an effective income tax rate of approximately 38%. For the six months ended June 30, 2014, Chemours recorded a tax provision of $73 million with an effective income tax rate of approximately 26%. The $58 million decrease in the tax provision was due primarily to a significant decrease in earnings and the effect of the geographic mix of earnings.
For the three and six months ended June 30, 2015, Chemours asserted that all unremitted foreign earnings were permanently reinvested, which is consistent with DuPont's assertion.  As such, applicable U.S. federal income taxes and foreign withholding taxes have not been provided on the accumulated earnings of foreign subsidiaries at June 30, 2015. In connection with the spin-off from DuPont, which was effective July 1, 2015, the Company continues to assess its jurisdictional cash needs, cash repatriation options, other available sources of cash, and the related permanent reinvestment assertions.  If the Company were to change the permanent reinvestment assertions, based upon different scenarios, this could result in a potential estimated income tax expense of up to $160 million.
Segment Reviews
In general, the accounting policies of the segments are the same as those described in Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement, except for segment adjusted earnings before interest, taxes, depreciation and amortization (adjusted EBITDA) which is defined income (loss) before income taxes, depreciation and amortization excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), restructuring charges (benefits) and gains (losses) on sale of business or assets. Corporate costs and certain legal and environmental expenses that are not aligned with the reportable segments are reflected in Corporate and other. Adjusted EBITDA includes the service cost component of net periodic benefit cost for both pension benefits and post-retirement benefits. All other components of net periodic benefit cost (interest cost, expected return on plan assets, amortization of loss (gain) and amortization of prior service cost (benefit) are considered non-operating and are excluded from adjusted EBITDA. A reconciliation of adjusted EBITDA to (loss) income before income taxes for the three and six months ended June 30, 2015 and 2014 is included in Note 18 to the Interim Consolidated Financial Statements.
Titanium Technologies

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Sales	$642	$786	$1,187	$1,495
Adjusted EBITDA	95	210	194	390
Adjusted EBITDA Margin	15%	27%	16%	26%

Change in segment sales from prior period	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Price	(11)%	(10)%
Volume	(2)%	(6)%
Currency	(5)%	(5)%
Portfolio / Other	—%	—%
Total Change	(18)%	(21)%
Titanium Technology Segment Results
Segment Sales: Sales declined by 18% in the quarter ended June 30, 2015, compared with the same period in 2014, due primarily to lower selling prices and the negative effect of foreign currency. Second quarter volumes were down 2% as volumes in the Americas and Asia Pacific regions were below the prior year with Europe, Middle East and Africa volumes up in the low single digits. Despite the stabilization of titanium dioxide market demand, prices continued to decrease in 2015 due to strong regional competition, and the strengthening of the U.S. dollar against the Euro, Japanese yen, and Brazilian real. For the six months ended June 30, 2015 and 2014, sales were $1,187 million and $1,495 million respectively, which was a decline of 21%.
Adjusted EBITDA and adjusted EBITDA margin: Adjusted EBITDA and adjusted EBITDA margin decreased during both the three and six months ended June 30, 2015 in comparison with same periods in 2014, primarily due to lower sales, partially offset by lower business period costs and TiO2 unit production cost.
Fluoroproducts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Sales	$588	$601	$1,140	$1,180
Adjusted EBITDA	66	77	147	151
Adjusted EBITDA Margin	11%	13%	13%	13%

Change in segment sales from prior period	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Price	2%	1%
Volume	1%	1%
Currency	(4)%	(4)%
Portfolio / Other	(1)%	(1)%
Total Change	(2)%	(3)%
Fluoroproducts Segment Results
Segment Sales: Sales decreased by two percent and three percent for the three and six months ended June 30, 2015, respectively, compared with the same period in 2014. Higher volume and demand for Viton®, Opteon®YF and PTFE contributed to revenue growth despite lower R22 phase out impacts. However, negative currency impacts primarily from the Euro, Brazilian real and Japanese yen more than offset the increased volume and stronger prices realized.
Adjusted EBITDA and adjusted EBITDA margin: Adjusted EBITDA and adjusted EBITDA margin decreased during the three and six months ended June 30, 2015 in comparison with same period in 2014, primarily due to lower sales and outage costs incurred at the Corpus Christ plant, partially offset by the impact of cost reduction programs initiated in mid 2014.

Chemical Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Sales	$278	$295	$544	$576
Adjusted EBITDA	7	8	10	15
Adjusted EBITDA Margin	3%	3%	2%	3%

Change in segment sales from prior period	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Price	(7)%	(4)%
Volume	2%	—%
Currency	(1)%	(2)%
Portfolio / Other	—%	—%
Total Change	(6)%	(6)%

Segment Sales: Sales decreased by six percent in the three and six months ended June 30, 2015, compared with the same periods in 2014, primarily due to lower prices across the entire segment, offset by increased volume in sulfur and cyanides product lines. Sales decreased further from the negative impact of currency.
Adjusted EBITDA and adjusted EBITDA margin: Adjusted EBITDA and adjusted EBITDA margin decreased in the three and six months ended June 30, 2015 as lower sales were partially offset by lower business and overhead costs.
Strategic Alternatives: During the third quarter of 2015, the Company announced a plan to explore portfolio optimization alternatives in its Chemical Solutions segment, excluding cyanides, which has approximately $100 million of goodwill recorded on its balance sheet. Strategic decisions related to this portfolio could trigger the need for an interim impairment test in the third quarter, which could result in material goodwill impairment charges.
Liquidity & Capital Resources
Historically, the primary source of liquidity for Chemours’ business is the cash flow provided by operations which has historically been transferred to DuPont to support its overall cash management strategy. Prior to separation, transfers of cash to and from DuPont’s cash management system have been reflected in DuPont Company Net Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Changes in DuPont Company Net Investment. DuPont funded our cash needs through the date of the separation. Chemours has a historical pattern of seasonality, with working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year. Within the second half of the year, historical patterns indicate that the fourth quarter has been a significant period of working capital improvements.
Prior to our separation, while we were a wholly-owned subsidiary of DuPont, our Board of Directors, consisting of DuPont employees, declared a dividend of an aggregate amount of $100 million for the third quarter of 2015, to be paid to our stockholders of record on August 3, 2015. The new Board of Directors is assessing a sustainable, predictable dividend level for Chemours as an independent company. The declaration, payment and amount of any subsequent dividend will be subject to the sole discretion of our post-distribution, independent Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board of Directors may deem relevant, and there can be no assurances that we will continue to pay a dividend in the future.
At June 30, 2015, immediately prior to our separation from DuPont, Chemours had approximately $247 million of cash, which was in excess of the target $200 million of cash pursuant to the Separation Agreement. During the third quarter, cash, working capital and other accounts will be reconciled with DuPont and net settlement of any amounts due to DuPont will be completed pursuant to the Separation Agreement. Chemours anticipates that its primary source of liquidity will be cash generated from operations, available cash and borrowings under the debt financing arrangements as described below. We believe these sources will be sufficient to fund our planned operations, and to meet our interest, dividend and contractual obligations. We expect that our financial policy will seek to deleverage by using free cash flow to repay outstanding borrowings, invest for growth through selective investments to enhance our portfolio and financing of strategic capital investments, and return cash to shareholders.
Near Term Liquidity
Over the next 12 months, Chemours is required to make significant payments of interest and dividends. We expect to fund these payments through cash generated from operations, available cash and borrowings under the revolving credit facility. We anticipate that our operations and debt financing arrangements will provide sufficient liquidity over the next 12 months.
Cash Flow
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Cash used for operating activities	$(233)	$(229)
Cash used for investing activities	(323)	(202)
Cash provided by financing activities	803	431
Cash Used for Operating Activities
Cash used for operating activities increased $4 million for the six months ended June 30, 2015 compared to the same period in 2014 due to increased payments of trade accounts payable balances for raw materials in the second quarter of 2015.
Cash Used for Investing Activities
Cash used for investing activities increased $121 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily as a result of $30 million payment in the first quarter of 2015 relating to the formation of an equity investment and a $56 million increase in capital expenditures during the second quarter of 2015. Capital expenditures relating to our Altamira expansion were $80 million and $92 million for the six months ended June 30, 2015 and 2014, respectively.
Cash Provided by Financing Activities
As DuPont manages Chemours’ cash and financing arrangements, all excess cash generated through earnings is deemed remitted to DuPont and all sources of cash are deemed funded by DuPont. See Note 4 of the Interim Consolidated Financial Statements for additional information. In the six months ended June 30, 2015, Chemours remitted approximately $3.4 billion to DuPont in the form of a dividend, using cash received from issuance of debt. Cash provided by financing activities increased $372 million for the six months ended June 30, 2015 compared to the same period in 2014, from the proceeds of our financing transactions, net of transfers to DuPont.
Current Assets

	June 30,	December 31,
(Dollars in millions)	2015	2014
Cash	$247	$—
Accounts and notes receivable - trade, net	1,038	846
Inventories	1,054	1,052
Prepaid expenses and other	105	43
Deferred income taxes	39	21
Total current assets	$2,483	$1,962
Cash increased $247 million from the net cash transfer on June 30, 2015 by DuPont in connection with our separation. Accounts and notes receivable - trade, net at June 30, 2015 increased $192 million compared to December 31, 2014 due to timing of collections in the period. Our prepaid expenses increased $62 million primarily caused by additional prepaid income taxes and prepaid insurance.

Current Liabilities

	June 30,	December 31,
(Dollars in millions)	2015	2014
Accounts payable	$919	$1,046
Current portion of long-term debt	16	—
Deferred income taxes	26	9
Dividend payable	100	—
Other accrued liabilities	380	352
Total current liabilities	$1,441	$1,407
Current liabilities at June 30, 2015 increased $34 million compared to December 31, 2014 primarily as a result of our $100 million dividend payable, current maturities of long-term debt, and an increase in other accrued liabilities. These increases are partially offset by decreased accounts payable due to the timing of Chemours’ payments to vendors in the six months ended June 30, 2015 as compared to the year ended December 31, 2014.
Financing Transactions
On May 12, 2015, Chemours entered into certain financing transactions in connection the distribution and in recognition of the assets contributed to it by DuPont in anticipation of the separation. The proceeds from the financing transactions were used to fund a cash distribution to DuPont of $3.4 billion and a distribution in kind of Notes with an aggregate principal amount of $507 million. See Note 14 in the Interim Consolidated Financial Statements for further discussion of these transactions.
The credit agreement provides for a five-year $1.0 billion senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain limitations and at June 30, 2015, the facility was undrawn with a borrowing availability of approximately $385 million. We had $126 million letters of credit issued and outstanding under this facility at June 30, 2015.
Debt Covenants
Chemours is subject to certain debt covenants that, among other things, limit Chemours and certain of Chemours’ subsidiaries to incur indebtedness, pay dividends or make other distributions, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates and consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the credit agreement, Chemours is subject to a maximum consolidated net leverage ratio (calculated by dividing total net debt by EBITDA, both as defined by the credit agreement) of 5.75 to 1.00 until December 31, 2015, and a minimum consolidated interest coverage ratio (calculated by dividing EBITDA by interest expense, both as defined by the credit agreement) of 3.00 to 1.00. The Senior secured credit facilities and the Notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours.
Chemours is in compliance with its debt covenants as of June 30, 2015.
Supplier Financing
Chemours has entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to Citibank at discretion of both the supplier and Citibank on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under this program.

Capital Expenditures
Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist, primarily of:

•	ongoing capital expenditures, such as those required to maintain equipment reliability, the integrity and safety of our manufacturing sites and to comply with environmental regulations;

•	investments in our existing facilities to help support introduction of new products and de-bottleneck to expand capacity and grow our business; and

•	investment in projects to reduce future operating costs and enhance productivity.
 The following table summarizes ongoing and expansion capital expenditures (which includes environmental capital expenditures), as well as expenditures related to our separation from Dupont, for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Capital expenditures - ongoing and expansion	$113	$100	$228	$231
Capital expenditures - separation	$37		$59
Capital Expenditures	$150	$100	$287	$231
Capital expenditures as a percentage of our net sales were 10% and 6% for the three months ended June 30, 2015 and 2014, respectively. The increase in capital expenditures as a percentage of net sales from 2014 to 2015 is due to decline in net sales during the second quarter of 2015 and incremental capital expenditures related to our separation from DuPont. Capital expenditures as a percentage of our net sales were 10% and 7% for the six months ended June 30, 2015 and 2014, respectively. For the full year 2015, we expect our capital expenditures, excluding separation-related spending, to be about approximately $400 to $450 million and then decline in 2016 and 2017 as we finish the expansion of our Altamira, Mexico production facility. Once our Altamira project is completed, we anticipate that capital spending will return to more normalized spending of about $350 million per year in total for maintenance and growth. For further detail related to our environmental capital expenditures, please see the Environmental Matters section of this MD&A.
Contractual Obligations
Chemours' contractual obligations at June 30, 2015 did not significantly change from its contractual obligations at December 31, 2014, described in our Information Statement included in our Registration Statement, except for obligations related to our purchase obligations and borrowings under the Credit Facilities, both of which are summarized below.

		Payments Due In
(Dollars in millions)	Total at June 30, 2015	Remainder of 2015	2016 - 2017	2018 - 2019	2020 and Beyond
Long-term debt obligations	$4,003	$8	$30	$30	$3,935
Interest payments on long-term debt obligations	1,790	112	446	443	789
Purchase obligations[1]
Raw material obligations	1,522	188	200	145	989
Utility obligations	152	41	36	23	52
Other	42	15	25	2	—
Total purchase obligations	$1,716	$244	$261	$170	$1,041
1 Represents enforceable and legally binding agreements to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement.

Off Balance Sheet Arrangements
Information with respect to Chemours's guarantees is included in Note 15 to the Interim Consolidated Financial Statements and in Note 17 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement. Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees.
Critical Accounting Policies and Estimates
Chemours’ significant accounting policies are described in Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement.
Long-term Employee Benefits
DuPont offers various benefits to Chemours’ employees and retirees. DuPont maintains retirement-related programs in many countries that have a long-term impact on Chemours’ earnings and cash flows. DuPont offers plans that are shared amongst its businesses, including Chemours. In these cases, the participation of employees in these plans is reflected in these financial statements as though Chemours participates in a multi-employer plan with DuPont. A proportionate share of the cost is reflected in these Consolidated Financial Statements. Assets and liabilities are retained by DuPont. Further information on DuPont’s plans is included in DuPont’s Annual Report. As of the separation date, Chemours expects to record the net periodic benefit obligations for any plans that are transferred from DuPont. See the Pro Forma Combined Financial Statements in our Information Statement included in our Registration Statement for additional information.
Chemours will not continue to participate in the U.S. defined benefit plans post separation. DuPont will retain all liabilities related to its U.S. pension plans post separation. Certain Chemours employees were employed by DuPont prior to the separation, and were participants in DuPont's U.S. pension plan with vested plan balances at that the separation date. These Chemours employees will receive pension payments from DuPont at the time of their retirement.
These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other long-term employee benefits). Approximately 69% of Chemours’ worldwide allocation of benefit costs for pensions and essentially all of Chemours’ worldwide allocated costs for other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of Chemours’ non-U.S. combined subsidiaries is provided, to the extent deemed appropriate, through separate plans. DuPont regularly explores alternative solutions to meet its global pension obligations in the most cost-effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, DuPont reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.
The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in DuPont's pension and post-retirement medical, dental and life insurance plans, but receive benefits in its defined contribution plans.
In January 2012, DuPont contributed approximately $110 million to the principal U.S. pension plan representing an allocation of the contribution in respect of Chemours' employees and retirees and no such contributions were made in 2013 or 2014. In 2015, DuPont's contributions on behalf of Chemours to its principal U.S. pension plan are expected to be less than $12 million.
Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, an improvement in a plan's funded status tends to moderate subsequent funding needs. DuPont contributed, in respect of Chemours' employees and retirees, $35 million in 2014 and $34 million in 2013 and 2012, respectively, to its pension plans other than the principal U.S. pension plan.
DuPont’s other long-term employee benefits are unfunded. DuPont contributed, in respect of Chemours' employees and retirees, pre-tax cash requirements to cover actual net claims costs and related administrative expenses of $66 million, $58 million and $66 million in 2014, 2013 and 2012, respectively. In 2015, this amount is expected to be approximately the same as contributions in 2014. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.
Chemours’ income can be significantly affected by allocated costs for pension and defined contribution benefits as well as other long-term employee benefits provided by DuPont.
See DuPont’s 2014 10-K for additional information on the financial status of DuPont’s significant plans.

Environmental Matters
Environmental Expenses
Environmental expenses charged to current operations include environmental operating costs and the increase in the remediation accrual, if any, during the period reported. As a result of its operations, Chemours incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring and obtaining permits. Chemours also incurs costs for environmental-related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. Management expects that such expenses in 2015 will be comparable to 2014 and, therefore, does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on Chemours’ financial position, liquidity or results of operations.
Remediation Accrual
Changes in the remediation accrual balance are summarized below.
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

(Dollars in millions)
Balance at December 31, 2013	$274
Remediation payments	(38)
Increase in remediation accrual	59
Balance at December 31, 2014	$295
There have been no significant changes to the remediation accrual at June 30, 2015 from December 31, 2014.
Chemours is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy as described in Note 3 to the Annual Combined Financial Statements. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
As of June 30, 2015, Chemours, through DuPont, has been notified of potential liability under the CERCLA or similar state laws at about 173 sites around the U.S., including approximately 21 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 55 of these sites. In addition, at June 30, 2015, liability at approximately 64 sites, has been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in "de minimis buyouts" with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. The Company received notice of potential liability at three new sites in 2014. No such notices have been received through June 30, 2015.
At June 30, 2015, the Consolidated Balance Sheet included a liability of $302 million relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at June 30, 2015, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $650 million above the amount accrued at June 30, 2015.

Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual is $86 million at June 30, 2015 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $116 million, including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. However, management does not believe this would have a material adverse effect on Chemours’ combined financial position, liquidity or results of operations. During the twentieth century, DuPont manufactured blasting caps, fuses and related materials at Pompton Lakes. Operating activities at the site ceased in the mid 1990’s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from 2 other areas of the lake near the shoreline. Chemours expects to spend about $50 million over the next two to three years, which is included in the remediation accrual at June 30, 2015, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan.
Environmental Capital Expenditures
As of December 31, 2014, Chemours spent approximately $40 million on environmental capital projects either required by law or necessary to meet Chemours’ internal environmental goals. Chemours currently estimates expenditures for environmental-related capital projects to be approximately $40 million in 2015, which is included in our estimate of overall capital expenditures discussed in the Liquidity and Capital Resources section of this MD&A. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of Chemours.
PFOA
See discussion under “PFOA” in Note 15 to the Interim Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives and Other Hedging Instruments

Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact Chemours' earnings. Through December 2015, Chemours participated in DuPont's foreign currency hedging program to reduce earnings volatility associated with remeasurement of foreign currency denominated net monetary assets. DuPont formally documented the hedge relationships, including identification of the hedging instruments and hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Realized gains and losses on derivative instruments of DuPont were allocated by DuPont to Chemours based on projected exposure. Chemours recognized its allocable share of the gains and losses on Dupont's derivative financial instruments in earnings when the forecasted purchases occurred for natural gas hedges and when the forecasted sales occurred for foreign currency hedges.

As disclosed in the Annual Combined Financial Statements in our Information Statement included in our Registration Statement, the impact of Chemours' participation in the foreign currency hedging program were gains of $4 million in 2014. In relation to the parent sponsored program, Chemours was less than five percent of the program participation. Therefore, a ten percent change in rates on the parent sponsored program would have had an immaterial impact on cash flows and net income of Chemours for the year ended December 31, 2014.

Commencing in 2015, Chemours began entering into forward currency exchange contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from translating net monetary assets that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. The derivative assets and liabilities are reported on a gross basis in the Interim Consolidated Balance Sheets. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized within other income in the Interim Consolidated Statements of Operations. Chemours does not hold or issue financial instruments for speculative or trading purposes.

Sensitivity Analysis

The following table illustrate the fair values of outstanding derivative contacts at June 30, 2015 and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at June 30, 2015. Chemours did not hold any derivative contacts at December 31, 2014. Foreign currency sensitivities are based on a ten percent change in market rates.

(Dollars in millions)	June 30, 2015
	Fair Value Asset	Fair Value Sensitivity
Non-functional currency contracts	$12	$(107)

Chemours' risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 16 to the Interim Consolidated Financial Statements for further information.

Concentration of Credit Risk

Chemours' sales are not materially dependent on any single customer. As of June 30, 2015 and December 31, 2014, no one individual customer balance represented more than five percent of Chemours' total outstanding receivables balance. Credit risk associated with Chemours' receivables balance is representative of the geographic, industry and customer diversity associated with Chemours' global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of June 30, 2015 and December 31, 2014 was material.

Chemours also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. Chemours tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. Chemours did not have any commodity derivative instruments in place as of June 30, 2015 or December 31, 2014.

Additional Information

For additional information, see Note 16 to the Interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Management's Discussion and Analysis in our Information Statement included in our Registration Statement for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2015, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 15 to the interim Consolidated Financial Statements.
Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 15 to the Interim Consolidated Financial Statements under the heading PFOA.
Environmental Proceedings
LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall of 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.
Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors in our Information Statement included in our Registration Statement.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the Company's surface mine in Starke, Florida is included in Exhibit 95 to this report.

Item 5. OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The CHEMOURS COMPANY
(Registrant)

Date:	August 6, 2015

By:

Mark E. Newman
Senior Vice President and
Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation Agreement by and between E. I. du Pont de Nemours and Company and the Chemours Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

3.1
Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

3.2	Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.1
Second Amended and Restated Transition Services Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.2
Tax Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.3
Employee Matters Agreement by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.4
Third Amended and Restated Intellectual Property Cross-License Agreement by and among E. I. du Pont de Nemours and Company, The Chemours Company FC and The Chemours Company TT, LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.5*
Offer of Employment Letter between Mark E. Newman and E. I. du Pont de Nemours and Company, dated October 14, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 21, 2015).

10.6*
Offer of Employment Letter between Elizabeth Albright and E. I. du Pont de Nemours and Company, dated September 25, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Form 10, as filed with the U.S. Securities and Exchange Commission on April 21, 2015).

10.7
Indenture, dated May 12, 2015 by and among The Chemours Company, The Guarantors party thereto and U.S. Bank National Association, as Trustee, Elavon Financial Services Limited, as Registrar and Transfer Agent for the Euro Notes (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.8
First Supplemental Indenture, dated May 12, 2015, by and among The Chemours Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.9
Second Supplemental Indenture, dated May 12, 2015, by and among The Chemours Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.10
Third Supplemental Indenture, dated May 12, 2015, by and among The Chemours Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, Elavon Financial Services Limited, UK Branch, as Paying Agent for the Euro notes and Elavon Financial Services Limited, as Registrar and Transfer Agent for the Euro Notes (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

Exhibit Number	Description
10.11	6.625% Notes due 2023 (included in Exhibit 10.8).

10.12	7.000% Notes due 2025 (included in Exhibit 10.9).

10.13	6.125% Notes due 2023 (included in Exhibit 10.10).

10.14
Credit Agreement, dated May 12, 2015 by and among The Chemours Company, certain Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.15
Registration Rights Agreement, dated May 12, 2015, by and among The Chemours Company, certain Guarantors party thereto and Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC, as representatives of the Dollar purchases and Credit Suisse Securities (USA) LLC and J.P Morgan Securities plc, as representatives of the Euro Purchasers (incorporated by reference to Exhibit 10.15 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.16*
The Chemours Company Equity and Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-205391, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.17*
The Chemours Company Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.18*
The Chemours Company Management Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-205393, as filed with the U.S. Securities and Exchange Commission on July 31, 2015).

10.19*
The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-205392, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.20*
The Chemours Company Senior Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.21*	Form of Option Award Terms under the Company’s Equity Incentive Plan

10.22*	Form of Restricted Stock Unit Terms under the Company’s Equity Incentive Plan

10.23*	Form of Stock Appreciation Right Terms under the Company’s Equity Incentive Plan

10.24*	Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

32.1
Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2
Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________________
*Management contract or compensatory plan or arrangement.