Form 10-Q/A
period 2015-06-30
Chemours Co
filed 2015-08-07
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amended Form 10-Q report for the period ended June 30, 2015 is being filed to add the signature of Mark E. Newman, the Company's Chief Financial Officer, to the signature page of the report. In addition, we have updated the title of Mark P. Vergnano, the Company's Chief Executive Officer, in Exhibit 31.1.  No other changes have been made to the June 30, 2015 Form 10-Q report filed on August 6, 2015.

Except for the corrected signature page and Exhibit 31.1, this Amendment No. 1 does not amend any other information set forth in the Form 10-Q. This Amendment No. 1 speaks as of the original filing date, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way any disclosures made in the Form 10-Q. Additionally, in connection with the filing of this Amendment No. 1, the Company is including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

The CHEMOURS COMPANY
(Registrant)

Date:	August 6, 2015

By:	/s/ Mark E. Newman

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

10.21*	Form of Option Award Terms under the Company’s Equity Incentive Plan. **

10.22*	Form of Restricted Stock Unit Terms under the Company’s Equity Incentive Plan. **

10.23*	Form of Stock Appreciation Right Terms under the Company’s Equity Incentive Plan. **

10.24*	Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan. **

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

95	Mine Safety Disclosures **

101.INS	XBRL Instance Document **

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

______________________________________
*Management contract or compensatory plan or arrangement.
** Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.