Form 10-Q
period 2015-09-30
Chemours Co
filed 2015-11-05
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

(302) 773-1000
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The Registrant had 180,984,614 shares of common stock, $0.01 par value, outstanding at November 3, 2015.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company
Interim Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share)

	Three months ended			Nine months ended
	September 30,			September 30,
	2015	2014		2015	2014
Net sales	$1,486	$1,632		$4,357	$4,883
Cost of goods sold	1,222	1,273		3,615	3,824
Gross profit	264	359		742	1,059
Selling, general and administrative expense	157	176		481	532
Research and development expense	18	33		68	110
Employee separation and asset related charges, net	184	—		245	21
Goodwill impairment	25	—		25	—
Total expenses	384	209		819	663
Equity in earnings of affiliates	7	6		18	18
Interest expense	(51)	—		(79)	—
Other income, net	57	(13)		71	16
(Loss) income before income taxes	(107)	143		(67)	430
(Benefit from) provision for income taxes	(78)	35		(63)	108
Net (loss) income	(29)	108		(4)	322
Less: Net income attributable to noncontrolling interests	—	1		—	1
Net (loss) income attributable to Chemours	$(29)	$107		$(4)	$321

Per share data
Basic (loss) earnings per share of common stock	$(0.16)	$0.59	[1]	$(0.02)	$1.77	[1]
Diluted (loss) earnings per share of common stock	$(0.16)	$0.59	[1]	$(0.02)	$1.77	[1]
Dividends per share of common stock	$0.03	$—		$0.58	$—
 1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. Basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2014 were calculated using the shares distributed on July 1, 2015. Refer to Note 9 for information regarding the calculation of basic and diluted earnings per share.
See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(Dollars in millions)

	Three months ended September 30,
	2015			2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net (loss) income	$(107)	$78	$(29)	$143	$(35)	$108
Other comprehensive loss:
Cumulative translation adjustments	(52)	—	(52)	—	—	—
Pension benefit plans, net:
Net gain (loss)	(3)	—	(3)	—	—	—
Prior service benefit	17	(2)	15
Effect of foreign exchange rates	4	(1)	3	—	—	—
Reclassifications to net income:
Amortization of prior service cost	1	—	1	—	—	—
Amortization of loss	4	(1)	3	—	—	—
Pension benefit plans, net	23	(4)	19	—	—	—
Other comprehensive loss	(29)	(4)	(33)	—	—	—
Comprehensive (loss) income	(136)	74	(62)	143	(35)	108
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive (loss) income attributable to Chemours	$(136)	$74	$(62)	$143	$(35)	$108

	Nine months ended September 30,
	2015			2014
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net (loss) income	$(67)	$63	$(4)	$430	$(108)	$322
Other comprehensive loss:
Cumulative translation adjustments	(286)	—	(286)	—	—	—
Pension benefit plans, net:
Net gain	—	—	—	—	—	—
Prior service benefit	17	(2)	15	—	—	—
Effect of foreign exchange rates	27	(7)	20	—	—	—
Reclassifications to net income:
Amortization of prior service cost	3	—	3	—	—	—
Amortization of loss	11	(2)	9	—	—	—
Pension benefit plans, net	58	(11)	47	—	—	—
Other comprehensive loss	(228)	(11)	(239)	—	—	—
Comprehensive (loss) income	(295)	52	(243)	430	(108)	322
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to Chemours	$(295)	$52	$(243)	$431	$(108)	$323

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Balance Sheets
(Dollars in millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash	$215	$—
Accounts and notes receivable - trade, net	1,102	846
Inventories	993	1,052
Prepaid expenses and other	120	43
Deferred income taxes	51	21
Total current assets	2,481	1,962
Property, plant and equipment	9,043	9,282
Less: Accumulated depreciation	(5,873)	(5,974)
Net property, plant and equipment	3,170	3,308
Goodwill	169	198
Intangible assets, net	11	11
Investments in affiliates	154	124
Other assets	466	375
Total assets	$6,451	$5,978
Liabilities and equity
Current liabilities:
Accounts payable	$1,009	$1,046
Current maturities of long-term debt	38	—
Deferred income taxes	14	9
Other accrued liabilities	444	352
Total current liabilities	1,505	1,407
Long-term debt	3,924	—
Other liabilities	553	464
Deferred income taxes	379	434
Total liabilities	6,361	2,305
Commitments and contingent liabilities
Equity
Common stock (par value $.01 per share; 180,968,795 shares issued and outstanding as of September 30, 2015)	2	—
Additional paid in capital	645	—
DuPont Company Net Investment, prior to separation	—	3,650
Retained (deficit) earnings	(30)	—
Accumulated other comprehensive (loss) income	(531)	19
Total Chemours stockholders' equity	86	3,669
Noncontrolling interests	4	4
Total equity	90	3,673
Total liabilities and equity	$6,451	$5,978

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2015 and 2014
(Dollars in millions)

	Common Stock
	Shares	Amount	DuPont Company Net Investment	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Retained Deficit	Total
Balance at January 1, 2014	—	—	$3,195	$—	$19	$3	$—	$3,217
Net income	—	—	322	—	—	—	—	322
Net transfers from DuPont	—	—	365	—	—	—	—	365
Balance at September 30, 2014	—	$—	$3,882	$—	$19	$3	$—	$3,904

Balance at January 1, 2015	—	$—	$3,650	$—	$19	$4	$—	$3,673
Net income	—	—	25	—	—	—	(29)	(4)
Issuance of Common Stock at separation	180,966,833	2	—	(2)	—	—	—	—
Common Stock issued - compensation plans	1,962	—	—	—	—	—	—	—
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	—	—	268	—	(311)	—	—	(43)
Dividend declared	—	—	(100)	(5)	—	—	—	(105)
Non-cash debt exchange	—	—	(507)	—	—	—	—	(507)
Cash provided at separation by DuPont	—	—	247	—	—	—	—	247
Elimination of predecessor balances	—	—	(3,583)	643	—	—		(2,940)
Foreign currency translation adjustment	—	—	—	—	(286)	—	—	(286)
Pension, net of tax benefit of $11	—	—	—	—	47	—	—	47
Stock based compensation expense	—	—	—	9	—	—	(1)	8
Balance at September 30, 2015	180,968,795	$2	$—	$645	$(531)	$4	$(30)	$90

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine months ended
	September 30,
	2015	2014
Operating activities
Net (loss) income	$(4)	$322
Adjustments to reconcile net (loss) income to cash used for operating activities:
Depreciation and amortization	201	185
Other operating charges and credits, net	22	6
Equity in earnings of affiliates, net of dividends received of $0 and $1	(18)	(13)
Deferred tax benefit	(86)	(26)
Asset related charges	191	—
Increase in operating assets:
Accounts and notes receivable - trade, net	(250)	(189)
Inventories and other operating assets	(29)	(6)
Decrease in operating liabilities:
Accounts payable and other operating liabilities	(147)	(266)
Cash (used for) provided by operating activities	(120)	13
Investing activities
Purchases of property, plant and equipment	(392)	(404)
Proceeds from sales of assets, net	8	27
Foreign exchange contract settlements	61	—
Investment in affiliates	(32)	—
Cash used for investing activities	(355)	(377)
Financing activities
Proceeds from issuance of debt, net	3,490	—
Debt repayments	(6)	—
Dividends paid	(100)	—
Debt issuance costs	(79)	—
Payments of long-term capital lease obligations	—	(1)
Cash provided at separation by DuPont	247	—
Net transfers (to) from DuPont	(2,857)	365
Cash provided by financing activities	695	364
Effect of exchange rate changes on cash	$(5)	$—
Increase in cash	$215	$—
Cash at beginning of period	—	—
Cash at end of period	$215	$—

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING ACTIVITIES:
Change in property, plant and equipment included in accounts payable	$(42)	$(11)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 1. Background and Description of the Business
The Chemours Company (Chemours) delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide, sulfuric acid and aniline. Chemours consists of three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions.
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom, France and Sweden. As of September 30, 2015, Chemours consists of 36 production facilities globally, five dedicated to Titanium Technologies, 17 dedicated to Fluoroproducts, 12 dedicated to Chemical Solutions and two that support multiple Chemours segments.
Effective prior to the opening of trading on the New York Stock Exchange (NYSE) on July 1, 2015 (the Distribution Date), E. I. du Pont de Nemours and Company (DuPont) completed the previously announced separation of the businesses comprising DuPont’s Performance Chemicals reporting segment, and certain other assets and liabilities, into Chemours, a separate and distinct public company. The separation was completed by way of a distribution of all of the then-outstanding shares of common stock of Chemours through a dividend in kind of Chemours’ common stock (par value $0.01) to holders of DuPont common stock (par value $0.30) as of the close of business on June 23, 2015 (the Record Date) (the transaction referred to herein as the Distribution).
On the Distribution Date, each holder of DuPont's common stock received one share of Chemours' common stock for every five shares of DuPont's common stock held on the Record Date. The spin-off was completed pursuant to a Separation Agreement and other agreements with DuPont related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement. These agreements govern the relationship between Chemours and DuPont following the spin-off and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by DuPont to Chemours.
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to "we," "us," "our," "Chemours" and the "Company" refer to The Chemours Company and its consolidated subsidiaries after giving effect to the Distribution.
Note 2. Basis of Presentation
The accompanying Interim Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included. Certain reclassifications of prior year's data have been made to conform to current period presentation. Results for interim periods should not be considered indicative of results for a full year. These Interim Consolidated Financial Statements do not represent complete financial statements and should be read in conjunction with the audited Combined Financial Statements for the years ended December 31, 2014, 2013 and 2012, collectively referred to herein as the “Annual Combined Financial Statements” in our Information Statement included in our Registration Statement. Unless otherwise stated, references to years and three and nine month periods relate to Chemours' fiscal years and three and nine month periods. The notes that follow are an integral part of the Interim Consolidated Financial Statements.
Chemours did not operate as a separate, stand-alone entity for the full period covered by the Interim Consolidated Financial Statements. Prior to our spin-off on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the accompanying Interim Consolidated Financial Statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. Prior to January 1, 2015, aside from a Japanese entity that is a dual-resident for U.S. federal income tax purposes, there was no direct ownership relationship among all the other various legal entities comprising Chemours. Prior to July 1, 2015, DuPont and its subsidiaries’ net investments in these operations is shown in lieu of Stockholder’s Equity in the Interim Consolidated Financial Statements. The Interim Consolidated Financial Statements include the historical operations, assets and liabilities of

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

the legal entities that are considered to comprise the Chemours business, including certain environmental remediation and litigation obligations for which Chemours has indemnified DuPont.
All of the allocations and estimates in the Interim Consolidated Financial Statements prior to July 1, 2015 are based on assumptions that management believes are reasonable. However, the Interim Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of Chemours in the future or if Chemours had been a separate, stand-alone entity during the periods presented.
The net transfers from DuPont on the Interim Consolidated Statements of Equity include a non-cash contribution from DuPont of $93 for the nine months ended September 30, 2015. This non-cash contribution occurred during physical separation activities at shared production facilities in the United States prior to the spin-off. It was determined that assets previously managed by other DuPont businesses would be transferred to and managed by Chemours.
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
Beginning in 2015, when the Chemours operations were legally and operationally separated within DuPont in anticipation of the spin-off, some of the resulting newly created Chemours foreign entities set their local currency as the functional currency.
Employee Benefits
Prior to separation, certain of Chemours’ employees participated in defined benefit pension and other post-employment benefit plans (the Plans) sponsored by DuPont and accounted for by DuPont in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. Substantially all expenses related to these plans were allocated in shared entities and reported within costs of goods sold, selling, general and administrative expenses and research and development expense in the Interim Consolidated Statements of Operations. Chemours considered all plans to be part of a multi-employer plan with DuPont prior to January 1, 2015.
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

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Additionally, in 2015, Chemours formed new pension plans in Taiwan, Germany, Belgium, Switzerland, Japan, Korea and Mexico that mirror the plans historically operated by DuPont in these countries. The new plans are accounted for under the single employer method.  See Note 18 for additional information.
Derivatives
Prior to 2015, Chemours participated in DuPont’s foreign currency hedging program to reduce earnings and cash flow volatility associated with foreign currency exchange rate changes. DuPont formally documented the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions and the methodologies used to assess effectiveness and measure ineffectiveness. Realized gains and losses on derivative instruments of DuPont were allocated by DuPont to Chemours based on projected exposure. Chemours recognized its allocable share of the gains and losses on DuPont’s derivative financial instruments in earnings when the forecasted sales occurred for foreign currency hedges. The foreign currency hedges qualified as cash flow hedges, and the realized gains recognized in earnings were less than $1 for the three and nine months ended months ended September 30, 2014. Chemours’ participation in this program terminated as of January 1, 2015.
Beginning in February 2015, Chemours began entering into forward currency exchange contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring net monetary assets that Chemours holds which are denominated in non-functional currencies. Chemours does not hold or issue financial instruments for speculative or trading purposes. The derivative assets and liabilities are reported on a gross basis in the Interim Consolidated Balance Sheets. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the Interim Consolidated Statements of Operations during the period in which they occurred. Please refer to Note 17 for additional information.
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
Recent Accounting Pronouncements
In June 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, the inventory standard requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendment does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method but apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Chemours is currently evaluating the impact of adopting this guidance.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share or its Equivalent." This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. Chemours is currently evaluating the impact of adopting this guidance.
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. Chemours is currently evaluating the impact of adopting this guidance.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30),” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted, including adoption in an interim period. Chemours adopted this guidance for the quarter ending June 30, 2015. The adoption of this standard has no impact on Chemours’ results of operations or cash flows. Due to the accounting change described above, Chemours recorded debt issuance costs incurred for the issuance of its senior secured term loans and senior unsecured notes as a reduction of the liability on the Interim Consolidated Balance Sheets. See Note 15 for additional information.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendment is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. A reporting entity also may apply the amendments retrospectively. Chemours is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In May 2014, the FASB and the International Accounting Standards Board (IASB) jointly issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance is effective for public entities for annual and interim periods beginning after December 15, 2016 (original effective date). In July 2015, the FASB approved a deferral of the effective date of this guidance to provide entities with adequate time to effectively implement the new revenue standard and adoption as of the original effective date is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” amending existing requirements for reporting discontinued operations and disposals of components of an entity. The amended guidance limits the discontinued operations reporting to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amendment also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Chemours adopted this guidance effective on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.
Note 4. Relationship with DuPont and Related Entities
Prior to the spin-off on July 1, 2015, Chemours was managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to Chemours and reflected as expenses in the stand-alone Interim Consolidated Financial Statements. Management of DuPont and Chemours considered the allocation methodologies used to be reasonable and appropriate reflections of the historical DuPont expenses attributable to Chemours for purposes of the stand-alone

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

financial statements. The expenses reflected in the Consolidated Financial Statements may not be indicative of expenses that will be incurred by Chemours in the future. All related party transactions approximated market prices.
Subsequent to July 1, 2015, DuPont was no longer a related party of Chemours. Accordingly, beginning July 1, 2015, sales to DuPont businesses are reflected in net sales in our Interim Consolidated Statement of Operations. Purchases of by-products from DuPont businesses are reflected in cost of goods sold in our Interim Consolidated Statements of Operations. Chemours ongoing relationship with DuPont is governed by a Separation Agreement and other agreements with DuPont related to the spin-off, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement. These agreements provided for the allocation of various assets, liabilities, rights and obligations, and include arrangements for transition services to be provided by DuPont to Chemours.
(a) Related Party Purchases and Sales
Prior to the spin-off, including certain periods covered by the Interim Consolidated Financial Statements, Chemours sold finished goods to DuPont and its non-Chemours businesses.
Related party sales to DuPont include the following amounts:

Selling Segment	Three months ended September 30,			Nine months ended September 30,
	2015		2014	2015		2014
Titanium Technologies	$—	[1]	$1	$2	[1]	$1
Fluoroproducts	—	[1]	10	34	[1]	34
Chemical Solutions	—	[1]	14	21	[1]	55
Total	$—		$25	$57		$90
1 Subsequent to the spin-off on July 1, 2015, transactions with DuPont businesses were not considered related party transactions.
(b) Leveraged Services and Corporate Costs
Prior to the spin-off on July 1, 2015, DuPont incurred significant corporate costs for services provided to Chemours as well as other DuPont businesses. These costs included expenses for information systems, accounting, other financial services such as treasury and audit, purchasing, human resources, legal, facilities, engineering, corporate research and development, corporate stewardship, marketing and business analysis support.
A portion of these costs benefited multiple or all DuPont businesses, including Chemours, and were allocated to Chemours and its reportable segments using methods based on proportionate formulas involving total costs or other various allocation methods that management considered consistent and reasonable. Other Chemours corporate costs are not allocated to the reportable segments and are reported in Corporate and Other.
The allocated leveraged functional service expenses and general corporate expenses included in the Interim Consolidated Statements of Operations were $0 and $238 for the three and nine months ended September 30, 2015, respectively, and $121 and $378 for the three and nine months ended September 30, 2014, respectively. Allocated leveraged functional service expenses and general corporate expenses were recorded in the Interim Consolidated Statements of Operations within the following captions:

	Three months ended September 30,			Nine months ended September 30,
	2015		2014	2015		2014
Selling, general and administrative expense	$—	[1]	$105	$205	[1]	$318
Research and development expense	—	[1]	8	10	[1]	35
Cost of goods sold	—	[1]	8	23	[1]	25
Total	$—		$121	$238		$378
1 Subsequent to the spin-off on July 1, 2015, transactions with DuPont businesses were not considered related party transactions. Accordingly, no costs were allocated after the July 1, 2015 spin-off date.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

(c) Cash Management and Financing
For a portion of the periods presented, Chemours participated in DuPont’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which were operated by DuPont. Cash receipts were transferred to centralized accounts, also maintained by DuPont. As cash was disbursed and received by DuPont, it was accounted for by Chemours through DuPont Company Net Investment.
During the third quarter of 2015, Chemours recorded a payable to DuPont in accounts payable in our Interim Consolidated Balance Sheets which represents the amount of cash at spin-off in excess of the target amount pursuant to the Separation Agreement. We expect to pay $49 by December 31, 2015. Additionally, the companies are still finalizing the reconciliation of working capital and other accounts and the net amount due to/from DuPont will be settled in accordance with the Separation Agreement.
(d) Tax Matters Agreement
Chemours and DuPont entered into a Tax Matters Agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.  In general, under the agreement, DuPont is responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes DuPont or any of its subsidiaries and Chemours and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the date of the Separation and Chemours is responsible for any U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are imposed on Chemours and/or any of its subsidiaries for all tax periods, whether before or after the date of the distribution.
Note 5. Research and Development Expense
Research and development expense directly incurred by Chemours was $18 and $58 for the three and nine months ended September 30, 2015, respectively, and $25 and $75 for the three and nine months ended September 30, 2014, respectively. Research and development expense also includes $0 and $10 for the three and nine months ended September 30, 2015, respectively, and $8 and $35 for the three and nine months ended September 30, 2014, respectively, which represents an assignment of costs associated primarily with DuPont’s Corporate Central Research and Development long-term research activities. This assignment was based on the cost of research projects for which Chemours was determined to be the sponsor or co-sponsor. All research services provided by DuPont’s Central Research and Development to Chemours were specifically requested by Chemours, covered by service-level agreements and billed based on usage. DuPont research and development services were no longer used after separation on July 1, 2015.
Note 6. Employee Separation and Asset Related Charges, Net
For the three and nine months ended, Chemours recorded charges for employee separation and asset related charges as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Employee Separation Charges	$17	$—	$78	$21
Asset Related Charges - Restructuring	122	—	122	—
Asset Related Charges - Impairment [1]	45	—	45	—
Total	$184	$—	$245	$21
1 See Note 12 for further information.

Transformation Plan
During the third quarter of 2015, Chemours announced a plan to transform the company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization. Chemours expects the transformation plan will deliver $500 of Adjusted EBITDA improvement by 2017. Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage (net debt to Adjusted EBITDA) to approximately three times by year-end 2017. Key actions initiated under the Transformation

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Plan during the quarter included Titanium Technologies plant and production line closures, Fluoroproduct line closures and other cost reduction initiatives.
Titanium Technologies Plant Closures: In August 2015, the Company announced its plan to close its Edge Moor, DE manufacturing site located in the United States. The Edge Moor plant produced TiO2 product for use in the paper industry and other applications where demand has steadily declined, resulting in underused capacity at the plant. In addition, as part of the plan, the Company permanently shut down one underused TiO2 production line at its New Johnsonville, TN plant in the U.S. The Company stopped production at Edge Moor in September 2015 and immediately began decommissioning the plant. The Company expects to complete decommissioning activities in first quarter of 2016 and will begin dismantling thereafter. Dismantling and removal activities are expected to be completed in early 2017.
As a result, in the third quarter of 2015, the Company recorded charges of approximately $126, which consist of property, plant and equipment and other asset impairment charges of $114 and employee separation costs of $12. These charges were allocated to the Titanium Technology segment. The Company also expects to incur additional charges for decommissioning, dismantling and removal costs from fourth quarter 2015 to early 2017, which will be expensed as incurred.

Fluoroproducts Restructuring: During the third quarter of 2015, in connection with the Company’s transformation plan announced in August 2015 and efforts to improve the profitability of the Fluoroproducts segment, management approved the shutdown of certain production lines of the segment’s manufacturing facilities in the United States.  As a result, the Company recorded restructuring charges of approximately $10, which consist of property, plant and equipment accelerated depreciation of $8 and employee separation costs of $2.

Global Restructuring Programs

In 2015, in light of continued weakness in the global titanium dioxide market cycle and continued foreign currency impacts due to the strengthening of the U.S. dollar, Chemours accelerated implementation of its near-term priorities to drive operational and functional effectiveness to achieve both manufacturing and selling, general and administrative fixed cost improvements. Accordingly, in the second quarter of 2015, Chemours implemented a restructuring plan to reduce and simplify its cost structure. We recorded a pre-tax charge of $3 and $64 for employee separation costs in the three and nine months ended September 30, 2015. The actions associated with this charge and all related payments are expected to be substantially complete by the end of 2016 and are expected to result in future cash payments of approximately $41 related to severance and benefits.

In 2014, Chemours implemented a restructuring plan to increase productivity and recorded a pre-tax charge of $19 related to this initiative. The charge consisted of $16 related to employee separation costs and $3 for asset shut-down costs. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015.

The charges related to our programs and impairments impacted 2015 segment earnings as follows:

For the three months ended September 30, 2015	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Titanium Technologies Plant Closures	126	—	—	126
Fluoroproducts Restructuring	—	10	—	10
PP&E impairment [1]	—	—	45	45
2015 Restructuring	1	1	1	3
Total	127	11	46	184
1 See Note 12 for further information.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

For the nine months ended September 30, 2015	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Titanium Technologies Plant Closures	126	—	—	126
Fluoroproducts Restructuring	—	10	—	10
PP&E impairment	—	—	45	45
2015 Restructuring	24	26	14	64	[1]
Total	150	36	59	245
1 Includes approximately $13 related to Corporate overhead functions that was allocated to our segments.

For the nine months ended September 30, 2014, segment earnings were impacted by the 2014 restructuring program as shown in the following table. There were no restructuring charges to segment earnings in the three months ended September 30, 2014.

For the nine months ended September 30, 2014	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
2014 Restructuring	$3	$16	$—	$19

The following table shows the change in the liability account balance associated with our restructuring programs.

	Titanium Technologies Site Closures	Fluoroproducts	2015 Restructuring	2014 Restructuring	Total
Balance as of December 31, 2014	$—	$—	$—	$12	$12
Charges to income for the nine months ended September 30, 2015	12	2	64	—	78
Charges to liability accounts:
Payments [1]	—	—	(23)	(11)	(34)
Net currency translation adjustment [2]	—	—	—	—	—
Balance as of September 30, 2015	$12	$2	$41	$1	$56
1 Payments of $15 and $2 were made related to the 2015 and 2014 restructuring programs during the three months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, payments of $23 and $11 were made related to the 2015 and 2014 restructuring programs, respectively. As of September 30, 2015, no payments were made for the Titanium Technologies plant closures.
2 Net currency translation adjustment was less than $1 for all periods presented.
Note 7. Other Income, Net

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Leasing, contract services and miscellaneous income [1]	$10	$6	$14	$11
Royalty income [2]	3	13	10	22
Gain on sale of assets and businesses [3]	—	1	—	12
Exchange gains (losses), net [4]	44	(33)	47	(29)
Total other income, net	$57	$(13)	$71	$16

1 Leasing, contract services and miscellaneous income includes accrued interest related to unrecognized tax benefits.
2 Royalty income is primarily for technology and trademark licensing.
3 Gain on sale of assets and businesses primarily relates to a sale of assets in the Fluoroproducts segment.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

4 Chemours uses foreign currency exchange derivatives to offset its net exposure, by currency, related to its non-functional currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in non-functional currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The pre-tax exchange gains are recorded in other income, net and the related tax impact is recorded in provision for income taxes on Chemours' Interim Consolidated Statements of Operations. The $44 net exchange gain for the three months ended September 30, 2015 includes a gain on derivative contracts of $66, partially offset by a $22 pre-tax exchange loss on non-functional monetary assets and liabilities as a result of the strengthening of the U.S. dollar against the Mexican peso, Chinese yuan, Euro and Brazilian real. The $47 net exchange gain for the nine months ended September 30, 2015 includes a gain on derivatives of $78, partially offset by a $31 pre-tax exchange loss on non-functional monetary assets and liabilities as a result of the strengthening of the U.S. dollar against the Mexican peso, Chinese yuan, Euro and Brazilian real.
Note 8. Income Taxes
Chemours recorded a tax benefit of $78 and $63 for the three and nine months ended September 30, 2015, respectively, and a provision of $35 and $108 for the three and nine months ended September 30, 2014, respectively. Each year, Chemours and/or its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or DuPont in accordance with the Tax Matters Agreement. As a result, income tax uncertainties are recognized in Chemours’ Interim Consolidated Financial Statements in accordance with accounting for income taxes, when applicable. It is reasonably possible that changes to Chemours' global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of such changes that may occur within the next twelve months cannot be made.
During the third quarter, in connection with the spin-off, the Company deemed approximately $1,300 of unremitted earnings of subsidiaries outside the U.S. as indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Note 9. Earnings Per Share of Common Stock
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three months ended September 30,			Nine months ended September 30,
	2015	2014		2015	2014
Numerator:
Income from continuing operations attributable to Chemours	$(29)	$107	[1]	$(4)	$321	[1]
Denominator:
Weighted-average number of common shares outstanding- Basic	180,968,049	180,966,833		180,968,049	180,966,833
Dilutive effect of the company's employee compensation plans [2]	—	—		—	—
Weighted average number of common shares outstanding - Diluted	180,968,049	180,966,833		180,968,049	180,966,833
1 2014 amounts do not reflect interest expense on approximately $4,003 of debt issued during the second quarter of 2015 in connection with the spin-off. See Note 15 for additional information.
2 Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average number of stock options	8,401,821	—	8,401,821	—

Note 10. Accounts and Notes Receivable – Trade, Net

	September 30, 2015	December 31, 2014
Accounts receivable—trade, net [1]	$969	$746
VAT, GST and other taxes [2]	88	62
Advances and deposits	13	15
Leases receivable—current	13	12
Notes receivable—trade [3]	19	11
Total	$1,102	$846
1 Accounts receivable – trade is net of allowances of $4 and $4 as of September 30, 2015 and December 31, 2014, respectively. Allowances are equal to the estimated uncollectible amounts.
2 Value Added Tax (VAT) and Goods and Services Tax (GST) receivables are generally recorded at the legal entity level and allocated to Chemours within shared legal entities.
3 Notes receivable – trade primarily consists of $9 of derivative assets and loan receivables with terms of one year or less which are primarily concentrated in China. As of September 30, 2015, there were no past due notes receivable, nor were there any impairments related to current loan agreements.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three and nine months ended September 30, 2015. Bad debt expense was less than $1 for the three and nine months ended September 30, 2014.
Direct Financing Leases
At two of its facilities in the U.S. (Borderland and Morses Mill), Chemours has constructed fixed assets on land that it leases from third parties. Management has analyzed these arrangements and determined these assets represent a direct financing lease, whereby Chemours is the lessor of this equipment. Chemours has recorded leases receivable of $141 and $149 at September 30, 2015 and December 31, 2014 respectively, which represent the balance of the minimum future lease payments receivable. The current portion of leases receivable is included in accounts and notes receivable - trade, net, as shown above. The long-term portion of leases receivable are included in other assets, as shown in Note 14. Management has evaluated the realizable value of these leased assets and determined no impairment existed at September 30, 2015 or December 31, 2014. There is no estimated future residual value of these leased assets.
Note 11. Inventories

	September 30, 2015	December 31, 2014
Finished products	$662	$611
Semi-finished products	186	173
Raw materials, stores and supplies	395	521
Subtotal	1,243	1,305
Adjustment of inventories to a last-in, first-out (LIFO) basis	(250)	(253)
Total	$993	$1,052
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $719 and $684 or 58% and 52% of inventories before the LIFO adjustments at September 30, 2015 and December 31, 2014, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 12. Property, Plant and Equipment
Depreciation expense amounted to $69 and $198 for the three and nine months ended September 30, 2015, respectively and $56 and $183 for the three and nine months ended September 30, 2014, respectively. Property, plant and equipment includes gross assets under capital leases of $7 at September 30, 2015 and $6 at December 31, 2014.
We evaluate long-lived assets and finite-lived identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset groupings may not be recoverable. When undiscounted future cash flows are not expected to be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value based on a discounted cash flow analysis utilizing market participant assumptions.
During the three months ended September 30, 2015, in connection with the strategic evaluation of the Chemical Solutions portfolio, excluding cyanides, the Company determined that a Chemical Solutions manufacturing facility’s carrying value may not be recoverable given the strategic decision to discontinue investment in the business. An impairment evaluation was performed which indicated that the carrying amount of this asset group in the U.S. was not recoverable when compared to the expected undiscounted cash flows. Based on management’s assessment of the fair value of the asset group, the Company determined that the carrying value of that asset group exceeded the fair value and as a result, a $45 pre-tax impairment charge was recorded in the Chemical Solutions segment. The fair value of the asset group was determined using an income approach based on the present value of the estimated future cash flows. The key assumptions used included growth rates and cash flow projections, discount rate, tax rate and an estimated terminal value. The amount was recorded in employee separation and asset related charges, net in the Interim Consolidated Statement of Operations. Refer to Note 6 for additional information.
Note 13. Goodwill and Intangible Assets, Net
Goodwill: The following table summarizes changes in the carrying amount of goodwill by reportable segment as of September 30, 2015:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Balance as of December 31, 2014	$13	$85	$100	$198
Impairment charge	—	—	(25)	(25)
Other adjustments	—	—	(4)	(4)
Balance as of September 30, 2015	$13	$85	$71	$169
In the third quarter of 2015, in connection with the strategic evaluation of the Chemical Solutions portfolio, the Company realigned the reporting structure of the portfolio, specifically the level at which segment management regularly reviews operating results. The Company now identifies seven reporting units for purposes of goodwill allocation and impairment assessment. These seven reporting units are Aniline, Clean & Disinfect, Cyanides, Methylamines, Reactive Metal Solutions, Sulfur, and Vazo. Chemical Solutions remains an operating segment.
In addition, in connection with the spin-off on July 1, 2015, the Fluoroproducts reportable segment changed its organizational structure, which changed its reporting units from Fluorochemicals and Fluoropolymers to Fluorochemicals, Industrial Resins and Diversified Technologies, each of which is an operating segment. For reporting purposes, the three operating segments are aggregated into one reportable segment due to similar operating characteristics.
The reporting unit changes in Chemical Solutions and Fluoroproducts did not impact our reportable segments.
As a result of the changes discussed above, management allocated the historical goodwill of Fluoropolymers and Chemical Solutions to their new reporting units based on relative fair value.
Chemours tests goodwill for impairment at least annually on October 1; however, impairment tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. Evaluating goodwill for impairment is a two-step process. In the first step, Chemours compares the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment. In connection with the goodwill allocation to the new reporting units and strategic evaluation of Chemical Solutions, we evaluated the reporting units for impairment and determined that the estimated fair values of those reporting units, except for the Sulfur reporting unit, were substantially in excess of the carrying value, indicating that goodwill was not impaired. We performed the second step of the impairment test for Sulfur and determined that the implied fair value of goodwill was lower than its carrying value, resulting in a full impairment of the Sulfur reporting unit's goodwill. As a result, Chemours recorded a $25 million pre-tax impairment charge for goodwill during the quarter ended September 30, 2015 in the Chemicals Solutions segment.
Chemours estimates the fair value of its reporting units using the income approach based on the present value of estimated future cash flows, discounted at a risk-adjusted market rate, including a growth rate to calculate the terminal value. The Company’s forecasted future cash flows, which incorporate anticipated future revenue growth and related expenses to support the growth, were used to calculate fair value. The factors considered in determining the cash flows include: 1) macroeconomic conditions; 2) industry and market considerations; 3) costs of raw materials, labor or other costs having a negative effect on earnings and cash flows; 4) overall financial performance; and 5) other relevant entity-specific events. The discount rate used represents the weighted average cost of capital for the reporting units considering the risks and uncertainty inherent in the cash flows of the reporting units and in the internally developed forecasts. The implied fair value of the goodwill in step two was determined by allocating the fair value of the reporting units to all of the assets and liabilities as if the reporting units had been acquired in a business combination and its fair value was the purchase price paid to be acquired. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approaches used to determine the estimated fair value of our reporting units. Chemours believes that assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of October 1, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates.
Intangible Assets, Net: The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	September 30, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$20	$(17)	$3	$19	$(16)	$3
Patents	20	(17)	3	20	(16)	4
Purchased trademarks	18	(15)	3	18	(14)	4
Purchased and licensed technology	20	(18)	2	17	(17)	—
Total	$78	$(67)	$11	$74	$(63)	$11
The aggregate pre-tax amortization expense for definite-lived intangible assets was $1 and $3 for the three and nine months ended September 30, 2015 and $1 and $2 for the three and nine months ended September 30, 2014, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. There are no material indefinite-lived intangible assets.

Note 14. Other Assets

	September 30, 2015	December 31, 2014
Leases receivable - non-current [1]	$128	$137
Capitalized repair and maintenance costs	133	185
Pension assets [2]	132	—
Advances and deposits	4	17
Deferred income taxes - non-current	30	9
Miscellaneous [3]	39	27
Total	$466	$375
1 Leases receivable includes direct financing leases of property at two locations. See Note 10 for further information.
2 Pension assets represent pension plans commencing in 2015. See Note 18 for further information.
3 Miscellaneous includes prepaid expenses for royalty fees, vendor supply agreements and taxes other than income taxes, deferred financing fees related to the Revolving Credit Facility of $22, as well as capitalized expenses for the preparation of future landfill cells at Titanium Technologies’ New Johnsonville plant site.
Note 15. Debt
In conjunction with Chemours' separation from DuPont, Chemours entered into approximately $4,003 of financing transactions on May 12, 2015. Long-term debt, net of an unamortized discount on the Term Loan Facility of $7, was comprised of the following at September 30, 2015:

September 30, 2015
Long-term debt:
Senior secured term loan, net of issue discount	$1,489
Senior unsecured notes:
6.625%, due May 2023	1,350
7.00%, due May 2025	750
6.125%, due May 2023 (€360)	403
Other	26
Total	4,018
Less: Unamortized debt issuance costs	56
Less: Current maturities	38
Total long-term debt	$3,924
Senior Secured Credit Facilities
On May 12, 2015, Chemours entered into a credit agreement that provides for a seven-year senior secured term loan (the Term Loan Facility) in a principal amount of $1,500 repayable in equal quarterly installments at a rate of one percent of the original principal amount per year, with the balance payable on the final maturity date. The Term Loan Facility was issued with a $7 original issue discount and bears variable interest rate subject to a floor of 3.75%. The proceeds from the Term Loan Facility were used to fund a portion of the distribution to DuPont, along with related fees and expenses.
The credit agreement also provides for a five-year $1,000 senior secured revolving credit facility (the Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes. We had no borrowings outstanding under our Revolving Credit Facility at September 30, 2015, and we had $129 in letters of credit issued and outstanding under this facility. The Revolving Credit Facility bears variable interest of a range based on our total net leverage ratio between (a) 0.50% and 1.25% for base rate loans and (b) 1.50% and 2.25% for LIBOR loans. The applicable margin was 1.00% for base rate loans and 2.00% for LIBOR loans as of

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

September 30, 2015. In addition, we are required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on our total net leverage ratio, between 0.20% and 0.35%. Commitment fees are currently assessed at a rate of 0.30%.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, require Chemours (i) not to exceed a maximum total net leverage ratio and, (ii) unless Chemours has achieved an investment grade rating (as specified in the credit agreement), to maintain a minimum interest coverage ratio of greater than or equal to 3.00 to 1.00. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default.
During the third quarter of 2015, Chemours and its Revolving Credit Facility lenders agreed to amend certain provisions of the credit agreement that relate to the Revolving Credit Facility, strengthening Chemours' financial position by providing enhanced liquidity to implement the Transformation Plan. The amendment modified the consolidated EBITDA definition in the covenant calculation to include pro forma benefits of announced cost reduction initiatives.
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
Maturities
There are no debt maturities in each of the next seven years, except, in accordance with the credit agreement, Chemours has required quarterly principal payments related to the Term Loan Facility equivalent to 1.00% per annum beginning September 2015 through March 2022, with the balance due at maturity. Term Loan principal maturities over the next five years are $4 during the fourth quarter of 2015 and $15 in each year from 2016 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2021 and beyond will be $3,920.
Debt Fair Value
The fair values of the Term Loan Facility, the 2023 notes, the 2025 notes and the 2023 Euro notes at September 30, 2015 were approximately $1,362, $906, $494 and $268, respectively. The estimated fair values of the Term Loan Facility and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 16. Commitments and Contingent Liabilities
(a) Guarantees
Chemours has directly guaranteed various obligations of customers, suppliers and other third parties. At September 30, 2015 and December 31, 2014, Chemours had directly guaranteed $9 and $41 of such obligations, respectively. These represent the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at September 30, 2015 and December 31, 2014.
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
(b) Litigation
In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the Distribution, is subject to various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Except for the PFOA litigation for which a separate assessment is provided in this Note, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours' consolidated financial position, results of operations or liquidity. With respect to the litigation matters discussed below, management's estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter.
Asbestos
At September 30, 2015, there were approximately 2,360 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products. At September 30, 2015 and December 31, 2014, Chemours had an accrual of $38 related to this matter. Additionally, Chemours had an accrual for $2 for asbestos cases outside the U.S. at September 30, 2015. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.
Benzene
In the separation, DuPont assigned its Benzene docket to Chemours. There are 28 pending cases against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products, such as paints, thinners and reducers.
A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015. Plaintiffs alleged that Mr. Hood's Acute Myelogenous Leukemia (AML) was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause cancer or leukemia. The jury found in the Plaintiffs favor awarding $6.9 in compensatory damages and $1.5 in punitive damages. Through DuPont, Chemours will appeal the verdict based upon substantial errors made at the trial court. Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each Benzene matter is highly fact driven and impacted by disease, exposure and other factors, a range of such losses cannot be reasonably estimated at this time.
PFOA
Prior to the fourth quarter of 2014, Chemours used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Washington Works plant in West Virginia. Chemours had accruals of $14 related to the PFOA matters discussed below at September 30, 2015 and December 31, 2014.
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
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of September 30, 2015, less than $1 has been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA) and private well users.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation in Ohio federal court (MDL). Based on the information currently available to the company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 37 lawsuits alleging wrongful death. In the third quarter of 2014, six plaintiffs from the MDL were selected for individual trial. The first case (Bartlett v. DuPont) was tried to a verdict on October 7, 2015. The Plaintiff alleged that PFOA in drinking water caused her kidney cancer with causes of action for negligence and negligent infliction of emotional distress. Ohio law applied to the causes of action and damages. The jury found in favor of the Plaintiff awarding $1.1 in damages for negligence and $0.5 for emotional distress. The jury found that DuPont’s conduct did not warrant punitive damages. Chemours, through DuPont, will appeal the verdict based upon substantial errors made at the trial court. The second case (Wolf v. DuPont) is set for trial in March 2016. This case involves a Plaintiff alleging damages for ulcerative colitis. West Virginia law will apply to the causes of action and damages.
Chemours, through DuPont, denies the allegations in these lawsuits and is defending itself vigorously. No claims have been settled or resolved during the periods presented.
Additional Actions
An Ohio action brought by the LHWA against DuPont is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter of 2014, DuPont filed a motion for summary judgment.  The LHWA  moved for

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

partial summary judgment. During the second quarter, the court granted in part and denied in part both parties' motions for summary judgment. A settlement conference is scheduled for November 2015 and a trial is set for January 2016.  Chemours, through DuPont, denies these claims and is defending itself vigorously. Ohio law will apply to the causes of action and damages.
PFOA Summary
While it is probable that the company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. Chemours believes that it is reasonably possible that it could incur losses related to the LHWA and MDL in Ohio federal court discussed above but such losses cannot be estimated at this time.  In the MDL in Ohio federal court, a range of such losses cannot be reasonably estimated at this time due to the uniqueness of the individual MDL plaintiff's claims and Chemours' defenses to those claims, both as to potential liability and damages on an individual claim basis, among other factors. The trials and appeals of these matters will occur over the course of many years. Significant unfavorable outcomes in a number of cases in the MDL could have a material adverse effect on Chemours' consolidated financial position, results of operations or liquidity.
(c) Environmental
Chemours, by virtue of its status as a subsidiary of DuPont prior to the Distribution, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At September 30, 2015, the Interim Consolidated Balance Sheets included a liability of $300, relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $630 above the amount accrued at September 30, 2015. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual at September 30, 2015 includes $88 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that potential liability for remediation activities at this site could range up to $119 including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site were ceased in the mid 1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years in connection with remediation activities commencing in mid-2016 at Pompton Lakes, including activities related to the EPA’s proposed plan. These amounts are included in the remediation accrual at September 30, 2015.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 17. Financial Instruments
Derivative Instruments
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, Chemours enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management. This program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program has procedures consistent with Chemours’ financial risk management policies and guidelines.
Foreign Currency Forward Contracts
Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis in the Interim Consolidated Balance Sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the Interim Consolidated Statements of Operations during the period in which they occurred.
At September 30, 2015, there were 64 forward exchange currency contracts outstanding with an aggregate gross notional value of $1,030. Chemours recognized a gain of $66 and $78 for the three and nine month periods ended September 30, 2015, respectively in other income, net in the Interim Consolidated Statements of Operations. There were no forward contracts outstanding in 2014.
Net Investment Hedge - Foreign Currency Borrowings
On July 1, 2015, Chemours designated its €360 million Euro notes (see Note 15) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours used the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in the Interim Consolidated Balance Sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the Interim Consolidated Statements of Operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. For the three and nine months ended September 30, 2015, Chemours did not record any ineffectiveness and recognized gains of less than $1 on its net investment hedges within cumulative translation adjustment in AOCI. There were no net investment hedges in 2014.
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy, as described in Note 3 to the Interim Consolidated Financial Statements.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2015	December 31, 2014
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$9	$—
Total asset derivatives		$9	$—

Liability derivatives
Foreign currency forward contracts	Other accrued liabilities	$3	$—
Total liability derivatives		$3	$—

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

We classify our foreign currency forward contracts in Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.
Note 18. Long-Term Employee Benefits
Plans Covering Employees in the U.S.
On July 1, 2015, in connection with the separation from DuPont, Chemours employees stopped participating in various DuPont plans, including the DuPont Pension and Retirement Plan in the U.S. and certain other long-term employee benefits. DuPont retained all liabilities related to its U.S. plans post-separation.
Chemours sponsors a defined contribution plan, which covers all U.S. employees. The plan is a tax-qualified contributory profit sharing plan, with cash or deferred arrangement, and any eligible employee of Chemours may participate. Chemours contributes 100% of the first 6% of the employee’s contribution election and also contributes 3% of each eligible employee’s eligible compensation regardless of the employee’s contribution. The plan's matching contributions vest immediately upon contribution. The 3% non-matching contribution vests for employees with at least three years of service. Enhanced 401(k) benefits are also provided to former participants of the DuPont pension plan.
Plans Covering Employees Outside the U.S.
Pension coverage for employees of Chemours non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans established after separation and comparable to the DuPont plans in those countries. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts or remain unfunded.
Participation in the Plans
Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. plans as though they were participants in a multi-employer plan with the other businesses of DuPont. More information on the financial status of DuPont’s significant plans can be found in DuPont’s Annual Report on Form 10-K. The following table presents the expense for DuPont’s significant plans in which Chemours participated prior to separation and are accounted for as multi-employer plans.

		Three months ended September 30,		Nine months ended September 30,
Plan Name	EIN / Pension Number	2015	2014	2015	2014
DuPont Pension and Retirement Plan (U.S.)	51-0014090/001	$—	$13	$48	$38
All other U.S. and non-U.S. Plans		—	(1)	5	2
The above table does not include pension plans covering Chemours' employees in various non-U.S. plans. See below for further discussion of these plans. For purposes of these financial statements, the amounts in the tables above represent the allocation of cost to Chemours included in the income statements of Chemours, which was allocated based on active employee headcount. These figures do not represent cash payments to DuPont, or DuPont’s plans.
Single and Multiple Employer Plans
Beginning in the first quarter of 2015, Chemours has accounted for the plans covering its employees in the Netherlands and Taiwan as a multiple employer plan and a single employer plan, respectively. In the third quarter of 2015, in connection with the separation, additional plans in Germany, Belgium, Japan, Korea, Mexico and Switzerland were established. As of September 30, 2015, these plans were all accounted for as single employer plans. The pre-tax amounts recognized in accumulated other comprehensive (loss) income are summarized below:

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Pension Benefits	September 30, 2015
Net loss	$362
Prior service cost	(8)
Total amount recognized in accumulated other comprehensive (loss) income	$354
At January 1, 2015, the accumulated benefit obligation and projected benefit obligation for the non-U.S. plans were $1,186 and $1,309, respectively. The fair value of assets in the non-U.S. plans, net of plan liabilities was $1,288, which includes a contribution of $28 to the Taiwan plan in 2015 made by DuPont, on behalf of Chemours. Valuations for the single and multiple employer plans covering Chemours' employees were obtained as of January 1, 2015 and the information presented is in accordance with the valuation of these plans as of that date.

Pension Benefits	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Components of net periodic pension cost:
Net periodic benefit (credit) cost:
Service cost	$5	$11
Interest cost	5	14
Expected return on plan assets	(21)	(61)
Amortization of loss	1	8
Amortization of prior service cost	4	6
Net periodic benefit (credit) cost	$(6)	$(22)
The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during the remainder of 2015 is $5.
Assumptions
For the non-U.S. plans, the Company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date. For these plans, the long term rate of return on assets reflects economic assumptions applicable to each country.
The following assumptions have been used to determine the benefit obligations and net benefit cost:

Weighted average assumptions used to determine benefit obligations as of January 1, 2015 and benefit cost for the nine months ended September 30, 2015	Pension Benefit Obligations at January 1, 2015	Benefits Cost for the nine months ended September 30, 2015
Discount rate	2%	3%
Expected return on plan assets	7%	7%
Rate of compensation increase [1]	4%	4%
1 The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at Chemours.
Plan Assets
The non-U.S. plan assets are maintained by Chemours. Each pension plan's assets are invested through a master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset and liability modeling. Chemours establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in countries are selected in accordance with the laws and practices of those countries.
The weighted average target allocation for Chemours' pension plan assets is summarized as follows:

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

January 1, 2015
U.S. equity securities	25%
Non-U.S.equity securities	25%
Fixed income securities	50%
Total	100%
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
The table below presents the fair values of Chemours' pension assets by level within the fair value hierarchy, as described in Note 3 of the Interim Consolidated Financial Statements, as of January 1, 2015.

	Total	Level 1	Level 2
Asset Category:
Debt - government issued	$553	$24	$529
Debt - corporate issued	150	52	98
Debt - asset backed	38	3	35
U.S. and non U.S. equities	538	52	486
Derivatives - asset position	33	—	33
Derivatives - liability position	(12)	—	(12)
Other	5	2	3
	1,305	$133	$1,172
Pension trust payables [1]	(17)
Total	$1,288
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
Cash Flow
Defined Benefit Plan
DuPont contributed, on behalf of Chemours, $35 to its pension plans other than the principal U.S. pension plan in 2014. DuPont contributed, on behalf of Chemours, $66 to its other long-term employee benefit plans in 2014. DuPont contributed $38 in the first half of 2015 and Chemours contributed $4 in the third quarter of 2015. Chemours expects to contribute an additional $4 to

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

its pension plans, and expects contributions to its other long-term employee benefit plans to be approximately the same as contributions in 2014.
Estimated future benefit payments
The following benefit payments, which are related to non-U.S. plans that are predominantly Chemours and reflect future service, as appropriate, are expected to be paid:

Year ended December 31,	Benefits
Remainder of 2015	$10
2016	44
2017	48
2018	47
2019	49
2020-2024	265
Note 19. Stock-based Compensation

Total stock-based compensation cost included in the Consolidated Statements of Operations was $8 and $13 for the three and nine months ended September 30, 2015, respectively, and $2 and $6 for the three and nine months ended September 30, 2014, respectively. The income tax benefits related to stock-based compensation arrangements were $3 and $5 for the three and nine months ended September 30, 2015, respectively and less than $1 and $2 for the three and nine months ended September 30, 2014, respectively.

Stock-based compensation expense in 2014 and until separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours employees participated.  Adopted at separation, The Chemours Company Equity and Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of benefits, including stock options and restricted stock units (RSUs).

In accordance with the Employee Matters Agreement between DuPont and Chemours, certain executives and employees were entitled to receive equity compensation awards of Chemours in replacement of previously outstanding awards granted under various DuPont stock incentive plans prior to the separation. In connection with the spin-off, these awards were converted into new Chemours equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the July 1, 2015 spin-off. As a result of the conversion of these awards, we recorded an approximate $3 incremental charge in the third quarter of 2015. The terms and conditions of the DuPont awards were replicated and as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.

Stock Options

Chemours granted non-qualified options to employees in July 2015 representing replacement of previously granted performance stock unit awards at DuPont. Other than those options, Chemours' expense related to stock options was entirely related to options granted to replace outstanding option awards from DuPont that were converted to Chemours options on July 1, 2015.

The expense related to stock options granted in the three and nine months ended September 30, 2015 was based on the assumptions shown in the table below.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Assumptions used to calculate expense for stock options	For the three and nine months ended September 30, 2015

Risk-free interest rate	1.5%
Average life of options (years)	5.4
Volatility	42.0%
Dividend yield	6.9%
Fair value per stock option	$3.17

The following table summarizes Chemours stock option activity for the three months ended September 30, 2015.

	Number of Shares (in thousands)	Weighted Average Exercise Price(per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, June 30, 2015	—	N/A
Converted on July 1, 2015	7,793	14.56
Granted	662	16.04
Exercised	—	N/A
Forfeited	(107)	17.16
Canceled	—	N/A
Outstanding, September 30, 2015	8.348	14.65	5.06	243
Exercisable, September 30, 2015	5,286	13.72	4.19	243

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of September 30, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the company's stock. No options were exercised in the three months ended September 30, 2015.

As of September 30, 2015, $5 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.11 years.

RSUs

The company issues RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees with a performance condition. These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs, both with and without performance feature, as of September 30, 2015 are shown below. The weighted-average grant-date fair value of RSUs granted during 2015 was $14.94.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, June 30, 2015	—	—
Converted, July 1, 2015	1,438	16.00
Granted	1,065	13.50
Vested	(11)	16.00
Forfeited	(13)	16.00
Nonvested, September 30, 2015	2,479	14.94

As of September 30, 2015, there was $28 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.22 years.
Note 20. Segment Information
Chemours’ operations are classified into three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution and regulatory environment. Chemours’ reportable segments are Titanium Technologies, Fluoroproducts and Chemical Solutions. Corporate costs and certain legal and environmental expenses that are not aligned with the reportable segments and foreign exchange gains and losses are reflected in Corporate and Other. Prior to September 30, 2015, foreign exchange gains and losses were reflected in the three reportable segments.
Segment sales include transfers to another reportable segment. Adjusted EBITDA is the primary measure of segment profitability used by the Chief Operating Decision Maker (CODM) and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs,

•	exchange gains (losses),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	gains (losses) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
The tables presented below reflect the reclassification of certain corporate costs, certain legal and environmental expenses that are not aligned with our reportable segments, and foreign exchange gains and losses from our reportable segments into Corporate and Other. All periods presented reflect the current definition of Adjusted EBITDA.

Three months ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2015
Sales	$616	$576	$295	$—	$1,487
Less: Transfers	—	1	—	—	1
Net sales	$616	$575	$295	$—	$1,486
Adjusted EBITDA	78	89	7	(5)	$169
Depreciation and amortization	32	23	14	1	70

2014
Sales	$755	$572	$306	$—	$1,633
Less: Transfers	1	—	—	—	1
Net sales	$754	$572	$306	$—	$1,632
Adjusted EBITDA	189	70	9	(33)	235
Depreciation and amortization	29	16	12	—	57

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Nine months ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2015
Sales	$1,804	$1,716	$839	$—	$4,359
Less: Transfers	1	1	—	—	2
Net sales	$1,803	$1,715	$839	$—	$4,357
Adjusted EBITDA	262	218	12	(51)	441
Depreciation and amortization	95	65	40	1	201

2014
Sales	$2,254	$1,752	$882	$—	$4,888
Less: Transfers	5	—	—	—	5
Net sales	$2,249	$1,752	$882	$—	$4,883
Adjusted EBITDA	563	209	16	(117)	671
Depreciation and amortization	90	59	36	—	185
Total Adjusted EBITDA reconciles to total consolidated income before income taxes on the Interim Consolidated Statements of Operations as follows:
Reconciliation to Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Total Adjusted EBITDA	$169	$235	$441	$671
Interest	(51)	—	(79)	—
Depreciation and amortization	(70)	(57)	(201)	(185)
Non-operating pension and other postretirement employee benefit costs	10	(3)	(5)	(18)
Exchange gains (losses)	44	(33)	47	(29)
Asset impairments	(70)	—	(70)	—
Restructuring charges	(139)	—	(200)	(21)
Gains (losses) on sale of business or assets	—	1	—	12
(Loss) income before income taxes	(107)	143	(67)	430
(Benefit from) provision for income taxes	(78)	35	(63)	108
Net (loss) income	$(29)	$108	$(4)	$322

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis, which we refer to in this filing as “MD&A,” of our results of operations and financial condition is provided as a supplement to the Interim Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. Our MD&A is based on financial data derived from the financial statements prepared in accordance with the United States (U.S.) generally accepted accounting principles (GAAP) and certain other financial data (Adjusted EBITDA) that is prepared using non-GAAP measures. See Note 20 of Notes to the Interim Consolidated Financial Statements (Unaudited) for a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income.
Chemours management uses Adjusted EBITDA to evaluate the company’s performance excluding the impact of certain non-cash charges and other special items in order to have comparable financial results to analyze changes in our underlying business between reporting periods. The company includes this non-GAAP financial measure because management believes it is useful to investors in that it provides for greater transparency with respect to supplemental information used by management in its financial and operational decision making. Chemours’ management believes that the presentation of this non-GAAP financial measure, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. Adjusted EBITDA should not be considered a substitute for net (loss) income.
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
Cautionary Statements About Forward-Looking Statements
The discussion and analysis presented below refer to and should be read in conjunction with the financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the Interim Consolidated Financial Statements), the audited combined financial statements (the Annual Combined Financial Statements) and related notes, and the unaudited pro forma combined financial statements (the Pro Forma Combined Financial Statements), each in our Information Statement included in our Registration Statement.
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
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control. Some of the important factors that could cause Chemours’ actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Difficulty fulfilling our obligations under our indebtedness;

•	Uncertainty regarding the availability of financing to us in the future, including access to our revolving credit facilities, and the terms of such financing;

•	Significant litigation and environmental matters;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Changes in laws and regulations or political conditions;

•	Global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;

•	Business or supply disruptions;

•	Security threats, such as acts of sabotage, terrorism or war, weather events and natural disasters;

•	Ability to protect, defend and enforce Chemours’ intellectual property rights;

•	Increased competition;

•	Increasing consolidation of our core customers;

•	Changes in relationships with our significant customers and suppliers;

•	Significant or unanticipated expenses such as litigation or legal settlement expenses;

•	Unanticipated business disruptions;

•	Our ability to predict, identify and interpret changes in consumer preference and demand;

•	Our ability to realize the expected benefits of the separation;

•	Our ability to complete proposed divestitures or acquisitions and our ability to realize the expected benefits of acquisitions if they are completed;

•	Our ability to deliver cost savings as anticipated, whether or not on the timelines proposed;

•	Our ability to pay or the amount of any dividend; and,

•	Disruptions in our information technology networks and systems.
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
Overview
Chemours is a leading global provider of performance chemicals that are key inputs in products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide, refrigerants, industrial fluoropolymer resins and a portfolio of industrial chemicals including sodium cyanide, sulfuric acid and aniline.
Chemours manages and reports operating results through three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history of innovation and our reputation within the chemical industry for safety, quality and reliability.
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
In addition to the dedicated sites described below, the Company operates two production facilities that support both the Fluoroproducts and Chemical Solutions segments for a total of 36 sites.
Titanium Technologies
Our Titanium Technologies segment is the leading global producer of TiO2, a premium white pigment used to deliver opacity. Titanium Technologies operates in five dedicated production facilities in the U.S., Mexico and Taiwan.
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
In the declining phase of the TiO2 cycle, prices can fall to the point where higher cost producers may be selling product at or below production cost. Although Chemours management does not have precise information regarding the prices and costs of other producers, our assessment of current global economic conditions and other factors is that we believe the industry is likely nearing the breakeven point in the TiO2 market cycle. As described, we have unique capabilities which deliver the industry’s best cost position, so we have been able to continue to maintain operating cash flow during the down phase of the cycle.
Fluoroproducts
Our Fluoroproducts segment is a leading global provider of fluoroproducts, such as refrigerants and industrial fluoropolymer resins. Our Fluoroproducts segment has manufacturing and contract manufacturing in 17 dedicated sites in the U.S., Belgium, France, the Netherlands, Sweden and Brazil.
The Fluoroproducts segment sells products through three principal groups: Fluorochemicals, Industrial Resins and Diversified Technologies. Our Fluorochemicals products include refrigerants, foam expansion agents, propellants and fire extinguishants. Our Industrial Resins products serve a wide range of industrial and end user applications spanning from wearable electronics, to network cables, pipe lining and gaskets, corrosion resistance and thermal stability, among others. Diversified Technologies products also serve a wide range of industrial and end user applications including but not limited to automotive, surface protection, and non-stick adhesion. Fluorochemicals' refrigerant sales fluctuate by season as sales in the first half of the year generally are slightly higher than sales in the second half of the year; however, shifts in the product portfolio in recent quarters have partially offset this impact.
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
Chemical Solutions
Our Chemical Solutions segment is a leading North American provider of industrial and specialty chemicals used in gold production, oil refining, agriculture, industrial polymers and other industries. Chemical Solutions operates in 12 dedicated sites in the U.S. and the United Kingdom.
Chemical Solutions operates in three key market segments of cyanides, sulfur products and performance chemicals. In the cyanides market, we intend to continue our strategy to engage in long-term, multi-year contractual relationships with key customers and invest in initiatives to further improve our uptime and yields. In the sulfur and performance chemicals market segments, our focus will be to reduce overall manufacturing cost and to take actions to improve the profitability levels of underperforming product lines. During the third quarter of 2015, as part of our Transformation Plan, we announced our intention to evaluate strategic alternatives for this segment, excluding the cyanides product lines. As of September 30, 2015, that evaluation is ongoing and is expected to result in a combination of asset sales, site shutdowns and other measures to improve segment profitability.
Separation from DuPont
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
Recent Developments
Transformation Plan
During the third quarter of 2015, Chemours announced a plan to transform the company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization. Chemours expects the transformation plan will deliver $500 million of Adjusted EBITDA improvement by 2017. Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage (net debt to Adjusted EBITDA) to approximately three times by year-end 2017. Key actions initiated under the Transformation Plan during the quarter included Titanium Technologies plant and production line closures, Fluoroproduct line closures and other cost reduction initiatives. See Note 20 of Notes to the Interim Consolidated Financial Statements (Unaudited) for a reconciliation of Adjusted EBITDA to net (loss) income.
Titanium Technologies Plant Closures

In August 2015, the Company announced its plan to close its Edge Moor, DE manufacturing site located in the United States. The Edge Moor plant produced titanium dioxide (TiO2) product for use in the paper industry and other applications where demand has steadily declined steadily and has resulted in underused capacity at the plant. In addition, as part of the plan, the Company permanently shut down one underused TiO2 production line at its New Johnsonville, TN plant in the U.S. The Company stopped production at Edge Moor in September 2015 and immediately began decommissioning the plant. The Company expects to complete decommissioning activities in first quarter of 2016 and will begin dismantling thereafter. Dismantling and removal activities are expected to be completed in early 2017.

As a result, for the three months ended September 30, 2015, the Company recorded charges of approximately $126 million, which consist of property, plant and equipment and other asset impairment charges of $114 million and employee separation costs of $12 million. These charges were allocated entirely to the Titanium Technology segment. The Company also expects to incur additional charges of approximately $65 million for decommissioning, dismantling and removal costs from fourth quarter 2015 to early 2017, which will be expensed as incurred. Because the Company is in the early stages of implementing this plan, the amount and timing of the above estimates may differ materially from the amounts provided.
Chemical Solutions Asset Impairments
During the three months ended September 30, 2015, in connection with the strategic evaluation of the Chemical Solutions operating segment portfolio, we determined that certain Chemical Solutions manufacturing facilities in the United States should be assessed for impairment driven primarily by continued losses experienced by the business. The assessment indicated that the carrying amount of certain long-lived assets in the United States were not recoverable when compared to the expected undiscounted cash flows of business. Based on our assessment of the fair value of the related asset groups, we determined that the carrying value of certain asset groups exceeded its fair value. As a result of the impairment test, a $45 million pre-tax impairment charge was recorded in the Chemical Solutions segment. See Note 12 of Notes to the Interim Consolidated Financial Statements (Unaudited) for further discussion.
In addition, during the quarter ended September 30, 2015, the Company determined that indicators were present in the Sulfur reporting unit which suggested that the fair value of the reporting unit had declined below the carrying value, primarily driven by lower than forecasted revenue and profitability levels for 2015 and future periods. The interim goodwill impairment analysis performed in the third quarter of 2015 resulted in a goodwill impairment of $25 million for the three and nine months ended September 30, 2015. See Note 13 of Notes to the Interim Consolidated Financial Statements (Unaudited) for further discussion.
Recent Accounting Pronouncements
See Note 3 to the Interim Consolidated Financial Statements (Unaudited) for a discussion of recent accounting pronouncements.
Our Third Quarter 2015 Results and Business Highlights
Net sales for the three months ended September 30, 2015 were $1.5 billion, a decrease of 9% from $1.6 billion for the three months ended September 30, 2014. We recognized a net loss of $29 million for the three months ended September 30, 2015, compared with net income of $108 million for the same period in 2014. Our results for the quarter reflect improvement from cost reductions and strong Fluoroproducts performance, offset by a weak TiO2 environment and $184 million of employee separation costs and related asset charges. Adjusted EBITDA was $169 million and $235 million for the three months ended September 30, 2015 and 2014, respectively. A reconciliation of Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2015 and 2014 is included in Note 20 to the Interim Consolidated Financial Statements (Unaudited) .
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,486	$1,632	$4,357	$4,883
Cost of goods sold	1,222	1,273	3,615	3,824
Gross profit	264	359	742	1,059
Selling, general and administrative expense	157	176	481	532
Research and development expense	18	33	68	110
Employee separation and asset related charges, net	184	—	245	21
Goodwill impairment	25	—	25	—
Total expenses	384	209	819	663
Equity in earnings of affiliates	7	6	18	18
Interest expense	(51)	—	(79)	—
Other income, net	57	(13)	71	16
(Loss) income before income taxes	(107)	143	(67)	430
(Benefit from) provision for income taxes	(78)	35	(63)	108
Net (loss) income	(29)	108	(4)	322
Less: Net income attributable to noncontrolling interests	—	1	—	1
Net (loss) income attributable to Chemours	$(29)	$107	$(4)	$321
Net Sales
Net sales in the third quarter of 2015 were $1.5 billion, a decrease of approximately 9% compared to $1.6 billion in the third quarter of 2014, which was primarily due to continued pricing pressures in the TiO2 market and unfavorable impact of foreign currencies against the U.S. dollar, which was offset by volume growth across all segments.
The table below shows the impact of price, currency, volume and portfolio on net sales for the three months ended September 30, 2015 compared with 2014 :

			Percentage change due to:
(Dollars in millions)	2015 Net Sales	Percentage Change vs 2014	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$1,486	(9)%	(5)%	(7)%	4%	(1)%
Net sales for the nine months ended September 30, 2015 were $4.4 billion, a decrease of approximately 11% compared to $4.9 billion in the nine months ended September 30, 2014, which was primarily due to continued pressure on TiO2 prices and the negative impact of foreign currency, offset by volume growth in Fluoroproducts and our Chemical Solutions portfolio.
The table below shows the impact of price, currency, volume and portfolio on net sales for the nine months ended September 30, 2015 compared with 2014:

			Percentage change due to:
(Dollars in millions)	2015 Net Sales	Percentage Change vs 2014	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$4,357	(11)%	(5)%	(4)%	(1)%	(1)%
Cost of goods sold
Cost of goods sold (COGS) decreased 4% during the third quarter of 2015 and decreased 5% in comparison with the nine months ended September 30, 2014; however, COGS as a percentage of net sales increased over the same periods. This increase is primarily driven by raw material costs in our Titanium Technologies segment.
The following table shows COGS as a percent of net sales.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,486	$1,632	$4,357	$4,883
COGS	1,222	1,273	3,615	3,824
COGS as a percent of net sales	82%	78%	83%	78%
Selling, general and administrative expense
Selling, general and administrative expense decreased 11% to $157 million for the three months ended September 30, 2015. For the nine months ended September 30, 2015, selling, general and administrative expense decreased to $481 million. For both periods, the change was primarily driven by lower third quarter functional support costs and spend, partially offset by higher stock-based compensation charges related to conversion awards.
Selling, general and administrative expense as a percent of net sales is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,486	$1,632	$4,357	$4,883
Selling, general and administrative expense	157	176	481	532
Selling, general and administrative expense as a percent of net sales	11%	11%	11%	11%

Research and development expense
Research and development expense decreased by $15 million and $42 million for the three and nine months ended September 30, 2015, respectively, in comparison with the same periods in 2014, primarily due to decreased spending across all segments. Reductions in research and development spend are primarily driven by decisions to either delay or terminate projects following our separation.
Research and development expense as a percent of net sales is shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net sales	$1,486	$1,632	$4,357	$4,883
Research and development expense	18	33	68	110
Research and development expense as a percent of net sales	1%	2%	2%	2%
Interest expense
We incurred interest expense of $51 million and $79 million for three and nine months ended September 30, 2015 related to our financing transactions. There was no comparable expense in 2014 for either period. Refer to Note 15 to the Interim Consolidated Financial Statements (Unaudited) for additional information related to our debt instruments.
Employee separation and asset-related charges, net
For the three and nine months ended September 30, 2015, we recorded pre-tax charges of approximately $184 million and $245 million, respectively, for employee separation and other asset-related charges in connection with several actions. This cost includes $126 million related to our capacity optimization in our Titanium Technology segment, including the closing of our Edge Moor production facility and $10 million of Fluoroproducts restructuring activities. In addition, in connection with the evaluation of strategic alternatives for our Chemical Solutions reportable segment, we recognized a $45 million fixed asset impairment as well as a $25 million impairment of goodwill in this reportable segment.
See Notes 6, 12 and 13 to the Interim Consolidated Financial Statements (Unaudited) for additional details related to the nature and timing of these items.
Other income, net
For the three and nine months ended September 30, 2015, other income, net increased by $70 million and by $55 million, respectively. In both periods, the increase is attributable to foreign exchange gains recognized in 2015 compared to foreign exchange losses recognized in the prior year.
Provision for income taxes
For the three months ended September 30, 2015, Chemours recorded a tax benefit of $78 million with an effective income tax rate of approximately 73%. For the three months ended September 30, 2014, Chemours recorded a tax provision of $35 million with an effective tax rate of approximately 24%. The $113 million decrease in the tax provision was due primarily to tax benefits recognized from the restructuring and asset impairment charges in the U.S. recorded in the third quarter of 2015, partially offset by earnings in foreign jurisdictions.
For the nine months ended September 30, 2015, Chemours recorded a tax benefit of $63 million with an effective income tax rate of approximately 94%. For the nine months ended September 30, 2014, Chemours recorded a tax provision of $108 million with an effective income tax rate of approximately 25%. The $171 million decrease in the tax provision was due primarily to tax benefits recognized from the restructuring and asset impairment charges in the U.S. recorded in the third quarter of 2015, partially offset by earnings in foreign jurisdictions.

Segment Reviews
In general, the accounting policies of the segments are the same as those described in Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement, except for segment adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA). Adjusted EBITDA is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs,

•	exchange gains (losses),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	gains (losses) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
The tables presented below reflect the reclassification of certain corporate costs, certain legal and environmental expenses that are not aligned with our reportable segments, and foreign exchange gains and losses from our reportable segments into Corporate and Other. All periods presented reflect the current definition of Adjusted EBITDA.
A reconciliation of Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2015 and 2014 is included in Note 20 to the Interim Consolidated Financial Statements (Unaudited) .
Titanium Technologies

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Net Sales	$616	$754	$1,803	$2,249
Adjusted EBITDA	78	189	262	563
Adjusted EBITDA Margin	13%	25%	15%	25%

Change in segment net sales from prior period	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Price	(13)%	(11)%
Volume	2%	(4)%
Currency	(7)%	(5)%
Portfolio / Other	—%	—%
Total Change	(18)%	(20)%
Titanium Technology Segment Results
Segment Net Sales: Net sales decreased by 18% in the quarter ended September 30, 2015, compared with the same period in 2014, due primarily to lower selling prices and the continued negative effect of foreign currency, notably the Brazilian real and Japanese yen, while slightly higher volume partially offsets these declines. Low industry utilization and weak demand continue to put downward pressure on pricing in all regions. For the nine months ended September 30, 2015 and 2014, net sales were $1,803 million and $2,249 million respectively, which was a decrease of $446 million.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA decreased during both the three and nine months ended ended September 30, 2015 in comparison with same periods in 2014. Adjusted EBITDA margin also decreased during both the three and nine months ended ended September 30, 2015 in comparison with same periods in 2014. Both decreases were primarily driven by lower sales and margin due to pricing pressures and the effects of foreign currency, partially offset by recent cost reduction efforts.

Fluoroproducts

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Net Sales	$575	$572	$1,715	$1,752
Adjusted EBITDA	89	70	218	209
Adjusted EBITDA Margin	15%	12%	13%	12%

Change in segment net sales from prior period	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Price	4%	2%
Volume	6%	2%
Currency	(6)%	(4)%
Portfolio / Other	(3)%	(2)%
Total Change	1%	(2)%
Fluoroproducts Segment Results
Segment Net Sales: Net sales increased by 1% and decreased by 2% for the three and nine months ended September 30, 2015, respectively, compared with the same period in 2014. Both periods demonstrated favorable product mix with strong Opteon refrigerant adoption driving price and volume growth over the prior year. Net sales were unfavorably impacted by foreign currency effects, primarily related to the Brazilian real, Euro and Japanese yen, and weaker demand for fluoropolymer products.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA increased during both the three and nine months ended September 30, 2015 in comparison with same periods in 2014. Adjusted EBITDA margin increased during the three months ended September 30, 2015 and the nine months ended September 30, 2015 in comparison with same periods in 2014. Both changes were primarily due to product mix, normalized plant operations and cost reduction efforts in the third quarter.
Fluoroproducts Restructuring: During the third quarter of 2015, in connection with the Company’s transformation plan announced in August 2015 and to improve the profitability of the Fluoroproducts segment, management approved the shutdown of certain production lines of the Fluoroproducts segment’s manufacturing facilities in the United States due to high fixed costs and/or declining demand for certain products that negatively impacted the segment’s profitability.  As a result, the Company recorded restructuring charges of approximately $10 million, which consist of accelerated depreciation on property, plant and equipment of $8 million and employee separation costs of $2 million.
Chemical Solutions

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Segment Net Sales	$295	$306	$839	$882
Adjusted EBITDA	7	9	12	16
Adjusted EBITDA Margin	2%	3%	1%	2%

Change in segment net sales from prior period	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Price	(4)%	(4)%
Volume	4%	2%
Currency	(4)%	(3)%
Portfolio / Other	—%	—%
Total Change	(4)%	(5)%

Segment Net Sales: Net sales decreased by 4% and 5% in the three and nine months ended September 30, 2015 respectively, compared with the same periods in 2014, primarily due to strong Cyanide and Sulfur volumes, offset by mix of products sold and the negative impact of foreign currency.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA decreased during both the three and nine months ended September 30, 2015 in comparison with same periods in 2014, while Adjusted EBITDA margin remained flat. The slight decrease in Adjusted EBITDA is driven primarily by lower sales and margins, including foreign currency impacts, higher warehousing costs and an unplanned outage in the third quarter.
Liquidity & Capital Resources
Prior to our spin-off on July 1, 2015, transfers of cash to and from DuPont’s cash management system have been reflected in DuPont Company Net Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Changes in DuPont Company Net Investment. DuPont funded our cash needs through the date of the separation. Chemours has a historical pattern of seasonality, with working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year.
Chemours anticipates that its primary source of liquidity will be cash generated from operations, available cash and borrowings under the debt financing arrangements as described below. We believe these sources are sufficient to fund our planned operations, and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow to repay outstanding borrowings, selectively invest for growth to enhance our portfolio and financing of strategic capital investments, and return cash to shareholders.
While we were a wholly-owned subsidiary of DuPont, our Board of Directors, consisting of DuPont employees, declared a dividend of an aggregate amount of $100 million for the third quarter of 2015, which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015. On September 1, 2015, our independent Board of Directors declared a dividend of $0.03 per share to be paid on December 14, 2015 to our stockholders of record on November 13, 2015.
During the third quarter of 2015, Chemours recorded a payable to DuPont in accounts payable in our Interim Consolidated Balance Sheets which represents the amount of cash at spin-off in excess of the target amount pursuant to the Separation Agreement. We expect to pay $49 million by December 31, 2015. Additionally. the companies are still finalizing the reconciliation of working capital and other accounts and the net amount due to/from DuPont will be settled in accordance with the Separation Agreement.
Near Term Liquidity
Over the next 12 months, Chemours is required to make significant payments of interest and dividends. We expect to fund these payments through cash generated from operations, available cash and borrowings under the revolving credit facility. We anticipate that our operations and debt financing arrangements will provide sufficient liquidity over the next 12 months.
Cash Flow
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Nine months ended September 30,
(Dollars in millions)	2015	2014
Cash (used for) provided by operating activities	$(120)	$13
Cash used for investing activities	(355)	(377)
Cash provided by financing activities	695	364
Cash Used for Operating Activities
Cash provided by operating activities decreased by $133 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to lower earnings and increased working capital accounts over the prior year.
Cash Used for Investing Activities
Cash used for investing activities decreased $22 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily as a result of a $12 million decrease in capital expenditures and a $61 million increase in gains realized on foreign exchange contract settlements.  The decrease is partially offset by a $32 million increase in investments made in affiliates and a $19 million decrease in proceeds from the sale of assets.
Capital expenditures relating to our Altamira expansion were $28 million and $108 million for the three and nine months ended September 30, 2015, respectively, and $75 million and $167 million for the three and nine months ended September 30, 2014, respectively.
Cash Provided by Financing Activities
Through June 30, 2015, DuPont managed Chemours’ cash and financing arrangements and all excess cash generated through earnings was deemed remitted to DuPont and all sources of cash were deemed funded by DuPont. See Note 4 to the Interim Consolidated Financial Statements (Unaudited) for additional information. Prior to the spin-off on July 1, 2015, Chemours remitted approximately $3.4 billion to DuPont in the form of a dividend, using cash received from issuance of debt. Cash provided by financing activities increased $331 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily from the proceeds of our financing transactions in the prior quarter, offset by net transfers to DuPont prior to separation.
Current Assets

	September 30	December 31,
(Dollars in millions)	2015	2014
Cash	$215	$—
Accounts and notes receivable - trade, net	1,102	846
Inventories	993	1,052
Prepaid expenses and other	120	43
Deferred income taxes	51	21
Total current assets	$2,481	$1,962
As of December 31, 2014, Chemours participated in DuPont’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which are operated by DuPont. Cash receipts were transferred to centralized accounts, also maintained by DuPont. As such, we did not reflect a cash balance in our financial statements prior to separation. Accounts and notes receivable - trade, net at September 30, 2015 increased $256 million compared to December 31, 2014 primarily due to timing of collections of trade accounts receivable. Prepaid expenses increased $77 million primarily caused by additional prepaid income taxes.
Current Liabilities

	September 30	December 31,
(Dollars in millions)	2015	2014
Accounts payable	$1,009	$1,046
Current portion of long-term debt	38	—
Deferred income taxes	14	9
Other accrued liabilities	444	352
Total current liabilities	$1,505	$1,407
Accounts payable decreased compared to December 31, 2014 due to timing of payments to vendors and cost reduction initiatives, which was offset by a net payable to DuPont which represents the estimated cash and working capital settlement per the Separation Agreement. Current portion of long-term debt primarily reflects our financing transactions completed in May 2015. We had no comparable financing transactions in 2014. Other accrued liabilities increased due to employee separation accruals related to 2015 actions and accrued interest on debt issued in 2015.
Financing Transactions
On May 12, 2015, Chemours entered into certain financing transactions in connection with the Distribution and in recognition of the assets contributed to it by DuPont in anticipation of the separation. The proceeds from the financing transactions were used to fund a cash distribution to DuPont of $3.4 billion and a distribution in kind of Notes with an aggregate principal amount of $507 million. See Note 15 to the Interim Consolidated Financial Statements (Unaudited) for further discussion of these transactions.
The credit agreement provides for a seven-year senior secured term loan (the Term Loan Facility) in a principal amount of $1.5 billion repayable in equal quarterly installments at a rate of one percent of the original principal amount per year, with the balance payable on the final maturity date. The Term Loan Facility was issued with a $7 original issue discount and bears variable interest rate subject to a floor of 3.75%. The proceeds from the Term Loan Facility were used to fund a portion of the distribution to DuPont, along with related fees and expenses.
The credit agreement provides for a five-year $1.0 billion senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain limitations and at September 30, 2015, the facility was undrawn with a borrowing availability of approximately $753 million. We had $129 million letters of credit issued and outstanding under this facility at September 30, 2015.
Debt Covenants
Chemours is subject to certain debt covenants that, among other things, limit Chemours and certain of Chemours’ subsidiaries to incur indebtedness, pay dividends or make other distributions, prepay, redeem or repurchase certain debt, make loans and investments, sell assets, incur liens, enter into transactions with affiliates and consolidate or merge. These covenants are subject to a number of exceptions and qualifications set forth in the respective agreements. Additionally, under the terms of the credit agreement, Chemours is subject to a maximum consolidated net leverage ratio (calculated by dividing total net debt by EBITDA, both as defined by the credit agreement) of 5.75 to 1.00 until December 31, 2015, and a minimum consolidated interest coverage ratio (calculated by dividing EBITDA by interest expense, both as defined by the credit agreement) of 3.00 to 1.00. The maximum consolidated net leverage ratio decreases quarterly in 2016 to 5.00 to 1.00 by December 31, 2016. The Senior secured credit facilities and the Notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours.
During the third quarter of 2015, Chemours and its Revolving Credit Facility lenders agreed to amend certain provisions of the credit agreement that relate to the Revolving Credit Facility, strengthening Chemours' financial position by providing enhanced liquidity to implement the Transformation Plan. The amendment modified the consolidated EBITDA definition in the covenant calculation to include pro forma benefits of announced cost reduction initiatives.
Chemours is in compliance with its debt covenants as of September 30, 2015.
Supplier Financing
Chemours has entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under this program. At September 30, 2015, this program provided capacity to Chemours' suppliers of approximately $200 million.
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
The following table summarizes ongoing and expansion capital expenditures (which includes environmental capital expenditures), as well as expenditures related to our separation from DuPont, for the three and nine month periods ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Capital expenditures - ongoing and expansion	$101	$173	$329	$404
Capital expenditures - separation	4	—	63	—
Capital Expenditures	$105	$173	$392	$404
Capital expenditures as a percentage of our net sales were 7% and 11% for the three months ended September 30, 2015 and 2014, respectively, and 9% and 8% for the nine months ended September 30, 2015 and 2014, respectively. The decrease during the third quarter was due to lower spending in 2015 as we finish the expansion of our Altamira production facility, as well as lower spending on information technology compared with 2014.
For the full year 2015, we expect our capital expenditures, excluding separation-related spending, to be about approximately $400 to $450 million and then decline in 2016 and 2017 as we finish the expansion of our Altamira, Mexico production facility. Once our Altamira and cyanide expansion projects are completed, we anticipate that capital spending will return to more normalized spending of about $350 million per year in total for maintenance and growth in 2017. For further detail related to our environmental capital expenditures, please see the Environmental Matters section of this MD&A.
Contractual Obligations
Chemours' contractual obligations at September 30, 2015 did not significantly change from its contractual obligations previously disclosed at June 30, 2015 and December 31, 2014.
Off Balance Sheet Arrangements
Information with respect to Chemours's guarantees is included in Note 16 to the Interim Consolidated Financial Statements (Unaudited) and in Note 17 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement. Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.
Critical Accounting Policies and Estimates
Chemours’ significant accounting policies are described in Note 3 to the Interim Consolidated Financial Statements (Unaudited) included herein and Note 3 to the Annual Combined Financial Statements in our Information Statement included in our Registration Statement.
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
Remediation Accrual
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. There have been no significant changes to the remediation accrual at September 30, 2015 from December 31, 2014.
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
As of September 30, 2015, Chemours, through DuPont, has been notified of potential liability under the CERCLA or similar state laws at about 174 sites around the U.S., including approximately 22 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 56 of these sites. In addition, at September 30, 2015, liability at approximately 64 sites, has been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in "de minimis buyouts" with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. The Company received notice of potential liability at two new sites through September 30, 2015. During 2014, Chemours received notice of three new sites.
At September 30, 2015, the Interim Consolidated Balance Sheet included a liability of $300 million relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at September 30, 2015, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $630 million above the amount accrued at September 30, 2015. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual is $88 million at September 30, 2015 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 million, including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. However, management does not believe this would have a material adverse effect on Chemours’ combined financial position, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site ceased in the mid 1990’s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from 2 other areas of the lake near the shoreline. Chemours expects to spend about $50 million over the next two to three years, which is included in the remediation accrual at September 30, 2015, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan. The Company expects these activities to begin sometime on or after mid-2016.
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
PFOA
See discussion under “PFOA” in Note 16 to the Interim Consolidated Financial Statements (Unaudited).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives and Other Hedging Instruments

Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact Chemours' earnings. Through December 2014, Chemours participated in DuPont's foreign currency hedging program to reduce earnings volatility associated with remeasurement of foreign currency denominated net monetary assets. DuPont formally documented the hedge relationships, including identification of the hedging instruments and hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Realized gains and losses on derivative instruments of DuPont were allocated by DuPont to Chemours based on projected exposure. Chemours recognized its allocable share of the gains and losses on DuPont's derivative financial instruments in earnings when the forecasted purchases occurred for natural gas hedges and when the forecasted sales occurred for foreign currency hedges.

As disclosed in the Annual Combined Financial Statements in our Information Statement included in our Registration Statement, the impact of Chemours' participation in the foreign currency hedging program was gains of $4 million in 2014. In relation to the parent sponsored program, Chemours was less than five percent of the program participation. Therefore, a ten percent change in rates on the parent sponsored program would have had an immaterial impact on cash flows and net income of Chemours for the year ended December 31, 2014.

Beginning in 2015, Chemours began entering into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from translating net monetary assets that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. The derivative assets and liabilities are reported on a gross basis in the Interim Consolidated Balance Sheets. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized within other income in the Interim Consolidated Statements of Operations (Unaudited). Chemours does not hold or issue financial instruments for speculative or trading purposes.

In July 2015, Chemours designated its €360 million Euro notes as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Chemours used the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in the Interim Consolidated Balance Sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the Interim Consolidated Statements of Operations. Chemours evaluates the effectiveness of its net investment hedge at the beginning of every quarter. See Note 15 to the Interim Consolidated Financial Statements (Unaudited) for further information regarding our debt.

Sensitivity Analysis

The following table illustrate the fair values of outstanding derivative contacts at September 30, 2015 and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at September 30, 2015. Chemours did not hold any derivative contacts at December 31, 2014. Foreign currency sensitivities are based on a ten percent change in market rates.

(Dollars in millions)	September 30, 2015
	Fair Value Asset	Fair Value Sensitivity
Foreign currency forward contracts	$5	$(102)

Chemours' risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 17 to the Interim Consolidated Financial Statements (Unaudited) for further information.

Concentration of Credit Risk

Chemours' sales are not materially dependent on any single customer. As of September 30, 2015 and December 31, 2014, no one individual customer balance represented more than five percent of Chemours' total outstanding receivables balance. Credit risk associated with Chemours' receivables balance is representative of the geographic, industry and customer diversity associated with

Chemours' global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of September 30, 2015 and December 31, 2014 was material.

Chemours also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. Chemours tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. Chemours did not have any commodity derivative instruments in place as of September 30, 2015 or December 31, 2014.

Additional Information

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Management's Discussion and Analysis section of our Information Statement included in our Registration Statement for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of September 30, 2015, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 16 to the Interim Consolidated Financial Statements (Unaudited).
Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 16 to the Interim Consolidated Financial Statements (Unaudited) under the heading PFOA.
Environmental Proceedings
LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall of 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.
Beaumont Plant, Nederland, Texas
On September 10, 2015, the company agreed to a proposed order from the Texas Commission on Environmental Quality to resolve an alleged violation of its air quality permits at the Beaumont facility. The proposed order, which is still being finalized, includes an administrative penalty in the amount of $159,597.
Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors in our Information Statement included in our Registration Statement.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

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

The CHEMOURS COMPANY
(Registrant)

Date:	November 5, 2015

By:	/s/ Mark E. Newman

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

10.14(2)
Amendment No. 1 to the Credit Agreement among The Chemours Company, the lenders and issuing banks thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 28, 2015).

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

10.18*
The Chemours Company Management Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-205393), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.19*
The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-205392), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.20*
The Chemours Company Senior Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.21*
Form of Option Award Terms under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.22*
Form of Restricted Stock Unit Terms under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.23*
Form of Stock Appreciation Right Terms under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.24*
Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.25*	Form of Performance-Based Restricted Stock Unit Terms for August 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

Exhibit Number	Description

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

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________________
*Management contract or compensatory plan or arrangement.