Form 10-K
period 2015-12-31
Chemours Co
filed 2016-02-25
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36794
 The Chemours Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4845564
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1007 Market Street, Wilmington, Delaware 19899
(Address of Principal Executive Offices)
Registrant’s Telephone Number: (302) 773-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Common Stock ($.01 par value)	New York Stock Exchange
Securities are registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).			Yes ☐ No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes ☐ No ☒

The registrant’s separation from E. I. du Pont de Nemours and Company became effective on July 1, 2015.  As a result, there was no aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. As of February 19, 2016, 181,376,949 shares of the company's common stock, $0.01 par value, were outstanding.
Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement relating to its 2016 annual meeting of shareholders (2016 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2016 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Chemours Company

Forward-Looking Statements
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the federal securities law, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words "believe," "expect," "anticipate," "plan," "estimate," "target," "project" and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in the Item 1A, "Risk Factors."
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control. Important factors that may materially affect such forward-looking statements and projections include:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Our substantial indebtedness and availability of borrowing facilities, including access to our revolving credit facilities;

•	Uncertainty regarding the availability of additional financing in the future, and the terms of such financing;

•	Negative rating agency actions;

•	Significant litigation and environmental matters, including indemnifications we were required to assume;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Changes in laws and regulations or political conditions;

•	Global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;

•	Currency related risks;

•	Business or supply disruptions and security threats, such as acts of sabotage, terrorism or war, weather events and natural disasters;

•	Ability to protect, defend and enforce Chemours’ intellectual property rights;

•	Increased competition and increasing consolidation of our core customers;

•	Changes in relationships with our significant customers and suppliers;

•	Significant or unanticipated expenses, including but not limited to litigation or legal settlement expenses;

•	Our ability to predict, identify and interpret changes in consumer preference and demand;

•	Our ability to realize the expected benefits of the separation;

•	Our ability to complete proposed divestitures or acquisitions and our ability to realize the expected benefits of acquisitions if they are completed;

•	Our ability to deliver cost savings as anticipated, whether or not on the timelines proposed;

•	Our ability to pay or the amount of any dividend; and,

•	Disruptions in our information technology networks and systems.
Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.
Unless the context otherwise requires, references herein to “The Chemours Company,” “The Chemours Company, LLC,” “Chemours,” "the Company", "our company", “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refers to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

PART I
Item 1. BUSINESS
Overview
Chemours, a leading global provider of performance chemicals, began operating as an independent public company on July 1, 2015 (the Distribution Date) after separating from E. I. du Pont de Nemours (DuPont). We have three reporting segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our products are key inputs into end-products and processes in a variety of industries. Our Titanium Technologies segment is the leading global producer of titanium dioxide (TiO2), a premium white pigment used to deliver whiteness, brightness, opacity and protection in a variety of applications. Our Fluoroproducts segment is a leading global provider of fluoroproducts, such as refrigerants and industrial fluoropolymer resins. Our Chemical Solutions segment is the leading North American provider of industrial and specialty chemicals used in gold production, oil refining, agriculture, industrial polymers and other industries.
Effective prior to the opening of trading on the New York Stock Exchange (NYSE) on July 1, 2015, DuPont completed the separation of the businesses comprising DuPont’s Performance Chemicals reporting segment, and certain other assets and liabilities, into Chemours, a separate and distinct public company. The separation was completed by way of a distribution of all of the then-outstanding shares of common stock of Chemours through a dividend in kind of Chemours’ common stock (par value $0.01) to holders of DuPont common stock (par value $0.30) as of the close of business on June 23, 2015 (the Record Date) (the transaction is referred to herein as the Distribution).
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
We operate 35 production facilities located in 11 countries and serve more than 5,000 customers across a wide range of end markets in more than 130 countries. The following chart illustrates the global scope of our businesses:

Chemours is committed to creating value for our customers through the reliable delivery of high quality products and services around the globe. We create value for customers and stockholders through (i) operational excellence and asset efficiency, which includes our commitment to safety and environmental stewardship, (ii) strong customer focus to produce innovative, high-performance products, (iii) focus on cash flow generation through optimization of our cost structure, and improvement in working capital and supply chain efficiencies through our transformation plan (described in Chemours Strategy section below), (iv) organic growth and (v) creation of an organization that is committed to our corporate values of safety, customer appreciation, simplicity, collective entrepreneurship and integrity.
Many of Chemours' commercial and industrial relationships have been in place for decades. Our customers are comprised of a diverse group of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2015, no one individual customer balance represented more than five percent of Chemours’ total outstanding receivables balance and no single customer represented more than ten percent of our sales.
Chemours Five-Point Transformation Plan
Immediately after Chemours was launched as an independent public company, we began to make changes to our organization, cost structure and portfolio of businesses to transform our company into a higher growth chemistry company. The objectives of our multi-year five-point transformation plan are to improve our financial performance, streamline and strengthen our portfolio and reduce our leverage by:

1.	Reducing our costs through a simpler business model;

2.	Optimizing our portfolio to focus on our businesses where we have leading positions;

3.	Growing our market positions where we have competitive advantages;

4.	Refocusing our investments by concentrating our capital expenditures on our core businesses; and

5.	Enhancing our organization to deliver our values and support our transformation to a higher-value chemistry company.
Through cost reduction and growth, Chemours expects the transformation plan to deliver $500 million of incremental Adjusted EBITDA improvement over 2015 through 2017. Based on our anticipated cost reduction and growth initiatives, we would expect an approximately similar improvement in pre-tax income. Adjusted EBITDA is a non-GAAP financial measure. For a discussion of our use of non-GAAP financial measures and reconciliations to the closest GAAP financial measures, see our Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures in Item 7. Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage ratio (net debt to Adjusted EBITDA) to approximately three times by 2017. This plan will allow us to narrow our focus to businesses with the highest return and earnings growth potential.

In our Titanium Technologies segment, we have a long-standing history of delivering high-quality TiO2 pigment using our proprietary chloride technology. We are the largest global producer of TiO2, and our low-cost network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We expect to further enhance our operating cost advantage with the start up of our second production line at our Altamira, Mexico facility in 2016. Chemours is well positioned to remain the lowest cost TiO2 producer and continue to meet our customers’ growing needs around the world.
In Fluoroproducts, we are one of two globally integrated producers making both fluorochemicals and fluoropolymers. In Fluorochemicals, we expect to market Opteon™, the world’s lowest global warming potential refrigerant, around the world as governments pass legislation that makes the use of low global warming potential refrigerants a requirement. We will also apply our application expertise across our fluoropolymers offerings, providing our customers with tailored products that have unique properties, including very high temperature resistance and high chemical resistance. We will continue to invest in research and development to remain a leader in these areas, and ensure that we are able to meet our customers needs as regulations change.
In Chemical Solutions, we are investing in our cyanides business to increase capacity by 50 percent. This additional capacity will allow us to serve the growing demand for sodium cyanide in the gold mining industry in the Americas. We also made significant progress on our strategic review of our portfolio, including the announced sale of the Beaumont Aniline facility, planned exit of the Reactive Metals business, and decision to retain the Methylamines business. We plan to complete our strategic review of this segment in 2016, which is ultimately expected to result in a streamlined set of businesses with reduced capital requirements.
We will maintain our commitment to responsible stewardship and safety for our employees, customers and the communities where we operate. Meeting and exceeding our customers’ expectations while conducting business in accordance with our high ethical standards will continue to be a primary focus for our company as we continue to transform Chemours into a higher-value chemistry company.
Segments
Additional information on our segments can be found in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 23 to the Consolidated Financial Statements.
Titanium Technologies Segment
Segment Overview
Chemours' Titanium Technologies segment is the leading global manufacturer of TiO2. TiO2 is a pigment used to deliver whiteness, opacity, brightness and protection from sunlight in applications such as architectural and industrial coatings, flexible and rigid plastic packaging, PVC window profiles, laminate papers, coated paper and coated paperboard used for packaging. We sell our TiO2 products under the Ti-PureTM brand name to over 800 customers globally. We operate four TiO2 production facilities: two in the United States (U.S.), one in Mexico and another in Taiwan. In addition, we have a large-scale repackaging and distribution facility in Belgium and operate a mineral sands mining operation in Starke, Florida. In total, we have a TiO2 production capacity of 1.05 million metric tons per year. We are expanding our TiO2 production facility in Altamira, Mexico which will increase our total TiO2 production capacity to 1.25 million metric tons per year.
Chemours is one of a limited number of producers operating a chloride process for the production of TiO2. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology- based TiO2 producers, uniquely utilizing a broad spectrum of titanium-bearing ore feedstocks and achieving the highest unit margins in our industry. This technology, which operates at all of our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our research and development efforts focus on improving production processes and developing TiO2 grades that help our customers achieve optimal performance in both their cost and product performance.
Demand for TiO2 comes from the coatings, paper and plastics industries and is highly correlated to growth in the global residential housing, commercial construction and packaging markets. Industry demand for TiO2 is generally expected to be in line with global GDP, and can be cyclical due to economic and industry-specific market dynamics.

A breakdown of our TiO2 sales by region and end-market is shown in the charts below:
* include specialty applications
We sell approximately 20 different grades or forms of TiO2, each tailored for different applications to address undertone, dispersion and other application criteria for different end uses.
We have operated a titanium mine in Starke, Florida since 1949. The mine provides us with access to a low cost source of domestic, high quality ilmenite feedstock and supplies less than ten percent of our feedstock consumption needs. Co-products of our mining operations are zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high quality zircon in North America, primarily focused on the precision investment casting (PIC) industry, foundry and specialty applications, and ceramics. Our staurolite blasting abrasives, sold as Starblast™, are widely used in steel preparation and maintenance, and paint removal.
Industry Overview and Competitors
Worldwide effective capacity in 2015 was estimated to be approximately 6.5 million metric tons. This capacity base was more than sufficient to serve worldwide demand for TiO2 in 2015 of approximately 5.5 million metric tons.

The global TiO2 market in which we operate is highly competitive. Competition is based primarily on product price, quality and technical service. We face competition from producers using the chloride process as well as those using the alternative sulfate process. Furthermore, due to the low cost of transporting TiO2, there is also competition between producers with production facilities located in different geographies, with some cost advantage belonging to the production facility that is closest to the customer.
In most regions of the world, we compete primarily against large multinational producers such as The National Titanium Dioxide Company, Ltd. (Cristal), Huntsman International LLC, Kronos Worldwide, Inc. and Tronox Limited. In recent years, manufacturing capacity of those multinational producers has only modestly increased, primarily due to de-bottlenecking of the industry’s existing production facilities. Overall, in 2015, approximately 250,000 metric tons of capacity was taken offline and another approximately 170,000 metric tons were temporarily shut down due to worldwide oversupply of TiO2.
In addition to these multinational producers, we also compete against numerous other producers, including producers in China, who, although generally having smaller facilities, have significantly expanded their TiO2 production capacity over the last decade. Most Chinese producers utilize the sulfate process to produce a product line that, while cost competitive in China, is suitable principally for lower-end and limited mid-range applications. The quality differential and logistic considerations has limited the global export of TiO2 produced in China to approximately 600 thousand metric tons in 2015, a decline of 3% from 2014. TZMI, an independent industry consultant, indicated that environmental factors and weak prices and margins contributed to the idling of capacity in China, some of which is likely to be permanent. The net permanent capacity reduction in China is estimated to be approximately 30,000 metric tons in 2015. In 2015, two of the largest Chinese domestic producers, Henan Billions and Lomon, announced their intention to merge. This transaction, currently under regulatory review, is believed to be a potential trend in China toward additional consolidation and more efficient production facilities.
Raw Materials
The primary raw materials used in the manufacture of TiO2 are titanium-bearing ores, chlorine, calcined petroleum coke and energy. We source titanium-bearing ores from a number of suppliers around the globe, who are primarily located in Australia, South Africa, Canada and Mozambique. To ensure proper supply volume and to minimize pricing volatility, we generally enter into contracts in which volume is requirement-based and pricing is determined by a range of mechanisms structured to help us achieve competitive pricing relative to the market. We typically enter into a combination of long- and mid-term supply contracts and source our raw material from multiple suppliers across different regions and from multiple sites per supplier. Furthermore, we typically purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore in any given time period. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores.
We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and for long-term competitive advantage. Our process technology and ability to use lower grade ilmenite ore gives us the flexibility to alter our ore mix to the lowest cost configuration based on sales, demand and projected ore pricing. Lastly, we have taken steps to optimize routes for distribution and increase storage capacity at our production facilities.
Transporting chlorine, one of our primary raw materials, can be costly. To reduce our exposure to this expense, we have a chlor-alkali production facility run by a third party that is co-located at our Johnsonville,Tennessee site, reducing our need to transport chlorine. Calcined petroleum coke is an important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America and China, typically under contracts that run multiple years to facilitate material and logistics planning through the supply chain. Distribution efficiency is enhanced through use of bulk ocean, barge and rail transportation modes.
Energy is another key input cost into the TiO2 manufacturing process, representing approximately 10 percent of the production cost. Chemours has access to natural gas based energy at our U.S. and Mexico TiO2 production facilities and our Florida minerals plant, supporting advantaged energy costs given the low cost shale gas in the U.S. We continually evaluate investments to replace aging coal- and oil-based steam supply assets with natural gas at our sites. Natural gas-based cogeneration of steam and electricity is being extended as part of the major expansion at one of our TiO2 production facilities.

Sales, Marketing and Distribution
We sell the majority of our products through a direct sales force. We also utilize third-party sales agents and distributors to expand our reach. TiO2 represents a significant raw material cost for our customers and as a result, purchasing decisions are often made by our customers’ senior management team. Our sales organization works to develop and maintain close relationships with key decision makers in our value chain.
In addition, our sales team and technical service team work together to develop relationships with all layers of our customers’ organizations to ensure that we meet our customers’ commercial and technical requirements. When appropriate, we collaborate closely with customers to solve formulation or application problems by modifying product characteristics or developing new product grades.
To ensure an efficient distribution, we have a large fleet of railcars, which are predominantly used for outbound distribution of products in the U.S. and Canada. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and maintain an efficient supply chain.
Customers
Globally, we serve approximately 800 customers through our Titanium Technologies segment. In 2015, our ten largest Titanium Technologies customers accounted for approximately 30 percent of the segment’s sales. No single Titanium Technologies customer represented more than eight percent of our segment sales in 2015. Our larger customers in the U.S. and Europe are typically served through direct sales and tend to have medium- to long-term contracts with annual volume requirements and periodic price adjustment mechanisms. We serve our small- and mid-size customers through a combination of our direct sales and distribution network.
Our direct customers in Titanium Technologies are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, polyvinylchloride window profiles, engineering polymers, laminate paper, coatings paper and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.
Seasonality
The demand for TiO2 is subject to seasonality because certain applications, such as decorative coatings, are influenced by weather conditions or holiday seasons. As a result, our TiO2 sales volume is typically lowest in the first quarter, highest in the second and third quarters and moderate in the fourth quarter. This pattern applies to the entire TiO2 market, but may vary by region, country or application. It can also be altered by economic or other demand cycles.
Fluoroproducts Segment
Segment Overview
Our Fluoroproducts segment is the global leader in providing fluorine-based, advanced material solutions. The segment creates products that have unique properties such as high temperature resistance, high chemical resistance and unique di-electric properties for applications across a broad array of industries. We are the global leader in providing fluoroproducts, such as refrigerants and industrial fluoropolymer resins and derivatives. We have a leading position in hydrofluorocarbon (HFC) refrigerants and are a leader in the development of sustainable technologies like Opteon™, a line of low Global Warming Potential (GWP) hydrofluoroolefin (HFO) refrigerants and foam expansion agents, which also have a zero ozone depletion footprint. Opteon™ was jointly developed with Honeywell International, Inc., in response to the European Union's (EU) Mobile Air Conditioning (MAC) Directive. This new patented technology offers similar functionality to current HFC products but meets or exceeds currently mandated environmental standards. We are the market leader in fluoropolymer resins and downstream products and coatings, marketed under the well-known TeflonTM brand name. TeflonTM industrial resins are used in high-performance wire and cable and multiple components in high-tech processing equipment.
We led the industry in the Montreal-Protocol (1987) driven transition from chlorofluorocarbons (CFCs) to the lesser ozone depleting hydrochlorofluorocarbons (HCFCs), and non-ozone depleting HFCs. In 1988, we committed to cease production of CFCs and started manufacturing non-ozone depleting HFCs in the early 1990s. Driven by new and emerging environmental legislations and standards currently being implemented across the U.S., Europe, Latin America and Japan, we are now commercializing Opteon™ and we expect increased adoption through 2017. Over the years, regulation has pushed the industry to evolve and respond to environmental concerns. We have and will continue to invest in research and development to ensure that we remain a leader and are able to meet our customers needs as regulations change. We are the market leader in fluoropolymer resins and downstream products and coatings, marketed under the TeflonTM brand.
The manufacturing of fluoroproducts is complex and involves intermediates that are highly corrosive and hazardous in complex processes. We have an industry-leading safety culture and apply world-class technical expertise to ensure that our operations are run safely and reliably. These capabilities also enable us to continuously improve production yields, reduce unplanned downtime and increase our throughput, which in turn improves our overall manufacturing efficiency and customer responsiveness.
Our capacity, innovative production processes, effective supply chain and sourcing strategies make us highly cost competitive in the fluoroproducts market. We use local contract manufacturing and joint venture partners in selected countries as a source of regional access and asset-light manufacturing to further enhance the overall cost position of our Fluoroproducts segment.
A breakdown of the Fluoroproducts segment's 2015 sales by region and product group is shown in the charts below:

We sell fluoroproducts through two product groups: Fluorochemicals and Fluoropolymers. Fluorochemicals products include refrigerants, foam expansion agents, propellants and fire extinguishants. Fluoropolymers products include various industrial fluoropolymer resins, and serve a wide range of industrial and end-user applications spanning from wearable electronics to automotive, network cables, pipe lining and gaskets, corrosion resistance, surface protections, non-stick adhesion and thermal stability, among others. Fluorochemicals' refrigerant sales fluctuate by season as sales in the first half of the year generally are slightly higher than sales in the second half of the year; however, shifts in the product portfolio in recent quarters have partially offset this impact.
Industry Overview and Competitors
Our Fluoroproducts segment competes against a broad variety of global manufacturers, including Honeywell, Arkema, Mexichem, Daikin, Solvay and Dyneon, as well as local Chinese and Indian manufacturers. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market driven application development and deep customer knowledge.
Chemours has global leadership positions in the following fluoroproduct categories as set forth in the table below:

Fluoroproducts Leadership Positions
Product Group	Position	Key Applications	Key Competitors
Fluorochemicals	#1 Globally	Refrigeration and Air conditioning	Honeywell, Arkema, Mexichem, Dongyue, Juhua
Fluoropolymers	#1 Globally	Diversified industrial applications	Daikin, 3M, Solvay, Asahi Glass Company, Dongyue, Chenguang, Whitford
Fluoroproducts demand growth is expected to be in line with growth in global GDP. Growth may expected to be higher than GDP in situations where, for environmental reasons, regulatory drivers constrain the market or drive the market toward lower global warming alternatives. Developed markets represent the largest fluoroproducts markets today. Middle class growth and the increasing demand for consumer electronics, telecommunications, automobiles, refrigerators, air conditioners and expanding infrastructure are all key drivers of increased demand for various fluoroproducts.
Raw Materials
The primary raw materials required to support the Fluoroproducts segment are fluorspar, chlorinated organics, chlorinated inorganics, hydrofluoric acid and vinylidene fluoride. These are available in many countries and not concentrated in any particular region.
Our supply chains are designed for maximum competitiveness through advantaged sourcing of key raw materials. Starting with our sourcing agreements, we use a mixture of fixed and market-based pricing and are covered by contracts with terms that span from two to ten years, except for purchases for resale from China that are negotiated on a monthly basis. Most qualified Fluorspar sources have market-based pricing. Although the fluoroproduct industry has historically relied primarily on fluorspar exports from China, Chemours has diversified its sourcing through multiple geographic regions and suppliers to ensure a stable and cost competitive supply. Our current supply agreements are generally in effect through 2020.
Sales, Marketing and Distribution
With more than 85 years of innovation and development in fluorine science, our technical, marketing and sales teams around the world have deep expertise in our products and their end-uses. We work with customers to select the appropriate fluoroproducts to meet their technical performance needs. We sell our products through direct channels and through resellers. Selling agreements vary by product line and markets served and include both spot pricing arrangements and longer term contracts with a typical duration of one year.
We maintain a large fleet of railcars, tank trucks and containers to deliver our products and support our supply chain needs. For the portion of the fleet that is leased, related lease terms are usually staggered, which provides us with a competitive cost position as well as the ability to adjust the size of our fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and flexibility of the supply chain.
Customers
We serve approximately 4,000 customers and distributors globally and in many instances these commercial relationships have been in place for decades. No single Fluoroproducts customer represented more than 10 percent of the segment's sales in 2015.

Seasonality
Seasonality in Fluorochemicals sales is driven by increased demand for residential, commercial and automotive air conditioning in the spring. This demand peaks in the summer months and declines in the fall and winter. Commercial refrigeration demand is fairly steady throughout the year, but demand is slightly higher during the summer months. There is no significant seasonality for Fluoropolymers, as demand is relatively consistent throughout the year.
Chemical Solutions Segment
Segment Overview
Our Chemical Solutions segment comprises a diverse portfolio of industrial and specialty chemical businesses primarily operating in the Americas. The Chemical Solutions segment’s products are used as important raw materials and catalysts for a diverse group of industries including, among others, gold production, oil refining, agriculture and industrial polymers. We are a leading North American provider of several Chemical Solutions products, including sodium cyanide and sulfuric acid. Chemical Solutions generates value through the use of market leading manufacturing technology, safety performance and product stewardship, and differentiated logistics capabilities.
As part of our transformation plan, we announced a strategic review of our Chemical Solutions segment, excluding Cyanides. In November 2015, we announced the sale of our Aniline facility in Beaumont, Texas to The Dow Chemical Company, subject to customary approvals and closing conditions, which is expected to be completed in the first quarter of 2016. We also made significant progress on our strategic review of our portfolio, including the announced planned exit of the Reactive Metals business and decision to retain and improve the cost position of our Methylamines business. The remainder of our Chemical Solutions assets are still under strategic review, and we expect to conclude the process in 2016.
Chemical Solutions operates at 13 dedicated production facilities, which are primarily concentrated in North America. Chemical Solutions sells products and solutions through three primary product groups: Cyanides, Sulfur Products, and Performance Chemicals & Intermediates. Performance Chemicals & Intermediates business includes a number of product lines including Clean & Disinfect chemicals, Aniline, Methylamines, Glycolic Acid, Vazo™ free radical initiators and Reactive Metals. Our Chemical Solutions segment serves customers in a diverse range of end markets that we expect to generally grow in line with growth in global GDP.
A breakdown of Chemical Solutions’ 2015 sales by region and primary product groups is shown in the charts below.

We sell products through three primary product groups.  The Cyanides product group includes sodium cyanide, hydrogen cyanide and potassium cyanide.  We are the market leader in solid sodium cyanide production in the Americas, which is used primarily by the mining industry for gold and silver production. The U.S.-based Sulfur Products group is a leading producer of both non-fuming sulfuric acid products and higher value sulfur derivative products (HVSDs) such as oleum, sulfur trioxide and chlorosulfonic acid. This product group also provides spent acid regeneration and sulfur gas recovery services to the oil refining industry, where our merchant regeneration capacity is ranked #1 and #2 in the U.S. Northeast and Gulf Coast regions, respectively. In the Performance Chemicals and Intermediates product group, we manufacture a wide variety of chemicals used in many different applications such as water treatment, cleaning (household, institutional and industrial), agricultural chemicals, textiles and electronics.
Industry Overview and Competitors
The industrial and specialty chemicals produced by our Chemical Solutions segment are important raw materials for a wide range of industries and end markets. We hold a long standing reputation for high quality and the safe handling of hazardous products such as sodium cyanide and sulfuric acid. We believe that we have leading cost positions in cyanides, sulfur products and our clean and disinfect products. Our competitive cost positions in these products are the result of our process technology, manufacturing scale, efficient supply chain and proximity to large customers. Our Chemical Solutions segment also holds, and occasionally licenses, what we believe to be the leading process technologies for the production of hydrogen and sodium cyanide, which are used in industrial polymers and in gold production.
Chemours has global leadership positions in the following product categories:

Chemical Solutions Leadership Positions
Product (Product Group)	Position	Key Applications	Key Competitors
Cyanides	#1 in Solid Sodium Cyanide in the Americas	Gold Production	Orica, Cyanco, Samsung
Sulfur Products	#1 in Spent Acid Regeneration in U.S. Northeast Region #2 in Spent Acid Regeneration in U.S. Gulf Coast Region	Refining	Ecoservices, Chemtrade
Performance Chemicals & Intermediates	Leading positions in U.S. in number of products, e.g.:
	Chlorine Dioxide	Water treatment	Evoqua, OxyChem
	Glycolic Acid	Household, institutional and industrial cleaning, personal care	CABB, Taicang Xinmao
	OxoneTM	Recreational water treatment, dentures cleaning	United Initiators

Raw Materials
Key raw materials for Chemical Solutions include ammonia, methanol, sulfur, natural gas, formaldehyde, hydrogen and caustic soda. We source raw materials from global and regional suppliers where possible and maintain multiple supplier relationships to protect against supply disruptions and potential price increases. To further mitigate the risk of raw material availability and cost fluctuation, Chemical Solutions has also taken steps to optimize routes for distribution, increase the storage capacity at our production facilities, lock in long-term contracts with key suppliers and increase the number of customer contracts with raw material price pass-through terms. We do not believe that the loss of any particular supplier would be material to our business.
Sales, Marketing and Distribution
Our technical, marketing and sales teams around the world have deep expertise with our products and their end markets. We predominantly sell directly to customers, although we also use a network of distributors for specific product lines and geographies. Sales may take place through either spot transactions or via long-term contracts.
Most of Chemical Solutions’ raw materials and products can be delivered by efficient bulk transportation. As such, we maintain a large fleet of railcars, tank trucks and containers to support our supply chain needs. For the portion of the fleet that is leased, related lease terms are usually staggered, which provides us with a competitive cost position as well as the ability to adjust the size of our container fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and flexibility of the supply chain.
The strategic placement of our production facilities in locations designed to serve our key customer base gives us robust distribution capabilities.
Customers
Our Chemical Solutions segment focuses on developing long-term partnerships with key market participants. Many of our commercial and industrial relationships have been in place for decades and are based on our proven value proposition of safely and reliably supplying our customers with the materials needed for their operations. Our reputation and long-term track record is a key competitive advantage as several of the products’ end users demand the highest level of excellence in safe manufacturing, distribution, handling and storage. Chemical Solutions has a Department of Transportation Special Permits and Approvals in place for distribution of various materials associated with each of our business lines as required. Our Chemical Solutions segment serves over a thousand customers globally. The largest Chemical Solutions customer represented approximately 10 percent of segment sales in 2015.
Seasonality
Our sales are subject to minimal seasonality. Our Sulfur Products business is influenced by seasonal fluctuations because in the summer months we typically sell a higher volume of acid due to oil refinery customers operating at higher capacities.
Intellectual Property
Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications globally for proprietary new product and application development technologies. We hold many patents, particularly in our Fluoroproducts segment, as described herein. These patents, including various patents that expire during the period of 2016 to 2034, in the aggregate, are believed to be of material importance to our business. However, we believe that no single patent (or related group of patents) is material in relation to our business as a whole. In addition, particularly in our Titanium Technologies segment, we hold significant intellectual property in the form of trade secrets and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe they are material in the aggregate. Unlike patents, trade secrets do not have a predetermined validity period, but are valid indefinitely, so long as their secrecy is maintained. We work actively on a global basis to create, protect and enforce our intellectual property rights. The protection afforded by these patents and trademarks varies based on country, scope of individual patent and trademark coverage, as well as the availability of legal remedies in each country. Although certain proprietary intellectual property rights are important to the success of our company, we do not believe that we are materially dependent on any particular patent or trademark. We believe that securing our intellectual property is critical to maintaining our technology leadership and our competitive position, especially with respect to new technologies or the extensions of existing technologies. Our proprietary process technology is also a source of incremental income through licensing arrangements.

Our Titanium Technologies segment in particular relies upon unpatented proprietary knowledge and continuing technological innovation and other trade secrets to develop and maintain our competitive position in this space. Our proprietary chloride production process is an important part of our technology and our business could be harmed if our trade secrets are not maintained in confidence. In our Titanium Technologies intellectual property portfolio, we consider our trademark Ti-PureTM to be a valuable asset and have registered this trademark in a number of countries.
Our Fluoroproducts segment is the technology leader in the markets in which it participates. We have one of the largest patent portfolios in the fluorine derivatives industry. In our Fluoroproducts intellectual property portfolio, we consider our FreonTM, OpteonTM, TeflonTM, VitonTM and KrytoxTM trademarks to be valuable assets.
Our Chemical Solutions segment is a manufacturing and application development technology leader in a majority of the markets in which it participates. In our Chemical Solutions intellectual property portfolio, we consider our VirkonTM and OxoneTM trademarks to be valuable assets. Trade secrets are one of the key elements of our intellectual property security in Chemical Solutions as most of the segment’s manufacturing and application development technologies are no longer under patent coverage.
At separation, certain of our subsidiaries entered into an intellectual property cross-license agreement with DuPont, pursuant to which (i) DuPont has agreed to license to Chemours certain patents, know-how and technical information owned by DuPont or its affiliates and necessary or useful in Chemours’ business, and (ii) Chemours has agreed to license to DuPont certain patents owned by Chemours or its affiliates and necessary or useful in DuPont’s business.  In most circumstances, the licenses are perpetual, irrevocable, sublicenseable (in connection with the party’s business), assignable (in connection with a sale of the applicable portion of a party’s business or assets, subject to certain exceptions) worldwide licenses in connection with the current operation of the businesses and, with respect to specified products and fields of use, future operation of such businesses, subject to certain limitations with respect to specified products and fields of use.
Research and Development
We perform research and development activities in all of our segments with the majority of our efforts focused in the Fluoroproducts segment. The Fluoroproducts segment efforts center on developing new sustainable fluorochemicals and new applications and formulations for fluoropolymers that meet customers’ technical requirements. In Titanium Technologies and Chemical Solutions, our efforts are focused on process technology to reduce cost and maintain safety and stewardship standards. The table below sets forth the last three years of research and development expense by segment:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Titanium Technologies	$33	$47	$48
Fluoroproducts	50	79	93
Chemical Solutions	14	17	23
Total	$97	$143	$164
Backlog
In general, the Company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the Company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.
Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings, (2) Risk Factors, (3) Management's Discussion and Analysis of Financial Condition and Results of Operations and (4) Notes 3 and 19 to the Consolidated Financial Statements.

Available Information
Chemours is subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, the Company is required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.
The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the Company's website at http://www.chemours.com by clicking on the section labeled "Investor Relations", then on "Filings & Reports" and then on "SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the Company files or furnishes them electronically with the SEC.
Employees
We have approximately 8,100 employees, approximately 24% of whom are represented by unions or works councils. Management believes that its relations with its employees and labor organizations are good. There have been no strikes or work stoppages in any of our locations in recent history.

Item 1A. RISK FACTORS
The company's operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risk factors that could affect our business, results of operations or financial condition. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. See “Cautionary Statement Concerning Forward-Looking Statements” for more details.
Risks Related to Our Business
Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition, and cash flows.
Our business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to supply materials or otherwise fulfill their obligations to us. Because we have significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. Also, our effective tax rate may fluctuate because of variability in geographic mix of earnings, changes in statutory rates, and taxes associated with repatriation of non-U.S. earnings. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition and cash flows in future periods.
Market conditions, as well as global and regional economic downturns that adversely affect the demand for the end-use products that contain TiO2, fluoroproducts or our other products, could adversely affect the profitability of our operations and the prices at which we can sell our products, negatively impacting our financial results.
Our revenue and profitability is largely dependent on the TiO2 industry and the industries that are end users of our fluoroproducts. TiO2 and our fluoroproducts, such as refrigerants and resins, are used in many “quality of life” products for which demand historically has been linked to global, regional and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market.
Additionally, our profitability may be affected by the market for, and use of, by-products generated as part of our manufacturing processes. A significant decrease in the demand for such products could adversely impact our operations by increasing the cost of our products and reducing our profit margins.
If we are unable to execute our cost reduction plans successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.
We have announced a transformation plan that includes a number of cost saving measures. We have implemented a number of these measures and have realized a portion of the anticipated benefits. While we continue to search for opportunities to reduce our costs and expenses to improve operating profitability without jeopardizing the quality of our products or the effectiveness of our operations, our success in achieving targeted cost and expense reductions depends upon a number of factors such as timing of execution, market condition, and regulatory and local requirements and approvals. If we do not successfully execute on our cost reduction initiatives or if we experience delays in completing the implementation of these initiatives, our results of operations or financial condition could be adversely affected.
Our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.
Due to our international operations, we transact in many foreign currencies, including but not limited to the Euro, Brazilian real, Mexican peso and Japanese yen. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, unfavorable movement in the Euro has negatively impacted our results of operations since the second half of 2014, and the further decline of the Euro could affect future periods. From time to time, Chemours enters into forward exchange contracts and other financial contracts in an attempt to mitigate the impact of currency rate fluctuations. Currently, Chemours does not hedge on a transactional basis. There can be no assurance that any hedging action will lessen the adverse impact of a variation in currency rates. Also, actions to recover margins may result in lower volume and a weaker competitive position, which may have an adverse effect on our profitability. For example, in Titanium Technologies, a substantial portion of our manufacturing is located in the U.S. and Mexico, while our TiO2 is delivered to customers around the world. Furthermore, our ore cost is principally denominated in U.S. dollars. Accordingly, in periods when the U.S. dollar or Mexican Peso strengthen against other local currencies such as the Euro, our costs are higher relative to our competitors who operate largely outside of the United States, and the benefits we realize from having lower costs associated with our manufacturing process are reduced, impacting our profitability.
The markets for many of our products have seasonally affected sales patterns.
The demand for TiO2, certain of our fluoroproducts and certain of our other products during a given year is subject to seasonal fluctuations. As a result of seasonal fluctuations, our operating cash flow may be negatively impacted due to demand fluctuations. In particular, because TiO2 is widely used in coatings, demand is higher in the painting seasons of spring and summer. Because certain fluoroproducts are used in refrigerants, such products are in higher demand in the spring and summer in the Northern Hemisphere. We may be adversely affected by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use TiO2, which could have a negative effect on our cash position.
Our results of operations could be adversely affected by litigation and other commitments and contingencies.
We face risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental or other torts. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results and could adversely impact the value of any of our brands that are associated with any such matters.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third party obligations. Additionally, we are required to indemnify DuPont for uncapped amounts with regard to liabilities allocated to, or assumed by us under each of the separation agreement, the employee matters agreement, the tax matters agreement and the intellectual property cross-license agreement that were executed prior to the spin-off. These indemnification obligations to date have included defense costs associated with certain litigation matters as well as certain damages awards, settlements, and penalties. As we are required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our results of operations. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes between Chemours and DuPont many also arise with respect to indemnification matters including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect us.
As a result of our current and past operations, including operations related to divested businesses and our discontinued operations, we could incur significant environmental liabilities.
We are subject to various laws and regulations around the world governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of our operations, including the operations of divested businesses and certain discontinued operations, we could incur substantial costs, including remediation and restoration costs. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be significant for the foreseeable future. This includes costs we expect to continue to incur for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with generally accepted accounting principles, the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs. See "Environmental Matters" within Item 7 - Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations for further information and Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report.
As we conduct a substantial percentage of our operations internationally, and may increase our presence in developing and other international markets, unforeseen or adverse changes in government policies, laws or certain geopolitical conditions and activities could adversely affect our financial results.
We have 35 production facilities, with operations primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Japan, Taiwan, Switzerland, the United Kingdom, and France. Sales to customers outside the U.S. constituted about 57% of our 2015 revenue. We anticipate that international production and sales, including those activities in developing markets, will be a continued and increasingly important part of our business. For example, we use local contract manufacturing and joint venture partners in Asia and Latin America, more specifically China, Vietnam and Mexico, as sources of regional access, asset-light production (where possible) and sourcing partners that decrease the cost of materials and production for our Fluoroproducts segment. However, our ability to achieve these improved cost positions is dependent on our ongoing relationships in the region, including our ability to source materials in those relevant countries and those relationships may be materially affected by geopolitical factors and government actions, such as the enactment of import/export restrictions or other trade limitations. To the extent our regional production or sourcing arrangements in Asia and Latin America are disrupted, that disruption could have an adverse effect on our costs and materially impact our financial results. Sales from developing markets represented 25% percent of our 2015 revenue and our growth plans include focusing on our presence in developing markets, specifically markets in Asia, Eastern Europe and Latin America. While we believe these developing markets offer prospects for business growth, we also anticipate that such markets could be subject to more volatile economic, political and market conditions than other market areas in which we operate and, should changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations have a negative effect on our sales to non-U.S. markets, our financial results could be affected adversely. In this regard, factors that could affect our sales, include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade or other economic-based regulations, environmental regulations, including climate change-based regulations or legislation and regulations relating to the transport or shipment of hazardous materials, and policies affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers or policies. The certainty, timing and enforcement of these regulations is less predictable in developing countries, adding a further element of uncertainty to business decisions including those related to long-term capital investment. For example, demand growth in Chemours HFO based products and blends is expected to be driven by country-

specific legislation phasing down the usage of comparative HFC based products, based on compliance with and implementation of the Montreal Protocol or similar environmental regulations governing the use of HCFCs, HFCs and HFOs. While a number of countries in Asia and Eastern Europe in which we sell or market our products have enacted legislation or otherwise adopted programs to phase-down the usage of HFC refrigerants, the enforcement of such legislation and impact of such programs is uncertain and any delays in such implementation and enforcement could have an adverse effect on our sales and financial results. In Titanium Technologies, we believe that some local producers in China may be required to incur additional capital expenditures to meet recently enacted environmental standards for pollution abatement, which could exert pressure on competing regional producers in China utilizing the sulfate process.
Failure to maintain effective internal controls could adversely affect our ability to meet our reporting requirements.
The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2016. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline and we could be subject to penalties or investigations by the NYSE, the SEC or other regulatory authorities, which would require additional financial and management resources.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.
The ongoing process of implementing internal controls in connection with our operation as a stand-alone company requires significant attention from management and we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition and results of operations may be materially and adversely affected.
Effects of our raw materials contracts, including our inability to renew such contracts, could have a significant impact on our earnings.
When possible we have purchased, and we plan to continue to purchase, raw materials, including titanium bearing ores and fluorospar, through negotiated medium- or long-term contracts to minimize the impact of price fluctuations. To the extent that we have been able to achieve favorable pricing in our existing negotiated long-term contracts, we may not be able to renew such contracts at the current prices, or at all, and this may adversely impact our cash flow from operations. However, to the extent that the prices of raw materials that we utilize significantly decline, we may be bound by the terms of our existing long-term contracts and obligated to purchase such raw materials at higher prices as compared to other market participants.
Price fluctuations in energy and raw materials could have a significant impact on our ability to sustain and grow earnings.
Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond our control. Variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results from period to period. Additionally, consolidation in the industries providing our raw materials may have an impact on the cost and availability of such materials. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems. These fluctuations could negatively affect our operating margins and our profitability.
We attempt to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. However, the outcome of these efforts is largely determined by existing competitive and economic conditions, and may be subject to a time delay between the increase in our raw materials costs and our ability to increase prices, which could vary significantly depending on the market served. If we are not able to fully offset the effects of higher energy or raw material costs, it could have a material adverse effect on our financial results.
Hazards associated with chemical manufacturing, storage and transportation could adversely affect our results of operations.
There are hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe handling of these materials, issues could be created by various events, including natural disasters, severe weather events, acts of sabotage and performance by third parties, and as a result we could face the following potential hazards:

•	piping and storage tank leaks and ruptures;

•	mechanical failure;

•	employee exposure to hazardous substances; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, damage to property and contamination of the environment, which could lead to government fines, work stoppage injunctions, lawsuits by injured persons, damage to our public reputation and brand, and diminished product acceptance. If such actions are determined adversely to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flow to offset any associated costs. Such outcomes could adversely affect our financial condition and results of operations.
We are subject to extensive environmental, health and safety laws and regulations that may result in unanticipated loss or liability, which could reduce our profitability.
Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products and storing and disposing of hazardous wastes. Such laws include, in the U.S., the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act (CAA) and the Clean Water Act, for protection of air and water resources, the Toxic Substances Control Act (TSCA), and in the EU, the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), for regulation of chemicals in commerce and reporting of potential known adverse effects and numerous local, state and federal laws and regulations governing materials transport and packaging. If we are found to be in violation of these laws or regulations, we may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations. We also may be subject to changes in our operations and production based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. In addition, the manner in which adopted regulations (including environmental regulations) are ultimately implemented may affect our products and results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.
There is also a risk that one or more of our key raw materials or one or more of our products may be found to have, or be characterized as having, a toxicological or health-related impact on the environment or on our customers or employees or unregulated emissions, which could potentially result in us incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled or banned. Changes in laws and regulations, or their interpretation, and our customers’ perception of such changes or interpretations may also affect the marketability of certain of our products.

The businesses in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.
Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors such as price, product quality and service. We face significant competition from major international and regional competitors. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, which have expanded their readily available production capacity during the previous five years. Additionally, the risk of substitution of Chinese producers by our customers could increase as they expand their use of chloride production technology.
Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant downtime and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm our operations as well as the operations of our customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions or other disruptions could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Like most major corporations, we have been and expect to be the target of industrial espionage, including cyber-attacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 by third parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We plan to actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition or results of operations.
If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected.
Intellectual property rights, including patents, trade secrets, confidential information, trademarks, tradenames and trade dress are important to our business. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors alleging our products infringe upon third party intellectual property rights.
We also rely materially upon unpatented proprietary technology, know-how and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how or trade secrets could result in significantly lower revenues, reduced profit margins or loss of market share.
If we must take legal action to protect, defend or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

Restrictions under the intellectual property cross-license agreement could limit our ability to develop and commercialize certain products and/or prosecute, maintain and enforce certain intellectual property.
We depend to a certain extent on DuPont to prosecute, maintain and enforce certain of the intellectual property licensed under the intellectual property cross-license agreement. Specifically, DuPont is responsible for filing, prosecuting and maintaining patents that DuPont licenses to us. DuPont also has the first right to enforce such patents, trade secrets and the know-how licensed to us by DuPont. If DuPont fails to fulfill its obligations or chooses to not enforce the licensed patents, trade secrets or know-how under the intellectual property cross-license agreement, we may not be able to prevent competitors from making, using and selling competitive products (unless we are able to effectively exercise our secondary rights to enforce such patents, trade secrets and know-how).
In addition, our restrictions under the intellectual property cross-license agreement could limit our ability to develop and commercialize certain products. For example, the licenses granted to us under the agreement may not extend to all new products, services and businesses that we may enter in the future. These limitations and restrictions may make it more difficult, time consuming or expensive for us to develop and commercialize certain new products and services, or may result in certain of our products or services being later to market than those of our competitors.
If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.
Our industries and the end-use markets into which we sell our products experience periodic technological change and product improvement. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture and market products in such changing end-use markets. We must continue to identify, develop and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technology, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation with regard to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, competitive environments and laws and regulations. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve our expected benefits associated with new products developed to meet new laws or regulations if the implementation of such laws or regulations is delayed.
Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them.
Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In connection with our separation, we were required to assume, and indemnify DuPont for, certain liabilities. As we are required to make payments pursuant to these indemnities to DuPont, we may need to divert cash to meet those obligations and our financial results could be negatively affected. In addition, DuPont's obligation to indemnify us for certain liabilities may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and DuPont may not be able to satisfy its indemnification obligations in the future.
Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement and the intellectual property cross-license agreement we entered into with DuPont prior to the spin-off, we were required to assume, and indemnify DuPont for, certain liabilities for uncapped amounts. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters as well as certain damages awards, settlement amounts and penalties. Payments pursuant to these indemnities may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes between Chemours and Dupont may also arise with respect to indemnification matters, including disputes based on matter of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect us.

Third parties could also seek to hold us responsible for any of the liabilities of the DuPont businesses. DuPont has agreed to indemnify us for such liabilities, but such indemnity from DuPont may not be sufficient to protect us against the full amount of such liabilities, and DuPont may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from DuPont any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows. See Note 19 to the Consolidated Financial Statements for further information.
In connection with our separation, we were required to enter into numerous separation-related and commercial agreements with our former parent company, DuPont, which may not reflect optimal or commercially beneficial terms to Chemours.
Commercial agreements we entered into with DuPont in connection with the separation were negotiated in the context of the separation while we were still a wholly-owned subsidiary of DuPont. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or management independent of DuPont. Certain commercial agreements, having long terms and commercially advantageous cancellation and assignment rights to DuPont, may not include adjustments for changes in industry and market conditions. There is a risk that the pricing and other terms under these agreements may not be commercially beneficial and may not be able to be renegotiated in the future. The terms relate to, among other things, the allocation of assets, liabilities, rights and obligations, including the provision of products and services and the sharing and operation of property, manufacturing, office and laboratory sites, and other commercial rights and obligations between DuPont and us.
Our ability to close or divest businesses and assets under our announced transformation plan and make future strategic decisions regarding our manufacturing operations may be adversely affected to the extent we are dependent upon consents or cooperation from DuPont under the agreements entered into between us and DuPont as part of the separation.
Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement and the intellectual property cross-license agreement, and related agreements entered into prior to separation, we may need to obtain DuPont’s consent, cooperation, services, records or information in order to effect the strategic divestitures contemplated under our announced transformation plan. Our inability to receive, or delays in receiving, such consents, cooperation, services, records or information may adversely affect our ability to execute upon our transformation plan or reduce our strategic or operational flexibility.
In addition, we periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make strategic decisions regarding our manufacturing operations such as capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products or close or divest all or part of a manufacturing plant or facility, some of which have significant shared services and lease agreements with DuPont. These agreements may adversely impact our ability to take these strategic decisions regarding out manufacturing operations. Further, if such agreements are terminated or revised, we would have to assess and potentially adjust our manufacturing operations, the closure or divestiture of all or part of a manufacturing plant or facility that could result in future charges that could be significant.
Expansion or improvement of our existing facilities may not result in revenue and profitability increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
One of the ways we may improve our business is through the expansion or improvement of our existing facilities, such as the current work being done to expand our Altamira TiO2 facility and the planned expansion of our Cyanides facility. Construction of additions or modifications to facilities involves numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. As a result, these projects may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.
We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures and ongoing operations.
All of our operations are conducted and all of our assets are owned by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flow and our ability to meet our obligations or make cash distributions depends upon the cash flow of our operating companies and any future subsidiaries, and the payment of funds by our operating companies and any future subsidiaries in the form of dividends or otherwise. The ability of our operating companies and any future subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions regarding the transfer of funds.
Our debt is generally the exclusive obligation of The Chemours Company and our guarantor subsidiaries. Because a significant portion of our operations are conducted by nonguarantor subsidiaries, our cash flow and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such nonguarantor subsidiaries. Any payment of dividends, distributions, loans or advances by our nonguarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our nonguarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries' earnings.
Our subsidiaries are separate legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary's creditors, including trade creditors and holders of debt issued by that subsidiary.
If our intangible assets or other long-lived assets become impaired, we may be required to record a significant charge to earnings.
We have a significant amount of intangible assets and other long-lived assets on our consolidated balance sheet. Under U.S. GAAP, we review our intangible assets and other long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our intangible assets and other long-lived assets may not be recoverable, include, but are not limited to, a significant decline in share price and market capitalization, changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition or other factors leading to reduction in expected long-term sales or profitability. We may be required to record a significant noncash charge in our financial statements during the period in which any impairment of our intangible assets and other long-lived assets is determined, negatively impacting our results of operations.
Differences in views with our joint venture participants may cause our joint ventures not to operate according to their business plans, which may adversely affect our results of operations.
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or to fail to achieve their desired operating performance, our results of operations could be adversely affected.
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations.
Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"), the United Kingdom Bribery Act 2010 (the "Bribery Act") as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act and other laws prohibit us and our officers, directors, employees and agents acting on our behalf from corruptly offering, promising, authorizing or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures since the separation, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

Risks Related to Our Indebtedness
Our significant indebtedness could adversely affect our financial condition, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.
As of December 31, 2015, we had approximately $4.0 billion of indebtedness. At December 31, 2015, together with the guarantors, we had approximately $1.5 billion of senior secured indebtedness outstanding, and had an additional $1.0 billion of capacity under the Revolving Credit Facility, all of which was senior secured indebtedness. In February 2016, we entered into an amendment to our Revolving Credit Facility which reduced its capacity to $750 million. Our significant level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

•	making it more difficult for us to satisfy our obligations with respect to indebtedness;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
requiring us to dedicate a significant portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from capitalizing on business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that have less debt;

•	limiting our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes;

•	limiting our ability to enter into certain commercial arrangements because of concerns of counterparty risks; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt.
The occurrence of any one or more of these circumstances could have a material adverse effect on us.
Despite our significant level of indebtedness, we may be able to incur substantially more debt and enter into other transactions which could further exacerbate the risks to our financial condition described above.
Notwithstanding our significant level of indebtedness, we may be able to incur significant additional indebtedness in the future, including additional secured indebtedness that would be effectively senior to the notes (including up to $750 million of available capacity under the Revolving Credit Facility pursuant to the February 2016 amendment). Although the indenture that governs the notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.
We may need additional capital in the future and may not be able to obtain it on favorable terms.
Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing research and development activities and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and research and development projects, and the status and timing of these developments, as well as general availability of capital from debt and/or equity markets.
However, debt or equity financing may not be available to us on terms we find acceptable, if at all. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the tax matters agreement may limit our ability to issue stock. For a more detailed discussion, see risk factor “We agreed to numerous restrictions to preserve the tax-free treatment of the transactions in the United States, which may reduce our strategic and operating flexibility.” If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

Additionally, our failure to maintain the credit ratings on our debt securities, including the notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of the credit ratings on our debt securities. Any negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition and cash flows.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2015, we had approximately $1.5 billion of our outstanding debt at variable interest rates.
We may be unable to service our indebtedness, including the notes.
Our ability to make scheduled payments on and to refinance our indebtedness, including the notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors (many of which are beyond our control), including the availability of financing in the international banking and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs.
If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the notes. Failure to successfully restructure or refinance our debt could cause us to default on our debt obligations and would impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
Moreover, in the event of a default of our debt service obligations, the holders of the applicable indebtedness, including the notes and the Senior Secured Credit Facilities, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. We cannot be certain that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. First, a default in our debt service obligations in respect of the notes would result in a cross default under the Senior Secured Credit Facilities. The foregoing would permit the lenders under the Revolving Credit Facility to terminate their commitments thereunder and cease making further loans, and would allow the lenders under the Senior Secured Credit Facilities to declare all loans immediately due and payable and to institute foreclosure proceedings against their collateral, which could force us into bankruptcy or liquidation. Second, any event of default or declaration of acceleration under the Senior Secured Credit Facilities or any other agreements relating to our outstanding indebtedness under which the total amount of outstanding indebtedness exceeds $100 million could also result in an event of default under the indenture governing the notes, and any event of default or declaration of acceleration under any other of our outstanding indebtedness may also contain a cross-default provision. Any such default, event of default or declaration of acceleration could materially and adversely affect our results of operation and financial condition.
The agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The agreements governing our indebtedness, including the notes, contain, and the agreements governing future indebtedness and future debt securities may contain, significant restrictive covenants and, in the case of the Revolving Credit Facility, financial maintenance covenants that will limit our operations, including our ability to engage in activities that may be in our long-term best interests. These restrictive covenants may limit us, and our restricted subsidiaries, from taking, or give rights to the holders of our indebtedness in the event of the following actions:

•	incurring additional indebtedness and guaranteeing indebtedness;

•	paying dividends or making other distributions in respect of, or repurchasing or redeeming, our capital stock;

•	making acquisitions or other investments;

•	prepaying, redeeming or repurchasing certain indebtedness;

•	selling or otherwise disposing of assets;

•	selling stock of our subsidiaries;

•	incurring liens;

•	entering into transactions with affiliates;

•	entering into agreements restricting our subsidiaries’ ability to pay dividends;

•	entering into transactions that result in a change of control of us; and

•	consolidating, merging or selling all or substantially all of our assets.
Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of some or all of our indebtedness, which could lead us to bankruptcy, reorganization or insolvency.
Risks Related to the Separation
We may be unable to achieve some or all of the benefits that we expected to achieve from our separation from DuPont.
As an independent, publicly-traded company, we continue to, among other things, focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, guide our processes and infrastructure to focus on our core strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics, all of which are benefits we expected to achieve from our separation. However, we may be unable to fully achieve some or all of these benefits. For example, in order to position ourselves for the separation and distribution, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we expected, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses following the separation and distribution, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expected to achieve as an independent company, or do not achieve them in the time we expected, our business, financial condition and results of operations could be materially and adversely affected.
If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability.
DuPont received an IRS Ruling from the IRS substantially to the effect that, among other things, the distribution qualified as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code (the Code).  The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, in form and substance acceptable to DuPont, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Code, and certain transactions related to the transfer of assets and liabilities to us in connection with the separation and distribution would not result in the recognition of any gain or loss to DuPont, us or our stockholders. The IRS Ruling and the tax opinion relied on certain facts, assumptions, and undertakings, and certain representations from DuPont and us, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS Ruling.  Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine that the distribution or such related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings were not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS Ruling.
If the distribution ultimately was determined to be taxable, then a stockholder of DuPont that received shares of our common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of DuPont’s current and accumulated earnings and profits. Any amount that exceeded DuPont’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of DuPont stock with any remaining amount being taxed as a capital gain. DuPont would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of our common stock held by DuPont on the distribution date over DuPont’s tax basis in such shares. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state and/or local tax law and/or foreign tax law, we and DuPont could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.
Generally, taxes resulting from the failure of the separation and distribution or certain related transactions to qualify for non-recognition treatment under U.S. federal, state and/or local tax law and/or foreign tax law would be imposed on DuPont or DuPont’s stockholders and, under the tax matters agreement that we entered into with DuPont prior to the spin-off, DuPont is generally obligated to indemnify us against such taxes to the extent that we may be jointly, severally or secondarily liable for such taxes. However, under the terms of the tax matters agreement, we are also generally responsible for any taxes imposed on DuPont that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Code or the failure of such related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events or transactions relating to our, or our affiliates’, stock, assets or business, or any breach of our or our affiliates’ representations, covenants or obligations under the tax matters agreement (or any other agreement we enter into in connection with the separation and distribution), the materials submitted to the IRS or other governmental authorities in connection with the request for the IRS Ruling or other tax rulings or the representation letter provided to counsel in connection with the tax opinion. Events triggering an indemnification obligation under the agreement include events occurring after the distribution that cause DuPont to recognize a gain under Section 355(e) of the Code. Such tax amounts could be significant. To the extent we are responsible for any liability under the tax matters agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.
We are subject to continuing contingent tax-related liabilities of DuPont.
There are several significant areas where the liabilities of DuPont may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of DuPont’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the separation and distribution, we entered into a tax matters agreement with DuPont that allocates the responsibility for prior period taxes of DuPont’s consolidated tax reporting group between us and DuPont. If DuPont were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
We agreed to numerous restrictions to preserve the tax-free treatment of the transactions in the U.S., which may reduce our strategic and operating flexibility.
Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by DuPont. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, the distribution may result in corporate-level taxable gain to DuPont under Sections 355(e) and 368(a)(1)(D) of the Code if 50 percent or more, by vote or value, of shares of our stock or DuPont’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or DuPont’s stock within a two-year period after the distribution generally are presumed to be part of such a plan, although we or DuPont, as applicable, may be able to rebut that presumption. Accordingly, under the tax matters agreement entered into prior to the spin-off, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40 percent or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock; or

•	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions, including our transformation plans, that we may believe to otherwise be in our best interests or that might increase the value of our business. In addition, under the tax matters agreement, we are required to indemnify DuPont against any such tax liabilities as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate efficiently as an independent company.
We historically operated as part of DuPont’s corporate organization, and DuPont assisted us by providing various corporate functions. Following the separation and distribution, DuPont has no obligation to provide us with assistance other than certain transition services. These services do not include every service we received from DuPont in the past, and DuPont is only obligated to provide these services for limited periods from the distribution date. Accordingly, following the separation and distribution, we need to provide internally or obtain from unaffiliated third parties the services we received from DuPont. These services include information technology, research and development, finance, legal, insurance, compliance and human resources activities, the effective and appropriate performance of which is critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we received from DuPont. In particular, DuPont’s information technology networks and systems are complex, and duplicating these networks and systems will be challenging. Because our business previously operated as part of the wider DuPont organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business.
There is a risk that, since separating from DuPont, we are more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of DuPont’s organizational structure. As part of DuPont, we were able to enjoy certain benefits from DuPont’s operating diversity, purchasing power and opportunities to pursue integrated strategies with DuPont’s other businesses. As an independent, publicly traded company, we do not have similar diversity or integration opportunities and do not have similar purchasing power or access to capital markets. Additionally, as part of DuPont, we were able to leverage the DuPont historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As an independent, publicly traded company, we do not have the same historical market reputation and performance or brand identity as DuPont and it may be more difficult for us to recruit or retain such key personnel.
Risks Related to Our Common Stock
Our stock price could become more volatile and investments could lose value.
The market price of our common stock and the number of shares traded each day has experienced significant fluctuations since our separation from DuPont and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;

•	anticipated outcomes or resolutions of legal or other contingencies;

•	the operating and stock price performance of other comparable companies;

•	credit rating agency actions;

•	a change in our dividend or stock repurchase activities;

•	changes in rules or regulations applicable to our business;

•	the announcement of new products by us or our competitors;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Form 10-K.

A significant drop in our stock price, such as that experienced in the period from July 1, 2015 to the date of this filing, could expose us to costly and time-consuming litigation, which could result in substantial costs and divert management's attention and resources, resulting in an adverse effect on our business.
We cannot guarantee the timing, amount, or payment of dividends on our common stock in the future.
The declaration, payment and amount of any dividend are subject to the sole discretion of our Board of Directors and, in the context of our financial policy, will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board of Directors may deem relevant, and there can be no assurances that we will continue to pay a dividend in the future.
A stockholder's percentage of ownership in us may be diluted in the future.
A stockholder's percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of the common stock.
Our amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent;

•	the limited ability of our stockholders to call a special meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•
the division of our board of directors into three approximately equal classes of directors, with each class serving a staggered three-year term, which will result in, under Delaware law, stockholders only being permitted to remove directors for cause;

•	the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the board of directors) on our board of directors; and

•
the requirement that stockholders holding at least 80 percent of our voting stock are required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated by-laws.

In addition, we are subject to Section 203 of the Delaware General Corporations Law (the DGCL). Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if an acquisition proposal or offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests and our stockholders’. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Several of the agreements that we have entered into with DuPont require DuPont’s consent to any assignment by us of our rights and obligations, or a change of control of us, under the agreements. The consent rights set forth in these agreements might discourage, delay or prevent a change of control that a stockholder may consider favorable.
In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement executed prior to the spin-off, we would be required to indemnify DuPont for the tax imposed under Section 355(e) of the Code resulting from an acquisition or issuance of its stock, even if it did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay or prevent a change of control that a stockholder may consider favorable. Please see the risk factor "If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability." for further information.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Chemours Production Facilities and Technical Centers
Our corporate headquarters is in Wilmington, Delaware, and we maintain a global network of production facilities and technical centers located in cost-effective and strategic locations. We also use contract manufacturing and joint venture partners in order to provide regional access or to lower manufacturing costs as appropriate. The following chart lists our production facilities as of December 31, 2015:

Production Facilities
	Titanium Technologies	Fluoroproducts	Chemical Solutions	Shared Locations
North America	DeLisle, MS New Johnsonville, TN Starke, FL (Mine)	El Dorado, AR [1] Elkton, MD [1] Louisville, KY Fayetteville, NC Deepwater, NJ Corpus Christi, TX LaPorte, TX [2] Washington, WV Maitland, Canada	Red Lion, DE [1] Wurtland, KY Burnside, LA Pascagoula, MS Morses Mill, NJ [1] Niagara, NY [4] Fort Hill, OH N. Kingstown, RI [1] Memphis, TN Beaumont, TX [5] Borderland, TX [1] James River, VA	Belle, WV [3]
Europe, Middle East & Africa (EMEA)		Mechelen, Belgium Villers St. Paul, France [1] Dordrecht, Netherlands	Sudbury, UK
Latin America	Altamira, Mexico	Barra Mansa, Brazil [2]
Asia Pacific	Kuan Yin, Taiwan	Changshu, China Chiba, Japan (Joint Venture) Shimizu, Japan (Joint Venture)

1 Leased from third party.
2 Leased from DuPont.
3 Shared facility between the Chemical Solutions and Fluoroproducts segments.
4 During the fourth quarter of 2015, the Company announced its plan to stop production at this facility by the end of 2016. See the Recent Developments section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 6 to the Consolidated Financial Statements for further information regarding our plans for this facility.
5 At December 31, 2015, this location was classified as held-for-sale.
We have technical centers and R&D facilities located at a number of our production facilities. We also maintain standalone technical centers to serve our customers and provide technical support. The following chart lists our standalone technical centers as of December 31, 2015:

Technical Centers
Region	Titanium Technologies	Fluoroproducts	Chemical Solutions	Shared Locations
North America		Akron, OH 2		Wilmington, DE (All Segments) [2,3]
EMEA	Moscow, Russia [1]	Mechelen, Belgium [1] Mantes, France [1] Meyrin, Switzerland [2]
Latin America	Paulinia, Brazil [2] Mexico City, Mexico [1]
Asia Pacific		Utsonomyia, Japan [2]		Shanghai, China [2] (All Segments)

1 Leased from third party.
2 Leased from DuPont.
3 There are two facilities at this location.
Chemours’ plants and equipment are maintained and in good operating condition. Chemours believes it has sufficient production capacity for its primary products to meet demand in 2016. Properties are primarily owned by Chemours; however, certain properties are leased, as noted in the preceding tables.
Chemours recognizes that the security and safety of its operations are critical to its employees, community, and to the future of Chemours. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. Prior to the separation, DuPont conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber-attacks. Chemours intends to conduct similar vulnerability assessments periodically in the future. Chemours is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

Item 3. LEGAL PROCEEDINGS
Legal Proceedings
The Company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 19 to the Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 19 to the Consolidated Financial Statements under the heading PFOA.
Environmental Proceedings
LaPorte Plant, LaPorte, Texas
The U.S. Environmental Protection Agency (EPA) conducted a multimedia inspection at the DuPont LaPorte facility in January 2008. DuPont, the EPA and the Department of Justice (DOJ) began discussions in the fall of 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.
Beaumont Plant, Nederland, Texas
On September 10, 2015, the Company agreed to a proposed order from the Texas Commission on Environmental Quality to resolve an alleged violation of its air quality permits at the Beaumont facility. The TCEQ commissioners approved the agreed order on enforcement that included an administrative penalty in the amount of approximately $128,000.
Wurtland Plant, Wurtland, Kentucky
DuPont signed a Consent Decree in 2007 in which it agreed to retrofit its four sulfuric acid plants, including the Wurtland Plant. After the retrofitting was complete, the Wurtland plant conducted a test burn in 2012 as required by the Decree. The EPA concluded the test burn did not demonstrate compliance and required a second trial burn in 2013, which the EPA found satisfactory. The DOJ is seeking stipulated penalties on the grounds that compliance was not demonstrated in 2012, and the plant failed to provide timely notice of the 2012 test, as required by the Decree. Negotiations with the DOJ are ongoing.

Item 4. MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at the Company's surface mine in Starke, Florida is included in Exhibit 95 to this report.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the executive officers and a summary of their professional experience:
Mark P. Vergnano, age 58, serves as our President and Chief Executive Officer. In October 2009, Mr. Vergnano was appointed Executive Vice President of DuPont and was responsible for multiple businesses and functions, including the businesses in the Chemours segment: DuPont Chemicals & Fluoroproducts and Titanium Technologies.  In June 2006, he was named Group Vice President of DuPont Safety & Protection. In October 2005, he was named Vice President and General Manager - Surfaces and Building Innovations.  In February 2003, he was named Vice President and General Manager -Nonwovens. Prior to that, he had several assignments in manufacturing, technology, marketing, sales and business strategy.  Mr. Vergnano joined DuPont in 1980 as a process engineer. Mr. Vergnano serves on the board of directors of Johnson Controls, Inc., since 2011; the National Safety Council, since 2007; and the American Chemistry Council, since 2015.

Mark E. Newman, age 52, serves as our Senior Vice President and Chief Financial Officer. Mr. Newman joined Chemours in November 2014 from SunCoke Energy where he was SunCoke Energy’s Senior Vice President and Chief Financial Officer and led its financial, strategy, business development and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President Remarketing & Managing Director of SmartAuction, Ally Financial Inc (previously General Motors Acceptance Corporation). Mr. Newman began his career at General Motors in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and Chief Financial Officer of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and North America Vice President and CFO.
E. Bryan Snell, age 59, serves as our President - Titanium Technologies. Mr. Snell was appointed President - Titanium Technologies in May 2015. Previously, he served as Planning Director - DuPont Performance Chemicals (2014-2015). Prior to that, he held leadership positions in DuPont Titanium Technologies, including Planning Director (2011-12 in Wilmington, DE and 2012-13 in Singapore) and Global Sales and Marketing Director (2008-2010). Mr. Snell served as Regional Operations Director - DuPont Coatings and Color Technologies Platform in 2007 and 2008. He was posted in Taiwan from 2002 to 2006, in the roles of Plant Manager -Kuan Yin Plant and Asia/Pacific Regional Director, DuPont Titanium Technologies. Mr. Snell joined DuPont in 1978 as a process engineer and has experience in nuclear and petrochemical operations, as well as sales, business strategy and M&A.
Thierry F.J. Vanlancker, age 51, serves as our President - Fluoroproducts. Mr. Vanlancker was named president - DuPont Chemicals & Fluoroproducts in May 2012. He was named vice president for DuPont Performance Coatings - EMEA in November 2010. In 2006, he moved to Wilmington, Delaware to serve as global business and market director - Fluorochemicals. In 2004, after two years as sales manager for all Refinish Brands EMEA, he was appointed as regional director - Fluoroproducts EMEA based in Geneva, Switzerland. He moved to Belgium in 1999 to be part of the Herberts Acquisition/Integration Team within the newly formed DuPont Performance Coatings business and in 2000 was appointed business manager for the Spies Hecker Refinish paint brand based in Cologne, Germany. In 1996, he transferred to Wilmington, Delaware as global technical service manager for P&IP and was appointed global product manager Vamac® ethylene acrylic elastomers in 1998. In 1993 he transferred to Bad Homburg, Germany, and was appointed market development consultant for P&IP Europe, Middle East & Africa (EMEA). Mr. Vanlancker joined DuPont in 1988 in Belgium as a sales representative.
Christian W. Siemer, age 57, serves as our President - Chemical Solutions. He moved to this role in July 2014. Mr. Siemer joined DuPont in 2010 as the Managing Director of Clean Technologies, a business unit of DuPont Sustainable Solutions focused on process technology development and licensing. He led the successful acquisition of MECS Inc., the global leader in technology for the production of sulfuric acid. Mr. Siemer began his career in 1980 with Stauffer Chemicals as a process engineer. Following Stauffer’s acquisition by ICI plc, Mr. Siemer moved through a range of commercial roles and overseas assignments managing portfolios of international industrial and specialty chemical businesses.
David C. Shelton, age 52, serves as our Senior Vice President, General Counsel and Corporate Secretary. In 2011, Mr. Shelton was appointed Associate General Counsel, DuPont, and was responsible for the US Commercial team - the business lawyers and paralegals counseling all the DuPont business units with the exception of Agriculture and Pioneer. Mr. Shelton was the Commercial attorney to a variety of DuPont businesses including the Performance Materials platform, which he advised on international assignment in Geneva, and the businesses now comprising the DuPont Chemicals and Fluoroproducts business unit. Prior to that, Mr. Shelton advised the company on environmental and remediation matters as part of the environmental legal team. Mr. Shelton joined DuPont in 1996, after seven years in private practice as a litigator in Pennsylvania and New Jersey.
Beth Albright, age 49, serves as our Senior Vice President Human Resources. Mrs. Albright joined DuPont in October 2014 from Day & Zimmermann, where she held the position of Senior Vice-President Human Resources since May 2011. Prior to her experience at Day & Zimmermann, Mrs. Albright was the Global Vice President Human Resources for Tekni-Plex, which she joined in July 2009. She joined Rohm and Haas in 2000 and held various Human Resources supporting global businesses, technology, manufacturing and staff functions. In 1995 she joined FMC as site Human Resources manager at a manufacturing site and progressed into the corporate office. Mrs. Albright began her career with Fluor Daniel Construction in their Industrial Relations department in 1989.
Erich Parker, age 65, serves as our Vice President of Corporate Communications and Chief Brand Officer. Mr. Parker was appointed Creative Director and Global Director of Corporate Communications of DuPont in 2010. He led the initiative to develop corporate positioning and its creative expression through branded content and program sponsorship with large international media outlets. In 2008, Mr. Parker was appointed Communications Leader for DuPont’s Safety and Protection Platform. Prior to joining DuPont,

Mr. Parker was principal of his own public relations and marketing communications firm based in Washington, D.C., and New York. Mr. Parker has also served as Executive Vice President of Association & Issues Management; Director of Communications for the American Academy of Actuaries; founding publisher and Executive Editor of the magazine Contingencies; and Public Affairs Aide for Renewable Energy to the Secretary of Energy, U.S. Department of Energy.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol CC). The number of record holders of common stock was approximately 56,880 at February 19, 2016.
Holders of the Company's common stock are entitled to receive dividends when they are declared by the Board of Directors. Dividends on common stock are generally declared and paid on a quarterly basis. The Stock Transfer Agent and Registrar is Computershare Trust Company, N.A.
The company's stock began trading on July 1, 2015. The quarterly high and low trading stock prices and dividends per common share for 2015 are shown below.

	Market Prices		Per Share Dividend Declared
2015	High	Low
Fourth Quarter	8.80	4.58	$0.03
Third Quarter	16.68	5.94	$0.55 [1]

[1]	Dividend was declared prior to our separation from DuPont and paid on September 11, 2015 to our stockholders of record as of August 3, 2015.
Unregistered Sales of Equity Securities
Not Applicable.
Issuer Purchases of Equity Securities
Not Applicable.

Stock Performance Graph
The following graph presents the cumulative total shareholder return for the Company's common stock compared with the Standard & Poor's (S&P) MidCap 400 index and the S&P MidCap 400 Chemical index since our separation from DuPont.
The graph assumes that the values of Chemours' common stock, the S&P MidCap 400 index, and S&P MidCap 400 Chemical index were each $100 on July 1, 2015, the date that Chemours' common stock began "regular-way" trading on the New York Stock Exchange, and that all dividends were reinvested.
On January 29, 2016, Chemours was moved from the S&P MidCap 400 index to the S&P SmallCap 600 index.

Item 6. SELECTED FINANCIAL DATA
The following table presents Chemours’ selected financial data. For periods ended December 31, 2011 through 2014, and for the first six months of the year ended December 31, 2015, certain expenses of DuPont were allocated to Chemours for corporate functions including information technology, research and development, finance, legal, insurance, compliance and human resources activities prior to our spin-off on July 1, 2015. Consequently, the financial information included here may not necessarily reflect what Chemours’ financial position, results of operations and cash flows would have been had it been an independent, publicly traded company during the periods presented. Certain reclassifications of prior years' data have been made to conform to the current year's presentation, primarily relating to the early adoption of balance sheet classification of deferred taxes discussed in Note 3 to the Consolidated Financial Statements.
For a better understanding, this section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

(Dollars in millions, except per share data)	Year Ended December 31,
	2015	2014	2013	2012	2011
Summary of operations:
Net sales	$5,717	$6,432	$6,859	$7,365	$7,972
Employee separation and asset related charges, net	333	21	2	36	—
(Loss) income before income taxes	(188)	550	576	1,485	1,907
(Benefit from) provision for income taxes	(98)	149	152	427	474
Net (loss) income attributable to Chemours	(90)	400	423	1,057	1,431
Basic (loss) earnings per share of common stock [1]	(0.50)	2.21	2.34	5.84	7.91
Diluted (loss) earnings per share of common stock [1]	(0.50)	2.21	2.34	5.84	7.91
Financial position at year end:
Working capital [2]	835	543	474	601	585
Total assets	6,298	5,959	5,580	5,309	5,242
Borrowings and capital lease obligations, net [3]	3,954	1	1	1	2
General:
Purchases of property, plant and equipment	519	604	438	432	355
Depreciation and amortization	267	257	261	266	272
Dividends per common share [4]	0.58	—	—	—	—

[1]
For 2011-2014, pro forma earnings per share (EPS) was calculated based on 180,996,833 shares of Chemours common stock that were distributed to DuPont shareholders on July 1, 2015. The same number of shares was used to calculate basic and diluted earnings per share since no Chemours equity awards were outstanding prior to the separation.

[2]	Current assets minus current liabilities.

[3]	Amount as of December 31, 2015 includes unamortized debt issuance costs of $60 million.

[4]	Includes the following:

•
dividend of an aggregate amount of $100 million declared prior to separation by our then-Board of Directors (consisting of DuPont employees), which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015, and

•	dividend of $0.03 per share declared after separation by our independent Board of Directors which was paid on December 14, 2015 to our stockholders of record as of November 13, 2015.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis, which we refer to as “MD&A”, of our results of operations and financial condition supplements the Consolidated Financial Statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The discussion and analysis presented below refer to and should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K .
Overview
Chemours is a leading global provider of products that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide, refrigerants, industrial fluoropolymer resins and a portfolio of industrial chemicals including sodium cyanide.
Chemours manages and reports operating results through three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history and reputation in the chemical industry for safety, quality and reliability.

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
Basis of Presentation
Prior to July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. The Consolidated Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Chemours business, including certain environmental remediation and litigation obligations of DuPont and its subsidiaries that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the Distribution. All of the allocations and estimates in the Consolidated Financial Statements prior to July 1, 2015 are based on assumptions that management believes are reasonable.
Recent Developments
Transformation Plan
During the third quarter of 2015, Chemours announced a plan to transform the company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization. Chemours expects the transformation plan to deliver $500 million of incremental Adjusted EBITDA improvement over 2015 through 2017. Based on our anticipated cost reduction and growth initiatives, we would expect an approximately similar improvement in pre-tax income. Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage ratio (net debt to Adjusted EBITDA) to approximately three times by year-end 2017. See Non-GAAP Financial Measures included herein for a definition of Adjusted EBITDA and other information regarding our use of non-GAAP measures.
Key actions initiated under the transformation plan during 2015 included Titanium Technologies plant and production line closures, Fluoroproduct line closures, announcement of the Reactive Metals Solutions (RMS) plant closure, global workforce reductions, and lower service, real estate and procurement costs.
Global Workforce Reductions
In June 2015, in light of continued weakness in the global titanium dioxide market cycle and continued foreign currency impacts due to the strengthening of the U.S. dollar, Chemours implemented a restructuring plan to reduce and simplify its cost structure. This plan resulted in a global workforce reductions of more than 430 positions. As a result of this action, we recorded a pre-tax charge of $64 million for employee separation costs in the year ended December 31, 2015. The actions associated with this charge and all related payments are expected to be substantially complete by the end of 2016.
In November 2015, Chemours announced an additional global workforce reduction of approximately 430 positions. This action is part of ongoing efforts to streamline and simplify the structure of the organization worldwide and to reduce costs. As a result of this action, the Company recorded approximately $48 million of employee separation costs during the fourth quarter of 2015. The Company expects to complete this headcount reduction during 2016 and related payments are expected to be substantially complete in 2017.
Titanium Technologies Plant Closures
In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing site. The Edge Moor plant produced TiO2 product for use in the paper industry and other applications where demand has declined steadily and has resulted in underused capacity at the plant. In addition, as part of the plan, the Company permanently shut down one underused TiO2 production line at its New Johnsonville, Tennessee plant. The Company stopped production at Edge Moor in September 2015 and immediately began decommissioning the plant. The Company expects to complete decommissioning activities in the first quarter of 2016 and will begin dismantling thereafter. Dismantling and removal activities are expected to be completed in early 2017.
As a result, during the year ended December 31, 2015, the Company recorded charges of approximately $140 million, which consist of property, plant and equipment and other asset impairment charges of $115 million, employee separation costs of $11 million and decommissioning costs of $14 million. These charges were allocated entirely to the Titanium Technology segment. The Company also expects to incur additional charges of approximately $50 million for decommissioning, dismantling and removal costs in 2016 to early 2017, which will be expensed as incurred. Because the Company is still in the early stages of implementing this plan, the amount and timing of the above estimates may differ materially from the amounts provided.
Fluoroproducts Restructuring
During the third quarter of 2015, in connection with the Company’s transformation plan announced in August 2015 and efforts to improve the profitability of the Fluoroproducts segment, management approved the shutdown of certain production lines of the segment’s manufacturing facilities in the United States.  As a result, the Company recorded restructuring charges of approximately $21 million, which consist of property, plant and equipment accelerated depreciation of $18 million, employee separation costs of $2 million and decommissioning costs of $1 million. The Company also expects to incur approximately $5 million of additional decommissioning, dismantling and removal costs in 2016 through 2017.
Chemical Solutions Portfolio Optimization Actions
In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow) for approximately $140 million in cash. The Company expects the transaction to close and record gain on sale in the first quarter of 2016. At December 31, 2015, the assets at Beaumont were classified as held for sale on the Company's Consolidated Balance Sheet. As part of this transaction, Chemours has entered into an agreement to meet Dow’s additional aniline supply requirements with production from its Pascagoula, Mississippi facility. Chemours will also continue to serve other aniline customers from its Pascagoula plant.
Also during the fourth quarter of 2015, the Company announced the completion of the strategic review of its Reactive Metals Solutions (RMS) business and the decision to stop production at the Niagara Falls, NY site by the end of December 2016. The Niagara Falls plant has approximately 200 employees and contractors that will be impacted by this action. As a result, in the fourth quarter of 2015, the Company recorded approximately $12 million of employee separation costs. Additional restructuring charges of approximately $15 million for contract termination, decommissioning and site redevelopment are expected to be incurred in 2016 through 2018. Because the Company is still in the early stages of implementing this plan, the amount and timing of the above estimates may differ materially from the amounts provided.
Prior to the plant closure decision, the RMS plant assets were evaluated for impairment during the third quarter of 2015. We determined that the manufacturing facility should be assessed for impairment driven primarily by continued losses experienced by the business. The assessment indicated that the carrying amount of the long-lived assets were not recoverable when compared to the expected undiscounted cash flows of business. Based on our assessment of the fair value of the related asset groups, we determined that the carrying value of RMS' asset groups exceeded its fair value. As a result of the impairment test, a $45 million pre-tax impairment charge was recorded in the Chemical Solutions segment. See Note 12 to the Consolidated Financial Statements for further information.
In addition, also during the third quarter of 2015, the Company determined that indicators were present in the Sulfur reporting unit which suggested that the fair value of the reporting unit had declined below the carrying value, primarily driven by lower than forecasted revenue and profitability levels for 2015 and future periods. The interim goodwill impairment analysis performed in the third quarter of 2015 resulted in a goodwill impairment of $25 million in 2015. See Note 13 to the Consolidated Financial Statements for further information.

Our Results and Business Highlights
Revenue and Growth: Net sales for the year ended December 31, 2015 were $5.7 billion, a decrease of 11.1% from $6.4 billion for the year ended December 31, 2014, which was primarily due to continued pressure on TiO2 prices, the negative impact of foreign currency and soft demand conditions for certain fluoropolymers products.
Profitability: We recognized a net loss of $90 million for the year ended December 31, 2015, compared with net income of $401 million and $424 million for the same periods in 2014 and 2013, respectively. The decrease in our profitability during the year was primarily the result of a decline in our net sales as well as the impact of various restructuring activities discussed in the Recent Developments section of this MD&A and our indebtedness, which resulted to pre-tax charges of $333 million of employee separation and asset related charges, net and $132 million of interest expense, partially offset by the related income tax benefits of approximately $150 million. Adjusted EBITDA was $573 million, $876 million and $984 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Results of Operations

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net sales	$5,717	$6,432	$6,859
Cost of goods sold	4,762	5,072	5,395
Gross profit	955	1,360	1,464
Selling, general and administrative expense	632	685	768
Research and development expense	97	143	164
Employee separation and asset related charges, net	333	21	2
Goodwill impairment	25	—	—
Total expenses	1,087	849	934
Equity in earnings of affiliates	22	20	22
Interest expense, net	(132)	—	—
Other income, net	54	19	24
(Loss) income before income taxes	(188)	550	576
(Benefit from) provision for income taxes	(98)	149	152
Net (loss) income	(90)	401	424
Less: Net income attributable to noncontrolling interests	—	1	1
Net (loss) income attributable to Chemours	$(90)	$400	$423
Net sales
For the years ended December 31, 2015 and 2014: The table below shows the impact of price, currency, volume and portfolio on net sales for the year ended December 31, 2015 compared with 2014:

			Percentage change due to:
(Dollars in millions)	2015 Net Sales	Percentage Change vs 2014	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$5,717	(11)%	(5)%	(4)%	(1)%	(1)%
Net sales for the year ended December 31, 2015 were $5.7 billion, a decrease of approximately 11% compared to $6.4 billion for the year ended December 31, 2014, which was primarily due to continued pressure on TiO2 prices and the negative impact of foreign currency, offset by price increases in Fluoroproducts and volume growth in Chemical Solutions portfolio.

For the years ended December 31, 2014 and 2013: The table below shows the impact of price, currency, volume and portfolio on net sales for the year ended December 31, 2014 compared with 2013:

			Percentage change due to:
(Dollars in millions)	2014 Net Sales	Percentage Change vs 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$6,432	(6)%	(5)%	—%	3%	(4)%
Net sales of $6.4 billion for the year ended December 31, 2014 decreased 6% primarily in comparison with the year ended December 31, 2013, primarily due to a portfolio change in the Chemical Solutions segment and lower prices principally for TiO2 and refrigerants. The portfolio change involved a customer’s election to exercise a put/call option to acquire the entire property and equipment of the Baytown facility on December 31, 2013. Decreased selling prices for TiO2 were partially offset by increased volumes for OpteonTM YF refrigerant.
Cost of goods sold
For the years ended December 31, 2015 and 2014: Cost of goods sold (COGS) decreased 6% during the year ended December 31, 2015 in comparison with the year ended December 31, 2014. Approximately 4% of the decrease was driven by lower production costs from lower costs of raw materials, lower employee benefits and the impact of global headcount reduction as a result of our transformation plan. The decrease was due to lower sales volume and mix, as well slightly favorable currency impact. COGS as a percentage of net sales increased by 4% to 83% for the year ended December 31, 2015 primarily driven by lower average prices primarily in TiO2 and the unfavorable foreign currency impact on our net sales over our fixed U.S. dollar costs.
For the years ended December 31, 2014 and 2013: COGS decreased 6% during the year ended December 31, 2014 in comparison with the year ended December 31, 2013. This decrease is primarily driven by a portfolio change in the Chemical Solutions segment involving a customer’s election to exercise a put/call option to acquire the entire property and equipment of the Baytown facility, coupled with a decrease in pension costs. The portfolio change accounted for $248 million of the decrease in COGS. The decrease in pension costs was primarily related to improved returns on pension plan assets and an increase in the discount rate. COGS as a percentage of net sales was 79%, consistent with the year ended December 31, 2013.
The following table shows COGS as a percent of net sales.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net sales	$5,717	$6,432	6,859
COGS	4,762	5,072	5,395
COGS as a percent of net sales	83%	79%	79%
Selling, general and administrative expense
For the years ended December 31, 2015 and 2014: Selling, general and administrative expense (SG&A) decreased 8% to $632 million for the year ended December 31, 2015 in comparison with the year ended December 31, 2014. This decrease is primarily driven by the cost reduction initiatives implemented during the year, such as the global workforce reduction and other initiatives in connection with the transformation plan, as well as lower employee benefits (including pension), slightly offset by $17 million of transactions, legal and other related charges and approximately $4 million higher stock-based compensation charges primarily related to the converted awards. SG&A as a percentage of net sales was 11% for both periods.
For the years ended December 31, 2014 and 2013: SG&A decreased 11% to $685 million for the year ended December 31, 2014 in comparison with the year ended December 31, 2013. This decrease was primarily driven by lower pension costs in 2014 and higher legal fees in 2013 related to the TiO2 antitrust litigation, which was resolved in 2013. SG&A as a percentage of net sales was 11% for both periods.
Research and development expense
For the years ended December 31, 2015 and 2014: Research and development (R&D) expense decreased by $46 million or 32% for the year ended December 31, 2015 in comparison with the year ended December 31, 2014. Reductions in R&D spend were primarily driven by decisions to either delay or terminate projects following our separation from DuPont. The global workforce reduction initiative also impacted the R&D function and contributed to the decrease in R&D expense. R&D expense as a percentage of net sales was 2% for both periods.
For the years ended December 31, 2014 and 2013: R&D decreased by $21 million for the year ended December 31, 2014 in comparison with the year ended December 31, 2013, primarily due to lower pension costs. R&D expense as a percentage of net sales was 2% for both periods.
Interest expense, net
We incurred interest expense of $132 million for the year ended December 31, 2015 related to our financing transactions completed in May 2015 in connection with the separation. There was no comparable expense in 2014 or 2013. Refer to Note 18 to the Consolidated Financial Statements and the Liquidity and Capital Resources section of this MD&A for additional information related to our indebtedness.
Employee separation and asset related charges, net
For the year ended December 31, 2015, we recorded pre-tax charges of approximately $333 million for employee separation and other asset related charges in connection with various restructuring activities during the year. This cost includes $112 million severance charges from our global workforce reduction, $140 million related to our capacity optimization in our Titanium Technologies segment, including the closure of our Edge Moor production facility, $21 million of Fluoroproducts restructuring activities, $57 million of restructuring relating to our Chemical Solutions segment, and impairment charges. See the Recent Developments section of this MD&A for further information.
Other income, net
For the years ended December 31, 2015 and 2014: For the year ended December 31, 2015 compared to the year ended December 31, 2014, other income, net increased by $35 million. This change is comprised of a $42 million gain on foreign exchange forward contracts, lower foreign currency exchange losses of approximately $23 million driven by the continued strengthening of the U.S. dollar versus the Mexican peso, the Euro and other currencies, and additional technology and licensing income of approximately $11 million. These increases were offset by a loss on sale of assets and businesses of $9 million in 2015 compared to the gain of $40 million recognized in 2014 discussed below. See Note 7 to the Consolidated Financial Statements for details of Other income, net.
For the years ended December 31, 2014 and 2013: For the year ended December 31, 2014 compared to the year ended December 31, 2013, other income, net decreased by $5 million. This change is comprised of a $40 million gain on sales of assets and businesses in 2014, offset by a $35 million increase in foreign currency exchange losses, driven by the strengthening of the U.S. dollar versus the Euro and Swiss franc in 2014, and a reduction of $7 million for leasing, contract services and miscellaneous income. In addition, for the year ended December 31, 2013, Chemours recognized a $7 million gain on purchase of an equity investment that did not occur in 2014.
(Benefit from) provision for income taxes
For the years ended December 31, 2015 and 2014: For the year ended December 31, 2015, Chemours recorded a tax benefit of $98 million with an effective income tax rate of approximately 52%. For the year ended December 31, 2014, Chemours recorded a tax provision of $149 million with an effective tax rate of approximately 27%. The $247 million decrease in the tax provision and the corresponding increase in effective tax rate were due primarily to tax benefits recognized from the restructuring and asset impairment charges in the U.S. recorded in the second half of 2015, partially offset by earnings in foreign jurisdictions.
For the years ended December 31, 2014 and 2013: For the year ended December 31, 2014, Chemours recorded a tax provision of $149 million with an effective income tax rate of approximately 27%. For the year ended December 31, 2013, Chemours recorded a tax provision of $152 million with an effective income tax rate of approximately 26%. The decrease in the tax provision was primarily due to a decrease in earnings. The increase in the effective tax rate in 2014 compared to 2013 was primarily due to the geographic mix of earnings and valuation allowance partly offset by a one-time tax benefit recognized in 2014 relating to a tax accounting method change. This tax accounting method change allowed an increase in tax basis in certain depreciable fixed assets which resulted in a net tax benefit for Chemours of $10 million in 2014.

Segment Reviews
Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes excluding the following:

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
A reconciliation of Adjusted EBITDA to net (loss) income for the years ended December 31, 2015, 2014 and 2013 is included in Non-GAAP Financial Measures in Item 7 and in Note 23 to the Consolidated Financial Statements.
Titanium Technologies

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Segment Net Sales	$2,392	$2,937	3,019
Adjusted EBITDA	326	723	726
Adjusted EBITDA Margin	14%	25%	24%

	Year Ended December 31,
Change in segment net sales from prior period	2015	2014
Price	(12)%	(4)%
Volume	(2)%	1%
Currency	(5)%	—%
Portfolio / Other	—%	—%
Total Change	(19)%	(3)%
2015 versus 2014: Net sales decreased by $545 million or 19% for the year ended December 31, 2015, compared with the same period in 2014, due primarily to lower selling prices and the continued unfavorable effect of foreign currency primarily against the Euro. Oversupply in the global titanium dioxide industry and weak demand continue to put downward pressure on pricing in all regions.
Adjusted EBITDA decreased during the year ended December 31, 2015 in comparison with same period in 2014. Adjusted EBITDA margin also decreased during the year ended December 31, 2015 in comparison with same period in 2014. Both decreases were primarily driven by lower sales and margin due to pricing pressures and unfavorable effects of foreign currency. Offsetting these decreases were productivity improvement initiatives, which resulted in lower raw materials, energy and plant operating costs, as well as the impact of our cost reduction programs, which included certain Titanium Technology plant shut-downs and global headcount reductions.
2014 versus 2013: Net sales decreased by $82 million or 3% for the year ended December 31, 2014 compared with the same period in 2013. This decrease was due to lower prices which was partially offset by an increase in volume.
Adjusted EBITDA decreased marginally in 2014 while adjusted EBITDA margin remained relatively consistent in 2014 when compared to 2013.

Fluoroproducts

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Segment Net Sales	$2,230	$2,327	$2,379
Adjusted EBITDA	300	282	395
Adjusted EBITDA Margin	13%	12%	17%

	Year Ended December 31,
Change in segment net sales from prior period	2015	2014
Price	2%	(8)%
Volume	—%	6%
Currency	(4)%	—%
Portfolio / Other	(2)%	—%
Total Change	(4)%	(2)%
2015 versus 2014: Net sales decreased $97 million or 4% for the year ended December 31, 2015 compared with the same period in 2014. Net sales were unfavorably impacted by foreign currency exchange rates, primarily related to the Euro, Brazilian real, and Japanese yen, and continued weaker demand for industrial resins. Favorable product mix with strong Opteon™ refrigerant adoption delivered increased prices and steady overall volumes over the prior year.
Adjusted EBITDA and adjusted EBITDA margin increased during the year ended December 31, 2015 in comparison with same periods in 2014. Both increases were primarily due to product mix and cost reduction efforts including global headcount reductions during the second half of 2015.
2014 versus 2013: Net sales decreased by $52 million or 2% for the year ended December 31, 2014 compared with the same period in 2013, primarily due to lower selling prices for refrigerants and industrial resins. Refrigerant prices decreased in North America as a result of actions by the EPA related to allowances on HCFC's (R-22) and the impact of lower cost Chinese imports on the overall pricing of HFC (R-134a) refrigerants and refrigerant blends globally. Industrial resins prices declined primarily as a result of pricing pressure from the addition of new production capacity by competitors. Pricing decreases were partially offset by higher volumes.
Adjusted EBITDA and adjusted EBITDA margin decreased, primarily due to lower prices and production shutdowns. Margin impact from lower prices was partially offset by lower business and overhead costs from productivity improvements. Additionally in 2014, expense relating to the short-term incentive plan was lower by approximately $8 million.
Chemical Solutions

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Segment Net Sales	$1,095	$1,168	$1,461
Adjusted EBITDA	29	17	101
Adjusted EBITDA Margin	3%	1%	7%

	Year Ended December 31,
Change in segment net sales from prior period	2015	2014
Price	(5)%	(2)%
Volume	2%	1%
Currency	(3)%	—%
Portfolio / Other	—%	(19)%
Total Change	(6)%	(20)%
2015 versus 2014: Net sales decreased by $73 million or 6% for the year ended December 31, 2015 compared with the same period in 2014, primarily due to lower prices based on contractual pass-through terms, changes in the mix of products sold as well as the unfavorable impact of foreign currency exchange rates including the Mexican peso, Canadian dollar and the Euro. These decreases were partially offset by volume increases in Cyanide and Sulfur due to strong demand.
Adjusted EBITDA and Adjusted EBITDA margin increased during the year ended December 31, 2015 in comparison with same period in 2014. The slight increase in Adjusted EBITDA was driven primarily by lower R&D expense and cost reduction efforts, including the global headcount reductions, during the second half of 2015.
2014 versus 2013: Net sales decreased $293 million or 20%, for the year ended December 31, 2014 compared with the same period in 2013, primarily due to the portfolio impact of a customer's election to exercise a put/call option to acquire the entire property and equipment of the Baytown facility on December 31, 2013. Sales decreased further from lower prices across all products.
Adjusted EBITDA and adjusted EBITDA margin decreased, primarily due to the portfolio impact noted above and lower prices.

2016 Outlook
With our transformation plan on track, we expect to reduce structural costs by an additional $200 million in 2016. These cost savings are primarily from actions taken during 2015 including facilities closures, headcount reductions, and procurement and productivity enhancements. In 2016, we suspended annual salary increases globally, subject to contractual and legal limitations, and we halted a discretionary contribution component in our U.S. 401(k) plan that will contribute toward our $200 million target. We anticipate that we will need to establish additional cost reduction initiatives during 2016 to realize our target of reducing structural costs by $350 million through 2017.
For 2016, we believe that those cost reductions in our transformation plan along with growth from Opteon™ and the benefits of our Altamira startup, will help us deliver full year Adjusted EBITDA above our 2015 performance. Along with a reduction in capital spending, we expect to generate modestly positive free cash flow during the year. Our outlook reflects our current visibility and expectations on market factors, such as currency movements, TiO2 pricing, and end-market demand.

Liquidity and Capital Resources
Prior to our spin-off on July 1, 2015, transfers of cash to and from DuPont’s cash management system were reflected in DuPont Company Net Investment in the historical Consolidated Balance Sheets, Statements of Cash Flows and Statements of Changes in DuPont Company Net Investment. DuPont funded our cash needs through the date of the separation. Chemours has a historical pattern of seasonality, with working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year.
Chemours' primary source of liquidity is cash generated from operations, available cash and borrowings under the debt financing arrangements as described below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow to repay outstanding borrowings, selectively invest for growth to enhance our portfolio including certain strategic capital investments, and return cash to shareholders through dividend payments.
While we were a wholly-owned subsidiary of DuPont, our then-Board of Directors, consisting of DuPont employees, declared a dividend of an aggregate amount of $100 million for the third quarter of 2015, which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015. On September 1, 2015, our independent Board of Directors declared a dividend of $0.03 per share, which was paid on December 14, 2015 to our stockholders of record on November 13, 2015.
The separation agreements set forth a process to true-up cash and working capital transferred to us from DuPont at separation.  In January 2016, Chemours and DuPont entered into an agreement, contingent upon the credit agreement amendment described herein, which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements.  As a result, Chemours was not required to make any payments to DuPont, nor did DuPont make any payments to Chemours.  In addition, the agreement set forth an advance payment of approximately $190 million, which was paid to Chemours in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over the next twelve to fifteen months under existing agreements with Chemours.
Over the next 12 months, Chemours expects to have significant interest, capital expenditure and restructuring payments. We expect to fund these payments through cash generated from operations, asset dispositions, available cash and borrowings under the revolving credit facility. We anticipate that our operations and debt financing arrangements will provide sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility is subject to the last 12 months of our consolidated EBITDA as defined under the credit agreement.
Cash Flow
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Cash provided by operating activities	$182	$505	$798
Cash used for investing activities	(497)	(560)	(424)
Cash provided by (used for) financing activities	687	55	(374)
Cash Provided by Operating Activities
Cash provided by operating activities decreased by $323 million for the year ended December 31, 2015 compared to the same period in 2014, due to lower earnings than the prior year, payments on restructuring activities and interest payments on our 2015 financing transactions.
Cash provided by operating activities decreased by $293 million for the year ended December 31, 2014 compared with the same period in 2013, primarily due to increased payments of trade accounts payable for raw materials and lower earnings in 2014. The primary cause of the decrease was the timing of ore purchases with longer payment terms in the second half of 2013, which resulted in payments in early 2014. In addition, Chemours paid $72 million related to titanium dioxide antitrust litigation in 2014.
Cash Used for Investing Activities
Cash used for investing activities decreased $63 million for the year ended December 31, 2015 compared to the same period in 2014, primarily as a result of a $85 million decrease in capital expenditures of which $80 million relates to the expansion of Titanium Technologies’ Altamira plant in Mexico and approximately $50 million from other on-going and expansion activities, partially offset by increase in separation-related capital expenditures of $45 million. In addition, we realized approximately $42 million of net gain from foreign exchange contract settlements entered into in 2015 after the separation and no similar realized gains or losses were incurred prior to the separation.  The decreases in cash used for investing activities are partially offset by incremental investments made to our unconsolidated affiliate in China and lower sales proceeds due to lesser business and asset sale activities during 2015.
Cash used for investing activities increased $136 million for 2014 compared to the same period in 2013 primarily due to the expansion of Titanium Technologies’ Altamira plant in Mexico.
Capital expenditures relating to our Altamira expansion were $146 million, $227 million and $159 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased by $632 million for the year ended December 31, 2015 compared to the same period in 2014, due primarily from the proceeds from our financing transactions offset by the net transfers to DuPont in connection with the separation. Through June 30, 2015, DuPont managed Chemours’ cash and financing arrangements and all excess cash generated through earnings was deemed remitted to DuPont and all sources of cash were deemed funded by DuPont. Prior to the spin-off on July 1, 2015, Chemours remitted approximately $3.4 billion to DuPont in the form of a dividend, using cash received from issuance of debt. See Note 4 to the Consolidated Financial Statements for additional information.
Cash provided by financing activities was $55 million in 2014 as compared to cash used for financing activities of $374 million in 2013. Lower cash provided by operations as discussed above and higher purchases of property, plant and equipment of $166 million, primarily due to the Altamira expansion, resulted in cash transfer from DuPont to fund the Company's operations.
Current Assets

	December 31,	December 31,
(Dollars in millions)	2015	2014
Cash	$366	$—
Accounts and notes receivable - trade, net	859	846
Inventories	972	1,052
Prepaid expenses and other	104	43
Total current assets	$2,301	$1,941
In 2014, Chemours participated in DuPont’s centralized cash management and financing programs. Disbursements were made through centralized accounts payable systems which are operated by DuPont. Cash receipts were transferred to centralized accounts, also maintained by DuPont. As such, we did not reflect a cash balance in our financial statements prior to separation. Cash as of December 31, 2015 includes the cash provided by DuPont at separation and our net increase in cash since the separation.
Accounts and notes receivable - trade, net at December 31, 2015 increased $13 million compared to December 31, 2014 primarily due to timing of collections of trade accounts receivable offset by unfavorable currency translation.
Inventories at December 31, 2015 decreased $80 million compared to December 31, 2014 primarily due to an effort to decrease inventory on hand as well lower cost of raw materials and lower production costs resulting from our transformation plan.
Prepaid expenses and other increased $61 million primarily due to our aniline facility in Beaumont, Texas which is classified as held-for-sale as of December 31, 2015 and included as other current assets. Also included is a prepaid premium on insurance programs we entered into in the normal course of business after the separation. Prior to the spin, Chemours participated in DuPont insurance programs.
Current Liabilities

	December 31,	December 31,
(Dollars in millions)	2015	2014
Accounts payable	$973	$1,046
Short-term borrowings and current portion of long-term debt	39	—
Other accrued liabilities	454	352
Total current liabilities	$1,466	$1,398
Accounts payable decreased compared to December 31, 2014 due to timing of payments to vendors, and lower purchases and capital expenditures. Short-term borrowings and current portion of long-term debt primarily reflects our financing transactions with our unconsolidated affiliate and the required quarterly installment payments on our senior secured term loan. We had no comparable financing transactions in 2014. Other accrued liabilities increased due to employee separation accruals related to 2015 actions and accrued interest on debt issued in 2015.
Financing Transactions
On May 12, 2015, Chemours entered into certain financing transactions in connection with the Distribution and in recognition of the assets contributed to us by DuPont in anticipation of the separation. The proceeds from the financing transactions were used to fund a cash distribution to DuPont of $3.4 billion and a distribution in kind of Notes with an aggregate principal amount of $507 million. See Note 18 to the Consolidated Financial Statements for further discussion of these transactions.

The credit agreement provided for a seven-year senior secured term loan (the Term Loan Facility) in a principal amount of $1.5 billion repayable in equal quarterly installments at a rate of one percent of the original principal amount per year, with the balance payable on the final maturity date. The Term Loan Facility was issued with a $7 million original issue discount and bears variable interest rate subject to a floor of 3.75%. The proceeds from the Term Loan Facility were used to fund a portion of the distribution to DuPont, along with related fees and expenses.
Prior to an amendment in February 2016, the credit agreement also provided for a five-year $1.0 billion senior secured revolving credit facility (the Revolving Credit Facility). In February 2016, an amendment to the Revolving Credit Facility reduced the capacity to $750 million beginning in the first quarter of 2016 and amended certain covenants (see Debt Covenant discussion included herein). The proceeds of any loans made under the Revolving Credit Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At December 31, 2015, the facility was undrawn with a borrowing availability of approximately $625 million. We had $129 million letters of credit issued and outstanding under this facility at December 31, 2015.
Chemours' obligations under the Term Loan Facility and Revolving Credit Facility (collectively, the Senior Secured Credit Facilities) are guaranteed on a senior secured basis by all of its material domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the Senior Secured Credit Facilities are also, subject to certain agreed upon exceptions, secured by a first priority lien on substantially all of Chemours and its material wholly-owned domestic subsidiaries' assets, including 100 percent of the stock of domestic subsidiaries and 65 percent of the stock of certain foreign subsidiaries.
Additionally, on May 12, 2015, Chemours issued approximately $2,503 million aggregate principal of senior unsecured notes (the Notes) in a private placement. The 2023 notes (the 2023 Notes) with an aggregate principal amount of $1,350 million bear interest at a rate of 6.625% per annum and will mature on May 15, 2023 with all principal paid at maturity. The 2025 notes (the 2025 Notes) with an aggregate principal amount of $750 million bear interest at a rate of 7.000% per annum and will mature on May 15, 2025 with all principal paid at maturity. The 2023 euro notes (the Euro Notes) with an aggregate principal amount of €360 million bear interest at a rate of 6.125% per annum and will mature on May 15, 2023 with all principal paid at maturity. Interest on the Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2015. The Notes were offered in the U.S. to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act, and outside the U.S. to non-U.S. persons in reliance on Regulation S under the Securities Act. Chemours is required to register the Notes with the SEC within 465 days. If Chemours fails to do so, it would be required to pay additional interest at a rate of 0.25% for the first 90 days following a registration default and additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 0.50%, until the registration requirements are met. Application is also expected to be made to the Irish Stock Exchange for the approval of listing particulars in relation to the Euro Notes prior to the first anniversary of the issue date of the Euro Notes.
Each series of Notes is or will be fully and unconditionally guaranteed, jointly and severally, by Chemours’ existing and future domestic subsidiaries that guarantee (the Guarantors) the Senior Secured Credit Facilities or that guarantee other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $75 million (the Guarantees). The Notes are unsecured and unsubordinated obligations of Chemours. The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the Notes. The Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt. Chemours’ is obligated to offer to purchase the Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions. Chemours is permitted to redeem some or all of the 2023 Notes and Euro Notes by paying a “make-whole” premium prior to May 15, 2018. Chemours also may redeem some or all of the 2023 Notes and Euro Notes on or after May 15, 2018 and thereafter at specified redemption prices. Chemours also may redeem some or all of the 2025 Notes on or after May 15, 2020 at specified redemption prices.
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

In the third quarter of 2015, Chemours and its Revolving Credit Facility lenders entered into an amendment to the Revolving Credit Facility that strengthens Chemours' financial position by providing enhanced liquidity to implement the Transformation Plan. The amendment modified the consolidated EBITDA definition in the covenant calculation to include pro forma benefits of announced cost reduction initiatives. Further, in the first quarter of 2016, Chemours and its Revolving Credit Facility lenders entered into a second amendment to the Revolving Credit Facility that (a) replaced the total net leverage ratio financial covenant with a senior secured net leverage ratio; (b) reduced the minimum required levels of interest expense coverage ratio covenant; (c) increased the limits and time horizon for inclusion of pro forma benefits of announced cost reduction initiatives into consolidated EBITDA definition for the purposes of calculating financial covenants; and (d) reduced the revolver availability from $1.0 billion to $750 million. These changes provide further flexibility to Chemours to sustain a potentially prolonged downturn in the business and enhance its liquidity to implement the transformation plan.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 and to maintain a minimum interest coverage ratio of 1.75 to 1.00 until December 31, 2016. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default.
The Senior Secured Credit Facilities and the Notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours. Chemours was in compliance with its debt covenants as of December 31, 2015.
Maturities
There are no debt maturities in any of the next seven years, except, in accordance with the credit agreement, Chemours has required principal payments related to the Term Loan Facility of $15 million in each year from 2016 to 2020. Debt maturities related to the Term Loan Facility and the Notes in 2021 and beyond will be $3,913 million.
Supplier Financing
Chemours has entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under this program. At December 31, 2015, the payment instructions from Chemours were $171 million, of which certain suppliers have elected to be paid early in an aggregate amount of $161 million. The available capacity under this program can vary based on the number of investors participating in this program at any point of time.
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

The following table summarizes ongoing and expansion capital expenditures (which includes environmental capital expenditures), as well as expenditures related to our separation from DuPont, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Titanium Technologies	$255	$365	$290
Fluoroproducts	142	133	96
Chemical Solutions	117	106	52
Corporate & Other	5	—	—
Total Capital Expenditures [1]	$519	$604	$438

1 Includes separation-related capital expenditures of $66 million and $21 million for the years ended December 31, 2015 and 2014, respectively.
The decrease in our ongoing capital expenditures in 2015 compared with 2014 is due to lower spending in 2015 as we finish the expansion of our Altamira production facility. Capital expenditures as a percentage of our net sales were 9%, 9% and 6% for the years ended December 31, 2015, 2014 and 2013, respectively.
We expect our capital expenditures, excluding separation-related spending, to decline in 2016 and 2017 as we finish the expansion of our Altamira production facility, reaching a more normalized level of approximately $350 million per year beginning in 2017. For further detail related to our environmental capital expenditures, please see the Environmental Matters section of this MD&A.
Contractual Obligations
Information related to the Company's significant contractual obligations is summarized in the table below.

		Payments Due In
(Dollars in millions)	Total at December 31, 2015	2016	2017 - 2018	2019 - 2020	2021 and Beyond
Long-term debt obligations [1]	$3,988	$15	$30	$30	$3,913
Interest payments on long-term debt obligations [1]	1,702	223	444	442	593
Operating leases	346	84	135	89	38
Purchase obligations [2]
Raw material obligations	1,358	111	168	156	923
Utility obligations	119	26	35	18	40
Other	169	60	73	26	10
Total purchase obligations	1,646	197	276	200	973
Other liabilities
Workers’ compensation	38	6	17	7	8
Asset retirement obligations	42	1	4	—	37
Environmental remediation	290	67	89	62	72
Legal settlements	20	7	4	4	5
Employee separation costs	99	76	23	—	—
Other [3]	61	20	4	5	32
Total other liabilities	550	177	141	78	154
Total contractual obligations [4]	$8,232	$696	$1,026	$839	$5,671

1 To calculate payments due for principal and interest, we assumed that interest rates, foreign currency exchange rates, and outstanding borrowings under credit facilities were unchanged from December 31, 2015 through maturity.

2 Represents enforceable and legally binding agreements to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement.
3 Includes expected contributions and benefits payments in excess of plan assets to be made to fund our pension and other long-term employee benefit plans. Actual payments will depend on several factors, including investment performance and discount rates, and may also be affected by changes in applicable local requirements. See Note 21 to the Consolidated Financial Statements for additional information.
4 Due to uncertainty regarding the completion of tax audits and possible outcomes, we are unable to determine the timing of payments related to unrecognized tax benefits. See Note 8 to the Consolidated Financial Statements for additional information.
Off Balance Sheet Arrangements
Information with respect to Chemours' guarantees is included in Note 19 to the Consolidated Financial Statements. Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.
Recent Accounting Pronouncements
See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for a summary of recent accounting pronouncements.
Critical Accounting Policies and Estimates
Chemours' significant accounting policies are more fully described in Note 3 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company's operating results and financial condition.
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters, and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The Company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the applications of the Company's accounting policies which could have a material effect on the Company's financial position, liquidity or results of operations.
Goodwill
The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, in a business combination is recorded as goodwill. Goodwill is tested for impairment at least annually on October 1; however, impairment tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. Goodwill is evaluated for impairment at the reporting unit level.
Evaluating goodwill for impairment is a two-step process. In the first step, Chemours compares the carrying value of net assets to the fair value of the related operations. Chemours estimates the fair value of its reporting units using the income approach based on the present value of future cash flows. The factors considered in determining the cash flows include: 1) macroeconomic conditions; 2) industry and market considerations; 3) costs of raw materials, labor or other costs having a negative effect on earnings and cash flows; 4) overall financial performance; and 5) other relevant entity-specific events. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment.
As a result of the tests performed in 2015, there was no impairment of the Company's goodwill as the fair value substantially exceeded the carrying values for each reporting units tested, except for our Sulfur reporting unit in the Chemicals Solutions segment.
Goodwill of $25 million was allocated to our Sulfur reporting unit. We performed the two-step impairment test for the Sulfur reporting unit and determined that the implied fair value of its goodwill was lower than its carrying value, resulting in a full impairment of the reporting unit's goodwill. As a result, Chemours recorded a $25 million pre-tax impairment charge for goodwill during the year ended December 31, 2015 in the Chemicals Solutions segment. See Note 13 to the Consolidated Financial Statements for further discussions.
The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair value of our reporting units. Chemours believes that assumptions and rates used in the impairment assessment are reasonable. However, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. The Company will continue to evaluate goodwill on an annual basis as of October 1, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions or changes in management’s business strategy, indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates.
Valuation of Assets
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in Chemours’ valuation methodologies include revenue growth rates, operating margin estimates, royalty rates and discount rates. Although the estimates are deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.
Assessment of potential impairment of property, plant and equipment, other intangible assets and investments in affiliates is an integral part of Chemours’ normal ongoing review of operations. Chemours evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate that the carrying value may not be recoverable. For purposes of recognition or measurement of an impairment loss, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, Chemours considers factors such as revenue dependency, shared costs and the extent of vertical integration. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of asset or asset group are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.
Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which Chemours’ segments operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, Chemours continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with Chemours’ growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. During 2015, Chemours recorded a pre-tax asset impairment charge in the Chemical Solutions segment of $45 million to adjust the carrying value of its asset group to fair value. See Notes 6 and 12 to the Consolidated Financial Statements for additional details related to this charge.
Environmental Liabilities and Expenditures
Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Environmental liabilities and expenditures included in the Consolidated Financial Statements include claims for matters that are liabilities of DuPont and its subsidiaries, that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the Distribution. Accruals for environmental matters are recorded in cost of goods sold when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.
Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized and amortized.
Litigation
Chemours accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation liabilities and expenditures included in the Consolidated Financial Statements represent litigation matters that are liabilities of DuPont and its subsidiaries, that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the Distribution. Disputes between Chemours and DuPont may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours' results of operations. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are received.
Income Taxes
Prior to July 1, 2015, income taxes as presented herein attribute current and deferred income taxes of DuPont to Chemours’ stand-alone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by Accounting Standards Codification 740, Income Taxes (ASC 740), issued by the Financial Accounting Standards Board (FASB). Accordingly, Chemours’ income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the Consolidated Financial Statements of DuPont may not be included in the separate combined financial statements of Chemours. Similarly, the tax treatment of certain items reflected in the separate combined financial statements of Chemours may not be reflected in the Consolidated Financial Statements and tax returns of DuPont; therefore, such items as net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone financial statements that may or may not exist in DuPont’s Consolidated Financial Statements.
The taxable income (loss) of various Chemours entities, prior to July 1, 2015, was included in DuPont’s consolidated tax returns, where applicable, in jurisdictions around the world. As such, separate income tax returns were not prepared for many Chemours’ entities. Consequently, income taxes currently payable are deemed to have been remitted to DuPont, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from DuPont in the period that a refund could have been recognized by Chemours had Chemours been a separate taxpayer. As described in Note 2 to the Consolidated Financial Statements, the operations comprising Chemours are in various legal entities which have no direct ownership relationship. Consequently, no provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates. Unremitted earnings of subsidiaries outside the U.S. are considered to be reinvested indefinitely.
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of Chemours’ assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the ability to realize deferred tax assets, the Company relies on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.
The breadth of Chemours’ operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the taxes that Chemours will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than "more likely than not." It is Chemours’ policy to include accrued interest related to unrecognized tax benefits in other income, net and income tax related penalties to be included in the provision for income taxes.
Employee Benefits
Prior to separation, certain of Chemours' employees participated in defined benefit pension and other post-employment benefit plans (the Plans) sponsored by DuPont and accounted for by DuPont in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. Substantially all expenses related to these plans were allocated in shared entities and reported within costs of goods sold, selling, general and administrative expenses and research and development expense in the Consolidated Statements of Operations. Chemours considered all plans to be part of a multi-employer plan with DuPont prior to January 1, 2015.
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
The amounts recognized in the Consolidated Financial Statements related to pension and other long-term employee benefits plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates at which liabilities could have been settled, rate of increase in future compensation levels, and mortality rates. These assumptions are updated annually and are disclosed in Note 21 to the Consolidated Financial Statements. In accordance with U.S. GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized and obligations recorded in future periods.
Chemours generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2015, the weighted average discount rate was 2.39%.
Expected long-term rate of return on assets is determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension fund asset performance. The expected long-term rate of return is an assumption and not what is expected to be earned in any one particular year. The weighted-average long-term rate of return assumption used for determining net periodic pension expense for 2015 was 7.21%.
The estimated impact of a 50 basis point increase of the discount rate to the net periodic benefit cost for 2015 would result in an increase of $5 million, while the impact of a 50 basis point decrease of the discount rate would result in an increase of approximately $7 million. The estimated impact of a 50 basis point increase of the expected return on asset assumption on the net periodic benefit cost for 2015 would result in a decrease of approximately $6 million, while the impact of a 50 basis point decrease would result in an increase of $6 million.
Environmental Matters
Environmental Expenses
Environmental expenses charged to current operations include environmental operating costs and the increase in the remediation accrual, if any, during the period reported. As a result of its operations, Chemours incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring and obtaining permits. Chemours also incurs costs for environmental-related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. Management expects that such expenses in 2016 will be comparable to 2015 and, therefore, does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on Chemours’ financial position, liquidity or results of operations.
Remediation Accrual
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. Changes in the remediation accrual are summarized below.

(Dollars in millions)
Balance at December 31, 2013	$274
Remediation Payments	(38)
Increase in Remediation Accrual	59
Balance at December 31, 2014	295
Remediation Payments	(43)
Increase in Remediation accrual	38
Balance at December 31, 2015	$290
Chemours is also subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by

Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy as described in Note 3 to the Consolidated Financial Statements. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
As of December 31, 2015, Chemours, through DuPont, has been notified of potential liability under the CERCLA or similar state laws at about 174 sites around the U.S., including approximately 22 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 53 of these sites. In addition, at December 31, 2015, liability at approximately 66 sites, has been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in "de minimis buyouts" with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. The Company received notice of potential liability at two new sites through December 31, 2015. During 2014, Chemours received notice of three new sites.
At December 31, 2015, the Consolidated Balance Sheet included a liability of $290 million relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at December 31, 2015, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $611 million above the amount accrued at December 31, 2015. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual is $87 million at December 31, 2015 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 million, including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. However, management does not believe this would have a material adverse effect on Chemours’ combined financial position, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site ceased in the mid 1990’s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from 2 other areas of the lake near the shoreline. Chemours expects to spend about $50 million over the next two to three years, which is included in the remediation accrual at December 31, 2015, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan. The Company expects these activities to begin sometime on or after mid-2016; however initiation of this work in the field is dependent upon timing of agency approval of permits and implementation plans.
Environmental Capital Expenditures
As of December 31, 2015, Chemours spent approximately $27 million on environmental capital projects either required by law or necessary to meet Chemours’ internal environmental goals. Chemours currently estimates expenditures for environmental-related capital projects to be approximately $17 million in 2016, which is included in our estimate of overall capital expenditures discussed in the Liquidity and Capital Resources section of this MD&A. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of Chemours.
Climate Change
Chemours believes that climate change is an important global issue that presents risks and opportunities. Chemours continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy. Our new, low GWP products are anticipated to reduce greenhouse gas content of refrigerants by 90 million metric tons carbon dioxide equivalent in the U.S. and greater than 300 million metric tons worldwide by 2025.
We continue to monitor legislative and regulatory developments to control or limit greenhouse gas (GHG) emissions. Depending on the scope and content, changes could affect Chemours’ energy source and supply choices, as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also expected to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate.
Several of Chemours facilities in the EU are regulated under the EU Emissions Trading Scheme. In 2015, China announced a national cap and trade program to be implemented in 2017. Similarly, South Korea implemented its emission trading scheme on January 1, 2015. In the EU, U.S. and Japan, policy efforts to reduce the GHG emissions associated with gases used in refrigeration and air conditioning are creating market opportunities for new solutions to lower GHG emissions.
In May 2010, the EPA launched a phased-in scheme to regulate GHG emissions first from large stationary sources under the existing Clean Air Act permitting requirements administered by state and local authorities. As a result, large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. This type of GHG emissions regulation by the EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal program that incorporates policies that provide an economic balance that does not severely distort markets. In 2015, the EPA promulgated regulations for carbon dioxide emissions from new and reconstructed/modified Electric Generating Units (EGUs) and for carbon dioxide emissions from existing EGUs that would be based on individual state emission reduction programs. If these or similar regulations are enacted, they may affect the long term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. Chemours, as well as our suppliers and customers, could be in a competitive disadvantage by the added costs of complying with a variety of state-specific requirements.  However, the precise impact of these regulations is uncertain due to the anticipated legal challenges to this regulatory approach.
PFOA
See discussion under “PFOA” in Note 19 to the Consolidated Financial Statements.
Non-GAAP Financial Measures
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures, “Adjusted EBITDA”, “Adjusted Net Income” and "Free Cash Flow", in order to clarify and provide investors with a better understanding of the company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker (CODM).
Adjusted EBITDA is defined as income (loss) before taxes excluding the following:

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
Adjusted net income (loss) is defined as net (loss) income attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization, and certain (benefit from) provision for income taxes. Free Cash Flow is defined as cash provided by (used in) operating activities less cash used for purchases of property, plant and equipment as disclosed in the Consolidated Statements of Cash Flows.
We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provide in this annual report on Form 10-K, should be read in conjunction with the company’s financial statements and notes thereto included in this report.
The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income (loss) attributable to Chemours for the periods presented:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net (loss) income attributable to Chemours	$(90)	$400	$423
Non-operating pension and other postretirement employee benefit costs	(3)	22	114
Exchange losses (gains)	(19)	66	31
Restructuring charges	285	21	2
Asset impairments	73	—	—
Losses (gains) on sale of business or assets	9	(40)	—
Transaction, legal and other charges	17	—	—
Benefit from income taxes relating to reconciling items [1]	(129)	(16)	(53)
Adjusted Net Income	143	453	517
Net income attributable to noncontrolling interests	—	1	1
Interest expense	132	—	—
Depreciation and amortization	267	257	261
All remaining provision for income taxes [1]	31	165	205
Adjusted EBITDA	$573	$876	$984

Weighted average number of common shares outstanding - Basic [2]	180,993,623	180,966,833	180,966,833
Weighted average number of common shares outstanding - Diluted [2]	181,737,587	180,966,833	180,966,833
Adjusted earnings per common share, basic	$0.79	$2.50	$2.86
Adjusted earnings per common share, diluted	$0.79	$2.50	$2.86
(Loss) earnings per common share, basic	$(0.50)	$2.21	$2.34
(Loss) earnings per common share, diluted [3]	$(0.50)	$2.21	$2.34

[1]	Total of (benefit from) provision for income taxes reconciles to the amount reported in the consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013.

[2]
On July 1, 2015, DuPont distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. All earnings per common share amounts for the years ended December 31, 2014 and 2013 were calculated using the shares distributed on July 1, 2015.

[3]
Diluted earnings per share considers the impact of potentially dilutive shares except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in foreign currency exchange rates because of our global operations. As a result, we have assets, liabilities and cash flows denominated in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.
By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.
Foreign Currency Risks
Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact Chemours' earnings. In 2015, Chemours entered into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. For the year ended December 31, 2015, we had open foreign exchange forward contracts with an aggregate notional U.S. dollar equivalent of $288 million, the fair value of which amounted to less than $1 million of net unrealized gain.
Prior to 2015, Chemours participated in DuPont's foreign currency hedging program to reduce earnings volatility associated with remeasurement of foreign currency denominated net monetary assets. DuPont formally documented the hedge relationships, including identification of the hedging instruments and hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Realized gains and losses on derivative instruments of DuPont were allocated by DuPont to Chemours based on projected exposure. Chemours recognized its allocable share of the gains and losses on DuPont's derivative financial instruments in earnings when the forecasted purchases occurred for natural gas hedges and when the forecasted sales occurred for foreign currency hedges. The impact of Chemours' participation in the foreign currency hedging program was a gain of $4 million in 2014.
In July 2015, Chemours designated its €360 million Euro notes as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. dollar. Chemours uses the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in the Consolidated Balance Sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the Consolidated Statements of Operations. Chemours evaluates the effectiveness of its net investment hedge at the beginning of every quarter.
See Note 20 to the Consolidated Financial Statements for further information on derivative financial instruments.
Sensitivity Analysis
In a hypothetical adverse change in the market prices or rates that existed at December 31, 2015, a 10% increase in the U.S. dollar against our outstanding hedged contracts on foreign currencies, such as Chinese yuan, British pound, and Brazilian real, at the currency exchange rates as of December 31, 2015 would increase our net gain by approximately $3 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would decrease our net gain by approximately $4 million.
Chemours' risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 20 to the Consolidated Financial Statements for further information.
Concentration of Credit Risk
Chemours' sales are not dependent on any single customer. As of December 31, 2015 and December 31, 2014, no one individual customer balance represented more than five percent of Chemours' total outstanding receivables balance. Credit risk associated with Chemours' receivables balance is representative of the geographic, industry and customer diversity associated with Chemours'

global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2015 and December 31, 2014 was material.
Chemours also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.
Commodities Risk
A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with the changes in the business cycle. Chemours tries to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw material costs through timely price increases and formula price contracts to transfer or share commodity price risk. Chemours did not have any commodity derivative instruments in place as of December 31, 2015 or December 31, 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this Item are included herein, commencing on page F-1 of this Annual Report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.  CONTROLS AND PROCEDURES
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
As of December 31, 2015, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level referenced above.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Management Reporting on Internal Control over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for information concerning executive officers, which is included in Part I of this annual report under the caption "Executive Officers of the Registrant", the information about the Company’s directors required by this Item 10 is contained under the caption “Proposal 1 - Election of Directors” in the Company’s definitive proxy statement for its 2016 annual meeting of stockholders (2016 Proxy Statement) which the Company anticipates filing with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.
Information regarding the Company’s Audit Committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is contained in the 2016 Proxy Statement under the captions “Corporate Governance,” “Board Structure and Committee Composition” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is contained in the 2016 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 and not otherwise set forth below is contained in the 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Securities authorized for issuance under equity compensation plans as of December 31, 2015

(shares in thousands, except per share)
Plan Category	Number of securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights [2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [3]
Equity compensation plans approved by security holders	10,633	[1]	$14.66	11,773

1 Includes stock-settled time-vested and performance-based restricted stock units granted and stock units deferred under the company's Equity and Incentive Plan.
2 Represents the weighted-average exercise price of the outstanding stock options only; the outstanding stock-settled time-vested and performance-based restricted stock units and deferred stock units are not included in this calculation.
3 Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan approved by our former parent prior to separation while the Company was a wholly-owned subsidiary of DuPont (see Note 22 to Consolidated Financial Statements for further information). The maximum number of shares of stock reserved for the grant or settlement of awards under the plan shall be 13,500,000 plus the number of shares of stock of the converted DuPont awards. The aggregate number of shares of stock granted during any fiscal year to any single individual (other than with regard to converted DuPont awards) shall not exceed 3,000,000.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is contained in the 2016 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is contained in the 2016 Proxy Statement under the captions “Proposal 4 - Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee's Pre-Approval Policies and Procedures” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements

See the Index to the Consolidated Financial Statements on page F-1 of this report.

(a)(2) Financial Statement Schedules

See Schedule II listed below.
Schedule II - Valuation and Qualifying Accounts

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Accounts Receivable - Allowance for Doubtful Accounts
Balance at beginning of period	$4	$7	$6
Additions charged to expenses	1	1	2
Deductions from reserves [1]	—	(4)	(1)
Currency translation	(1)	—	—
Balance at end of period	$4	$4	$7
Deferred Tax Assets - Valuation Allowance
Balance at beginning of period	$36	$26	$19
Net charges to income tax expense	—	10	7
Release of valuation allowance [2]	(36)	—	—
Balance at end of period	$—	$36	$26

1 Bad debt write-offs were less than $1 for the year ended December 31, 2015.
2 Release of valuation allowance during 2015 was primarily related to the tax attributes retained by DuPont pursuant to the tax matters agreement.

(a)(3) Exhibits

See the Exhibit List beginning on page 61 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The CHEMOURS COMPANY
(Registrant)

Date:	February 25, 2016

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark P. Vergnano	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2016
Mark P. Vergnano

/s/ Mark E. Newman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016
Mark E. Newman

/s/ Amy P. Trojanowski	Vice President and Controller (Principal Accounting Officer)	February 25, 2016
Amy P. Trojanowski

/s/ Richard H. Brown	Chairman of the Board	February 25, 2016
Richard H. Brown

/s/ Curtis V. Anastasio	Director	February 25, 2016
Curtis V. Anastasio

/s/ Bradley J. Bell	Director	February 25, 2016
Bradley J. Bell

/s/ Mary B. Cranston	Director	February 25, 2016
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 25, 2016
Curtis J. Crawford

/s/ Dawn L. Farrell	Director	February 25, 2016
Dawn L. Farrell

/s/ Stephen D. Newlin	Director	February 25, 2016
Stephen D. Newlin

EXHIBIT INDEX

Exhibit Number	Description

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

10.14(1)
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

10.14(3)
Amendment No. 2 to the Credit Agreement dated February 19, 2016 by and among The Chemours Company, the lenders and issuing banks thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Item 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 23, 2016).

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

Exhibit Number	Description

10.25*
Form of Performance-Based Restricted Stock Unit Terms for August 2015 (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

10.26*	Form of Performance Share Unit Award Terms under the Company’s Equity Incentive Plan.

10.27*	Form of Cash Performance Award Terms under the Company’s Equity Incentive Plan.

10.28*	Form of Indemnification Agreement for officers and directors.

10.30
Letter Agreement dated January 28, 2016 by and between The Chemours Company and E. I. du Pont de Nemours and Company (incorporated by reference to Item 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 23, 2016).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

The Chemours Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Chemours Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The Chemours Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2016

The Chemours Company
Consolidated Statements of Operations
(Dollars in millions, except per share)

	Year Ended December 31,
	2015	2014		2013
Net sales	$5,717	$6,432		$6,859
Cost of goods sold	4,762	5,072		5,395
Gross profit	955	1,360		1,464
Selling, general and administrative expense	632	685		768
Research and development expense	97	143		164
Employee separation and asset related charges, net	333	21		2
Goodwill impairment	25	—		—
Total expenses	1,087	849		934
Equity in earnings of affiliates	22	20		22
Interest expense, net	(132)	—		—
Other income, net	54	19		24
(Loss) income before income taxes	(188)	550		576
(Benefit from) provision for income taxes	(98)	149		152
Net (loss) income	(90)	401		424
Less: Net income attributable to noncontrolling interests	—	1		1
Net (loss) income attributable to Chemours	$(90)	$400		$423

Per share data
Basic (loss) earnings per share of common stock	$(0.50)	$2.21	[1]	$2.34	[1]
Diluted (loss) earnings per share of common stock	$(0.50)	$2.21	[1]	$2.34	[1]
Dividends per share of common stock	$0.58	N/A		N/A

1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. Basic and diluted (loss) earnings per common share for the years ended December 31, 2014 and 2013 were calculated using the shares distributed on July 1, 2015. Refer to Note 9 for information regarding the calculation of basic and diluted earnings per share.

See accompanying notes to the consolidated financial statements.

The Chemours Company
Consolidated Statements of Comprehensive (Loss) Income
(Dollars in millions)

	Year Ended December 31,
	2015			2014			2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net (loss) income	$(188)	$98	$(90)	$550	$(149)	$401	$576	$(152)	$424
Other comprehensive (loss) income:
Unrealized gain on net investment hedge	8	—	8	—	—	—	—	—	—
Cumulative translation adjustments	(304)	—	(304)	—	—	—	—	—	—
Defined benefit plans, net:
Net loss	(11)	1	(10)	—	—	—	—	—	—
Prior service credit	24	(4)	20	—	—	—	—	—	—
Effect of foreign exchange rates	33	(8)	25	—	—	—	—	—	—
Reclassifications to net income [1]:							—	—	—
Amortization of prior service cost	4	—	4	—	—	—	—	—	—
Amortization of loss	16	(3)	13	—	—	—	—	—	—
Defined benefit plans, net	66	(14)	52	—	—	—	—	—	—
Other comprehensive loss	(230)	(14)	(244)	—	—	—	—	—	—
Comprehensive (loss) income	(418)	84	(334)	550	(149)	401	576	(152)	424
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	1	—	1	1	—	1
Comprehensive (loss) income attributable to Chemours	$(418)	$84	$(334)	$549	$(149)	$400	$575	$(152)	$423

1 These other comprehensive income (loss) components are included in the computation of net periodic benefit costs. Refer to Note 21 for further information.

See accompanying notes to the consolidated financial statements.

The Chemours Company
Consolidated Balance Sheets
(Dollars in millions, except per share amount)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$366	$—
Accounts and notes receivable - trade, net	859	846
Inventories	972	1,052
Prepaid expenses and other	104	43
Total current assets	2,301	1,941
Property, plant and equipment	9,015	9,282
Less: Accumulated depreciation	(5,838)	(5,974)
Net property, plant and equipment	3,177	3,308
Goodwill	166	198
Other intangible assets, net	10	11
Investments in affiliates	136	124
Other assets	508	377
Total assets	$6,298	$5,959
Liabilities and equity
Current liabilities:
Accounts payable	$973	$1,046
Short-term borrowings and current maturities of long-term debt	39	—
Other accrued liabilities	454	352
Total current liabilities	1,466	1,398
Long-term debt	3,915	—
Other liabilities	553	464
Deferred income taxes	234	424
Total liabilities	6,168	2,286
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 181,069,751 shares issued and outstanding as of December 31, 2015)	2	—
Additional paid-in capital	775	—
DuPont Company Net Investment, prior to separation	—	3,650
Accumulated deficit	(115)	—
Accumulated other comprehensive (loss) income	(536)	19
Total Chemours stockholders' equity	126	3,669
Noncontrolling interests	4	4
Total equity	130	3,673
Total liabilities and equity	$6,298	$5,959

See accompanying notes to the consolidated financial statements.

The Chemours Company
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2015, 2014 and 2013
(Dollars in millions)

	Common Stock		DuPont Company Net Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2012	—	$—	$3,146	$—	$19	$2	$—	$3,167
Net income	—	—	423	—	—	1	—	424
Net transfers from DuPont	—	—	(374)	—	—	—	—	(374)
Balance at December 31, 2013	—	—	3,195	—	19	3	—	3,217
Net income	—	—	400	—	—	1	—	401
Net transfers from DuPont	—	—	55	—	—	—	—	55
Balance at December 31, 2014	—	—	3,650	—	19	4	—	3,673
Net income	—	—	25	—	—	—	(115)	(90)
Other comprehensive loss	—	—	—	—	(244)	—	—	(244)
Issuance of Common Stock at separation	180,966,833	2	—	(2)	—	—	—	—
Common Stock issued - compensation plans	102,918	—	—	—	—	—	—	—
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	—	—	268	—	(311)	—	—	(43)
Dividends declared	—	—	(100)	(5)	—	—	—	(105)
Non-cash debt exchange	—	—	(507)	—	—	—	—	(507)
Cash provided at separation by DuPont	—	—	247	—	—	—	—	247
Net transfers from DuPont, net of elimination of predecessor balances	—	—	(3,583)	769	—	—		(2,814)
Stock-based compensation expense	—	—	—	13	—	—	—	13
Balance at December 31, 2015	181,069,751	$2	$—	$775	$(536)	$4	$(115)	$130

See accompanying notes to the consolidated financial statements.

The Chemours Company
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net (loss) income	$(90)	$401	$424
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	267	257	261
Amortization of deferred financing costs and issuance discount	8	—	—
Other operating charges and credits, net	7	18	13
Loss (gain) on sale of assets and businesses	9	(40)	(7)
Equity in earnings of affiliates, net of dividends received of $23, $19 and $19	—	1	(1)
Deferred tax benefit	(198)	(22)	(14)
Asset related charges	206	—	—
(Increase) decrease in operating assets:
Accounts and notes receivable - trade, net	(64)	4	(37)
Inventories and other operating assets	19	(29)	(75)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	18	(85)	234
Cash provided by operating activities	182	505	798
Investing activities
Purchases of property, plant and equipment	(519)	(604)	(438)
Proceeds from sales of assets, net	12	32	14
Foreign exchange contract settlements	42	—	—
Investment in affiliates	(32)	(8)	—
Other investing activities	—	20	—
Cash used for investing activities	(497)	(560)	(424)
Financing activities
Proceeds from issuance of debt, net	3,491	—	—
Debt repayments	(10)	—	—
Dividends paid	(105)	—	—
Debt issuance costs	(79)	—	—
Cash provided at separation by DuPont	247	—	—
Net transfers (to) from DuPont	(2,857)	55	(374)
Cash provided by (used for) financing activities	687	55	(374)
Effect of exchange rate changes on cash	(6)	—	—
Increase in cash	366	—	—
Cash at beginning of year	—	—
Cash at end of year	$366	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of amounts capitalized	$103	$—	$—
Income taxes, net of refunds	$53	$—	$—
Non-cash change in property, plant and equipment included in accounts payable	$45	$(11)	$—

See accompanying notes to the consolidated financial statements.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1. Background and Description of the Business
The Chemours Company (Chemours or the Company) delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide, sulfuric acid and aniline. Chemours consists of three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions.
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom, and France. As of December 31, 2015, Chemours consists of 35 production facilities globally, five dedicated to Titanium Technologies, 16 dedicated to Fluoroproducts, 13 dedicated to Chemical Solutions and one that supports multiple Chemours segments.
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
Note 2. Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. Certain reclassifications of prior year's data have been made to conform to the current presentation, primarily relating to the adoption of Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes" (see recent accounting pronouncements in Note 3 for further information). Unless otherwise stated, references to years relate to Chemours' fiscal years. The notes that follow are an integral part of the Consolidated Financial Statements.
Chemours did not operate as a separate, stand-alone entity for the full period covered by Consolidated Financial Statements. Prior to our spin-off on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the accompanying Consolidated Financial Statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. Prior to January 1, 2015, aside from a Japanese entity that is a dual-resident for U.S. federal income tax purposes, there was no direct ownership relationship among all the other various legal entities comprising Chemours. Prior to July 1, 2015, DuPont and its subsidiaries’ net investments in these operations is shown in lieu of Stockholder’s Equity in the Consolidated Financial Statements. The Consolidated Financial Statements include the historical operations, assets and liabilities of the legal entities that are considered to comprise the Chemours business, including certain environmental remediation and litigation obligations of DuPont and its subsidiaries that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the spin-off.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

All of the allocations and estimates in the Consolidated Financial Statements prior to July 1, 2015 are based on assumptions that management believes are reasonable. However, the Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of Chemours in the future or if Chemours had been a separate, stand-alone entity during the periods presented.
The net transfers from DuPont on the Consolidated Statements of Stockholder's Equity include a non-cash contribution from DuPont of $109 for the year ended December 31, 2015. This non-cash contribution occurred during physical separation activities at shared production facilities in the U.S. prior to the spin-off and certain assets identified at separation. It was determined that assets previously managed by other DuPont businesses would be transferred to and managed by Chemours.
Note 3. Summary of Significant Accounting Policies
These Consolidated Financial Statements have been prepared in accordance with GAAP. The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.
Preparation of Financial Statements
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses, including allocations of costs as discussed above, during the reporting period. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
Principles of Consolidation and Combination
The Consolidated Financial Statements include the accounts Chemours and its subsidiaries, and entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company's ownership is less than 100%, the outside shareholders' interests are shown as noncontrolling interests. Investments in companies in which Chemours, directly or indirectly, owns 20% to 50% of the voting stock and has the ability to exercise significant influence over operating and financial policies of the investee are accounting for using the equity method of accounting. As a result, Chemours' share of the earnings or losses of such equity affiliates is included in the accompanying Consolidated Statements of Operations and our share of these companies' stockholders' equity is included in the accompanying Consolidated Balance Sheets.
The financial statements for the periods prior to our spin-off on July 1, 2015 include the combined assets, liabilities, revenues, and expenses of Chemours. We eliminated all intercompany accounts and transactions in the preparation of the accompanying Consolidated and Combined Financial Statements.
Revenue Recognition
Revenue is recognized when the earnings process is complete. Revenue for product sales is recognized when products are shipped to the customer in accordance with the terms of the agreement, when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Revenue associated with advance payments are recorded as deferred revenue and are recognized as shipments are made and title, ownership and risk of loss pass to the customer. Accruals are made for sales returns and other allowances based on historical experience. Cash sales incentives are accounted for as a reduction in sales and noncash sales incentives are recorded as a charge to cost of goods sold at the time the revenue or selling expense, depending on the nature of the incentive, is recorded. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by Chemours for the delivery of goods are classified as cost of goods sold in the Consolidated Statements of Operations. Taxes on revenue-producing transactions are excluded from net sales. Licensing and royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.
Cash and Cash Equivalents
Cash and cash equivalents generally include cash, time deposits or highly liquid investments with original maturities of three months or less.
Prior to the spin-off, Chemours participated in DuPont’s centralized cash management and financing programs (see Note 4 for additional information).

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Receivables and Allowance for Doubtful Accounts
Receivables are recognized net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects the best estimate of losses inherent in Chemours’ accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines that they are uncollectible.
Inventories
Chemours’ inventories are valued at the lower of cost or market. Inventories held at substantially all U.S. locations are valued using the last-in, first-out (LIFO) method. Inventories held outside the U.S. are determined by the average cost method. Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower; cost is generally determined by the average cost method. Approximately 61% and 52% of inventory is on a LIFO basis as of December 31, 2015 and 2014, respectively. The remainder is accounted for using the average cost method.
Property, Plant and Equipment
Property, plant and equipment is carried at cost and is depreciated using the straight-line method. Property, plant and equipment placed in service prior to 1995 is depreciated under the sum-of-the-years’ digits method or other substantially similar methods. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over five to seven years. When assets are surrendered, retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the balance sheet and included in determining gain or loss on such disposals.
Repair and maintenance costs that materially add to the value of the asset or prolong its useful life are capitalized and depreciated based on the extension to the useful life. Capitalized repair and maintenance costs are recorded on the Consolidated Balance Sheets in other assets.
Direct Financing Type Leases
Certain of Chemours’ facilities are located on land owned by third parties. The plant and equipment built on this land is constructed by, owned, and operated by Chemours for the exclusive benefit of the third party landlord. The useful lives of the equipment are generally shorter than the lease term, or there exists a purchase option for the third party to acquire the equipment at the end of the lease term. Based on an analysis of the underlying agreements, management has determined that these agreements and property represent a direct financing type lease, whereby Chemours is the lessor of its equipment to the third party landlords. As such, the related plant and equipment are reported as leases receivable. The current portion is included in accounts and notes receivable - trade, net (see Note 10) and the non-current portion is included in other assets (see Note 14) in the Consolidated Balance Sheets. The equipment has zero net book value within property, plant and equipment.
Goodwill and Other Intangible Assets
The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. Goodwill is tested for impairment annually on October 1; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. Goodwill is evaluated for impairment at the reporting unit level.
Evaluating goodwill for impairment is a two-step process. In the first step, Chemours compares the carrying value of net assets to the fair value of the related operations. Chemours’ methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The factors considered in determining the cash flows include: 1) macroeconomic conditions; 2) industry and market considerations; 3) costs of raw materials, labor or other costs having a negative effect on earnings and cash flows; 4) overall financial performance; and 5) other relevant entity-specific events. If the fair value is determined to be less than the carrying value, a second step is performed to compute the amount of the impairment.
Definite-lived intangible assets, such as purchased and licensed technology, patents, trademarks, and customer lists are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Impairment of Long-Lived Assets
Chemours evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. For purposes of recognition or measurement of an impairment loss, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, Chemours considers factors such as revenue dependency, shared costs and the extent of vertical integration.
The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of an asset or asset group are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.
Research and Development
Research and development costs are expensed as incurred. Research and development expenses include costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products and regulatory approval of new and existing products.
Environmental Liabilities and Expenditures
Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Environmental liabilities and expenditures included in the Consolidated Financial Statements include claims for matters that are liabilities of DuPont and its subsidiaries, that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the spin-off. Accruals for environmental matters are recorded in cost of goods sold when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.
Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.
Asset Retirement Obligations
Chemours records asset retirement obligations at fair value at the time the liability is incurred. Fair value is measured using expected future cash outflows discounted at Chemours’ credit-adjusted risk-free interest rate, which are considered level 3 inputs. Accretion expense is recognized as an operating expense classified within cost of goods sold on the Consolidated Income Statements using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from two to 25 years.
Litigation
Chemours accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation liabilities and expenditures included in the Consolidated Financial Statements represent litigation matters that are liabilities of DuPont and its subsidiaries, that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the spin-off. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are received.
Insurance
Chemours insures certain risks where permitted by law or regulation, including workers' compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. For other risks, the Company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Prior to the spin-off, Chemours was a participant in DuPont’s self-insurance program where permitted by law or regulation, including workers’ compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, and other actuarial assumptions. For other risks, a combination of insurance and self-insurance is used, reflecting comprehensive reviews of relevant risks. The annual cost was allocated to all of the participating businesses using methodologies deemed reasonable by management. All obligations pursuant to these plans have historically been obligations of DuPont. As such, these obligations were not included in the Consolidated Balance Sheets, with the exception of self-insurance liabilities related to workers compensation, vehicle liability and employee related benefits.
Defined Benefit Plans
We have defined benefit plans covering certain of our employees outside the U.S., which are generally required by local regulations. The benefits, which primarily relate to pension, are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods.
Stock-based Compensation
Chemours' stock-based compensation consists of stock options and restricted stock units (RSUs) to employees and non-employee directors. Stock options are measured at fair value on the grant date or date of modification, as applicable. We recognize compensation expense on a straight-line basis over the requisite service period. The number of awards ultimately expected to vest is determined by use of an estimated forfeiture rate. The estimated forfeiture rate is based on historical data for the employee group awarded options and expected employee turnover rates, which management reevaluates each period.
Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of Chemours’ assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Chemours recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is included in other income, net in our Consolidated Statements of Operations. Income tax related penalties are included in the provision for income taxes.
Chemours does not provide for income taxes on undistributed earnings of all foreign subsidiaries that are intended to be indefinitely reinvested.
Prior to separation on July 1, 2015, income taxes presented attributed current and deferred income taxes of DuPont to Chemours’ stand-alone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by ASC 740, Income Taxes (ASC 740). Accordingly, Chemours’ income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise.
Foreign Currency Translation
Chemours identifies its separate and distinct foreign entities and groups them into two categories: (1) extensions of the parent (U.S. dollar functional currency) and (2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency. Chemours changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.
During the periods covered by the Consolidated Financial Statements, part of the Chemours business operated within foreign entities. For foreign entities where the U.S. dollar is the functional currency, all foreign currency-denominated asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories; prepaid expenses; property, plant

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

and equipment; goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency-denominated income and expenses are remeasured at average exchange rates in effect during the period, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income, net in the period in which they occur.
For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollars at end-of-period exchange rates and the resulting translation adjustments are reported as a component of accumulated other comprehensive (loss) income in equity. Assets and liabilities denominated in other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars and the resulting exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.
Beginning in 2015, when the Chemours operations were legally and operationally separated within DuPont in anticipation of the spin-off, certain of Chemours foreign entities set their local currency as the functional currency.
Derivatives
Chemours enters into forward currency exchange contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring net monetary assets that Chemours holds which are denominated in non-functional currencies. Chemours does not hold or issue financial instruments for speculative or trading purposes. The derivative assets and liabilities are reported on a gross basis in the Consolidated Balance Sheets. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the Consolidated Statements of Operations during the period in which they occurred. Please refer to Note 20 for additional information.
Fair Value Measurement
Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Chemours uses the following valuation techniques to measure fair value for its assets and liabilities:
(a) Level 1—Quoted market prices in active markets for identical assets and liabilities;
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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes", to simplify the presentation of deferred income taxes and require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company retroactively adopted this change effective in 2015 and as such the 2014 Consolidated Balance Sheet reflects the reclassifications affecting total current assets, total assets, total current liabilities and total liabilities . The reclassifications did not have a significant impact on Chemours' financial position and had no impact on its results of operations or cash flows. See Note 8 for additional information.
In June 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330), Simplifying the Measurement of Inventory," which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Currently, the inventory standard requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost,

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

net realizable value, or net realizable value less an approximately normal profit margin. The amendment does not apply to inventory that is measured using LIFO or the retail inventory method but applies to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. Chemours is currently evaluating the impact of adopting this guidance.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share or its Equivalent." This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. Chemours adopted this guidance effective January 1, 2016. The adoption is not expected to have a significant impact on our financial position and results of operations.
In April 2015, the FASB issued ASU No. 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. Chemours adopted this guidance effective January 1, 2016. The adoption is not expected to have a significant impact on our financial position and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30),” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted, including adoption in an interim period. Chemours adopted this guidance for the quarter ending June 30, 2015. The adoption of this standard had no impact on Chemours’ results of operations or cash flows. Due to the accounting change described above, Chemours recorded debt issuance costs incurred for the issuance of its senior secured term loans and senior unsecured notes as a reduction of the liability on the Consolidated Balance Sheets. See Note 18 for additional information.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendment is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Chemours adopted this guidance effective January 1, 2016. The adoption is not expected to have a significant impact on our financial position and results of operations.
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

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.
Note 4. Relationship with DuPont and Related Entities
Prior to the spin-off, Chemours was managed and operated in the normal course of business with other affiliates of DuPont. Accordingly, certain shared costs were allocated to Chemours and reflected as expenses in the stand-alone Consolidated Financial Statements. Management of DuPont and Chemours considered the allocation methodologies used to be reasonable and appropriate reflections of the historical DuPont expenses attributable to Chemours for purposes of the stand-alone financial statements. The expenses reflected in the Consolidated Financial Statements may not be indicative of expenses that will be incurred by Chemours in the future.
Subsequent to July 1, 2015, DuPont was no longer a related party of Chemours. Chemours' ongoing relationship with DuPont is governed by a separation agreement and other agreements with DuPont related to the spin-off, including an employee matters agreement, a tax matters agreement, a transition services agreement and an intellectual property cross-license agreement. These agreements provided for the allocation of various assets, liabilities, rights and obligations, and include arrangements for transition services to be provided by DuPont to Chemours.
(a) Related Party Sales
Prior to the spin-off, including certain periods covered by the Consolidated Financial Statements, Chemours sold finished goods to DuPont and its non-Chemours businesses.
Related party sales to DuPont include the following amounts:

Selling Segment	Year Ended December 31,
	2015		2014	2013
Titanium Technologies	$2	[1]	$—	$6
Fluoroproducts	34	[1]	45	37
Chemical Solutions	21	[1]	65	78
Total	$57		$110	$121

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
The allocated leveraged functional service expenses and general corporate expenses included in the Consolidated Statements of Operations were $238 (through June 30, 2015), $492 and $519 for the years ended December 31, 2015, 2014 and 2013, respectively. Allocated leveraged functional service expenses and general corporate expenses were recorded in the Consolidated Statements of Operations within the following captions:

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Year Ended December 31,
	2015		2014	2013
Selling, general and administrative expense	$205	[1]	$411	$436
Research and development expense	10	[1]	49	50
Cost of goods sold	23	[1]	32	33
Total	$238		$492	$519

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
The separation agreements set forth a process to true-up cash and working capital transferred to us from DuPont at separation.  In January 2016, Chemours and DuPont entered into an agreement, contingent upon the credit agreement amendment (described in Note 18), which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements.  As a result, Chemours was not required to make any payments to DuPont, nor did DuPont make any payments to Chemours.  In addition, the agreement set forth an advance payment of approximately $190, which was paid to Chemours in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over the next twelve to fifteen months under existing agreements with Chemours.
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
Note 5. Research and Development Expense
Research and development expense directly incurred by Chemours was $87, $94 and $114 for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development expense also includes $10, $49 and $50 for the years ended December 31, 2015, 2014 and 2013, respectively, which represents an assignment of costs associated primarily with DuPont’s Corporate Central Research and Development long-term research activities. This assignment was based on the cost of research projects for which Chemours was determined to be the sponsor or co-sponsor. All research services provided by DuPont’s Central Research and Development to Chemours were specifically requested by Chemours, covered by service-level agreements and billed based on usage. DuPont research and development services were no longer used after the separation on July 1, 2015.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6. Employee Separation and Asset Related Charges, Net
For the years ended December 31, 2015, 2014 and 2013, Chemours recorded charges for employee separation and asset related charges as follows:

	Year Ended December 31,
	2015	2014	2013
Employee Separation Charges	$137	$18	$2
Asset Related Charges - Restructuring	133	3	—
Asset Related Charges - Impairment [1]	48	—	—
Decommissioning and other charges - Restructuring	15	—	—
Total	$333	$21	$2

1 See Note 12 for further information.
Transformation Plan
During the third quarter of 2015, Chemours announced a plan to transform the Company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization (the "Transformation Plan"). Through a combination of higher free cash flow from operations, lower capital spending, and potential proceeds from asset sales, the Company anticipates reducing its leverage ratio (net debt to Adjusted EBITDA (see Note 23 for definition)). Key actions initiated under the Transformation Plan since the separation included Titanium Technologies plant and production line closures, Fluoroproduct line closures, Reactive Metals Solutions (RMS) plant closure and other cost reduction initiatives including global workforce reduction.
Titanium Technologies Plant Closures: In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing site located in the U.S. The Edge Moor plant produced TiO2 product for use in the paper industry and other applications where demand has steadily declined, resulting in underused capacity at the plant. In addition, the Company permanently shut down one underused TiO2 production line at its New Johnsonville, Tennessee plant. The Company stopped production at Edge Moor in September 2015 and immediately began decommissioning the plant. The Company expects to complete decommissioning activities in first quarter of 2016 and will begin dismantling thereafter. Dismantling and removal activities are expected to be completed in early 2017.
As a result, the Company recorded charges of approximately $140, which consisted of employee separation costs of $11, property, plant and equipment and other asset impairment charges of $115, and decommission costs and other charges of $14. The Company also expects to incur additional charges of approximately $50 for decommissioning, dismantling and removal costs through early 2017, which will be expensed as incurred.
Fluoroproducts Restructuring: Also, in August 2015, in an effort to improve the profitability of the Fluoroproducts segment, management approved the shutdown of certain production lines of the segment’s manufacturing facilities in the U.S.  As a result, the Company recorded restructuring charges of approximately $21, which consist of property, plant and equipment accelerated depreciation of $18, employee separation costs of $2, and decommissioning and other costs of $1. The Company expects to incur additional charges of approximately $5 for decommissioning, dismantling and removal costs during 2016, which will be expensed as incurred.
RMS Closure: Also during the fourth quarter of 2015, the Company announced the completion of the strategic review of its RMS business and the decision to stop production at the Niagara Falls, New York site by the end of December 2016. The Niagara Falls plant has approximately 200 employees and contractors that will be impacted by this action. In the fourth quarter of 2015, the Company recorded approximately $12 of employee separation costs. Additional restructuring charges of approximately $15 for contract termination, decommissioning and site redevelopment are expected to be incurred in 2016 through 2018. Impairment of RMS related assets were recorded in the third quarter of 2015 (see Note 12 for further information).

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Global Restructuring Programs
In November 2015, Chemours announced an additional global workforce reduction of approximately 430 positions. This action is part of ongoing efforts to streamline and simplify the structure of the organization worldwide and to reduce costs. As a result of these actions, the Company recorded approximately $48 of employee separation costs during the fourth quarter of 2015. The headcount reduction is expected to be completed in 2016 and related payments are expected to be substantially complete in 2017.
In June 2015, in light of continued weakness in the global titanium dioxide market cycle and continued foreign currency impacts due to the strengthening of the U.S. dollar, Chemours implemented a restructuring plan to reduce and simplify its cost structure. This plan resulted in a global workforce reduction of more than 430 positions. As a result, we recorded a pre-tax charge of $64 for employee separation costs in the year ended December 31, 2015. The actions associated with this charge and all related payments are expected to be substantially complete by the end of 2016.
In 2014, Chemours implemented a restructuring plan to increase productivity and recorded a pre-tax charge of $19 related to this initiative. The charge consisted of $16 related to employee separation costs and $3 for asset shut-down costs. The actions associated with this charge and all related payments are substantially complete as of December 31, 2015.
The charges related to our programs and impairments impacted segment earnings for the years ended December 31, 2015 and 2014 as follows:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Year ended December 31, 2015
Titanium Technologies plant closures	$140	$—	$—	$140
Fluoroproducts restructuring and other asset impairment	—	24	—	24
RMS plant closure	—	—	57	57
2015 Restructuring	33	54	25	112	[1]
	$173	$78	$82	$333
Year ended December 31, 2014
2014 Restructuring	$3	$16	$—	$19

1 Includes approximately $24 related to corporate overhead functions that was allocated to our segments.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following table shows the change in our significant liability account balances.

	Titanium Technologies Site Closures	Chemical Solutions Site Closures	2015 Restructuring	2014 Restructuring	Total
Balance as of December 31, 2013	$—	$—	$—	$—	$—
Charges to income for the year ended December 31, 2014	—	—	—	16	16
Charges to liability accounts:
Payments	—	—	—	(2)	(2)
Net currency translation adjustment	—	—	—	(2)	(2)
Balance as of December 31, 2014	—	—	—	12	12
Charges to income for the year ended December 31, 2015	11	12	112	—	135
Charges to liability accounts:
Payments	—	—	(39)	(11)	(50)
Net currency translation adjustment [1]	—	—	—	—	—
Balance as of December 31, 2015	$11	$12	$73	$1	$97

1 Net currency translation adjustment for the year ended December 31, 2015 was less than $1.
Note 7. Other Income, Net

	Year Ended December 31,
	2015	2014	2013
Leasing, contract services and miscellaneous income	$25	$17	$24
Royalty income [1]	19	28	24
Gain on purchase of equity method investment	—	—	7
(Loss) gain on sale of assets and businesses [2]	(9)	40	—
Exchange gains (losses), net [3]	19	(66)	(31)
Total other income, net	$54	$19	$24

1 Royalty income is primarily for technology and trademark licensing.
2 In 2015, the Company sold its subsidiary in Sweden for proceeds of $4 that resulted in a loss on sale of $9 in the Fluoroproducts segment. In 2014, the gain of $40 includes gains on sales of businesses of $30 and $4 in the Fluoroproducts and Titanium Technologies segments, respectively. The remaining $6 related to gain on other sale of assets in the Fluoroproducts segment.
3 Chemours uses foreign currency forward contracts to offset its net exposure, by currency, related to its non-functional currency-denominated monetary assets and liabilities. See Note 20 for further information. The pre-tax exchange gains are recorded in other income, net and the related tax impact is recorded in provision for income taxes in the Consolidated Statements of Operations. The $19 net exchange gain for the year ended December 31, 2015 includes a gain on derivatives of $42, partially offset by a $23 pre-tax exchange loss on non-functional monetary assets and liabilities as a result of the strengthening of the U.S. dollar against the Mexican peso, Euro, Thai baht, Chinese yuan and other currencies. Exchange losses in 2014 and 2013, respectively, were primarily driven by the strengthening of the U.S. Dollar versus the Swiss franc and the Euro in 2014, and a strengthening of the U.S. dollar versus the Venezuelan bolivar and the Brazilian real in 2013.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8. Income Taxes

	Year Ended December 31,
(Dollars in millions)	2015		2014	2013
Current tax expense:
U.S. federal	$37	[1]	$85	$67
U.S. state and local	1	[1]	13	11
International	62		73	88
Total current tax expense	100		171	166
Deferred tax (benefit) expense:
U.S. federal	(187)		(20)	(4)
U.S. state and local	(14)		(3)	(2)
International	3		1	(8)
Total deferred tax benefit	(198)		(22)	(14)
Total (benefit from) provision for income taxes	$(98)		$149	$152

1 Recorded pursuant to the tax matters agreement.
The significant components of deferred tax assets and liabilities are as follows:

(Dollars in millions)	December 31, 2015	December 31, 2014
Deferred tax assets-noncurrent:
Other assets and other accrued liabilities	$257	$188
Tax loss carryforwards	124	36
Total deferred tax assets-noncurrent	381	224
Valuation allowance	—	(36)
Total deferred tax assets, net	381	188

Deferred tax liabilities-noncurrent:
Goodwill and other intangibles	—	(2)
Accrued expenses and other liabilities	(7)	(34)
Property, plant and equipment	(530)	(533)
Inventories and other assets	(31)	(33)
Total deferred tax liabilities-noncurrent	(568)	(602)
Net deferred tax liability	$(187)	$(414)

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

An analysis of the Company's effective tax rate is as follows:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	1.0%	1.0%
Benefit from (lower effective tax rate) on international operations-net	12.0%	(9.6)%	(10.2)%
Valuation allowance	—%	2.0%	1.2%
Exchange (gains) losses	0.5%	2.7%	2.3%
Depletion	3.4%	(3.9)%	(4.1)%
Goodwill	(3.2)%	—%	—%
Section 199 deduction	—%	(0.7)%	(0.8)%
Other, net	(0.5)%	0.6%	2.0%
Total effective tax rate	52.3%	27.1%	26.4%
(Loss) income before income taxes for U.S. and international operations was:

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
U.S. (including exports)	$(492)	$244	$224
International	304	306	352
Total pre-tax (loss) income	$(188)	$550	$576
Chemours recorded a tax benefit of $98 for the year ended December 31, 2015 and provisions of $149 and $152 for the years ended December 31, 2014 and 2013, respectively. The $247 decrease in the tax provision was primarily due to tax benefits recognized from the restructuring and asset impairment charges in the U.S. recorded in the second half of 2015, partially offset by earnings in foreign jurisdictions.
The decrease in state income tax provision and the corresponding increase in the state effective tax rate, net of federal benefit, for the year ended December 31, 2015 as compared to 2014 and 2013 is due to the tax benefit recognized from the restructuring and asset impairment charges in the U.S. The tax benefit from international operations is primarily driven by Chemours’ overall geographic mix of earnings. The Company did not have valuation allowance as of December 31, 2015 as compared to 2014 and 2013, as the valuation allowance relates to pre-spin assets that are the responsibilities of DuPont pursuant to the tax matters agreement. Exchange (gains) losses principally reflect the impact of non-taxable gains and losses resulting from remeasurement of foreign currency-denominated monetary assets and liabilities. Depletion represents the tax benefit from the percentage depletion deductions taken pursuant to Section 613 of the Code. Goodwill represents the tax effect of the goodwill reallocation based on Chemours’ new business reporting units and impairment charges, as described in Note 13. In addition, Chemours is entitled to a domestic manufacturing deduction relating to income from certain qualifying domestic production activities pursuant to Section 199 of the Code in tax years 2014 and 2013, as well as a one-time tax benefit recognized in 2014 relating to a tax accounting method change. Consistent with the discussion in Note 2, the pre-spin effective tax rate stated herein may not be indicative of the future effective tax rate of Chemours as a result of the separation from DuPont.
Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in the future or prior years. At December 31, 2015, the tax effect of such carryforwards is $124. Of this amount, $25 expires in 2026, $90 expires in 2036, and $9 expires from 2021 to 2036, the majority of which expires in 2036. Based on analysis of the cumulative earnings from the prior three years, the Company determined it is more likely than not that these assets will be fully utilized.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At December 31, 2015, in connection with the spin-off, the Company deemed approximately $1.5 billion of unremitted earnings of subsidiaries outside the U.S. as indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.
Each year, Chemours and/or its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or DuPont in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in Chemours’ Consolidated Financial Statements in accordance with accounting for income taxes, when applicable. It is reasonably possible that changes to Chemours' global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of such changes that may occur within the next twelve months cannot be made.
As previously discussed in Note 3, prior to our spin-off, Chemours was included in DuPont's consolidated income tax returns, and Chemours’ income taxes for those periods are computed and reported herein under the “separate return method.” Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in Consolidated Financial Statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein for these periods. Certain tax attributes, e.g. net operating loss carryforwards, which were actually reflected in DuPont’s consolidated financial statements may or may not exist at the stand-alone Chemours level. Chemours’ Consolidated Financial Statements do not reflect any amounts due to DuPont for income tax related matters prior to separation as it is assumed that all such amounts due to DuPont were settled on December 31 of each year.
The following table shows the change in our unrecognized tax benefit.

	Year Ended December 31,
(Dollars in millions)	2015		2014	2013
Total unrecognized tax benefits as of January 1	$39		$26	$24
Gross amounts of decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	—		(1)	(1)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	—		15	5
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(32)	[1]	(1)	(2)
Total unrecognized tax benefits as of December 31	$7		$39	$26

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$—		$39	$26
Total amount of interest and penalties recognized in the Consolidated Statements of Operations	1	[1]	2	2
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	—		8	6

1 Recorded pursuant to the tax matters agreement.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following is a rollforward of the deferred tax asset valuation allowance for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Balance at beginning of period	$36	$26	$19
Net charges to income tax expense	—	10	7
Release of valuation allowance [1]	(36)	—	—
Balance at end of period	$—	$36	$26

1 Release of valuation allowance during 2015 was primarily related to the tax attributes retained by DuPont pursuant to the tax matters agreement.
Note 9. Earnings Per Share of Common Stock
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2015	2014		2013
Numerator:
Net (loss) income attributable to Chemours	$(90)	$400		$423
Denominator:
Weighted-average number of common shares outstanding- Basic	180,993,623	180,966,833	[1]	180,966,833	[1]
Dilutive effect of the Company's employee compensation plans [2]	—	—		—
Weighted average number of common shares outstanding - Diluted [2]	180,993,623	180,966,833		180,966,833

1 For 2013 and 2014, pro forma earnings per share (EPS) was calculated based on 180,966,833 shares of Chemours common stock that were distributed to DuPont shareholders on July 1, 2015.
2 Diluted (loss) earnings per share is calculated using net (loss) income available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.  Chemours had no equity awards outstanding prior to the spin-off.
The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Year Ended December 31,
	2015	2014	2013
Average number of stock options	8,358,894	—	—

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 10. Accounts and Notes Receivable – Trade, Net

	December 31, 2015	December 31, 2014
Accounts receivable—trade, net [1]	$757	$746
VAT, GST and other taxes [2]	68	62
Leases receivable—current	13	12
Other receivables [3]	21	26
Total	$859	$846

1 Accounts receivable – trade is net of allowances of $4 and $4 as of December 31, 2015 and 2014, respectively. Allowances are equal to the estimated uncollectible amounts.
2 Value Added Tax (VAT) and Goods and Services Tax (GST).
3 Other receivables consist of notes receivable, advances and other deposits.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the year ended December 31, 2015, and $1 and $2 for the years ended December 31, 2014 and 2013, respectively.
Direct Financing Leases
At two of its facilities in the U.S. (Borderland and Morses Mill), Chemours has constructed fixed assets on land that it leases from third parties. Management has analyzed these arrangements and determined these assets represent a direct financing lease, whereby Chemours is the lessor of this equipment. Chemours has recorded leases receivable of $138 and $149 at December 31, 2015 and 2014, respectively, which represent the balance of the minimum future lease payments receivable. The current portion of leases receivable is included in accounts and notes receivable - trade, net, as shown above. The long-term portion of leases receivable is included in other assets, as shown in Note 14. Management has evaluated the realizable value of these leased assets and determined no impairment existed at December 31, 2015 or December 31, 2014. There is no estimated future residual value of these leased assets.
Note 11. Inventories

	December 31, 2015	December 31, 2014
Finished products	$613	$611
Semi-finished products	172	173
Raw materials, stores and supplies	433	521
Subtotal	1,218	1,305
Adjustment of inventories to LIFO basis	(246)	(253)
Total	$972	$1,052
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued using the LIFO method at substantially all of the U.S. locations, which comprised $744 and $684 or 61% and 52% of inventories before the LIFO adjustments at December 31, 2015 and December 31, 2014, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued using the average cost method.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Property, Plant and Equipment
Chemours' property, plant and equipment consisted of:

	December 31, 2015	December 31, 2014
Equipment	$7,327	$7,500
Buildings	737	778
Construction in progress	804	852
Land	111	116
Mineral rights	36	36
Total	9,015	9,282
Accumulated depreciation	(5,838)	(5,974)
Net property, plant and equipment	$3,177	$3,308
Depreciation expense amounted to $264, $254 and $255 for the years ended December 31, 2015, 2014 and 2013, respectively. Property, plant and equipment includes gross assets under capital leases of $7 and $6 at December 31, 2015 and 2014, respectively. Interest expense capitalized as part of property, plant and equipment was $21 for the year ended December 31, 2015. Chemours did not incur interest in the years ended December 31, 2014 or 2013.
During the third quarter of 2015, in connection with the strategic evaluation of the Chemical Solutions portfolio, excluding cyanides, the Company determined that the carrying value of the RMS manufacturing facility of the Chemical Solutions segment may not be recoverable given the strategic decision to discontinue investment in the business. An impairment evaluation was performed which indicated that the carrying amount of this asset group in the U.S. was not recoverable when compared to the expected undiscounted cash flows. Based on management’s assessment of the fair value of the asset group, the Company determined that the carrying value of that asset group exceeded the fair value and as a result, a $45 pre-tax impairment charge was recorded in the Chemical Solutions segment. The fair value of the asset group was determined using an income approach based on the present value of the estimated future cash flows. The key assumptions used included growth rates and cash flow projections, discount rate, tax rate and an estimated terminal value. The amount was recorded in employee separation and asset related charges, net in the Consolidated Statements of Operations. Refer to Note 6 for additional information.
Asset Held for Sale
In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow) for approximately $140 in cash, subject to customary approvals and closing conditions. The Company expects the transaction to close and record a gain in the Chemical Solutions segment in the quarter ending March 31, 2016. As of December 31, 2015, the asset disposal group of approximately $46 was classified as held-for-sale within the caption prepaid expenses and other in the Consolidated Balance Sheets.
Note 13. Goodwill and Other Intangible Assets, Net
Goodwill: The following table summarizes changes in the carrying amount of goodwill by reportable segment:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Balance as of December 31, 2013	$13	$85	$100	$198
Impairment charge	—	—	—	—
Other adjustments	—	—	—	—
Balance as of December 31, 2014	13	85	100	198
Impairment charge	—	—	(25)	(25)
Other adjustments	—	—	(7)	(7)
Balance as of December 31, 2015	$13	$85	$68	$166

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Accumulated impairment losses as of December 31, 2015, 2014 and 2013 included in goodwill are $25, $0, and $0, respectively.
The Company has three segments: Titanium Technologies, Fluoroproducts and Chemical Solutions (see further discussion of reportable segments in Note 23). The Company defines its reporting units as its operating segments for Titanium Technologies; however, the Fluoroproducts and Chemical Solutions segments represent three and seven reporting units, respectively.
In the third quarter of 2015, in connection with the strategic evaluation of the Chemical Solutions portfolio, the Company realigned the reporting structure of the portfolio, specifically the level at which segment management regularly reviews operating results. The Company now identifies seven reporting units for purposes of goodwill allocation and impairment assessment. These seven reporting units are Aniline, Clean & Disinfect, Cyanides, Methylamines, Reactive Metal Solutions, Sulfur, and Vazo. Chemical Solutions remains a single operating segment.
In addition, in connection with the spin-off on July 1, 2015, the Fluoroproducts segment changed its organizational structure, which changed its reporting units from Fluorochemicals and Fluoropolymers to Fluorochemicals, Industrial Resins and Diversified Technologies.
In connection with the goodwill allocation to the new reporting units in Fluoroproducts and Chemical Solutions segments during the third quarter of 2015, we evaluated the reporting units for impairment and determined that the estimated fair values of those reporting units, except for the Sulfur reporting unit, were substantially in excess of the carrying value, indicating that goodwill was not impaired. We performed the second step of the impairment test for Sulfur and determined that the implied fair value of goodwill was lower than its carrying value, resulting in a full impairment of the Sulfur reporting unit's goodwill. As a result, Chemours recorded a $25 million pre-tax impairment charge for goodwill during the year ended December 31, 2015 in the Chemicals Solutions reportable segment.
The Company also performed its annual impairment tests for Titanium Technologies and Fluorochemicals goodwill and determined that no goodwill impairment existed as of December 31, 2015, and the fair value of each reporting unit substantially exceeded its carrying value.
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

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Intangible Assets, Net: The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$13	$(10)	$3	$13	$(10)	$3
Patents	19	(17)	2	19	(15)	4
Purchased trademarks	5	(2)	3	5	(1)	4
Purchased and licensed technology	8	(6)	2	5	(5)	—
Total	$45	$(35)	$10	$42	$(31)	$11
The aggregate pre-tax amortization expense for definite-lived intangible assets was $3, $3 and $6 for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated aggregate pretax amortization expense for 2016, 2017, 2018, 2019 and 2020 is $3, $2, $1, $1 and $1, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. There are no indefinite-lived intangible assets.
Note 14. Other Assets

	December 31, 2015	December 31, 2014
Leases receivable - non-current [1]	$125	$137
Capitalized repair and maintenance costs	149	185
Pension assets [2]	138	—
Advances and deposits	11	17
Deferred income taxes	47	10
Miscellaneous [3]	38	28
Total	$508	$377

1 Leases receivable includes direct financing leases of property at two locations. See Note 10 for further information.
2 Pension assets represent pension plans commencing in 2015. See Note 21 for further information.
3 Miscellaneous includes prepaid expenses for royalty fees, vendor supply agreements and taxes other than income taxes, deferred financing fees related to the Revolving Credit Facility of $19 at December 31, 2015, as well as capitalized expenses for the preparation of future landfill cells at Titanium Technologies’ New Johnsonville plant site.
Note 15. Accounts Payable

	December 31, 2015	December 31, 2014
Trade payables	$945	$1,004
VAT and other payables	28	42
Total	$973	$1,046

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 16. Other Accrued Liabilities

	December 31, 2015	December 31, 2014
Compensation and other employee-related costs	$109	$109
Employee separation costs [1]	76	12
Accrued litigation [2]	11	7
Environmental remediation [2]	68	69
Income taxes	32	—
Customer rebates	53	59
Deferred revenue	20	28
Accrued interest	21	—
Miscellaneous [3]	64	68
Total	$454	$352

1 See Note 6 for further information.
2 See Note 19 for further discussion of environmental remediation and accrued litigation.
3 Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability and other miscellaneous expenses.
Note 17. Other Liabilities

	December 31, 2015	December 31, 2014
Environmental remediation [1]	$223	$226
Employee-related costs [2]	108	32
Employee separation costs [3]	23	—
Accrued litigation [1]	58	52
Asset retirement obligations [1]	41	43
Deferred revenue	11	13
Miscellaneous [4]	89	98
Total	$553	$464

1 See Note 19 for further details on environmental remediation, asset retirement obligations and accrued litigation.
2 See Note 21 for further details on long-term employee benefits.
3 See Note 6 for further information.
4 Miscellaneous primarily includes an accrued indemnification liability.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 18. Debt
In conjunction with Chemours' separation from DuPont, Chemours entered into approximately $3,995 of financing transactions on May 12, 2015. Long-term debt, net of an unamortized discount on the Term Loan Facility of $7, was comprised of the following at December 31, 2015:

December 31, 2015
Long-term debt:
Senior secured term loan, net of issue discount	$1,493
Senior unsecured notes:
6.625%, due May 2023	1,350
7.00%, due May 2025	750
6.125%, due May 2023 (€360)	395
Other	26
Total	4,014
Less: Unamortized debt issuance costs	60
Less: Short-term borrowings and current maturities	39
Total long-term debt	$3,915
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
The credit agreement also provided for a five-year senior secured revolving credit facility (the Revolving Credit Facility), which has been reduced to $750 as part of the amendment completed on February 19, 2016. The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes. We had no borrowings outstanding under our Revolving Credit Facility at December 31, 2015, and we had $129 in letters of credit issued and outstanding under this facility. The Revolving Credit Facility bears variable interest of a range based on our total net leverage ratio between (a) 0.50% and 1.25% for base rate loans and (b) 1.50% and 2.25% for LIBOR loans. The applicable margin was 1.25% for base rate loans and 2.25% for LIBOR loans as of December 31, 2015. In addition, we are required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on our total net leverage ratio, between 0.20% and 0.35%. Commitment fees are currently assessed at a rate of 0.35%.
During the third quarter of 2015, Chemours and its Revolving Credit Facility lenders entered into an amendment to the Revolving Credit Facility that strengthened Chemours' financial position by providing enhanced liquidity to implement the Transformation Plan. The amendment modified the consolidated EBITDA definition in the covenant calculation to include pro forma benefits of announced cost reduction initiatives.
During the first quarter of 2016, Chemours and its Revolving Credit Facility lenders entered into a second amendment to the Revolving Credit Facility that (a) replaced the total net leverage ratio financial covenant with senior secured net leverage ratio; (b) reduced the minimum required levels of interest expense coverage ratio covenant; (c) increased the limits and extended the time horizon for inclusion of pro forma benefits of announced cost reduction initiatives into Consolidated EBITDA definition for the purposes of calculating financial maintenance covenants; and (d) reduced the revolver availability from $1,000 to $750. These changes provide further flexibility to Chemours to sustain the prolonged downturn in the business and enhance its liquidity to implement the Transformation Plan.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 and to maintain a minimum interest coverage ratio of 1.75 to 1.00 until December 31, 2016. In addition, the credit agreement contains customary affirmative and negative

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants as of December 31, 2015.
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
All of the notes, including the 2023 notes with an aggregate principal amount of $1,350, the 2025 notes with an aggregate principal amount of $750 and the 2023 Euro notes with an aggregate principal amount of €360 (or $395 as of December 31, 2015), require payment of principal at maturity and interest semi-annually in cash in arrears on May 15 and November 15 of each year.
The proceeds from the Notes were used to fund the cash and in-kind distributions to DuPont and to pay related fees and expenses. The in-kind distribution to DuPont of $507 aggregate principal amount of Chemours 2025 Notes were exchanged by DuPont with third parties for certain DuPont notes.
Chemours is required to register the Notes with the Securities and Exchange Commission within 465 days after the original issue date. If Chemours fails to do so, it would be required to pay additional interest at a rate of 0.25% for the first 90 days following a registration default and additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 0.50%, until the registration requirements are met. Application is also expected to be made to the Irish Stock Exchange for the approval of listing particulars in relation to the Euro notes prior to the first anniversary of the issue date of the Euro notes.
Each series of Notes is or will be fully and unconditionally guaranteed, jointly and severally, by Chemours’ existing and future domestic subsidiaries that guarantee (the Guarantors) the Senior Secured Credit Facilities or that guarantee other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $75 million (the Guarantees). The Notes are unsecured and unsubordinated obligations of Chemours. The Guarantees are unsecured and unsubordinated obligations of the Guarantors. The Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the Notes. The Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt. Chemours’ is obligated to offer to purchase the Notes at a price of (a) 101 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, upon the occurrence of certain change of control events and (b) 100 percent of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the Indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions. Chemours is permitted to redeem some or all of the 2023 Notes and Euro Notes by paying a "make-whole" premium prior to May 15, 2018. Chemours also may redeem some or all of the 2023 Notes and Euro Notes on or after May 15, 2018 and thereafter at specified redemption prices. Chemours also may redeem some or all of the 2025 Notes on or after May 15, 2020 at specified redemption prices.
Maturities
There are no debt maturities in each of the next seven years, except, in accordance with the credit agreement, Chemours has required quarterly principal payments related to the Term Loan Facility equivalent to 1.00% per annum beginning September 2015 through March 2022, with the balance due at maturity. Term Loan principal maturities over the next five years are $15 in each year from 2016 to 2020. Debt maturities related to the Term Loan Facility and the Notes in 2021 and beyond will be $3,913.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Debt Fair Value
The fair values of the Term Loan Facility, the 2023 notes, the 2025 notes and the 2023 Euro notes at December 31, 2015 were approximately $1,348, $946, $513 and $277, respectively. The estimated fair values of the Term Loan Facility and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.
Note 19. Commitments and Contingent Liabilities
(a) Guarantees
Obligations for Equity Affiliates and Others
Chemours has directly guaranteed various obligations of customers, suppliers and other third parties. At December 31, 2015 and December 31, 2014, Chemours had directly guaranteed $8 and $41 of such obligations, respectively. These represent the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at December 31, 2015 and 2014.
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
Operating Leases
Chemours uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $84, $73, $62, $53 and $36 for the years ended December 31, 2016, 2017, 2018, 2019 and 2020, respectively, and $38 for the years thereafter. Net rental expense under operating leases was $83, $75 and $62 during the years ended December 31, 2015, 2014 and 2013, respectively.
(b) Asset Retirement Obligations
Chemours has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of TiO2 in the Titanium Technologies segment. Chemours' asset retirement obligation liabilities were $42 and $43 at December 31, 2015 and 2014, respectively. A summary of the changes in asset retirement obligations is as follows:

(Dollars in millions)	Year Ended December 31,
	2015	2014
Beginning balance	$43	$42
Accretion expense	1	2
Additional liabilities incurred	—	1
Changes in estimated cash flows	—	—
Settlements/payments	(2)	(2)
Ending balance	$42	$43
Current portion	$1	$—
Non-current portion	$41	$43
(c) Litigation
In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the Distribution, is subject to or required under the separation-related agreements executed prior to the Distribution to indemnify DuPont against various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Except for the PFOA litigation for which a separate assessment is provided in this Note, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours' consolidated financial position, results of operations or liquidity. With respect to the litigation matters discussed below, management's estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter. In the event that DuPont seeks indemnification for adverse trial rulings or outcomes for any such matter, these indemnification claims could materially adversely affect Chemours' financial condition. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.
Asbestos
At December 31, 2015, there were approximately 2,212 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products. Chemours had an accrual of $42 and $38 related to this matter at December 31, 2015 and 2014, respectively. Additionally, Chemours had an accrual for $3 for asbestos cases outside the U.S. at December 31, 2015. Chemours reviews this estimate and related assumptions quarterly and annually updates the results of an approximate 20-year projection. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.
Benzene
In the separation, DuPont assigned its Benzene docket to Chemours. There are 29 pending cases against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products, such as paints, thinners and reducers.
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
PFOA
Prior to the fourth quarter of 2014, Chemours used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. Chemours had accruals of $20 and $14 related to the PFOA matters discussed below at December 31, 2015 and 2014, respectively.
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

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

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
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of December 31, 2015, less than $1 has been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA) and private well users.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At December 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation in Ohio federal court (MDL). Based on the information currently available to the Company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 37 lawsuits alleging wrongful death. In the third quarter of 2014, six plaintiffs from the MDL were selected for individual trial. The first case (Bartlett v. DuPont) was tried to a verdict on October 7, 2015. The Plaintiff alleged that PFOA in drinking water caused her kidney cancer with causes of action for negligence and negligent infliction of emotional distress. The jury found in favor of the Plaintiff awarding $1.1 in damages for negligence and $0.5 for emotional distress. The jury found that DuPont’s conduct did not warrant punitive damages. DuPont Management believes that rulings made before and during the trial resulted in several significant and meritorious grounds for appeal, and an appeal to the Sixth Circuit will be filed. The second case (Wolf v. DuPont) set for trial in March 2016, has been settled for an amount well below the incremental cost of preparing for trial. There are three more trials scheduled in 2016, with the next trial starting in May 2016.
In January 2016, the court announced that starting in April 2017, 40 individual plaintiff trials will be scheduled per year. This multi-year plan pertains only to the cases claiming cancer, which represents approximately 7% of the total number of cases in the MDL. The remaining cases, comprising approximately 93% of the docket, will remain inactive.
Chemours, through DuPont, denies the allegations in these lawsuits and is defending itself vigorously. Except for the Wolf v. DuPont case, no claims have been settled or resolved during the periods presented.
Additional Actions
In addition to general claims of PFOA contamination of drinking water, LHWA brought an action claiming “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). The parties reached a confidential settlement in late November 2015. Final papers were completed in February 2016.
PFOA Summary
While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. Chemours believes that it is reasonably possible that it could incur losses related to the MDL in Ohio federal court discussed above but such losses cannot be estimated at this time due to the uniqueness of the individual MDL plaintiff's claims and Chemours' defenses to those claims, both as to potential liability and damages on an individual claim basis, and numerous unsettled legal issues, among other factors. The trials and appeals of these matters will occur over the course of many years.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Significant unfavorable outcomes in a number of cases in the MDL could have a material adverse effect on Chemours' consolidated financial position, results of operations or liquidity.
(d) Environmental
Chemours, by virtue of its status as a subsidiary of DuPont prior to the Distribution, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. At December 31, 2015, the Consolidated Balance Sheets included a liability of $290, relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $611 above the amount accrued at December 31, 2015. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual at December 31, 2015 includes $87 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that potential liability for remediation activities at this site could range up to $119 including previously accrued amounts. This could have a material impact on the liquidity of Chemours in the period recognized. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site were ceased in the mid 1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years in connection with remediation activities commencing in mid-2016 at Pompton Lakes, including activities related to the EPA’s proposed plan. These amounts are included in the remediation accrual at December 31, 2015.
Note 20. Financial Instruments
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

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Foreign Currency Forward Contracts
Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis in the Consolidated Balance Sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the Consolidated Statements of Operations during the period in which they occurred.
At December 31, 2015, there were 41 forward exchange currency contracts outstanding with an aggregate gross notional value of $288. Chemours recognized a net gain of $42 for the year ended December 31, 2015, which is recorded in other income, net in the Consolidated Statements of Operations. There were no forward contracts outstanding in 2014 or 2013.
Net Investment Hedge - Foreign Currency Borrowings
Beginning on July 1, 2015, Chemours designated its €360 million Euro notes (see Note 18) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours used the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro notes due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in the Consolidated Balance Sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the Consolidated Statements of Operations. Chemours evaluates the effectiveness of its net investment hedge quarterly at the beginning of each quarter. For the year ended December 31, 2015, Chemours did not record any ineffectiveness and recognized gain of $8 on its net investment hedges within accumulated other comprehensive income. There were no net investment hedges in 2014 or 2013.
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy, as described in Note 3 to the Consolidated Financial Statements.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2015	December 31, 2014
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$2	$—
Total asset derivatives		$2	$—

Liability derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2	$—
Total liability derivatives		$2	$—
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

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 21. Long-Term Employee Benefits
Plans Covering Employees in the U.S.
Chemours sponsors a variety of employee benefit plans which cover substantially all U.S. employees. Prior to July 1, 2015, U.S. employees generally participated in DuPont’s primary pension plan, the Retirement Savings Plan and certain other long-term employee benefit plans. In conjunction with the separation on July 1, 2015, Chemours employees stopped participating in DuPont plans and became participants in newly established Chemours plans. DuPont retained all liabilities related to its U.S. plans post-separation.
On July 1, 2015, Chemours established a defined contribution plan, similar in design to the DuPont Retirement Savings plan, which covered all eligible U.S. employees. The purpose of the Plan is to encourage employees to save for their future retirement needs. The plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement, and any eligible employee of Chemours employees may participate. Chemours matches 100% of the first 6% of the employee’s contribution election. Chemours may also provide an additional discretionary retirement savings contribution to eligible employees' eligible compensation. The amount of this contribution, if any, is at the sole discretion of the Company. The plan's matching contributions vest immediately upon contribution. The discretionary contribution vests for employees with at least three years of service.
In lieu of a defined benefit plan like DuPont’s primary pension plan, Chemours provides an enhanced 401(k) contribution for employees who previously participated in DuPont’s pension plan. The enhanced benefits consist of an additional contribution of 1% to 7% of the employee’s eligible compensation depending on the employee's length of service with DuPont at the time of separation. The plan will continue for a period up to 2019, subject to early termination.
Plans Covering Employees Outside the U.S.
Pension coverage for employees of Chemours non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans established after separation and comparable to the DuPont plans in those countries. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts or are unfunded.
Participation in the Plans
Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. plans, except for the plans in the Netherlands and Taiwan, as though they were participants in a multi-employer plan with the other businesses of DuPont. The following table presents the multi-employer pension expense allocated by DuPont to Chemours for the plans in which Chemours participated prior to separation. The allocation of cost was based on active employee headcount and is included in the Consolidated Statement of Operations. These amounts do not represent cash payments to DuPont or DuPont’s plans.

	EIN / Pension	Year Ended December 31,
Plan Name	Number	2015	2014	2013
DuPont Pension and Retirement Plan (U.S.)	51-0014090/001	$48	$51	$126
All other U.S. and non-U.S. Plans		5	(1)	38
Single and Multiple Employer Plans
Beginning in the first quarter of 2015, Chemours has accounted for the plans covering its employees in the Netherlands and Taiwan as a multiple employer plan and a single employer plan, respectively. In the third quarter of 2015, in connection with the separation, additional plans in Germany, Belgium, Japan, Korea, Mexico and Switzerland were established. As of December 31, 2015, these plans were all accounted for as single employer plans.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The net periodic benefit costs for the pension and amounts recognized in other comprehensive income for the year ended December 31, 2015 were as follows:

Year Ended December 31, 2015
Net periodic pension cost (income):
Service cost	$16
Interest cost	19
Expected return on plan assets	(83)
Amortization of loss	16
Amortization of prior service cost	4
Net periodic pension income	$(28)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$11
Amortization of loss	(16)
Prior service credit	(24)
Amortization of prior service cost	(4)
Effect of foreign exchange rates	(33)
Total benefit recognized in other comprehensive income	$(66)
Total recognized in net periodic pension income and other comprehensive income	$(94)
The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

December 31, 2015
Net loss	$363
Prior service credit	(16)
Total amount recognized in accumulated other comprehensive loss	$347
The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost during 2016 are $20 and $2, respectively.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Summarized information on the Company's pension benefit plans is as follows:

Year Ended December 31, 2015
Change in benefit obligation
Benefit obligation at beginning of year	$—
Assumption and establishment of pension plans	1,332
Service cost	16
Interest cost	19
Plan participants' contributions	2
Actuarial loss (gain)	(76)
Benefits paid	(39)
Plan Amendments	(24)
Settlements & Transfers	(6)
Currency translation	(118)
Benefit obligation at end of year	1,106
Change in plan assets
Fair value of plan assets at beginning of year	—
Assumption and establishment of pension plans	1,297
Actual loss on plan assets	(7)
Employer contributions	16
Plan participants' contributions	2
Benefits paid	(39)
Settlements & Transfers	(6)
Currency translation	(123)
Fair value of plan assets at end of year	1,140
Funded status at end of year	$34
The net amounts recognized in the Consolidated Balance Sheet as of December 31, 2015 consist of:

Noncurrent assets	$138
Current liabilities	(2)
Noncurrent liabilities	(102)
Net amount recognized	$34
The accumulated benefit obligation for all pension plans was $1,030 as of December 31, 2015.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following information relates to pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2015:

Information for pension plans with projected benefit obligation in excess of plan assets	December 31, 2015
Projected benefit obligation	$194
Accumulated benefit obligation	158
Fair value of plan assets	93

Information for pension plans with accumulated benefit obligations in excess of plan assets	December 31, 2015
Projected benefit obligation	$190
Accumulated benefit obligation	157
Fair value of plan assets	90
Assumptions
The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high quality, fixed income instruments provided by the plan’s actuary as of the measurement date. The expected rate of return on assets reflects economic assumptions applicable to each country.
The following assumptions have been used to determine the benefit obligations and net benefit cost:

Weighted average assumptions used to determine benefit obligations and benefit cost	Pension Benefit Obligation at December 31, 2015	Pension Income for the year ended December 31, 2015
Discount rate	2.4%	1.7%
Rate of compensation increase [1]	2.6%	3.9%
Expected return on plan assets	N/A	7.2%

1 The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at Chemours.
Plan Assets
Each pension plan's assets are invested through a master trust fund. The strategic asset allocation for the trust fund is selected by management, reflecting the results of comprehensive asset and liability modeling. Chemours establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in countries are selected in accordance with the laws and practices of those countries.
The weighted average target allocation for Chemours' pension plan assets is summarized as follows:

December 31, 2015
Cash and cash equivalents	2.7%
U.S. and non-U.S. equity securities	42.3%
Fixed income securities	55.0%
Total	100.0%
Fixed income securities include corporate issued, government issued and asset backed securities. Corporate debt investments encompass a range of credit risk and industry diversification.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The table below presents the fair values of Chemours' pension assets by level within the fair value hierarchy, as described in Note 3, as of December 31, 2015.

	Total	Level 1	Level 2
Asset Category:
Debt - government issued	$465	$7	$458
Debt - corporate issued	148	60	88
Debt - asset backed	33	—	33
U.S. and non U.S. equities	460	37	423
Derivatives - asset position	4	—	4
Derivatives - liability position	(16)	—	(16)
Cash and cash equivalents	40	40	—
Other	6	4	2
	1,140	$148	$992
Pension trust payables [1]	(3)
Total	$1,137

1 Payables are primarily for investment securities purchased.
For pension plan assets classified as Level 1, total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.
For pension benefit plan assets classified as Level 2, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance and quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates and implied volatilities obtained from various market sources.
Cash Flow
Defined Benefit Plan
DuPont contributed, on behalf of Chemours, $35 and $34 to its pension plans other than the principal U.S. pension plan in 2014 and 2013, respectively. DuPont contributed, on behalf of Chemours, $66 and $58 to its other long-term employee benefit plans in 2014 and 2013, respectively. DuPont contributed, on behalf of Chemours, $38 in the first half of 2015 to its pension and other long-term benefit plans and Chemours contributed $8 during 2015 to its pension plans. Chemours expects to contribute $18 to its pension plans in 2016.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Estimated future benefit payments
The following benefit payments are expected to be paid over the next five years and the five years thereafter as of December 31, 2015:

2016	$42
2017	45
2018	44
2019	47
2020	47
2021 - 2025	250
Defined Contribution Plan
DuPont’s contributions to the plan on behalf of Chemours were allocated in the amounts of $52 and $50 for the years ended December 31, 2014 and 2013, respectively. In addition, DuPont contributed on behalf of Chemours about $26 to its defined contribution plans for the first half of 2015.  From July 1 to December 31, 2015, Chemours contributed $28 to its defined contribution plan.
Note 22. Stock-based Compensation
Total stock-based compensation cost included in the Consolidated Statements of Operations was $17, $7 and $6 for the years ended December 31, 2015, 2014 and 2013, respectively. The income tax benefits related to stock-based compensation arrangements were $7, $3 and $2 for the years ended December 31, 2015, 2014 and 2013, respectively.
Stock-based compensation expense in prior years and until separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours employees participated.  Adopted at separation, the Chemours Company Equity and Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of awards, including stock options and RSUs. The equity and incentive plan has maximum shares reserve for the grant of 13,500,000 plus the number of shares of converted awards (described below). Chemours Compensation Committee determines the long-term incentive mix, including stock options and RSU, and may authorize new grants annually.
In accordance with the employee matters agreement between DuPont and Chemours, certain executives and employees were entitled to receive equity compensation awards of Chemours in replacement of previously outstanding awards granted under various DuPont stock incentive plans prior to the separation. In connection with the spin-off, these awards were converted into new Chemours equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the July 1, 2015 spin-off. At the date of conversion, total intrinsic value of the converted options was $18. As a result of the conversion of these awards, we recorded an approximate $3 incremental charge in the third quarter of 2015. The terms and conditions of the DuPont awards were replicated and as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.
Stock Options
Chemours granted non-qualified options to employees in July 2015 representing replacement of previously granted performance stock unit awards at DuPont. The July 2015 grant will cliff vest March 1, 2018 and expire 10 years from date of grant. Other than those options, Chemours' expense related to stock options was entirely related to options granted to replace outstanding option awards from DuPont that were converted to Chemours options on July 1, 2015.
The fair value related to stock options granted was determined using Black-Scholes option pricing model and the assumptions shown in the table below:

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Year Ended December 31, 2015

Risk-free interest rate	1.5%
Expected term (years)	5.4
Volatility	42.0%
Dividend yield	6.9%
Fair value per stock option	$3.17
The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. A historical daily measurement of volatility is determined based on Chemours peer companies' average volatility adjusted for the Company's debt leverage. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to Chemours peer companies expected life and the historical experience of Chemours under the DuPont stock incentive plan prior to separation.
The following table summarizes Chemours stock option activity for the year ended December 31, 2015.

	Number of Shares (in thousands)	Weighted Average Exercise Price(per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	—	N/A
Converted on July 1, 2015	7,794	$14.56
Granted	662	16.04
Exercised	(22)	5.82
Forfeited	(150)	17.20
Expired	—	N/A
Outstanding, December 31, 2015	8,284	$14.66	4.82	$—
Exercisable, December 31, 2015	5,595	$13.79	4.21	$—
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for year ended December 31, 2015 was insignificant.
As of December 31, 2015, there was $5 of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.95 years.
RSUs
At the time of separation, in accordance with the employee matters agreement, the Company issued RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock to replace similar DuPont awards. Under the existing awards, a retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs were also granted to key senior management employees with a performance condition. These RSUs vest on the third anniversary of the date of grant subject to the satisfaction of the performance condition. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.
Non-vested awards of RSUs, both with and without performance feature, as of December 31, 2015 are shown below. The weighted-average grant-date fair value of RSUs granted and converted during 2015 was $14.94.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2014	—	$—
Converted on July 1, 2015	1,431	16.00
Granted	1,065	13.50
Vested	(133)	16.00
Forfeited	(14)	16.00
Nonvested, December 31, 2015	2,349	14.87
As of December 31, 2015, there was $23 of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.12 years.
Note 23. Geographic and Segment Information
Geographic Information

	For and As of the Year Ended December 31,
	2015		2014		2013
	Net Sales [1]	Net Property, Plant and Equipment	Net Sales [1]	Net Property, Plant and Equipment	Net Sales [1]	Net Property, Plant and Equipment
North America [2]	$2,570	$2,184	$2,759	$2,273	$3,138	$2,183
Asia Pacific	1,393	136	1,548	140	1,519	138
EMEA [3]	977	308	1,190	372	1,237	321
Latin America [4]	777	549	935	523	965	330
Total	$5,717	$3,177	$6,432	$3,308	$6,859	$2,972

1 Net sales are attributed to countries based on customer location.
2 Includes net sales in Canada of $140, $147 and $145 in 2015, 2014 and 2013, respectively. Includes net property, plant and equipment in Canada of $13, $14 and $13 in 2015, 2014 and 2013, respectively.
3 EMEA includes Europe, Middle East and Africa.
4 Latin America includes Mexico.
Segment Information
Chemours’ operations are classified into three segments namely: Titanium Technologies, Fluoroproducts and Chemical Solutions. Corporate costs and certain legal and environmental expenses that are not aligned with the segments and foreign exchange gains and losses are reflected in Corporate and Other.
The Titanium Technologies segment is the leading global producer of TiO2, a premium white pigment used to deliver opacity. The Fluoroproducts segment is a leading global provider of fluoroproducts, such as refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading North American provider of industrial and specialty chemicals, which includes cyanides, sulfur products and performance chemicals and intermediates, used in gold production, oil refining, agriculture, industrial polymers and other industries. Chemours operates globally in substantially all of its product lines.
In general, the accounting policies of the segments are the same as those described in Note 3. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment net assets includes net working capital, net property, plant and equipment, and other noncurrent operating assets and liabilities of the segment. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets.

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

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

Year Ended December 31,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2015
Net sales	$2,392	$2,230	$1,095	$—	$5,717
Adjusted EBITDA	326	300	29	(82)	573
Depreciation and amortization	125	88	52	2	267
Equity in earnings of affiliates	—	21	—	1	22
Net assets	1,659	1,567	839	(3,935)	130
Investments in affiliates	—	127	—	9	136
Purchases of plant, property and equipment	255	142	117	5	519

2014
Net sales	$2,937	$2,327	$1,168	$—	$6,432
Adjusted EBITDA	723	282	17	(146)	876
Depreciation and amortization	125	83	48	1	257
Equity in earnings of affiliates	—	20	—	—	20
Net assets	1,748	1,480	782	(337)	3,673
Investments in affiliates	—	124	—	—	124
Purchases of plant, property and equipment	365	133	106	—	604

2013
Net sales	$3,019	$2,379	$1,461	$—	$6,859
Adjusted EBITDA	726	395	101	(238)	984
Depreciation and amortization	117	90	53	1	261
Equity in earnings of affiliates	—	22	—	—	22
Net assets	1,390	1,387	734	(294)	3,217
Investments in affiliates	—	123	—	—	123
Purchases of plant, property and equipment	290	96	52	—	438

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Total Adjusted EBITDA reconciles to total consolidated net (loss) income in the Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2015	2014	2013
Total Adjusted EBITDA	$573	$876	$984
Interest	(132)	—	—
Depreciation and amortization	(267)	(257)	(261)
Non-operating pension and other postretirement employee benefit costs	3	(22)	(114)
Exchange gains (losses)	19	(66)	(31)
Asset impairments	(73)	—	—
Restructuring charges	(285)	(21)	(2)
Transaction, legal and other charges	(17)	—	—
(Loss) gain on sale of assets and businesses	(9)	40	—
(Loss) income before income taxes	(188)	550	576
(Benefit from) provision for income taxes	(98)	149	152
Net (loss) income	$(90)	$401	$424
Note 24. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of income taxes, consisted of:

	Currency Translation Adjustment	Net Investment Hedge	Employee Benefits	Total
Balance at December 31, 2012	$19	$—	$—	$19
Other comprehensive income (loss)	—	—	—	—
Balance at December 31, 2013	19	—	—	19
Other comprehensive income (loss)	—	—	—	—
Balance at December 31, 2014	19	—	—	19
Assumption and establishment of pension plans, net	—	—	(311)	(311)
Other comprehensive income (loss)	(304)	8	52	(244)
Balance at December 31, 2015	$(285)	$8	$(259)	$(536)

The Chemours Company
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 25. Quarterly Financial Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014.

	For the three months ended
2015	March 31	June 30	September 30	December 31	Full Year
Net Sales	$1,363	$1,508	$1,486	$1,360	$5,717
Cost of goods sold	1,111	1,282	1,222	1,147	4,762
Income (loss) before income taxes	58	(18)	(107)	(121)	(188)
Net income (loss)	43	(18)	(29)	(86)	(90)
Net income (loss) attributable to Chemours	43	(18)	(29)	(86)	(90)
Basic earnings (loss) per share [1]	0.24	(0.10)	(0.16)	(0.48)	(0.50)
Diluted earnings (loss) per share [1]	0.24	(0.10)	(0.16)	(0.48)	(0.50)

	For the three months ended
2014	March 31	June 30	September 30	December 31	Full Year
Net Sales	$1,569	$1,682	$1,632	$1,549	$6,432
Cost of goods sold	1,240	1,311	1,273	1,248	5,072
Income before income taxes	132	155	143	120	550
Net income	98	116	108	79	401
Net income attributable to Chemours	98	116	107	79	400
Basic earnings per share [1]	0.54	0.64	0.59	0.44	2.21
Diluted earnings per share [1]	0.54	0.64	0.59	0.44	2.21

1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. Basic and diluted earnings (loss) per common share for all periods prior to July 1, 2015 were calculated using the shares distributed on July 1, 2015. Refer to Note 9 for information regarding the calculation of basic and diluted earnings per share.