Form 10-Q
period 2016-03-31
Chemours Co
filed 2016-05-09
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The Registrant had 181,470,350 shares of common stock, $0.01 par value, outstanding at May 2, 2016.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The Chemours Company
Interim Consolidated Statements of Income (Unaudited)
(Dollars in millions, except per share)

	Three months ended
	March 31,
	2016	2015
Net sales	$1,297	$1,363
Cost of goods sold	1,095	1,111
Gross profit	202	252
Selling, general and administrative expense	133	167
Research and development expense	23	23
Employee separation and asset related charges, net	17	—
Total expenses	173	190
Equity in earnings of affiliates	5	3
Interest expense, net	(57)	—
Other income (expense), net	93	(7)
Income before income taxes	70	58
Provision for income taxes	19	15
Net income	51	43
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Chemours	$51	$43

Per share data
Basic earnings per share of common stock [1]	$0.28	$0.24
Diluted earnings per share of common stock [1]	$0.28	$0.24
Dividends per share of common stock	$0.03	$—
 1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. Basic and diluted earnings per common share for the three months ended March 31, 2015 were calculated using the number of shares distributed on July 1, 2015. Refer to Note 8 for information regarding the calculation of basic and diluted earnings per share.
See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three months ended March 31,
	2016			2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$70	$(19)	$51	$58	$(15)	$43
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(7)	—	(7)	—	—	—
Cumulative translation adjustments	19	—	19	(206)	—	(206)
Pension benefit plans, net:
Net gain	—	—	—	3	(1)	2
Effect of foreign exchange rates	(5)	1	(4)	32	(8)	24
Reclassifications to net income:
Amortization of prior service cost	—	—	—	1	—	1
Amortization of loss	4	(1)	3	4	(1)	3
Pension benefit plans, net	(1)	—	(1)	40	(10)	30
Other comprehensive income (loss)	11	—	11	(166)	(10)	(176)
Comprehensive income (loss)	81	(19)	62	(108)	(25)	(133)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$81	$(19)	$62	$(108)	$(25)	$(133)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Balance Sheets
(Dollars in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$435	$366
Accounts and notes receivable - trade, net	906	859
Inventories	948	972
Prepaid expenses and other	82	104
Total current assets	2,371	2,301
Property, plant and equipment	9,092	9,015
Less: Accumulated depreciation	(5,893)	(5,838)
Net property, plant and equipment	3,199	3,177
Goodwill	165	166
Other intangible assets, net	10	10
Investments in affiliates	144	136
Other assets	491	508
Total assets	$6,380	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$842	$973
Short-term borrowings and current maturities of long-term debt	34	39
Other accrued liabilities	611	454
Total current liabilities	1,487	1,466
Long-term debt, net	3,920	3,915
Deferred income taxes	239	234
Other liabilities	542	553
Total liabilities	6,188	6,168
Commitments and contingent liabilities
Equity
Common stock (par value $.01 per share; 810,000,000 shares authorized; 181,460,309 shares issued and outstanding as of March 31, 2016)	2	2
Additional paid-in capital	775	775
Accumulated deficit	(64)	(115)
Accumulated other comprehensive loss	(525)	(536)
Total Chemours stockholders' equity	188	126
Noncontrolling interests	4	4
Total equity	192	130
Total liabilities and equity	$6,380	$6,298

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2016 and 2015
(Dollars in millions)

	Common Stock
	Shares	Amount	DuPont Company Net Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
Balance at January 1, 2015	—	—	$3,650	$—	$19	$—	$4	$3,673
Net income	—	—	43	—	—	—	—	43
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	—	—	357	—	(247)	—	—	110
Other comprehensive loss	—	—	—	—	(176)	—	—	(176)
Net transfers from DuPont	—	—	479	—	—	—	—	479
Balance at March 31, 2015	—	$—	$4,529	$—	$(404)	$—	$4	$4,129

Balance at January 1, 2016	181,069,751	$2	$—	$775	$(536)	$(115)	$4	$130
Net income	—	—	—	—	—	51	—	51
Common stock issued - compensation plan	390,558	—	—	—	—	—	—	—
Dividends	—	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	—	11	—	—	11
Stock based compensation	—	—	—	5	—	—	—	5
Balance at March 31, 2016	181,460,309	$2	$—	$775	$(525)	$(64)	$4	$192

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three months ended
	March 31,
	2016	2015
Operating activities
Net income	$51	$43
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	66	64
Amortization of debt issuance costs and discount	8	—
Gain on sale of assets and business	(89)	—
Equity in earnings of affiliates	(5)	(3)
Deferred tax expense	10	11
Other operating charges, net	55	11
Decrease (increase) in operating assets:
Accounts and notes receivable - trade, net	(40)	(98)
Inventories and other operating assets	18	(88)
Decrease in operating liabilities:
Accounts payable and other operating liabilities	(38)	(178)
Cash provided by (used for) operating activities	36	(238)
Investing activities
Purchases of property, plant and equipment	(89)	(137)
Proceeds from sales of assets and business	140	8
Foreign exchange contract settlements	(1)	—
Investment in affiliates	—	(30)
Cash provided by (used for) investing activities	50	(159)
Financing activities
Debt repayments	(9)	—
Deferred financing fees	(2)	—
Dividends paid	(5)	—
Net transfers from DuPont	—	397
Cash (used for) provided by financing activities	(16)	397
Effect of exchange rate changes on cash	(1)	—
Increase in cash	69	—
Cash at beginning of period	366	—
Cash at end of period	$435	$—

Non-cash investing activities:
Change in property, plant and equipment included in accounts payable	$3	$—

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 1. Background and Description of the Business
The Chemours Company (Chemours or the Company) delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide and sulfuric acid. Chemours consists of three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions.
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom and France. As of March 31, 2016, Chemours consists of 34 production facilities globally, five dedicated to Titanium Technologies, 16 dedicated to Fluoroproducts, 12 dedicated to Chemical Solutions and one that supports the Fluoroproducts and Chemical Solutions segments.
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
On the Distribution Date, each holder of DuPont's common stock received one share of Chemours' common stock for every five shares of DuPont's common stock held on the Record Date. The separation was completed pursuant to a Separation Agreement and other agreements with DuPont related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement. These agreements govern the relationship between Chemours and DuPont following the separation and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by DuPont to Chemours.
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to "we," "us," "our," "Chemours" and the "Company" refer to The Chemours Company and its consolidated subsidiaries after giving effect to the Distribution.
Note 2. Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. The year-end consolidated balance sheet does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise stated, references to years and three month periods relate to Chemours' fiscal years and three month periods. Certain reclassifications of prior year's data have been made to conform to current period presentation.
Chemours did not operate as a separate, stand-alone entity for the full period covered by the 2015 interim consolidated financial statements. Prior to our separation on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the interim consolidated financial statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. DuPont and its subsidiaries’ net investments in these operations is shown in lieu of Stockholder’s Equity in the interim consolidated financial statements. The interim consolidated financial statements include the historical operations, assets and liabilities of the legal entities that were considered to comprise the Chemours business, including certain environmental remediation and litigation obligations for which Chemours has indemnified DuPont.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

All of the allocations and estimates in the interim consolidated financial statements prior to July 1, 2015 were based on assumptions that management believes are reasonable. However, the interim consolidated financial statements for the three months ended March 31, 2015 included herein may not be indicative of the results of operations and cash flows of Chemours in the future or if Chemours had been a separate, stand-alone entity during the periods presented.
The net transfers from DuPont in the Interim Consolidated Statements of Equity for the three months ended March 31, 2015 include a non-cash contribution from DuPont of $82. This non-cash contribution occurred during physical separation activities at shared production facilities in the United States prior to the separation.
Note 3. Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, "Compensation - Stock Compensation (Topic 718)." The update sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal period, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. Chemours is currently evaluating the impact of adopting this guidance and does not expect the adoption will have a significant impact on its financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from contracts with customers (Topic 606): Principal versus agent considerations (reporting revenue gross versus net)." The amendment clarifies the implementation guidance on principal versus agent considerations and affects the guidance in ASU 2014-09. This amendment is effective on the same effective date of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The guidance is effective for public entities for annual and interim periods beginning after December 15, 2016 (original effective date). In July 2015, the FASB approved a one year deferral of the effective date of this guidance to provide entities with adequate time to effectively implement the new revenue standard while adoption as of the original effective date is also permitted. Chemours is currently evaluating the impact of adopting these guidance will have on its financial positions and results of operations.
Also, in March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323)." The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. Adoption of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.
Further, in March 2016, the FASB issued ASU 2016-06, "Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments," which clarifies Topic 815 requirements for assessing whether contingent call and/or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call and/or put options solely in accordance with the four-step decision sequence. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and the entity should apply the amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Adoption of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes the leases requirements in Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A qualitative disclosure along with specific quantitative disclosures is required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Chemours is currently evaluating the impact of adopting this guidance will have to its financial position, results of operations and debt covenants.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820) - Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share or its Equivalent." This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. Chemours adopted this guidance effective January 1, 2016. The adoption did not have a significant effect on our financial position or results of operations.
In April 2015, the FASB issued ASU 2015-05, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. Chemours adopted this guidance effective January 1, 2016 prospectively to all arrangements entered into or materially modified after the effective date. The adoption did not have a significant impact on our financial position or results of operations.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminate the presumption that a general partner should consolidate a limited partnership. The amendment is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Chemours adopted this guidance effective January 1, 2016 and the adoption did not change our consolidated entities, and therefore had no effect on our financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718)," which requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition in accordance with existing guidance in Topic 718. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Chemours adopted this guidance, effective January 1, 2016, prospectively to all awards granted or modified after the effective date. The adoption did not have a significant effect on our financial position and results of operations.
Note 4. Relationship with DuPont and Related Entities
Prior to the separation, including the three months ended March 31, 2015, Chemours sold finished goods to DuPont and its non-Chemours businesses. Related party sales to DuPont for the three months period ended March 31, 2015 were $1, $18 and $10 recorded by Titanium Technologies, Fluoroproducts and Chemical Solutions, respectively. Subsequent to the separation, beginning on July 1, 2015, transactions with DuPont businesses were not considered related party transactions.
Also prior to the separation, DuPont incurred significant corporate costs for services provided to Chemours as well as other DuPont businesses. These costs included expenses for information systems, accounting, other financial services such as treasury and audit, purchasing, human resources, legal, facilities, engineering, corporate research and development, corporate stewardship, marketing and business analysis support. A portion of these costs benefited multiple or all DuPont businesses, including Chemours, and were allocated to Chemours and its reportable segments using methods based on proportionate formulas involving total costs or other various allocation methods that management considered consistent and reasonable. Other Chemours corporate costs are not allocated to the reportable segments and are reported in Corporate and Other.
The allocated leveraged functional service expenses and general corporate expenses included in the Interim Consolidated Statements of Operations were $122 for the three months ended March 31, 2015, and were recorded within cost of goods sold, selling, general and administrative expense and research and development expense for $13, $105 and $4, respectively. Subsequent to the separation on July 1, 2015, transactions with DuPont businesses were not considered related party transactions. Accordingly, no costs from DuPont were allocated to Chemours for the three months ended March 31, 2016.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Cash Management and Financing
The separation agreements set forth a process to true-up cash and working capital transferred to us from DuPont at separation.  In January 2016, Chemours and DuPont entered into an agreement, contingent upon the credit agreement amendment (described in Note 14), which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements.  As a result, Chemours was not required to make any payments to DuPont, nor did DuPont make any payments to Chemours.  In addition, the agreement set forth an advance payment by DuPont of approximately $190, which Chemours received in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over twelve to fifteen months under existing agreements between the parties. The advance payment was recorded as deferred liability included in other accrued liabilities of the Consolidated Balance Sheet and approximately $166 remain outstanding as of March 31, 2016.
Tax Matters Agreement
Chemours and DuPont entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.  In general, under the agreement, DuPont is responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes DuPont or any of its subsidiaries and Chemours and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the date of the separation and Chemours is responsible for any U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are imposed on Chemours and/or any of its subsidiaries for all tax periods, whether before or after the date of the separation.
Note 5. Employee Separation and Asset Related Charges, Net
For the three months ended March 31, 2016, Chemours recorded charges for employee separation and other restructuring related charges as follows:

	Three months ended March 31,
	2016	2015
Employee separation charges	$4	$—
Decommissioning and other charges	13	—
Total	$17	$—
The charges impacted segment earnings for the three months ended March 31, 2016 as follows:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Plant and product line closures	$8	$4	$1	$13
2015 Global restructuring	2	2	—	4
Total	$10	$6	$1	$17
As a result of the decommissioning and dismantling activities due to the closure of the Edge Moor manufacturing plant in the U.S., for the three months ended March 31, 2016, the Company recorded charges of approximately $8 in the Titanium Technology segment. The decommissioning, dismantling and removal activities will continue for the remainder of 2016 through early 2017 and the Company expects to incur additional charges of approximately $40, which will be expensed as incurred.
The Company's Fluoroproducts segment also recorded charges of approximately $4 related to decommissioning, dismantling and removal activities on certain of its production lines in the U.S. The Company also expects to incur additional $5 for dismantling and removal costs in the remainder of 2016 through early 2017, which will be expensed as incurred.
Further, following the announcement of a global workforce reduction in November 2015, the Company incurred an additional $4 of employee separation costs due to continued efforts to streamline and simplify its organizational structure and reduce costs.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The following table shows the change in the employee separation related liability account associated with the restructuring programs:

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	Total
Balance as of December 31, 2015	$11	$2	$12	$73	$98
Charges to income for the three months ended March 31, 2016	—	—	—	4	4
Charges to liability accounts:
Payments	(2)	—	—	(18)	(20)
Net currency translation adjustment [1]	—	—	—	—	—
Balance as of March 31, 2016	$9	$2	$12	$59	$82
1 Net currency translation adjustment was less than $1 for all periods presented.
There are no significant outstanding liabilities related to the decommissioning and other restructuring related charges.
Note 6. Other Income (Expense), Net

	Three months ended March 31,
	2016	2015
Leasing, contract services and miscellaneous income [1]	$7	$4
Royalty income [2]	3	5
Gain on sale of assets and business	89	—
Exchange losses, net [3]	(6)	(16)
Total other income (expense), net	$93	$(7)
1 Miscellaneous income includes accrued interest related to unrecognized tax benefits.
2 Royalty income is primarily for technology and trademark licensing.
3 Exchange losses, net includes loss on derivative contracts of $1 and $11 for the three months ended March 31, 2016 and 2015, respectively (see Note 16 for additional information).
Dispositions
In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow), subject to customary approvals and closing conditions. The transaction closed on March 1, 2016 and Chemours received $140 in cash from Dow. The net book value of the asset disposed was $41, which includes inventories, property, plant and equipment, other assets and allocated goodwill, and the Company incurred approximately $10 of transaction and other related charges. As a result, for the three months ended March 31, 2016, Chemours recognized a pre-tax gain of approximately $89 in the Chemical Solutions segment.
Note 7. Income Taxes
Chemours recorded a provision for income tax of $19 and $15 or an effective income tax rate of approximately 27% and 26% for the three months ended March 31, 2016 and 2015, respectively.
Each year, Chemours and/or its subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or DuPont in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in Chemours’ interim consolidated financial statements in accordance with accounting for income taxes, when applicable. It is reasonably possible that changes to Chemours' global unrecognized tax benefits could be significant; however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of such changes that may occur within the next twelve months cannot be made.
Note 8. Earnings Per Share of Common Stock
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three months ended March 31,
	2016	2015
Numerator:
Net income attributable to Chemours	$51	$43
Denominator:
Weighted-average number of common shares outstanding - Basic [1]	181,281,166	180,966,833
Dilutive effect of the company's employee compensation plans [2]	221,974	—
Weighted average number of common shares outstanding - Diluted	181,503,140	180,966,833
1 For March 31, 2015, pro forma earnings per share was calculated based on 180,966,833 shares of Chemours common stock that were distributed to DuPont shareholders on July 1, 2015.
2 Diluted earnings per share is calculated using net income available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.
The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three months ended March 31,
	2016	2015
Average number of stock options	8,701,474	—
Note 9. Accounts and Notes Receivable – Trade, Net

	March 31, 2016	December 31, 2015
Accounts receivable—trade, net [1]	$816	$759
VAT, GST and other taxes [2]	62	68
Leases receivable—current	12	13
Other receivables [3]	16	19
Total	$906	$859
1 Accounts receivable – trade, net includes trade notes receivable and is net of allowances of $5 and $4 as of March 31, 2016 and December 31, 2015, respectively. Allowances are equal to the estimated uncollectible amounts.
2 Value Added Tax (VAT) and Goods and Services Tax (GST).
3 Other receivables consist of advances and other deposits.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three months ended March 31, 2016. There was no bad debt expense for the three months ended March 31, 2015.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 10. Inventories

	March 31, 2016	December 31, 2015
Finished products	$645	$613
Semi-finished products	177	172
Raw materials, stores and supplies	371	433
Subtotal	1,193	1,218
Adjustment of inventories to a last-in, first-out (LIFO) basis	(245)	(246)
Total	$948	$972
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $683 and $744 or 57% and 61% of inventories before the LIFO adjustments at March 31, 2016 and December 31, 2015, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.
Note 11. Property, Plant and Equipment
Depreciation expense amounted to $65 and $63 for the three months ended March 31, 2016 and 2015, respectively. Property, plant and equipment includes gross assets under capital leases of $7 at March 31, 2016 and December 31, 2015.
Note 12. Other Intangible Assets, Net
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	March 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$13	$(10)	$3	$13	$(10)	$3
Patents	19	(17)	2	19	(17)	2
Purchased trademarks	5	(2)	3	5	(2)	3
Purchased and licensed technology	3	(1)	2	8	(6)	2
Total	$40	$(30)	$10	$45	$(35)	$10
The aggregate amortization expense for definite-lived intangible assets was $1 for the three months ended March 31, 2016 and 2015. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. There are no material indefinite-lived intangible assets.
The estimated amortization for the remainder of 2016 and each of the succeeding four years is:

Remainder of 2016	$2
2017	2
2018	1
2019	1
2020	1

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 13. Other Assets

	March 31, 2016	December 31, 2015
Leases receivable - non-current	$122	$125
Capitalized repair and maintenance costs	127	149
Pension assets	153	138
Deferred income taxes - non-current	39	47
Miscellaneous [1]	50	49
Total	$491	$508
1 Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $16 and $19 as of March 31, 2016 and December 31, 2015, respectively.
Direct Financing Leases
At two of its facilities in the U.S. (Borderland and Morses Mill), Chemours has constructed fixed assets on land that it leases from third parties. Management has analyzed these arrangements and determined these assets represent a direct financing lease, whereby Chemours is the lessor of this equipment. Chemours has recorded leases receivable of $135 and $138 at March 31, 2016 and December 31, 2015 respectively, which represent the balance of the minimum future lease payments receivable. The current portion of leases receivable is included in accounts and notes receivable - trade, net, as shown in Note 9. The long-term portion of leases receivable are included in other assets, as shown above. The Company periodically evaluates the realizable value of these leased assets and determined no impairment existed at March 31, 2016. There is no estimated future residual value of these leased assets.
Note 14. Debt
Long-term debt was comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Long-term debt:
Senior secured term loan	$1,489	$1,493
Senior unsecured notes:
6.625%, due May 2023	1,350	1,350
7.00%, due May 2025	750	750
6.125%, due May 2023 (€360)	403	395
Other	20	26
Total	4,012	4,014
Less: Unamortized issue discount on senior secured term loan	6	7
Less: Unamortized debt issuance costs	52	53
Less: Current maturities	34	39
Total long-term debt	$3,920	$3,915
Amendment to Senior Secured Credit Facilities
During the first quarter of 2016, Chemours and its Revolving Credit Facility lenders entered into a second amendment to the credit agreement that (a) replaced the total net leverage ratio financial covenant with a senior secured net leverage ratio financial covenant; (b) reduced the minimum levels required by the interest expense coverage ratio covenant; (c) increased the limits and extended the period of adding back the benefits of announced cost reduction initiatives in the determination of Consolidated EBITDA for the purposes of calculating the financial maintenance covenants; and (d) reduced the revolver commitment from $1,000 to $750. As a result of the amendment, the Company recorded a charge of approximately $4 to write off a proportionate amount of

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

unamortized debt issuance costs attributable to the reduction in revolver commitment, which was included in interest expense, net. Fees and expenses of approximately $2 incurred in connection with the amendment were capitalized in other assets of the Consolidated Balance Sheet, which will be amortized to interest expense on a straight-line basis over the remaining term of the Revolving Credit Facility.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants as of March 31, 2016.
Senior Unsecured Notes
Chemours is required to register the senior unsecured notes (the Notes) with the SEC within 465 days after the original issue date under a registration rights arrangement. If Chemours fails to do so, it would be required to pay additional interest at a rate of 0.25% for the first 90 days following a registration default and additional 0.25% per annum with respect to each subsequent 90-day period, up to a maximum rate of 0.50%, until the registration requirements are met. During April 2016, the Company filed a registration statement on Form S-4 in connection with the registration rights arrangement. The Notes exchange offer commenced following the effectiveness of the registration statement and is expected to be completed in May 2016. While considered remote, the maximum potential consideration to be transferred should the Company fail to meet the registration rights requirement would be approximately $90 through the Notes maturity dates. Also, in May 2016, the Company's Euro Notes were admitted to listing on the Official List and trading on the Global Exchange Market of the Irish Stock Exchange.
Maturities
There are no debt maturities prior to year 2022, except, in accordance with the credit agreement, Chemours has required quarterly principal payments related to the Term Loan Facility equivalent to 1.00% per annum beginning September 2015 through March 2022, with the balance due at maturity. Term Loan principal maturities over the next five years are $11 for the remainder of 2016 and $15 in each year from 2017 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2022 and beyond will be $3,906.
In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, the Company is also required to make additional principal repayment to the term loan facility equivalent to 50% of excess cash flow based on certain leverage targets (as defined in the credit agreement) with stepdowns to 25% and 0% as actual leverage decreases.
Debt Fair Value
The fair values of the Term Loan Facility, the 2023 notes, the 2025 notes and the 2023 Euro notes at March 31, 2016 were approximately $1,420, $1,095, $596 and $319, respectively. The estimated fair values of the Term Loan Facility and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.
Note 15. Commitments and Contingent Liabilities
(a) Guarantees
Chemours has directly guaranteed various obligations of customers, suppliers and other third parties. As of March 31, 2016 and December 31, 2015, the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties is approximately $8. No amounts were accrued at March 31, 2016 and December 31, 2015.

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
Asbestos
At March 31, 2016, there were approximately 2,180 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products. At March 31, 2016 and December 31, 2015, Chemours had an accrual of $44 related to this matter. Chemours reviews this estimate and related assumptions quarterly and annually updates the results of an approximate 20-year projection. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.
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
A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015. Plaintiffs alleged that Mr. Hood's Acute Myelogenous Leukemia (AML) was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause cancer or leukemia. The jury found in the Plaintiffs favor awarding $6.9 in compensatory damages and $1.5 in punitive damages. In March 2016, acting on the Company's motion, the Court struck the punitive award. Through DuPont, Chemours has filed a motion for new trial and, if denied, will appeal the remaining award based upon substantial errors made at the trial court. Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each Benzene matter is highly fact driven and impacted by disease, exposure and other factors, a range of such losses cannot be reasonably estimated at this time.
PFOA
Prior to the fourth quarter of 2014, Chemours used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. Chemours had accruals of $20 related to the PFOA matters discussed below at March 31, 2016 and December 31, 2015.
The accruals include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP). These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.

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
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of March 31, 2016, less than $1 has been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA) and private well users.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2016, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia. These lawsuits are consolidated in multi-district litigation (MDL) in Ohio federal court. Based on the information currently available to the Company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 30 lawsuits alleging wrongful death. In the third quarter of 2014, six plaintiffs from the MDL were selected for individual trial. The first case (Bartlett v. DuPont) was tried to a verdict on October 7, 2015. The Plaintiff alleged that PFOA in drinking water caused her kidney cancer with causes of action for negligence and negligent infliction of emotional distress. The jury found in favor of the Plaintiff, awarding $1.1 in damages for negligence and $0.5 for emotional distress. The jury found that DuPont’s conduct did not warrant punitive damages. DuPont Management believes that rulings made before and during the trial resulted in several significant and meritorious grounds for appeal, and has filed an appeal to the Sixth Circuit. The second case (Wolf v. DuPont), set for trial in March 2016, has been settled for an amount well below the incremental cost of preparing for trial. There are three more trials scheduled in 2016, with the next trial starting in May 2016.
The court announced that, starting in May 2017, 40 individual plaintiff trials will be scheduled per year. This multi-year plan pertains only to the cases claiming cancer, which represents approximately 7% of the total number of cases in the MDL. The remaining cases, comprising approximately 93% of the docket, will remain inactive.
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
(c) Environmental
Chemours, by virtue of its status as a subsidiary of DuPont prior to the Distribution, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
At March 31, 2016, the Interim Consolidated Balance Sheets included a liability of $293, relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 above the amount accrued at March 31, 2016. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual is $86 as of March 31, 2016 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 including previously accrued amounts. This could have a material impact on the liquidity of Chemours in any given period if recognized. However, management does not believe this would have a material adverse effect on Chemours' overall financial condition, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site were ceased in the mid 1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the NJDEP, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years, which is included in the remediation accrual as of March 31, 2016, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan. The Company expects these activities to begin sometime on or after mid-2016; however initiation of this work in the field is dependent upon timing of agency approval of permits and implementation plans.
Note 16. Financial Instruments
Derivative Instruments
Foreign Currency Forward Contracts
Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement,

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Chemours has elected to present the derivative assets and liabilities on a gross basis on the balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the statements of operations during the period in which they occurred.
At March 31, 2016, there were 40 foreign currency forward contracts outstanding with an aggregate gross notional value of $270. Chemours recognized losses of $1 and $11 for the three months ended March 31, 2016 and 2015, respectively, in other income, net in the Interim Consolidated Statements of Income.
Net Investment Hedge - Foreign Currency Borrowings
Beginning on July 1, 2015, Chemours designated its €360 Euro notes (see Note 14) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours used the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro notes due to remeasurement of the effective portion is reported in accumulated other comprehensive income on the balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. For the three months ended March 31, 2016, Chemours did not record any ineffectiveness and recognized a loss of $7 on its net investment hedges in accumulated other comprehensive income (loss).
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2016	December 31, 2015
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$1	$2
Total asset derivatives		$1	$2

Liability derivatives
Foreign currency forward contracts	Other accrued liabilities	$2	$2
Total liability derivatives		$2	$2
We classify our foreign currency forward contracts as Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 17. Long-Term Employee Benefits
The components of net periodic benefit cost (income) for all significant pension plans were as follows:

	Three months ended March 31,
	2016	2015
Service cost	$3	$3
Interest cost	5	5
Expected return on plan assets	(16)	(21)
Amortization of loss	4	4
Amortization of prior service cost	—	1
Net periodic benefit income	$(4)	$(8)
The net periodic benefit income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company’s employees.
Chemours made cash contributions of $5 to its pension plans during the three months ended March 31, 2016, and expects to make additional cash contributions of $13 to the pension plan during the remainder of 2016.
Participation in the DuPont Plans
Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. benefit plans, except in the Netherlands and Taiwan, as though they were participants in a multi-employer plan with the other businesses of DuPont. As a result, for the three months ended March 31, 2015, Chemours recognized $27 of pension and other long-term benefit expenses allocated by DuPont based on Chemours' active employee headcount.
Note 18. Stock-based Compensation
Total stock-based compensation cost included in the Interim Consolidated Statements of Income was $5 and $2 for the three months ended March 31, 2016 and 2015, respectively. The income tax benefits related to stock-based compensation arrangements were $2 and less than $1 for the three months ended March 31, 2016 and 2015, respectively.
Stock-based compensation expense in prior years and until separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours employees participated. Adopted at separation, the Chemours Equity and Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of awards, including stock options and restricted stock units (RSUs). The Equity and Incentive Plan has a maximum shares reserve of 13,500,000 for the grant of equity awards plus the number of shares of DuPont equity awards that converted into new Chemours equity awards. The Chemours Compensation Committee determines the long-term incentive mix, including stock options and RSUs, and may authorize new grants annually. As of March 31, 2016, 8,976,857 shares of the Equity and Incentive Plan are still available for grants. Subject to vesting conditions of the award, a retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.
Stock Options
In the first quarter 2016, Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from date of grant. The expense related to stock options granted in the three months ended March 31, 2016 was based on the assumptions shown in the table below. No stock options were granted by Chemours in the three months ended March 31, 2015.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Assumptions	Three Months Ended March 31, 2016
Risk-free interest rate	1.47%
Expected term (years)	6.00
Volatility	80.24%
Dividend yield	2.22%
Fair value per stock option	$3.15
The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the average volatility of peer companies adjusted for the Company's debt leverage. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined using a simplified approach, calculated as the midpoint between the vesting period and the contractual life of the award.
The following table summarizes Chemours stock option activity for the three months ended March 31, 2016.

	Number of Shares (in thousands)	Weighted Average Exercise Price(per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	8,284	$14.66	4.82	$—
Granted	1,285	5.40
Exercised	—	—
Forfeited	(95)	17.45
Expired	(356)	5.82
Outstanding, March 31, 2016	9,118	13.68	5.50	$2,055
Exercisable, March 31, 2016	5,595	13.68	3.80	$—
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of March 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the company's stock. No options were exercised in the three months ended March 31, 2016. As of March 31, 2016, $4 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.67 years.
RSUs
In the first quarter 2016, Chemours granted additional RSUs to key senior management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.
Non-vested awards of RSUs, both with and without a performance condition, as of March 31, 2016 are shown below. The weighted-average grant-date fair value of RSUs granted during the first quarter 2016 was $5.39.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	2,349	14.87
Granted	779	5.39
Vested	(540)	16.01
Forfeited	(29)	14.95
Nonvested, March 31, 2016	2,559	11.82
As of March 31, 2016, there was $23 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.50 years.
Performance Share Units
In the first quarter 2016, Chemours issued performance share units (“PSU”) to key senior management employees, which upon vesting, covert one-for-one to Chemours' common stock if specified performance goals, including certain market-based conditions, are met over three year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the three months ended March 31, 2016, the Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of less than $1. There were no PSUs granted prior to the first quarter of 2016.
The following table provides compensation costs for stock-based compensation related to PSUs.

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	—	$—
Granted	734	6.10
Vested	—	—
Forfeited	—	—
Nonvested, March 31, 2016	734	$6.10
A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three months ended March 31, 2016 was $6.10. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods over 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 19. Segment Information
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

Three months ended March 31,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2016
Net sales	$521	$531	$245	$—	$1,297
Adjusted EBITDA	54	85	10	(21)	$128
Depreciation and amortization	22	24	11	9	66

2015
Net sales	$545	$552	$266	$—	$1,363
Adjusted EBITDA	93	75	1	(24)	145
Depreciation and amortization	31	21	12	—	64
Total Adjusted EBITDA reconciles to consolidated income before income taxes as follows:

	Three months ended March 31,
	2016	2015
Total Adjusted EBITDA	$128	$145
Interest	(57)	—
Depreciation and amortization	(66)	(64)
Non-operating pension and other postretirement employee benefit costs	7	(7)
Exchange losses	(6)	(16)
Restructuring charges	(17)	—
Transaction, legal and other charges	(8)	—
Gain on sale of assets or business	89	—
Income before income taxes	70	58
Provision for income taxes	19	15
Net income	$51	$43

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 20. Subsequent Events
On April 22, 2016, the Company entered into a stock and asset purchase agreement with LANXESS Corporation, (“Lanxess”), pursuant to which Lanxess has agreed to acquire Chemours’ Clean & Disinfect product line (the “C&D Business”) by acquiring certain Chemours' subsidiaries, including a guarantor subsidiary, and assets comprising the C&D business for a purchase price of $230 in cash, subject to customary working capital and other adjustments. The company expects to close the transaction and record a gain in the second half of 2016. The completion of the transaction is subject to certain customary closing conditions and regulatory approvals.
Note 21. Guarantor Condensed Consolidating Financial Information
In connection with the issuance of the Notes by The Chemours Company (the “Parent Issuer”), this guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain subsidiaries (together, the “Guarantor Subsidiaries”).
Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries of the Notes, excluding the Parent Issuer, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.
The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the Consolidating Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015;

•	the Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015; and

•	the Consolidating Statements of Cash Flows for the three months ended March 31, 2016 and 2015.
As discussed in Note 2, Chemours did not operate as a separate, stand-alone entity for the full period covered by consolidated financial statements. Prior to our separation on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including, but not limited, to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. The accompanying condensed consolidated financial information for the three months ended March 31, 2015 have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont.
The condensed consolidating financial information are presented using the equity method of accounting for its investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the interim consolidated financial statements presented and other notes related thereto contained in this quarterly report.
As discussed in Note 20, the Company entered into a stock and asset purchase agreement with Lanxess, pursuant to which Lanxess has agreed to acquire Chemours’ C&D Business by acquiring certain Chemours’ subsidiaries and assets comprising the C&D business, which include a guarantor subsidiary International Dioxcide, Inc. (“IDI”), a restricted subsidiary as defined in the indenture governing the notes. IDI will be automatically released from the guarantees pursuant to the provision of the indenture upon completion of the sale, which is expected to be completed in the second half of 2016.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$981	$721	$(405)	$1,297
Cost of goods sold	—	875	617	(397)	1,095
Gross profit	—	106	104	(8)	202
Selling, general and administrative expense	7	98	33	(5)	133
Research and development expense	—	22	1	—	23
Employee separation and asset related charges, net	—	17	—	—	17
Total expenses	7	137	34	(5)	173
Equity in earnings of affiliates	—	—	5	—	5
Equity in earnings of subsidiaries	78	—	—	(78)	—
Interest expense, net	(56)	(1)	—	—	(57)
Intercompany interest income (expense), net	15	1	(16)	—	—
Other income (loss), net	5	99	(5)	(6)	93
Income before income taxes	35	68	54	(87)	70
(Benefit from) provision for income taxes	(16)	29	9	(3)	19
Net income	51	39	45	(84)	51
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Chemours	$51	$39	$45	$(84)	$51
Comprehensive income attributable to Chemours	$62	$39	$63	$(102)	$62

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,027	$761	$(425)	$1,363
Cost of goods sold	—	892	653	(434)	1,111
Gross profit	—	135	108	9	252
Selling, general and administrative expense	—	109	58	—	167
Research and development expense	—	23	—	—	23
Total expenses	—	132	58	—	190
Equity in earnings of affiliates	—	—	3	—	3
Equity in earnings of subsidiaries	43	—	—	(43)	—
Other expense, net	—	(2)	(5)	—	(7)
Income before income taxes	43	1	48	(34)	58
Provision for income taxes	—	—	15	—	15
Net income	43	1	33	(34)	43
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Chemours	$43	$1	$33	$(34)	$43
Comprehensive (loss) income attributable to Chemours	$(133)	$1	$(143)	$142	$(133)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Balance Sheets

	March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash	$—	$175	$260	$—	$435
Accounts and notes receivable - trade, net	—	416	490	—	906
Intercompany receivable	19	565	102	(686)	—
Inventories	—	459	520	(31)	948
Prepaid expenses and other	—	40	57	(15)	82
Total current assets	19	1,655	1,429	(732)	2,371
Property, plant and equipment	—	7,104	1,988	—	9,092
Less: Accumulated depreciation	—	(4,937)	(956)	—	(5,893)
Net property, plant and equipment	—	2,167	1,032	—	3,199
Goodwill	—	141	24	—	165
Other intangible assets, net	—	10	—	—	10
Investments in affiliates	—	9	135	—	144
Investment in subsidiaries	3,231	—	—	(3,231)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	16	254	221	—	491
Total assets	$4,416	$4,236	$2,841	$(5,113)	$6,380
Liabilities and equity
Current liabilities:
Accounts payable	$1	$548	$293	$—	$842
Short-term borrowings and current maturities of long-term debt	15	19	—	—	34
Intercompany payable	230	102	354	(686)	—
Other accrued liabilities	64	431	116	—	611
Total current liabilities	310	1,100	763	(686)	1,487
Long-term debt	3,918	2	—	—	3,920
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	194	45	—	239
Other liabilities	—	443	99	—	542
Total liabilities	4,228	1,739	2,057	(1,836)	6,188
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	188	2,497	780	(3,277)	188
Noncontrolling interests	—	—	4	—	4
Total equity	188	2,497	784	(3,277)	192
Total liabilities and equity	$4,416	$4,236	$2,841	$(5,113)	$6,380

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash	$—	$95	$271	$—	$366
Accounts and notes receivable - trade, net	—	344	515	—	859
Intercompany receivable	3	459	54	(516)	—
Inventories	—	493	501	(22)	972
Prepaid expenses and other	—	49	52	3	104
Total current assets	3	1,440	1,393	(535)	2,301
Property, plant and equipment	—	7,070	1,945	—	9,015
Less: Accumulated depreciation	—	(4,899)	(939)	—	(5,838)
Net property, plant and equipment	—	2,171	1,006	—	3,177
Goodwill	—	141	25	—	166
Other intangible assets, net	—	10	—	—	10
Investments in affiliates	—	9	127	—	136
Investments in subsidiaries	3,105	—	—	(3,105)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	19	275	214	—	508
Total assets	$4,277	$4,046	$2,765	$(4,790)	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$—	$637	$336	$—	$973
Short-term borrowings and current maturities of long-term debt	15	24	—	—	39
Intercompany payable	202	54	260	(516)	—
Other accrued liabilities	21	287	146	—	454
Total current liabilities	238	1,002	742	(516)	1,466
Long-term debt	3,913	2	—	—	3,915
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	173	61	—	234
Other liabilities	—	456	97	—	553
Total liabilities	4,151	1,633	2,050	(1,666)	6,168
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	126	2,413	711	(3,124)	126
Noncontrolling interests	—	—	4	—	4
Total equity	126	2,413	715	(3,124)	130
Total liabilities and equity	$4,277	$4,046	$2,765	$(4,790)	$6,298

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(17)	$21	$32	$—	$36
Investing activities
Purchases of property, plant and equipment	—	(47)	(42)	—	(89)
Proceeds from sales of assets, net	—	140	—	—	140
Foreign exchange contract settlements	—	(1)	—	—	(1)
Intercompany investing activities	—	(28)	—	28	—
Cash provided by (used for) investing activities	—	64	(42)	28	50
Financing activities
Intercompany short-term borrowings, net	28	—	—	(28)	—
Debt repayments	(4)	(5)	—	—	(9)
Dividends paid	(5)	—	—	—	(5)
Debt issuance costs	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	17	(5)	—	(28)	(16)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Increase in cash	—	80	(11)	—	69
Cash at beginning of period	—	95	271	—	366
Cash at end of period	$—	$175	$260	$—	$435

	Three Months Ended March 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash used for operating activities	$—	$(124)	$(119)	$5	$(238)
Investing activities
Purchases of property, plant and equipment	—	(85)	(52)	—	(137)
Proceeds from sales of assets, net	—	6	2	—	8
Investment in affiliates	—	—	(30)	—	(30)
Cash used for investing activities	—	(79)	(80)	—	(159)
Financing activities
Net transfers from DuPont	—	203	199	(5)	397
Cash provided by financing activities	—	203	199	(5)	397
Effect of exchange rate changes on cash	—	—	—	—	—
Increase in cash	—	—	—	—	—
Cash at beginning of period	—	—	—	—	—
Cash at end of period	$—	$—	$—	$—	$—

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of our results of operations and financial condition, which we refer to as “MD&A”, supplements the unaudited interim consolidated financial statements included in this quarterly report to help provide an understanding of our financial condition, changes in financial condition and results of our operations. The discussion and analysis presented below refers to and should be read in conjunction with the unaudited interim consolidated financial statements included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Cautionary Statements About Forward-Looking Statements
This section and other parts of this quarterly report contain forward-looking statements, within the meaning of the federal securities laws, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words "believe," "expect," "anticipate," "plan," "estimate," "target," "project" and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made.
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include those discussed in the "Forward-Looking Statements" and the "Risk Factors" sections in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.
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
Recent Developments
On April 22, 2016, the Company entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with LANXESS Corporation, (“Lanxess”), pursuant to which Lanxess has agreed to acquire Chemours’ Clean & Disinfect product line (the “C&D Business”) by acquiring certain Chemours' subsidiaries and assets comprising the C&D business for a purchase price of $230 million in cash, subject to customary working capital and other adjustments. The company expects the transaction to close in the second half of 2016. The completion of the transaction is subject to certain customary closing conditions and regulatory approvals.
On March 1, 2016, the Company completed the sale of its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow) for a cash proceeds of approximately $140 million. As part of this transaction, Chemours also entered into a supply agreement with an initial two-year term to supply Dow with its additional aniline requirements from Chemours' Pascagoula,

Mississippi production facility.
In February 2016, the company and its credit facility lenders entered into an amendment of the existing credit agreement. The amendment changed the leverage ratio covenant to the senior secured net leverage ratio, reduced the minimum levels of interest expense coverage ratio, extended the time during which company can add back benefits of announced cost reduction initiatives on a pro forma basis to consolidated EBITDA (as defined in the credit agreement), increased the amount of pro forma add backs, and reduced the revolver commitment to $750 million.
In January 2016, Chemours and DuPont entered into an agreement, which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements. As a result, Chemours was not required to make any payments to DuPont, nor did DuPont make any payments to Chemours. In addition, the agreement set forth an advance payment by Dupont of approximately $190 million, which was paid to Chemours in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over twelve to fifteen months under existing agreements with Chemours. See note 4 to the interim consolidated financial statements for additional information.
Our First Quarter 2016 Results and Business Highlights
Net sales for the three months ended March 31, 2016 were $1.3 billion, a decrease of 5% from $1.4 billion for the three months ended March 31, 2015. We recognized a net income of $51 million for the three months ended March 31, 2016, compared with net income of $43 million for the same period in 2015. Our Adjusted EBITDA was $128 million and $145 million for the three months ended March 31, 2016 and 2015, respectively. Our results for the quarter reflect improvements from Fluoroproducts and Chemical Solutions performance and our cost reduction initiatives, offset by lower sales price in Titanium Technology segment and unfavorable currency impact.
Results of Operations

	Three months ended March 31,
(Dollars in millions)	2016	2015
Net sales	$1,297	$1,363
Cost of goods sold	1,095	1,111
Gross profit	202	252
Selling, general and administrative expense	133	167
Research and development expense	23	23
Employee separation and asset related charges, net	17	—
Total expenses	173	190
Equity in earnings of affiliates	5	3
Interest expense, net	(57)	—
Other income (expense), net	93	(7)
Income before income taxes	70	58
Provision for income taxes	19	15
Net income	51	43
Less: Net income attributable to noncontrolling interests	—	—
Net income attributable to Chemours	$51	$43
Net Sales
Net sales in the first quarter of 2016 were $1.3 billion, a decrease of approximately 5% compared to $1.4 billion in the first quarter of 2015. The decrease in net sales was due to lower selling price of TiO2 and unfavorable impact of foreign currency movements, primarily the Euro against the U.S. dollar. These decreases were offset by higher volumes in Titanium Technology and Chemical Solutions segments.

The table below shows the impact of price, volume, currency and portfolio changes on net sales for the three months ended March 31, 2016 compared with 2015:

			Percentage change due to:
(Dollars in millions)	2016 Net Sales	Percentage Change vs 2015	Local Price	Volume	Currency Effect	Portfolio/Other
Worldwide	$1,297	(5)%	(6)%	4%	(2)%	(1)%
Cost of goods sold
Cost of goods sold (COGS) decreased 1% in the three months ended March 31, 2016 in comparison with the same period in 2015. The decrease was driven by lower production costs from lower costs of raw materials, lower overhead costs resulting from the global headcount reduction implemented in the second half of 2015 and portfolio mix, and slightly favorable currency impact of approximately 1%. These decreases were partially offset by increases in sales volumes and approximately $3 million of inventory write-down in the Chemical Solutions segment in the three months ended March 31, 2016 as a result of the previously announced reactive metals solution restructuring. COGS as a percentage of net sales increased by 3% in the three months ended March 31, 2016 in comparison with the same period in 2015 primarily driven by lower average selling prices primarily in TiO2 and unfavorable foreign currency impact on our net sales over our fixed U.S. dollar costs.
Selling, general and administrative expense
Selling, general and administrative (SG&A) expense decreased 20% to $133 million for the three months ended March 31, 2016 when compared to the same period in 2015. This decrease is primarily driven by the cost reduction initiatives implemented during the second of 2015, such as the global workforce reduction and other initiatives in connection with the transformation plan, as well as lower employee benefits. These decreases were partially offset by $5 million of transactions, legal and other related charges incurred in the first quarter of 2016. No similar charges were incurred in the first quarter of 2015. SG&A as a percentage of net sales decreased by 2% due primarily to cost reduction initiatives described above.
Research and development expense
Research and development activities remained flat in comparison to the prior period.
Employee separation and asset-related charges, net
For the three months ended March 31, 2016 , we recorded pre-tax charges of approximately $17 million, for employee separation and other asset-related charges in connection with several restructuring actions initiated in second half of 2015. This cost includes $8 million related to our Edge Moor manufacturing plant decommissioning and dismantling activities in Titanium Technology segment and $4 million related to decommissioning activities of certain production lines in Fluoroproducts segment. We also incurred additional $4 million of employee separation costs due to continued efforts to streamline and simplify our organizational structure and to reduce costs.
Interest expense, net
We incurred interest expense of $57 million for the three months ended March 31, 2016 related to our outstanding long-term debts, including a charge of approximately $4 million to write off a proportionate amount of unamortized debt issuance costs attributable to the reduction in our revolver commitment. There was no comparable expense incurred in the same period in 2015. See Note 14 to our unaudited interim consolidated financial statements for additional information related to our indebtedness.
Other income (expense), net
Other income, net for the three months ended March 31, 2016 primarily includes $89 million of gain recognized from the sale of our aniline facility in Beaumont, Texas to Dow. See Note 6 to the interim consolidated financial statements for additional information related to the sale and component of other income (expense), net.
Provision for income taxes
For the three months ended March 31, 2016, Chemours recorded a tax provision of $19 million with an effective income tax rate of approximately 27%. For the three months ended March 31, 2015, Chemours recorded a tax provision of $15 million with an effective tax rate of approximately 26%. The $4 million increase in the tax provision and slight increase in our effective income tax rate was due primarily to increases in pre-tax income.

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
A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2016 and 2015 is included in Non-GAAP Financial Measures of this Item 2 and in Note 19 to the interim consolidated financial statements.
Titanium Technologies

	Three months ended March 31,
(Dollars in millions)	2016	2015
Segment Net Sales	$521	$545
Adjusted EBITDA	54	93
Adjusted EBITDA Margin	10%	17%

Change in segment net sales from prior period	Three months ended March 31, 2016
Price	(16)%
Volume	13%
Currency	(1)%
Portfolio / Other	—%
Total change	(4)%
Segment Net Sales: Net sales decreased by 4% for the three months ended March 31, 2016, compared with the same period in 2015, due primarily to lower selling prices and the continued negative effect of foreign currency primarily against the Euro, Taiwan new dollar and Chinese yuan, while higher volume partially offsets these declines. All regions except China and Latin America experienced higher volumes in the three months ended March 31, 2016 when compared to the same period in 2015. The higher volume in 2016 were in line with seasonal and historical trends, coupled with slight increase in demand from certain of our customers, while 2015 experienced an unusually low volume.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin decreased during the three months ended March 31, 2016 in comparison with same period in 2015, primarily driven by lower sales and margin due to lower selling price and unfavorable effects of foreign currency. These decreases were partially offset by productivity improvement initiatives, which resulted in lower raw materials and lower plant operating costs, including the impact of the Edge Moor plant shut-down and global headcount reductions implemented in the second half of 2015.

Fluoroproducts

	Three months ended March 31,
(Dollars in millions)	2016	2015
Segment Net Sales	$531	$552
Adjusted EBITDA	85	75
Adjusted EBITDA Margin	16%	14%

Change in segment net sales from prior period	Three months ended March 31, 2016
Price	4%
Volume	(3)%
Currency	(5)%
Portfolio / Other	—%
Total change	(4)%
Segment Net Sales: Net sales decreased by 4% for the three months ended March 31, 2016 in comparison with the same period in 2015. Opteon™ refrigerant adoption delivered significant increase in volume over the prior period, along with a higher demand for industrial application fluoropolymer products. These increases, however, were offset by lower volume growth over the prior period due to weaker demand for fluoropolymer products mainly in the consumer electronics industry, phase down of HCFCs refrigerants (i.e., Freon™) as stipulated by the Montreal Protocol and unfavorable foreign currency impact, primarily against the Euro, Brazilian real and Argentine peso among others, resulting in an overall decrease in net sales.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three months ended March 31, 2016 in comparison with same period in 2015. Both increases were primarily due to improved operations of our manufacturing facilities. We incurred approximately $9 million incremental costs in the three months ended March 31, 2015 due to plant outages in our manufacturing facilities that did not recur in 2016. Margin improvement from Opteon™ during the quarter was partially offset by an unfavorable product mix of fluoropolymers.
Chemical Solutions

	Three months ended March 31,
(Dollars in millions)	2016	2015
Segment Net Sales	$245	$266
Adjusted EBITDA	10	1
Adjusted EBITDA Margin	4%	less than 1%

Change in segment net sales from prior period	Three months ended March 31, 2016
Price	(8)%
Volume	3%
Currency	(1)%
Portfolio / Other	(2)%
Total Change	(8)%
Segment Net Sales: Net sales decreased by 8% in the three months ended March 31, 2016 in comparison with the same period in 2015, primarily due to lower prices resulting from the impact of lower raw materials costs on contractual pass-through terms, portfolio change (i.e. a reduction in aniline sales due to the sale of our Beaumont, Texas facility) and an unfavorable impact of foreign currency exchange rates including the Euro and British pound. These decreases were partially offset by increases in volume across all business units during the three months ended March 31, 2016.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three months ended March 31, 2016 in comparison with same period in 2015. Both increases were driven primarily by the cost reduction efforts, including the global headcount reductions during the second half of 2015 and improvement in plant operating costs.
2016 Outlook
With our transformation plan on track, we expect to reduce structural costs by an additional $200 million in 2016. These cost savings are primarily from actions taken during 2015 including facilities closures, headcount reductions, procurement and productivity enhancements, suspension of 2016 annual salary increases globally, subject to contractual and legal limitations, and suspension of discretionary contribution component in our U.S. 401(k) plan. We anticipate that we will need to establish additional cost reduction initiatives during 2016 to realize our target of reducing structural costs by $350 million through 2017.
For the remainder of 2016, we believe that those cost reductions and our growth initiatives in our transformation plan will help us deliver full year Adjusted EBITDA above our 2015 performance. Along with a reduction in capital spending and strategic steps, we expect to generate modestly positive free cash flow during the year. Our outlook reflects our current visibility and expectations on our strategic actions, market factors, such as currency movements, TiO2 pricing, and end-market demand.
Liquidity & Capital Resources
Chemours' primary source of liquidity is cash generated from operations, available cash and borrowings under the credit facilities as described below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow to repay outstanding borrowings, selectively invest for growth to enhance our portfolio including certain strategic capital investments, and return cash to shareholders through dividend payments.
Over the next 12 months, Chemours expects to have interest payments, capital expenditures, principal repayments, and restructuring payments. The Company may also use its available cash to reduce its indebtedness and improve its leverage position. We expect to fund these payments through cash generated from operations, asset dispositions, available cash and borrowings under the revolving credit facility. We anticipate that our operations and revolving credit facility will provide sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility is subject to the last 12 months of our consolidated EBITDA as defined under the credit agreement.
Cash Flow
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Three months ended March 31,
(Dollars in millions)	2016	2015
Cash provided by (used for) operating activities	$36	$(238)
Cash provided by (used for) investing activities	50	(159)
Cash (used for) provided by financing activities	(16)	397
Operating Activities
Cash provided by operating activities improved by $274 million for the three months ended March 31, 2016 as compared to the same period in 2015 due to working capital improvements and the advance payment of $190 million that we received from DuPont in February 2016, partially offset by interest payments in the first quarter of 2016.

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2016 includes the $140 million proceeds from the sale of our aniline facility in Beaumont, Texas to Dow offset by capital expenditures during the period. Our capital expenditures decreased by approximately $48 million when compared to the same period in 2015 due to lower spend primarily from the near-completion of our Altamira plant expansion and no separation-related expenditures in 2016.
We expect our capital expenditure for 2016 to be less than the 2015 annual spend excluding separation related expenditures.
Financing Activities
In 2015, cash provided by financing activities was primarily from the net cash transfers from DuPont to fund Chemours' capital expenditures and operating activities. There were no significant financing activities during the first quarter of 2016 other than the amendment to our credit facilities described within "Liquidity & Capital Resources - Credit Facilities" of this MD&A.
Current Assets

	March 31,	December 31,
(Dollars in millions)	2016	2015
Cash	$435	$366
Accounts and notes receivable - trade, net	906	859
Inventories	948	972
Prepaid expenses and other	82	104
Total current assets	$2,371	$2,301
Accounts and notes receivable - trade, net at March 31, 2016 increased $47 million compared to December 31, 2015 primarily due to timing of collections of trade accounts receivable and favorable currency translation of approximately $8 million.
Inventories at March 31, 2016 decreased $24 million compared to December 31, 2015 due to continued effort to decrease inventory on hand, as well as lower cost of raw materials and production costs, and approximately $3 million of inventory write-down in the Chemical Solutions segment in the three months ended March 31, 2016 as a result of the previously announced reactive metals solution restructuring. These decreases were partially offset by favorable currency translation of approximately $5 million.
Prepaid expenses and other current assets at March 31, 2016 decreased by $22 million compared to December 31, 2015 due to sale of our aniline facility in Beaumont, Texas in February 2016, which was previously classified as assets held-for-sale of approximately $46 million included in this account as of December 31, 2015. This decrease was offset by an increase in prepaid taxes.
Current Liabilities

	March 31,	December 31,
(Dollars in millions)	2016	2015
Accounts payable	$842	$973
Short-term borrowings and current maturities of long-term debt	34	39
Other accrued liabilities	611	454
Total current liabilities	$1,487	$1,466
Accounts payable decreased by $131 million compared to December 31, 2015 due to timing of payments to vendors and lower capital expenditures. Other accrued liabilities includes the advance payment we received from DuPont, which was recorded as deferred liability, and approximately $166 million remain outstanding as of March 31, 2016.

Credit Facilities and Notes
In February 2016, an amendment to our credit agreement reduced the total revolver commitment under the revolving credit facility to $750 million beginning in the first quarter of 2016 and revised certain covenants. The proceeds of any loans made under the revolving credit facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At March 31, 2016, the facility has a full borrowing capacity of $750 million. At March 31, 2016, we had $141 million letters of credit issued and outstanding under this facility.
The credit agreement contains financial covenants which, solely with respect to the revolving credit facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default.
The senior secured credit facilities and the senior unsecured notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours. Chemours was in compliance with its debt covenants as of March 31, 2016.
There are no debt maturities prior to the year 2022, except, in accordance with the credit agreement, Chemours is required to make principal payments related to the Term Loan Facility of $11 million for the remainder of 2016 and $15 million in each year from 2017 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2022 and beyond will be $3,906 million. In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, Chemours is also required to make additional principal repayment to the Term Loan Facility equivalent to 50% of excess cash flow based on certain leverage targets (as defined in the credit agreement) with stepdowns to 25% and 0% as actual leverage decreases. See Note 14 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information related to our indebtedness.
Supplier Financing
Chemours has entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under this program. At March 31, 2016, the payment instructions from Chemours were $138 million. Pursuant to their agreement with the financial institution, certain suppliers may elect to get paid early at their discretion. The available capacity under this program can vary based on the number of investors participating in this program at any point in time.
Contractual Obligations
Chemours’ contractual obligations at March 31, 2016 did not significantly change from its contractual obligations previously disclosed at December 31, 2015, except in January 2016, Chemours and DuPont entered into an agreement that set forth an advance payment of approximately $190 million for certain specified goods and services to be provide to DuPont over the next twelve to fifteen months under existing agreements with Chemours. See Note 4 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information.
Off Balance Sheet Arrangements
Information with respect to Chemours’ guarantees is included in Note 16 to the unaudited interim consolidated financial statements and in Note 19 to the consolidated financial statements in our Annual Report on Form 10-K. Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates
Chemours’ significant accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" section and Note 3 to the consolidated financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
See Note 3 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for discussions of recent accounting pronouncements.
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
Remediation Accrual
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. There have been no significant changes to the remediation accrual as of March 31, 2016 from December 31, 2015.
As of December 31, 2015, Chemours, through DuPont, has been notified of potential liability under CERCLA or similar state laws at about 174 sites around the U.S., including approximately 22 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 53 of these sites. Approximately 66 sites have been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in "de minimis buyouts" with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. No new notices of potential liability at any sites were received during the three months ended March 31, 2016.
At March 31, 2016, we recorded an environmental liability of approximately $293 million relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities and their associated costs depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other PRPs. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at March 31, 2016, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 million above the amount accrued at March 31, 2016. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.

Pompton Lakes
The environmental remediation accrual is $86 million as of March 31, 2016 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 million, including previously accrued amounts. This could have a material impact on the liquidity of Chemours in any given period if recognized. However, management does not believe this would have a material adverse effect on Chemours’ overall financial position, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site ceased in the mid 1990’s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 million over the next two to three years, which is included in the remediation accrual as of March 31, 2016, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s proposed plan. The Company expects these activities to begin sometime on or after mid-2016; however initiation of this work in the field is dependent upon timing of agency approval of permits and implementation plans.
PFOA
See discussion under “PFOA” in Note 15 to the interim consolidated financial statements included in this quarterly report on Form 10-Q.
Non-GAAP Financial Measures
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide non-GAAP financial measures (“Adjusted EBITDA”, “Adjusted Net Income” and ”Free Cash Flow”) to provide investors with a better understanding of the Company’s performance when analyzing changes in our underlying business between reporting periods and to allow for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker (CODM).
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
Adjusted Net Income (Loss) is defined as net income (loss) attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization, and certain provision for (benefit from) income taxes. Free Cash Flow is defined as cash provided by (used in) operating activities less cash used for purchases of property, plant and equipment as disclosed in the consolidated statements of cash flows (a GAAP financial measures).
We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provide in this quarterly report on Form 10-Q, should be read in conjunction with the Company’s interim financial statements and notes thereto included in this quarterly report as well as the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income attributable to Chemours for the periods presented:

	Three months ended March 31,
(Dollars in millions)	2016	2015
Net income attributable to Chemours	$51	$43
Non-operating pension and other postretirement employee benefit costs	(7)	7
Exchange losses	6	16
Restructuring charges	17	—
Gain on sale of assets or business	(89)	—
Transaction, legal and other charges	8	—
Provision for (benefit from) income taxes relating to reconciling items [1]	25	(7)
Adjusted Net Income	11	59
Net income attributable to noncontrolling interests	—	—
Interest expense, net	57	—
Depreciation and amortization	66	64
All remaining (benefit from) provision for income taxes [1]	(6)	22
Adjusted EBITDA	$128	$145

Weighted average number of common shares outstanding - Basic [2]	181,281,166	180,966,833
Weighted average number of common shares outstanding - Diluted [2]	181,503,140	180,966,833
Earnings per common share, basic	$0.28	$0.24
Earnings per common share, diluted	$0.28	$0.24
Adjusted earnings per common share, basic	$0.06	$0.33
Adjusted earnings per common share, diluted	$0.06	$0.33

[1]	Total of provision for (benefit from) income taxes reconciles to the amount reported in the unaudited consolidated statement of income for the three months ended March 31, 2016 and 2015.

[2]
On July 1, 2015, DuPont distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. All earnings per common share amounts for the three months ended March 31, 2015 were calculated using the number of shares distributed on July 1, 2015.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. For the three months ended March 31, 2016, we entered into foreign currency forward contracts and had 40 open contracts with an aggregate notional U.S. dollar equivalent of $270 million, the fair value of which amounted to less than $1 million of net unrealized loss.

In a hypothetical adverse change in the market prices or rates that existed at March 31, 2016, a 10% increase in the U.S. dollar against our outstanding hedged contracts on foreign currencies, such as the Euro, Swiss francs, and Japanese yen, at the currency exchange rates as of March 31, 2016 would increase our net loss by approximately $8 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would decrease our net loss by approximately $9 million.
Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2016, Chemours did not record any ineffectiveness and recognized a loss of $7 million on its net investment hedges within accumulated other comprehensive income (loss).
Chemours' risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 16 to the interim consolidated financial statements for further information.
Additional Information
See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the Company's utilization of financial instruments and an analysis of the sensitivity of these instruments. There have been no material changes in the market risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.  CONTROLS AND PROCEDURES
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
As of March 31, 2016, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in Note 15 to the interim consolidated financial statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this and other litigation matters is included in Note 15 to the interim consolidated financial statements.
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
Wurtland Plant, Wurtland, Kentucky
DuPont signed a Consent Decree in 2007 in which it agreed to retrofit its four sulfuric acid plants, including the Wurtland Plant. After the retrofitting was complete, the Wurtland plant conducted a test burn in 2012 as required by the Decree. The EPA concluded the test burn did not demonstrate compliance and required a second trial burn in 2013, which the EPA found satisfactory. After negotiations, by letter of March 4, 2016, the EPA demanded a stipulated penalty in the amount of $150,000 to settle this matter. Chemours paid the penalty on April 1, 2016.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at the Company's surface mine in Starke, Florida is included in Exhibit 95 to this report.
Item 5. OTHER INFORMATION
None.

Item 6.	EXHIBITS
See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The CHEMOURS COMPANY
(Registrant)

Date:	May 9, 2016

By:	/s/ Mark E. Newman

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

10.26*
Form of Performance Share Unit Award Terms under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.27*
Form of Cash Performance Award Terms under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.28*	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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