Form 10-Q
period 2016-06-30
Chemours Co
filed 2016-08-09
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The Registrant had 181,545,136 shares of common stock, $0.01 par value, outstanding at August 3, 2016.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The Chemours Company
Interim Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$1,383	$1,508	$2,680	$2,871
Cost of goods sold	1,116	1,282	2,212	2,393
Gross profit	267	226	468	478
Selling, general and administrative expense	174	157	307	324
Research and development expense	17	27	40	50
Employee separation and asset related charges, net	67	61	85	61
Total expenses	258	245	432	435
Equity in earnings of affiliates	4	8	9	11
Interest expense, net	(50)	(28)	(106)	(28)
Other (expense) income, net	(4)	21	89	14
(Loss) income before income taxes	(41)	(18)	28	40
(Benefit from) provision for income taxes	(23)	—	(5)	15
Net (loss) income	(18)	(18)	33	25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$(18)	$33	$25

Per share data
Basic (loss) earnings per share of common stock [1]	$(0.10)	$(0.10)	$0.18	$0.14
Diluted (loss) earnings per share of common stock [1]	$(0.10)	$(0.10)	$0.18	$0.14
Dividends per share of common stock [1]	$0.03	$0.55	$0.06	$0.55

 1 On July 1, 2015, E. I. du Pont de Nemours and Company distributed 180,966,833 shares of Chemours' common stock to holders of its common stock. Basic and diluted earnings per common share and dividends per common share for the three and six months ended June 30, 2015 were calculated using the number of shares distributed on July 1, 2015. Refer to Note 9 for information regarding the calculation of basic and diluted earnings per share.

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three months ended June 30,
	2016			2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net loss	$(41)	$23	$(18)	$(18)	$—	$(18)
Other comprehensive income (loss):
Unrealized gain on net investment hedge	4	—	4	—	—	—
Cumulative translation adjustments	(9)	—	(9)	(28)	—	(28)
Pension benefit plans, net:
Net loss	(7)	1	(6)	—	—	—
Effect of foreign exchange rates	4	—	4	(9)	2	(7)
Reclassifications to net income (loss): [1]
Amortization of prior service cost	—	—	—	1	—	1
Amortization of actuarial net loss	7	(2)	5	3	—	3
Curtailment gain	(2)	—	(2)	—	—	—
Pension benefit plans, net	2	(1)	1	(5)	2	(3)
Other comprehensive loss	(3)	(1)	(4)	(33)	2	(31)
Comprehensive loss	(44)	22	(22)	(51)	2	(49)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive loss attributable to Chemours	$(44)	$22	$(22)	$(51)	$2	$(49)

	Six months ended June 30,
	2016			2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$28	$5	$33	$40	$(15)	$25
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(3)	—	(3)	—	—	—
Cumulative translation adjustments	10	—	10	(234)	—	(234)
Pension benefit plans, net:
Net (loss) gain	(7)	1	(6)	3	(1)	2
Effect of foreign exchange rates	(1)	1	—	23	(6)	17
Reclassifications to net income (loss): [1]
Amortization of prior service cost	(1)	—	(1)	2	—	2
Amortization of actuarial net loss	11	(3)	8	7	(1)	6
Curtailment gain	(2)	1	(1)	—	—	—
Pension benefit plans, net	—	—	—	35	(8)	27
Other comprehensive income (loss)	7	—	7	(199)	(8)	(207)
Comprehensive income (loss)	35	5	40	(159)	(23)	(182)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$35	$5	$40	$(159)	$(23)	$(182)

1 These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (refer to Note 18 for further information).

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Balance Sheets
(Dollars in millions, except per share amount)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$383	$366
Accounts and notes receivable - trade, net	939	859
Inventories	892	972
Prepaid expenses and other	52	58
Assets held-for-sale	26	46
Total current assets	2,292	2,301
Property, plant and equipment	8,334	9,015
Less: Accumulated depreciation	(5,444)	(5,838)
Net property, plant and equipment	2,890	3,177
Goodwill	153	166
Other intangible assets, net	8	10
Investments in affiliates	157	136
Assets held-for-sale	352	—
Other assets	369	508
Total assets	$6,221	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$875	$973
Short-term borrowings and current maturities of long-term debt	36	39
Other accrued liabilities	533	454
Total current liabilities	1,444	1,466
Long-term debt, net	3,823	3,915
Deferred income taxes	202	234
Other liabilities	583	553
Total liabilities	6,052	6,168
Commitments and contingent liabilities
Equity
Common stock (par value $.01 per share; 810,000,000 shares authorized; 181,491,426 shares issued and outstanding as of June 30, 2016)	2	2
Additional paid-in capital	774	775
Accumulated deficit	(82)	(115)
Accumulated other comprehensive loss	(529)	(536)
Total Chemours stockholders' equity	165	126
Noncontrolling interests	4	4
Total equity	169	130
Total liabilities and equity	$6,221	$6,298

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2016 and 2015
(Dollars in millions)

			DuPont Company Net Investment	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2015	—	—	$3,650	$—	$19	$—	$4	$3,673
Net income	—	—	25	—	—	—	—	25
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	—	—	357	—	(247)	—	—	110
Other comprehensive loss	—	—	—	—	(207)	—	—	(207)
Dividend Declared	—	—	(100)	—	—	—	—	(100)
Non-cash debt exchange	—	—	(507)	—	—	—	—	(507)
Cash provided at separation by DuPont	—	—	247	—	—	—	—	247
Net transfers to DuPont	—	—	(2,836)	—	—	—	—	(2,836)
Balance at June 30, 2015	—	$—	$836	$—	$(435)	$—	$4	$405

Balance at January 1, 2016	181,069,751	$2	$—	$775	$(536)	$(115)	$4	$130
Net income	—	—	—	—	—	33	—	33
Common stock issued - compensation plan	421,675	—	—	—	—	—	—	—
Dividends	—	—	—	(11)	—	—	—	(11)
Other comprehensive income	—	—	—	—	7	—	—	7
Stock based compensation	—	—	—	10	—	—	—	10
Balance at June 30, 2016	181,491,426	$2	$—	$774	$(529)	$(82)	$4	$169

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six months ended
	June 30,
	2016	2015
Operating activities
Net income	$33	$25
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	139	131
Amortization of debt issuance costs and discount	11	2
Gain on sale of assets and business	(88)	—
Equity in earnings of affiliates	(9)	(11)
Deferred tax benefits	(36)	(31)
Asset related charges	63	—
Other operating charges, net	14	2
Decrease (increase) in operating assets:
Accounts and notes receivable - trade, net	(92)	(205)
Inventories and other operating assets	85	(68)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	6	(78)
Cash provided by (used for) operating activities	126	(233)
Investing activities
Purchases of property, plant and equipment	(168)	(287)
Proceeds from sales of assets and business	150	8
Foreign exchange contract settlements	—	(12)
Investment in affiliates	—	(32)
Cash used for investing activities	(18)	(323)
Financing activities
Proceeds from issuance of debt, net	—	3,490
Debt repayments	(95)	—
Deferred financing fees	(2)	(77)
Dividends paid	(11)	—
Cash provided at separation by DuPont	—	247
Net transfers to DuPont	—	(2,857)
Cash (used for) provided by financing activities	(108)	803
Effect of exchange rate changes on cash	17	—
Increase in cash	17	247
Cash at beginning of period	366	—
Cash at end of period	$383	$247

Non-cash investing activities:
Change in property, plant and equipment included in accounts payable	$10	$(35)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

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
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, the United Kingdom and France. As of June 30, 2016, Chemours consists of 34 production facilities globally, five dedicated to Titanium Technologies, 16 dedicated to Fluoroproducts, 12 dedicated to Chemical Solutions (which includes nine production facilities of the Clean & Disinfect and Sulfur businesses classified as held-for-sale, see Note 6) and one that supports the Fluoroproducts and Chemical Solutions segments.
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
Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to “we,” “us,” “our,” “Chemours” and the “Company” refer to The Chemours Company and its consolidated subsidiaries after giving effect to the Distribution.
Note 2. Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year and the year-end consolidated balance sheet does not include all disclosures required by accounting principles generally accepted in the United States of America. As such, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Unless otherwise stated, references to years and three and six month periods relate to Chemours' fiscal years and three and six month periods. Certain reclassifications of prior year's data have been made to conform to current period presentation.
Chemours did not operate as a separate, stand-alone entity for the full period covered by the 2015 interim consolidated financial statements. Prior to our separation on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the interim consolidated financial statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. DuPont and its subsidiaries’ net investments in these operations are shown in lieu of Stockholder’s Equity in the interim consolidated financial statements for the period ended June 30, 2015. The interim consolidated financial statements for the period ended June 30, 2015 include the historical operations, assets and liabilities of the legal entities that were considered to comprise the Chemours business, including certain environmental remediation and litigation obligations for which Chemours has indemnified DuPont.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

All of the allocations and estimates in the interim consolidated financial statements prior to July 1, 2015 were based on assumptions that management believes are reasonable. However, the interim consolidated financial statements for the three and six months ended June 30, 2015 included herein may not be indicative of the results of operations and cash flows of Chemours in the future or if Chemours had been a separate, stand-alone entity during those periods.
The net transfers from DuPont in the Interim Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 include a non-cash contribution from DuPont of $93. This non-cash contribution occurred during physical separation activities at shared production facilities in the United States prior to the separation.
Note 3. Recent Accounting Pronouncements
In March through May 2016, the Financial Accounting Standards Board (FASB) issued various updates to the Accounting Standards Update (ASU) No. 2014-09, “Revenue from contracts with customers (Topic 606).” The additional updates provide further clarifications on certain objectives and application of the core principle of Topic 606 for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance is effective for public entities for annual and interim periods beginning after December 15, 2016 (original effective date), with one year deferral permitted from the original effective date. Chemours is currently evaluating the impact of adopting the guidance on its financial positions and results of operations and expects to adopt the guidance effective January 1, 2018.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” The update sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal periods, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. Chemours is currently evaluating the impact of adopting this guidance but does not expect the adoption will have a significant impact on its financial position or results of operations.
Also, in March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323).” The amendments eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. Adoption of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.
Further, in March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments,” which clarifies Topic 815 requirements for assessing whether contingent call and/or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call and/or put options solely in accordance with the four-step decision sequence. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and the entity should apply the amendments on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. Adoption of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes the leases requirements in Topic 840. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. A qualitative disclosure along with specific quantitative disclosures is required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

those fiscal years. Early application of the amendments in this update is permitted for all entities. Chemours is currently evaluating the impact of adopting this guidance on its financial position, results of operations and debt covenants.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) - Disclosures for Investment in Certain Entities that Calculate Net Asset Value per Share or its Equivalent.” This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented and earlier application is permitted. Chemours adopted this guidance effective January 1, 2016. The adoption did not have a significant effect on our financial position or results of operations.
In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license. The customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. Chemours adopted this guidance effective January 1, 2016 prospectively to all arrangements entered into or materially modified after the effective date. The adoption did not have a significant impact on our financial position or results of operations.
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
In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718),” which requires an entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition in accordance with existing guidance in Topic 718. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Chemours adopted this guidance, effective January 1, 2016, prospectively to all awards granted or modified after the effective date. The adoption did not have a significant effect on our financial position or results of operations.
Note 4. Relationship with DuPont and Related Entities
Prior to the separation, including the three and six months ended June 30, 2015, Chemours sold finished goods to DuPont and its non-Chemours businesses. Related party sales to DuPont recorded by Titanium Technologies, Fluoroproducts and Chemical Solutions for the three months ended June 30, 2015 were $1, $16 and $11, respectively, and for the six months ended June 30, 2015 were $2, $34, and $21, respectively. Subsequent to the separation, beginning on July 1, 2015, transactions with DuPont businesses were not considered related party transactions.
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
The allocated leveraged functional service expenses and general corporate expenses included in the Interim Consolidated Statements of Operations were $116 and $238 for the three and six months ended June 30, 2015, respectively, and were recorded within cost of goods sold, selling, general and administrative expense and research and development expense for $10, $100 and $6, respectively, for the three months ended June 30, 2015 and $23, $205, and $10, respectively, for the six months ended June 30, 2015. Subsequent

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

to the separation on July 1, 2015, transactions with DuPont businesses were not considered related party transactions. Accordingly, no costs from DuPont were allocated to Chemours for the three and six months ended June 30, 2016.
Cash Management and Financing
The separation agreements set forth a process to true-up cash and working capital transferred to us from DuPont at separation.  In January 2016, Chemours and DuPont entered into an agreement, contingent upon the credit agreement amendment (described in Note 15), which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements.  As a result, Chemours was not required to make any payments to DuPont, nor did DuPont make any payments to Chemours.
In addition, the agreement set forth an advance payment by DuPont of approximately $190, which Chemours received in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over twelve to fifteen months under existing agreements between the parties. The advance payment was recorded as deferred liability included in other accrued liabilities of the Interim Consolidated Balance Sheets and approximately $131 remain outstanding as of June 30, 2016.
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
Note 5. Employee Separation and Asset Related Charges, Net
For the three and six months ended June 30, 2016 and 2015, Chemours recorded charges for employee separation and other restructuring related charges as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Employee separation (credit) charges	$(2)	$61	$2	$61
Decommissioning and other charges	11	—	25	—
Asset related charges - Impairment [1]	58	—	58	—
Total	$67	$61	$85	$61

[1]	Represents an asset impairment in connection with the sale of the Sulfur business. See Note 6 for further information.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

The restructuring program charges impacted segment earnings for the three and six months ended June 30, 2016 and 2015 as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Plant and product line closures
Titanium Technologies	$9	$—	$18	$—
Fluoroproducts	1	—	5	—
Chemical Solutions	(1)	—	—	—
Total	$9	$—	$23	$—

2015 Global restructuring [1]
Titanium Technologies	$—	$23	$2	$23
Fluoroproducts	—	25	2	25
Chemical Solutions	—	13	—	13
Total	$—	$61	$4	$61

1 Includes approximately $13 related to Corporate overhead functions that was allocated to our segments for the three and six months ended June 30, 2015.
As a result of the decommissioning and dismantling activities due to the closure of the Edge Moor manufacturing plant in the U.S., the Company recorded charges of approximately $9 and $18 for the three and six months ended June 30, 2016, respectively, in the Titanium Technology segment. The decommissioning, dismantling and removal activities will continue for the remainder of 2016 through early 2017 and the Company expects to incur additional charges of approximately $30, which will be expensed as incurred.
The Company's Fluoroproducts segment also recorded charges of approximately $1 and $5 for the three and six months ended June 30, 2016, respectively, related to decommissioning, dismantling and removal activities on certain of its production lines in the U.S. The Company also expects to incur an additional $5 for dismantling and removal costs in the remainder of 2016 through early 2017, which will be expensed as incurred.
The plant and product line closures for Titanium Technologies and Fluoroproducts segments were implemented in the third quarter of 2015. As such, no restructuring related expenses were incurred in the three and six months ended June 30, 2015.
Prior to the separation, in the second quarter of 2015, the Company implemented a restructuring plan, which resulted in a global workforce reduction of more than 430 positions and a pre-tax charge of $61 for employee separation costs in the three and six months ended June 30, 2015. The actions associated with these charges and related payments are substantially completed at June 30, 2016.
After the separation, in the fourth quarter 2015, the Company announced an additional global workforce reduction as part of its ongoing efforts to streamline and simplify its organizational structure and reduce costs. The Company incurred an additional $4 of employee separation costs for the six months ended June 30, 2016 in connection with this restructuring plan. The actions associated with these charges are expected to be completed by the end of 2016 and related payments are expected to be substantially complete in 2017.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

The following table shows the change in the employee separation related liability account associated with the restructuring programs:

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	Total
Balance as of December 31, 2015	$11	$2	$12	$73	$98
Charges (credits) to income for the six months ended June 30, 2016 [1]	—	—	(2)	4	2
Charges to liability accounts:
Payments	(4)	(1)	—	(36)	(41)
Net currency translation and other adjustment [2]	—	—	—	—	—
Balance as of June 30, 2016	$7	$1	$10	$41	$59

[1]
Due to unexpected resignations of certain employees at the Company's Niagara site, approximately $2 of employee separation charges, related to the Chemical Solutions Niagara site closure action announced in the fourth quarter of 2015, were reversed to income in the three and six months ended June 30, 2016.

[2]	Net currency translation adjustment was less than $1 for the period presented.
There are no significant outstanding liabilities related to the decommissioning and other restructuring related charges.
Note 6. Sales of Assets and Businesses
On June 13, 2016, the Company entered into an asset purchase agreement with Veolia North America, (“Veolia”), pursuant to which Veolia agreed to acquire Chemours’ Sulfur Products business (“Sulfur business”) of its Chemical Solutions segment for a purchase price of $325 in cash, subject to customary working capital and other adjustments, of which approximately $10 was received in May 2016. As a result, as of June 30, 2016, the related assets of the Sulfur business of approximately $339 were classified as held-for-sale on the Interim Consolidated Balance Sheets, net of an impairment loss of approximately $58 which was recorded for the period ended June 30, 2016 in “Employee separation and asset related charges, net” related to this transaction. The approximately $10 proceeds were recorded in “Other current liabilities” on the Interim Consolidated Balance Sheets. The Company completed the sale and received the remaining proceeds of approximately $311 on July 29, 2016, net of estimated working capital adjustments. The completion of the sale is also subject to certain customary post-closing conditions and other adjustments.
On April 22, 2016, the Company entered into a stock and asset purchase agreement with LANXESS Corporation, (“Lanxess”), pursuant to which Lanxess agreed to acquire Chemours’ Clean & Disinfect product line (the “C&D business”) of its Chemical Solutions segment by acquiring certain Chemours' subsidiaries, including a guarantor subsidiary, and assets comprising the C&D business for a purchase price of $230 in cash, subject to customary working capital and other adjustments. As a result, as of June 30, 2016, the C&D business’ assets of approximately $39, including goodwill of approximately $13, and liabilities of approximately $4 were classified as held-for-sale on the Interim Consolidated Balance Sheets. The $4 of liabilities held-for-sale were included within the caption “Other accrued liabilities”. The Company expects to record a pre-tax gain of approximately $185 (subject to customary working capital and other adjustments) when the transaction closes, which is expected to occur in the second half of 2016. The completion of the transaction is subject to certain customary closing conditions and regulatory approvals.
In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow). The transaction closed on March 1, 2016 and Chemours received $140 in cash from Dow. The net book value of the assets disposed was $41, which includes inventories, property, plant and equipment, other assets and allocated goodwill, and the Company incurred approximately $11 of transaction and other related charges. As a result, for the six months ended June 30, 2016, Chemours recognized a pre-tax gain of approximately $88 in the Chemical Solutions segment.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

The major components of assets held-for-sale are as follows:

	June 30, 2016	December 31, 2015
Current assets:
Accounts receivables	$21	$—
Inventories	5	5
Total current assets	26	5
Property, plant and equipment, net	260	30
Goodwill	13	4
Other assets	137	7
Less: Impairment loss	(58)	—
Total non-current assets, net	352	41
Total assets held-for-sale, net	$378	$46
Note 7. Other Income (Expense), Net

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Leasing, contract services and miscellaneous income [1]	$5	$—	$12	$4
Royalty income [2]	6	2	9	7
(Loss) gain on sale of assets and business [3]	(1)	—	88	—
Exchange (losses) gains, net [4]	(14)	19	(20)	3
Total other (expense) income, net	$(4)	$21	$89	$14

1 Miscellaneous income includes accrued interest related to unrecognized tax benefits.
2 Royalty income is primarily for technology and trademark licensing.
3 The six months ended June 30, 2016 includes gain on sale of the aniline facility in Beaumont, TX. See Note 6 for additional information.
4 Exchange losses, net includes gains and loss on foreign currency forward contracts. See Note 17 for additional information.
Note 8. Income Taxes
For the three months ended June 30, 2016 and 2015, Chemours recorded a tax benefit of $23 and $0, respectively, or an effective income tax rate of approximately 56% and 0%, respectively. For the six months ended June 30, 2016 and 2015, Chemours recorded a benefit from income tax of $5 and a provision for income tax of $15 or an effective income tax rate of negative 18% and 38%, respectively.
The $23 and $20 increases in tax benefits for the three and six months ended June 30, 2016, respectively, and the corresponding changes in the effective income tax rates were primarily due to the geographical mix of earnings. Restructuring charges and asset impairment, most of which occurred in the United States, resulted in an increase in tax benefit and a corresponding change in the effective income tax rate for 2016 as compared to 2015. In addition, the increase in tax benefit for the six months ended June 30, 2016 was partially offset by the gain on sale of the aniline facility in the U.S.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Note 9. Earnings Per Share of Common Stock
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income attributable to Chemours	$(18)	$(18)	$33	$25
Denominator:
Weighted-average number of common shares outstanding - Basic [1]	181,477,672	180,966,833	181,379,419	180,966,833
Dilutive effect of the company's employee compensation plans [2]	—	—	668,410	—
Weighted average number of common shares outstanding - Diluted [2]	181,477,672	180,966,833	182,047,829	180,966,833

1 For June 30, 2015, pro forma earnings per share was calculated based on 180,966,833 shares of Chemours common stock that were distributed to DuPont shareholders on July 1, 2015.
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
The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average number of stock options	7,356,050	—	8,028,762	—
Note 10. Accounts and Notes Receivable – Trade, Net

	June 30, 2016	December 31, 2015
Accounts receivable—trade, net [1]	$849	$759
VAT, GST and other taxes [2]	74	68
Leases receivable—current [3]	—	13
Other receivables [4]	16	19
Total	$939	$859

[1]
Accounts receivable – trade, net includes trade notes receivable and is net of allowances of $4 and $4 as of June 30, 2016 and December 31, 2015, respectively. Allowances are equal to the estimated uncollectible amounts.

[2]	Value Added Tax (VAT) and Goods and Services Tax (GST).

[3]	See Note 14 for information relating to direct financing leases.

[4]	Other receivables consist of advances and other deposits.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three and six months ended June 30, 2016 and 2015.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Note 11. Inventories

	June 30, 2016	December 31, 2015
Finished products	$628	$613
Semi-finished products	169	172
Raw materials, stores and supplies	332	433
Subtotal	1,129	1,218
Adjustment of inventories to a last-in, first-out (LIFO) basis	(237)	(246)
Total	$892	$972
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $640 and $744 or 57% and 61% of inventories before the LIFO adjustments at June 30, 2016 and December 31, 2015, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.
Note 12. Property, Plant and Equipment
Depreciation expense amounted to $73 and $138 for the three and six months ended June 30, 2016, respectively, and $66 and $129 for the three and six months ended June 30, 2015, respectively. Property, plant and equipment includes gross assets under capital leases of $7 at June 30, 2016 and December 31, 2015.
Note 13. Goodwill and Other Intangible Assets, Net
Goodwill: The following table summarizes changes in the carrying amount of goodwill by reportable segment:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Balance as of December 31, 2015	$13	$85	$68	$166
Asset held-for-sale [1]	—	—	(13)	(13)
Currency translation adjustment [2]	—	—	—	—
Balance as of June 30, 2016	$13	$85	$55	$153

[1]	Represents the reclassification of goodwill to assets held-for-sale in connection with the sale of the C&D business (See Note 6).

[2]	Net currency translation adjustment was less than $1 for the period presented.
Other Intangible Assets, Net: The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	June 30, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$12	$(10)	$2	$13	$(10)	$3
Patents	19	(17)	2	19	(17)	2
Purchased trademarks	5	(2)	3	5	(2)	3
Purchased and licensed technology	3	(2)	1	8	(6)	2
Total	$39	$(31)	$8	$45	$(35)	$10

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

The aggregate amortization expense for definite-lived intangible assets was $1 for the three and six months ended June 30, 2016, respectively, and $1 and $2 for the three and six months ended June 30, 2015, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. There are no material indefinite-lived intangible assets.
The estimated amortization for the remainder of 2016 and each of the succeeding four years is:

Remainder of 2016	$1
2017	2
2018	1
2019	1
2020	1
Note 14. Other Assets

	June 30, 2016	December 31, 2015
Leases receivable - non-current [1]	$—	$125
Capitalized repair and maintenance costs	111	149
Pension assets [2]	164	138
Deferred income taxes - non-current	46	47
Miscellaneous [3]	48	49
Total	$369	$508

[1]	Relates to Sulfur business which was reclassified to assets held-for-sale as of June 30, 2016. See Direct Financing Leases below.
2 Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
3 Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $15 and $19 as of June 30, 2016 and December 31, 2015, respectively.
Direct Financing Leases
At two of its facilities in the U.S. (Borderland and Morses Mill), Chemours has constructed fixed assets on land that it leases from third parties. Management has analyzed these arrangements and determined these assets represent a direct financing lease, whereby Chemours is the lessor of this equipment. Chemours has recorded leases receivable of $131 and $138 at June 30, 2016 and December 31, 2015 respectively, which represent the balance of the minimum future lease payments receivable. The current portion of leases receivable was previously included in accounts and notes receivable - trade, net, as shown in Note 10. The long-term portion of leases receivable was previously included in other assets, as shown above. These lease receivables have been included in the sale of the Sulfur business as discussed in Note 6, and were reclassified as assets held-for-sale as of June 30, 2016.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Note 15. Debt
Long-term debt was comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Long-term debt:
Senior secured term loan	$1,435	$1,493
Senior unsecured notes:
6.625%, due May 2023	1,308	1,350
7.00%, due May 2025	750	750
6.125%, due May 2023 (€360)	398	395
Other	23	26
Total	3,914	4,014
Less: Unamortized issue discount on senior secured term loan	6	7
Less: Unamortized debt issuance costs	49	53
Less: Current maturities	36	39
Total long-term debt	$3,823	$3,915
Senior Secured Credit Facilities
During the first quarter of 2016, Chemours and its Revolving Credit Facility lenders entered into a second amendment to the credit agreement that (a) replaced the total net leverage ratio financial covenant with a senior secured net leverage ratio financial covenant; (b) reduced the minimum levels required by the interest expense coverage ratio covenant; (c) increased the limits and extended the period of adding back the benefits of announced cost reduction initiatives in the determination of Consolidated EBITDA for the purposes of calculating the financial maintenance covenants; and (d) reduced the revolver commitment from $1,000 to $750. As a result of the amendment, the Company recorded a charge of approximately $4 to write off a proportionate amount of unamortized debt issuance costs attributable to the reduction in revolver commitment, which was included in interest expense, net. Fees and expenses of approximately $2 incurred in connection with the amendment were capitalized in other assets of the Interim Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the remaining term of the Revolving Credit Facility.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries' ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants as of June 30, 2016.
During the second quarter 2016, the Company repurchased through open market transactions an aggregate principal amount of $50 of its senior secured term loans for $49 in cash. We recorded in “interest expense, net” of the Interim Consolidated Statements of Operations less than $1 gain on extinguishment of debt, net of approximately less than $1 charge related to the write-off of deferred financing costs and issue discount associated with the extinguished debt.
Senior Unsecured Notes
Chemours entered into a registration rights agreement in connection with the issuance on May 12, 2015 of $1,350 aggregate principal amount of its 6.625% Senior Notes due 2023 (the “2023 Notes”), $750 aggregate principal amount of its 7.000% Senior Notes due 2025 (the “2025 Notes”) and €360 aggregate principal amount of its 6.125% Senior Notes due 2023 (the “Euro Notes,” and together with the 2023 Notes and the 2025 Notes, the “Notes”).  Under the registration rights agreement, Chemours agreed

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

to file with the SEC within 465 days after the original issue date of the Notes a registration statement for the exchange offer of the Notes for new registered notes with identical terms.  Chemours filed with the SEC a registration statement on Form S-4 with respect to the exchange offer on March 18, 2016, which was declared effective on April 12, 2016, and the exchange offer was completed on May 19, 2016.  In addition, on May 5, 2016, the Euro Notes were admitted to listing on the Official List and trading on the Global Exchange Market of the Irish Stock Exchange.
During the second quarter 2016, the Company repurchased through open market transactions an aggregate principal amount of $42 of its 2023 Notes for $36 in cash. We recorded in “interest expense, net” of the Consolidated Statements of Operations a $5 gain on extinguishment of debt, net of approximately $1 charge related to the write-off of deferred financing costs associated with the extinguished debt.
Maturities
There are no debt maturities prior to year 2022, except, in accordance with the credit agreement, Chemours has required quarterly principal payments related to the Term Loan Facility equivalent to 1.00% per annum beginning September 2015 through March 2022, with the balance due at maturity. Term Loan principal maturities over the next five years are $8 for the remainder of 2016 and $15 in each year from 2017 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2022 and beyond will be $3,808.
In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, the Company is also required to make additional principal repayments as defined in the credit agreement, depending on leverage level, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases.
Debt Fair Value
The fair values of the Term Loan Facility, the 2023 Notes, the 2025 Notes and the Euro Notes at June 30, 2016 were approximately $1,392, $1,105, $628 and $312, respectively. The estimated fair values of the Term Loan Facility and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.
Note 16. Commitments and Contingent Liabilities
(a) Guarantees
Chemours has directly guaranteed various obligations of customers, suppliers and other third parties. As of June 30, 2016 and December 31, 2015, the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties is approximately $8. No amounts were accrued at June 30, 2016 and December 31, 2015.
(b) Litigation
In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Except for the PFOA litigation for which a separate assessment is provided in this Note, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours' consolidated financial position, results of operations or liquidity. With respect to the litigation matters discussed below, including PFOA litigation, management's estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter. In the event that DuPont seeks indemnification for adverse trial rulings or outcomes for any such matter relating to PFOA, these indemnification claims could materially adversely affect Chemours' financial condition. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation, or related to the type of damages or liabilities for which indemnification may be sought. If and to the extent these disputes arise, they could materially adversely affect Chemours.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Asbestos
At June 30, 2016 and December 31, 2015, there were approximately 1,979 lawsuits and 2,212 lawsuits, respectively, pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products. At June 30, 2016 and December 31, 2015, Chemours had an accrual of $44 related to this matter. Chemours reviews this estimate and related assumptions quarterly and annually updates the results of an approximate 20-year projection. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.
Benzene
In the separation, DuPont assigned its Benzene docket to Chemours. At June 30, 2016 and December 31, 2015, there are 28 and 29, respectively, pending cases against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products, such as paints, thinners and reducers.
A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015. Plaintiffs alleged that Mr. Hood's Acute Myelogenous Leukemia (AML) was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause cancer or leukemia. The jury found in the Plaintiffs favor awarding $6.9 in compensatory damages and $1.5 in punitive damages. In March 2016, acting on the Company's motion, the Court struck the punitive award. Through DuPont, Chemours has filed an appeal on the remaining award based upon substantial errors made at the trial court. Plaintiffs have filed a cross appeal. Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each Benzene matter is highly fact driven and impacted by disease, exposure and other factors, a range of such losses cannot be reasonably estimated at this time.
PFOA
Prior to the fourth quarter of 2014, the performance chemicals segment of DuPont made PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) at its Fayetteville plant (Fayetteville, North Carolina) and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites including: Washington Works (Parkersburg, West Virginia), Chambers Works (Deepwater, New Jersey), Dordrecht Works (Netherlands), Changshu Works (China), and Shimizu (Japan). These sites are now owned and/or operated by Chemours.
Chemours had accruals of $19 and $20 related to the PFOA matters discussed below at June 30, 2016 and December 31, 2015, respectively. The accruals include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP). These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Health Advisory. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) that includes PFOA in drinking water. In May 2016, the EPA announced a health advisory level of 0.07 ppb that includes PFOA in drinking water. As a result, we recorded an additional $4 during the three months ended June 30, 2016 based on management's best estimate of the impact of the new health advisory level on the company’s obligations to the EPA, which have expanded the testing and water supply commitments previously established. Based on prior testing, the Company has initiated additional testing and treatment in certain additional locations in and around Chambers Works and Washington Works plants. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.
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
(Dollars in millions, except per share amounts)

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
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of June 30, 2016, less than $1 has been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of June 30, 2016.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2016 and December 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of approximately 600 over year end 2014. These lawsuits are consolidated in multi-district litigation (MDL) in Ohio federal court. Based on the information currently available to the Company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 30 lawsuits alleging wrongful death.
Although the majority of the plaintiffs in the MDL allege multiple diseases, the table below approximates the number of plaintiffs in each of the six probable link disease categories.

Alleged Injury	Approximate Number of Plaintiffs
Kidney cancer	200
Testicular cancer	70
Ulcerative colitis	300
Preeclampsia	200
Thyroid disease	1,430
High cholesterol	1,340
In the third quarter of 2014, six plaintiffs from the MDL were selected for individual bellwether trials.
All six bellwether cases in the MDL have now been tried, resolved, appealed or otherwise addressed. Two bellwether cases have been tried. The first case (Bartlett v. DuPont / kidney cancer) was tried to a verdict in October 2015. The jury found in favor of the plaintiff, awarding $1.1 in damages for negligence and $0.5 for emotional distress. The jury found that DuPont’s conduct did not warrant punitive damages. A second case  (Freeman v. DuPont / testicular cancer) was tried to verdict in July 2016.  The jury found in favor of the plaintiff awarding $5.1 in compensatory damages and $0.5 in punitive damages and attorneys’ fees. Court rulings made before and during both trials resulted in several significant grounds for appeal and an appeal to the Sixth Circuit has been filed for the first case. The Company, through DuPont, will pursue post-trial motions and appeals for the second case.
Three bellwether PFOA cases were settled in 2016 as trial approached. These cases (Wolf v. DuPont / ulcerative colitis, Dowdy v. DuPont / kidney cancer, Baker v. DuPont / kidney cancer) were settled for amounts well below the incremental cost of preparing for trials. To date, the settlements have been individually and in aggregate immaterial to the Company. The final case (Pugh v.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

DuPont / ulcerative colitis) was removed from the bellwethers when it was determined that the plaintiff did not suffer from the alleged disease.
The trial court announced that, starting in May 2017, 40 individual plaintiff trials will be scheduled for a 12-month period. With the conclusion of the six bellwether cases, the court moved two of the 40 matters (Vigneron v. DuPont / testicular cancer and Moody v. DuPont / testicular cancer) forward on July 19, 2016 and set the cases for trial on November 14, 2016 and January 17, 2017, respectively. The trial court’s multi-year plan pertains only to the approximately 270 cases claiming cancer. The remaining cases, comprising approximately 93% of the docket, will remain inactive.
A confidential mediation process that the court established early in this MDL is ongoing and expected to continue as the litigation proceeds.
Chemours, through DuPont, denies the allegations in these lawsuits and is defending itself vigorously. No other claims have been settled or resolved during the periods presented. DuPont is the named defendant in each of these cases and is directly liable for any judgment. If DuPont were to claim that it is entitled to indemnification from Chemours as to some or all of any judgment, Chemours retains its defenses to such claims.
PFOA Summary
While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. Chemours believes that it is probable that it could incur losses related to the MDL in Ohio federal court discussed above but a range of such losses cannot be reasonably estimated at this time. Given the wide range of outcomes associated with the six initial cases in the MDL as discussed above, including two cases that have been or will be appealed, the Company does not believe activity to date provides a reasonable basis to derive a range of loss for the remaining lawsuits still pending in the MDL in total or by category of claim. The possible range of loss is unpredictable and involves significant uncertainty due to the uniqueness of the individual MDL plaintiff's claims and the defenses to those claims, both as to potential liability and damages on an individual claim basis, and numerous unsettled legal issues, among other factors, such as general versus specific causation, lack of specific fact discovery allowed to date on vast majority of the cases, lack of validation of basic facts associated with plaintiffs and related claims, and the two bellwether cases tried to verdict to date did not inform of the many salient facts and legal issues needed for assessment of the other cases. The appellate courts will rule on both matters that have been tried. The Company believes there are strong common and individual grounds for appealing these verdicts and, if any such verdict is overturned, any subsequent verdict relying on such overturned ruling would likely also be overturned. In addition, as noted above, Chemours retains its defenses to related indemnification claims that may be received from DuPont. The trials and appeals of the MDL matters will occur over the course of many years. Significant unfavorable outcomes in a number of cases in the MDL could have a material adverse effect on Chemours' consolidated financial position, results of operations or liquidity.
(c) Environmental
Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.
At June 30, 2016 and December 31, 2015, the Interim Consolidated Balance Sheets included a liability of $290 relating to these matters which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

approximately $600 above the amount accrued at June 30, 2016. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
At June 30, 2016 and December 31, 2015, the environmental remediation accruals related to activities at Chemours’ site in Pompton Lakes, New Jersey were $86 and $87, respectively. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 including previously accrued amounts. This could have a material impact on the liquidity of Chemours in any given period if recognized. However, management does not believe this would have a material adverse effect on Chemours' overall financial condition, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site were ceased in the mid-1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the NJDEP, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years, which is included in the remediation accrual as of June 30, 2016, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s final plan. The remediation activities commenced when permits and implementation plans were approved in May 2016.
Note 17. Financial Instruments
Derivative Instruments
Foreign Currency Forward Contracts
Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on the balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in “other income (expense), net” in the statements of operations during the period in which they occurred.
At June 30, 2016, there were 47 foreign currency forward contracts outstanding with an aggregate gross notional value of $270. Chemours recognized in “other income, net” of the Interim Consolidated Statements of Operations net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2016, respectively, and net gains of $23 and $12 for the three and six months ended June 30, 2015, respectively.
Net Investment Hedge - Foreign Currency Borrowings
Beginning on July 1, 2015, Chemours designated its €360 Euro Notes (see Note 15) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours used the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive income on the balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in “other income (expense), net” in the statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. For the three and six months ended June 30, 2016, Chemours did not record any ineffectiveness and recognized a gain of $4 and a loss of $3, respectively, on its net investment hedges in accumulated other comprehensive income (loss).
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2016	December 31, 2015
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$2	$2
Total asset derivatives		$2	$2

Liability derivatives
Foreign currency forward contracts	Other accrued liabilities	$2	$2
Total liability derivatives		$2	$2
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
Note 18. Long-Term Employee Benefits
The components of net periodic benefit (income) cost for all significant pension plans were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Service cost	$4	$3	$7	$6
Interest cost	5	4	10	9
Expected return on plan assets	(17)	(20)	(33)	(41)
Amortization of actuarial net loss	7	3	11	7
Amortization of prior service cost (gain)	—	1	(1)	2
Curtailment gain	(2)	—	(2)	—
Net periodic benefit income	$(3)	$(9)	$(8)	$(17)
The net periodic benefit income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company’s employees.
Chemours made cash contributions of $5 and $9 to its pension plans during the three and six months ended June 30, 2016, respectively, and expects to make additional cash contributions of $9 to the pension plan during the remainder of 2016.
Participation in the DuPont Plans
Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. benefit plans, except in the Netherlands and Taiwan, as though its employees were participants in a multi-employer plan with the other businesses of DuPont. As a result, for the three and six months ended June 30, 2015, Chemours recognized $26 and $53, respectively, of pension and other long-term benefit expenses allocated by DuPont based on Chemours' active employee headcount.
Note 19. Stock-based Compensation
Total stock-based compensation cost included in the Interim Consolidated Statements of Operations was $5 and $3 for the three months ended June 30, 2016 and 2015, respectively, and $10 and $5 for the six months ended June 30, 2016 and 2015, respectively. The income tax benefits related to stock-based compensation arrangements were $2 and $1 for the three months ended June 30, 2016 and 2015, respectively, and $4 and $2 for the six months ended June 30, 2016 and 2015, respectively.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Stock-based compensation expense in prior years and until separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours employees participated. Adopted at separation, the Chemours Equity and Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of awards, including stock options and restricted stock units (RSUs). The Equity and Incentive Plan has a maximum shares reserve of 13,500,000 for the grant of equity awards plus the number of shares of DuPont equity awards that converted into new Chemours equity awards. The Chemours Compensation Committee determines the long-term incentive mix, including stock options and RSUs, and may authorize new grants annually. As of June 30, 2016, 8,594,630 shares of the Equity and Incentive Plan reserve are still available for grants. Subject to vesting conditions of the award, a retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.
Stock Options
During 2016, Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant. The expense related to stock options granted in the six months ended June 30, 2016 was based on the weighted-average assumptions shown in the table below. No stock options were granted by Chemours in the three and six months ended June 30, 2015.

Weighted-Average Assumptions	June 30, 2016
Risk-free interest rate	1.46%
Expected term (years)	6.00
Volatility	80.90%
Dividend yield	2.14%
Fair value per stock option	$3.41
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
The following table summarizes Chemours stock option activity for the six months ended June 30, 2016.

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	8,284	$14.66	4.82	$—
Granted	1,406	5.73
Exercised	(12)	8.38
Forfeited	(252)	15.46
Expired	(356)	5.82
Outstanding, June 30, 2016	9,070	13.60	5.28	$3,556
Exercisable, June 30, 2016	4,928	13.69	3.55	$—
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of June 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the Company's stock. Total intrinsic value of options exercised for the six months ended June 30, 2016 was insignificant.
As of June 30, 2016, $6 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.78 years.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

RSUs
During 2016, Chemours granted additional RSUs to key senior management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.
Non-vested awards of RSUs, both with and without a performance condition, as of June 30, 2016 are shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	2,349	14.87
Granted	948	6.04
Vested	(554)	15.98
Forfeited	(167)	15.82
Nonvested, June 30, 2016	2,576	11.40
As of June 30, 2016, there was $21 of unrecognized stock-based compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.93 years.
Performance Share Units
During 2016, Chemours issued performance share units (“PSU”) to key senior management employees, which upon vesting, covert one-for-one to Chemours' common stock if specified performance goals, including certain market-based conditions, are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the three and six months ended June 30, 2016, the Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of approximately less than $1. There were no PSUs granted prior to 2016.
The following table provides compensation costs for stock-based compensation related to PSUs.

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	—	$—
Granted	825	6.10
Vested	—	—
Forfeited	(22)	6.10
Nonvested, June 30, 2016	803	$6.10
A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three and six months ended June 30, 2016 was $6.10. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods over 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of the PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

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
Segment sales include transfers to another reportable segment. Certain products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. These product transfers were limited and were not significant for each of the periods presented. Adjusted EBITDA - or Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization, is the primary measure of segment profitability used by the Chief Operating Decision Maker (CODM) and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component.

•	exchange gains (losses),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	gains (losses) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
The tables presented below reflect the reclassification of certain corporate costs, certain legal and environmental expenses that are not aligned with our reportable segments, and foreign exchange gains and losses from our reportable segments into Corporate and Other. All periods presented reflect the current definition of Adjusted EBITDA.

Three months ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2016
Net sales to external customers	$596	$573	$214	$—	$1,383
Adjusted EBITDA	111	105	11	(40)	187
Depreciation and amortization	32	25	8	8	73

2015
Net sales to external customers	$642	$588	$278	$—	$1,508
Adjusted EBITDA	91	54	4	(22)	127
Depreciation and amortization	32	21	14	—	67

Six months ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2016
Net sales to external customers	$1,117	$1,104	$459	$—	$2,680
Adjusted EBITDA	166	190	21	(62)	315
Depreciation and amortization	54	49	20	16	139

2015
Net sales to external customers	$1,187	$1,140	$544	$—	$2,871
Adjusted EBITDA	184	129	5	(46)	272
Depreciation and amortization	63	42	26	—	131

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

The following is a tabular reconciliation of consolidated income (loss) before income taxes to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
(Loss) income before income taxes	$(41)	$(18)	$28	$40
Interest expense, net	50	28	106	28
Depreciation and amortization	73	67	139	131
Non-operating pension and other postretirement employee benefit (income) costs	(7)	8	(14)	15
Exchange losses (gains)	14	(19)	20	(3)
Restructuring charges	9	61	27	61
Asset related charges [1]	63	—	63	—
Loss (gain) on sale of assets or business	1	—	(88)	—
Transaction costs [2]	12	—	15	—
Legal and other charges [3]	13	—	19	—
Adjusted EBITDA	$187	$127	$315	$272

[1]	Includes the $58 asset impairment in connection with the sale of the Sulfur business (See Note 6) and other asset write-offs in the Chemical Solutions segment.

[2]
Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives, which includes pre-sale transaction cost incurred in connection with the sale of the C&D and Sulfur businesses (see Note 6).

[3]	Includes litigation settlements, water treatment accruals related to PFOA, and lease termination charges.
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
The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the Consolidating Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015;

•	the Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015; and

•	the Consolidating Statements of Cash Flows for the six months ended June 30, 2016 and 2015.
As discussed in Note 2, Chemours did not operate as a separate, stand-alone entity for the full period covered by consolidated financial statements. Prior to our separation on July 1, 2015, Chemours operations were included in DuPont’s financial results in different legal forms, including, but not limited to, wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. The accompanying condensed consolidated financial information for the three and six months ended June 30, 2015 have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont.
The condensed consolidating financial information is presented using the equity method of accounting for its investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the interim consolidated financial statements presented and other notes related thereto contained in this quarterly report.
As discussed in Note 6, the Company entered into a stock and asset purchase agreement with Lanxess, pursuant to which Lanxess has agreed to acquire Chemours’ C&D business by acquiring certain Chemours’ subsidiaries and assets comprising the C&D business, which include a guarantor subsidiary International Dioxcide, Inc. (“IDI”), a restricted subsidiary as defined in the indenture governing the notes. IDI will be automatically released from the guarantees pursuant to the provision of the indenture upon completion of the sale, which is expected in the second half of 2016.

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$956	$799	$(372)	$1,383
Cost of goods sold	—	840	648	(372)	1,116
Gross profit	—	116	151	—	267
Selling, general and administrative expense	5	138	36	(5)	174
Research and development expense	—	16	1	—	17
Employee separation and asset related charges, net	—	69	(2)	—	67
Total expenses	5	223	35	(5)	258
Equity in earnings of affiliates	—	(3)	7	—	4
Equity in earnings of subsidiaries	5	—	—	(5)	—
Interest expense, net	(50)	—	—	—	(50)
Intercompany interest income (expense), net	14	2	(16)	—	—
Other income (expense), net	5	9	(17)	(1)	(4)
(Loss) income before income taxes	(31)	(99)	90	(1)	(41)
(Benefit from) provision for income taxes	(13)	(33)	15	8	(23)
Net (loss) income	(18)	(66)	75	(9)	(18)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$(66)	$75	$(9)	$(18)
Comprehensive (loss) income attributable to Chemours	$(22)	$(66)	$67	$(1)	$(22)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,087	$871	$(450)	$1,508
Cost of goods sold	—	1,001	729	(448)	1,282
Gross profit	—	86	142	(2)	226
Selling, general and administrative expense	—	100	57	—	157
Research and development expense	—	25	2	—	27
Employee separation and asset related charges, net	—	39	22	—	61
Total expenses	—	164	81	—	245
Equity in earnings of affiliates	—	—	8	—	8
Equity in earnings of subsidiaries	(8)	—	—	8	—
Interest expense, net	(28)	—	—	—	(28)
Intercompany interest income (expense), net	12	—	(12)	—	—
Other income, net	—	20	1	—	21
(Loss) income before income taxes	(24)	(58)	58	6	(18)
(Benefit from) provision for income taxes	(6)	8	(2)	—	—
Net (loss) income	(18)	(66)	60	6	(18)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$(66)	$60	$6	$(18)
Comprehensive (loss) income attributable to Chemours	$(49)	$(66)	$29	$37	$(49)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,937	$1,520	$(777)	$2,680
Cost of goods sold	—	1,715	1,266	(769)	2,212
Gross profit	—	222	254	(8)	468
Selling, general and administrative expense	12	236	69	(10)	307
Research and development expense	—	38	2	—	40
Employee separation and asset related charges, net	—	87	(2)	—	85
Total expenses	12	361	69	(10)	432
Equity in earnings of affiliates	—	(3)	12	—	9
Equity in earnings of subsidiaries	81	—	—	(81)	—
Interest expense, net	(105)	(1)	—	—	(106)
Intercompany interest income (expense), net	29	3	(32)	—	—
Other income (expense), net	10	108	(22)	(7)	89
Income (loss) before income taxes	3	(32)	143	(86)	28
(Benefit from) provision for income taxes	(30)	(4)	24	5	(5)
Net income (loss)	33	(28)	119	(91)	33
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$33	$(28)	$119	$(91)	$33
Comprehensive income (loss) attributable to Chemours	$40	$(28)	$129	$(101)	$40

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,114	$1,632	$(875)	$2,871
Cost of goods sold	—	1,893	1,382	(882)	2,393
Gross profit	—	221	250	7	478
Selling, general and administrative expense	—	209	115	—	324
Research and development expense	—	48	2	—	50
Employee separation and asset related charges, net	—	39	22	—	61
Total expenses	—	296	139	—	435
Equity in earnings of affiliates	—	—	11	—	11
Equity in earnings of subsidiaries	35	—	—	(35)	—
Interest expense, net	(28)	—	—	—	(28)
Intercompany interest income (expense), net	12	—	(12)	—	—
Other income (expense), net	—	18	(4)	—	14
Income (loss) before income taxes	19	(57)	106	(28)	40
(Benefit from) provision for income taxes	(6)	8	13	—	15
Net income (loss)	25	(65)	93	(28)	25
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$25	$(65)	$93	$(28)	$25
Comprehensive loss attributable to Chemours	$(182)	$(65)	$(114)	$179	$(182)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash	$—	$71	$312	$—	$383
Accounts and notes receivable - trade, net	—	422	517	—	939
Intercompany receivable	2	677	64	(743)	—
Inventories	—	413	507	(28)	892
Prepaid expenses and other	—	17	50	(15)	52
Assets held-for-sale	—	20	6	—	26
Total current assets	2	1,620	1,456	(786)	2,292
Property, plant and equipment	—	6,394	1,940	—	8,334
Less: Accumulated depreciation	—	(4,491)	(953)	—	(5,444)
Net property, plant and equipment	—	1,903	987	—	2,890
Goodwill	—	139	14	—	153
Other intangible assets, net	—	8	—	—	8
Investments in affiliates	—	6	151	—	157
Investment in subsidiaries	3,250	—	—	(3,250)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Assets held-for-sale	—	339	13	—	352
Other assets	15	119	235	—	369
Total assets	$4,417	$4,134	$2,856	$(5,186)	$6,221
Liabilities and equity
Current liabilities:
Accounts payable	$—	$575	$300	$—	$875
Short-term borrowings and current maturities of long-term debt	15	21	—	—	36
Intercompany payable	393	64	286	(743)	—
Other accrued liabilities	23	395	115	—	533
Total current liabilities	431	1,055	701	(743)	1,444
Long-term debt	3,821	2	—	—	3,823
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	134	51	17	202
Other liabilities	—	479	104	—	583
Total liabilities	4,252	1,670	2,006	(1,876)	6,052
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	165	2,464	846	(3,310)	165
Noncontrolling interests	—	—	4	—	4
Total equity	165	2,464	850	(3,310)	169
Total liabilities and equity	$4,417	$4,134	$2,856	$(5,186)	$6,221

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash	$—	$95	$271	$—	$366
Accounts and notes receivable - trade, net	—	344	515	—	859
Intercompany receivable	3	459	54	(516)	—
Inventories	—	493	501	(22)	972
Prepaid expenses and other	—	3	52	3	58
Assets held-for-sale	—	46	—	—	46
Total current assets	3	1,440	1,393	(535)	2,301
Property, plant and equipment	—	7,070	1,945	—	9,015
Less: Accumulated depreciation	—	(4,899)	(939)	—	(5,838)
Net property, plant and equipment	—	2,171	1,006	—	3,177
Goodwill	—	141	25	—	166
Other intangible assets, net	—	10	—	—	10
Investments in affiliates	—	9	127	—	136
Investments in subsidiaries	3,105	—	—	(3,105)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	19	275	214	—	508
Total assets	$4,277	$4,046	$2,765	$(4,790)	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$—	$637	$336	$—	$973
Short-term borrowings and current maturities of long-term debt	15	24	—	—	39
Intercompany payable	202	54	260	(516)	—
Other accrued liabilities	21	287	146	—	454
Total current liabilities	238	1,002	742	(516)	1,466
Long-term debt	3,913	2	—	—	3,915
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	173	61	—	234
Other liabilities	—	456	97	—	553
Total liabilities	4,151	1,633	2,050	(1,666)	6,168
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	126	2,413	711	(3,124)	126
Noncontrolling interests	—	—	4	—	4
Total equity	126	2,413	715	(3,124)	130
Total liabilities and equity	$4,277	$4,046	$2,765	$(4,790)	$6,298

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(86)	$(48)	$97	$163	$126
Investing activities
Purchases of property, plant and equipment	—	(95)	(73)	—	(168)
Proceeds from sales of assets and business	—	150	—	—	150
Intercompany investing activities	—	(28)	—	28	—
Cash provided by (used for) investing activities	—	27	(73)	28	(18)
Financing activities
Intercompany short-term borrowings, net	191	—	—	(191)	—
Debt repayments	(92)	(3)	—	—	(95)
Dividends paid	(11)	—	—	—	(11)
Deferred financing fees	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	86	(3)	—	(191)	(108)
Effect of exchange rate changes on cash	—	—	17	—	17
Increase in cash	—	(24)	41	—	17
Cash at beginning of period	—	95	271	—	366
Cash at end of period	$—	$71	$312	$—	$383

	Six Months Ended June 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash provided by (used for) operating activities	$5	$206	$(245)	$(199)	$(233)
Investing activities
Purchases of property, plant and equipment	—	(173)	(114)	—	(287)
Proceeds from sales of assets and business	—	6	2	—	8
Foreign exchange contract settlements	—	(12)	—	—	(12)
Investment in affiliates	—	—	(32)	—	(32)
Cash used for investing activities	—	(179)	(144)	—	(323)
Financing activities
Proceeds from issuance of debt, net	3,489	1	—	—	3,490
Deferred financing fees	(77)	—	—	—	(77)
Cash provided at separation by DuPont	—	87	160	—	247
Net transfers (to) from DuPont	(3,417)	(28)	389	199	(2,857)
Cash (used for) provided by financing activities	(5)	60	549	199	803
Effect of exchange rate changes on cash	—	—	—	—	—
Increase in cash	—	87	160	—	247
Cash at beginning of period	—	—	—	—	—
Cash at end of period	$—	$87	$160	$—	$247

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of our results of operations and financial condition, which we refer to as “MD&A”, supplements the unaudited interim consolidated financial statements included in this quarterly report and is intended to provide an understanding of our financial condition, changes in financial condition and results of our operations. The discussion and analysis presented below refers to and should be read in conjunction with the unaudited interim consolidated financial statements included in this quarterly report, as well as our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.
Unless the context otherwise requires, references herein to “The Chemours Company,” “The Chemours Company, LLC,” “Chemours,” “the Company,” “our company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refers to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.
Cautionary Statements About Forward-Looking Statements
This section and other parts of this quarterly report contain forward-looking statements, within the meaning of the federal securities laws, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made.
Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include those discussed in the “Forward-Looking Statements” and the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2015. The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.
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
Chemours Five-Point Transformation Plan
Immediately after Chemours became an independent public company, we began to make changes to our organization, cost structure and portfolio of businesses in order to transform our company into a higher growth chemistry company. The objectives of our multi-year five-point transformation plan are to improve our financial performance, streamline and strengthen our portfolio and reduce our leverage by:
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
Through cost reduction and growth, Chemours expects the transformation plan to deliver $500 million of incremental Adjusted EBITDA improvement over 2015 through 2017. Based on our anticipated cost reduction and growth initiatives, we expect that our cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives will also improve our pre-tax earnings by similar amounts through 2017. Results of our transformation actions are discussed in the Recent Developments, Results of Operations, Segment Reviews and Outlook sections of this MD&A.
Recent Developments
On June 13, 2016, the Company entered into an asset purchase agreement with Veolia North America, (“Veolia”), pursuant to which Veolia agreed to acquire Chemours’ Sulfur Products business (“Sulfur business”) of its Chemical Solutions segment for a purchase price of $325 million in cash, subject to customary working capital and other adjustments, of which approximately $10 million was received in May 2016. The Company completed the sale and received the remaining proceeds of approximately $311 million on July 29, 2016, net of estimated working capital adjustments. The completion of the sale is also subject to certain customary post-closing conditions and other adjustments.
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
The Company expects to use the proceeds from the above sales to fund our future capital expenditures.
Our Second Quarter 2016 Results and Business Highlights
Net sales for the three months ended June 30, 2016 were $1.4 billion, a decrease of 8% from $1.5 billion for the three months ended June 30, 2015. Net sales for the six months ended June 30, 2016 were $2.7 billion, a decrease of 7% from $2.9 billion for the six months ended June 30, 2015. These decreases were driven primarily by the lower average sales prices in our Titanium Technology and Chemical Solutions segments.
We recognized a net loss of $18 million for the three months ended June 30, 2016 and 2015 and a net income of $33 million and $25 million for the six months ended June 30, 2016 and 2015, respectively. In the three months ended June 30, 2016, our net loss was due to an asset impairment recognized of approximately $58 million in connection with the sale of our Sulfur business and higher interest expense, partially offset by higher gross margin and income tax benefits of approximately $23 million. In the six months ended June 30, 2016, our net income includes approximately $88 million of gain on sale of our aniline facility in Beaumont, TX, offset by the asset impairment related to the Sulfur business sale and higher interest expense during the period.
Our Adjusted EBITDA was $187 million and $127 million for the three months ended June 30, 2016 and 2015, respectively, and $315 million and $272 million for the six months ended June 30, 2016 and 2015, respectively. Our results for the 2016 periods reflect improvements in our Fluoroproducts segment performance, including growth in OpteonTM, and from our cost reduction initiatives across all segments, which are in line with our transformation plan. These improvements were partially offset by lower average sales price in our Titanium Technology and Chemical Solutions segments in 2016 when compared to 2015.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net sales	$1,383	$1,508	$2,680	$2,871
Cost of goods sold	1,116	1,282	2,212	2,393
Gross profit	267	226	468	478
Selling, general and administrative expense	174	157	307	324
Research and development expense	17	27	40	50
Employee separation and asset related charges, net	67	61	85	61
Total expenses	258	245	432	435
Equity in earnings of affiliates	4	8	9	11
Interest expense, net	(50)	(28)	(106)	(28)
Other (expense) income, net	(4)	21	89	14
(Loss) income before income taxes	(41)	(18)	28	40
(Benefit from) provision for income taxes	(23)	—	(5)	15
Net (loss) income	(18)	(18)	33	25
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$(18)	$33	$25
Net Sales
Net sales in the three months ended June 30, 2016 were $1.4 billion, a decrease of approximately 8% compared to $1.5 billion in the same period in 2015. Net sales for the six months ended June 30, 2016 were $2.7 billion, a decrease of approximately 7% compared to $2.9 billion in the same period in 2015.
These decreases in net sales were primarily due to lower selling prices for TiO2 in the Titanium Technologies segment, lower prices in the Chemical Solutions segment resulting from the impact of lower raw materials costs on contractual pass-through terms, and unfavorable impact of currency movement against the U.S. dollar. In the Fluoroproducts segment, the growth in OpteonTM was offset by weaker demand and unfavorable product mix of fluoropolymer products.
The table below shows the impact of price, volume, currency and portfolio changes on net sales for the three and six months ended June 30, 2016 compared with three and six months ended June 30, 2015:

Change in net sales from prior period	Three months ended June 30, 2016	Six months ended June 30, 2016
Price	(5)%	(5)%
Volume	(1)%	1%
Currency	(1)%	(2)%
Portfolio / Other	(1)%	(1)%
Total change	(8)%	(7)%
For detailed discussion of net sales, see the Segment Reviews section of this MD&A.
Cost of goods sold
Cost of goods sold (COGS) decreased by 13% and 8% for the three and six months ended June 30, 2016, respectively, in comparison with the same periods in 2015. The decreases were primarily driven by lower production costs from lower raw materials and overhead costs, including impact of the global headcount reduction implemented in the second half of 2015 which decreased COGS by approximately 10% and 6% for the three and six months ended June 30, 2016, respectively, and portfolio mix primarily from Chemical Solutions segment. These decreases were partially offset by $5 and $7 million increases in performance related compensation accruals for the three and six months ended June 30, 2016, respectively. In addition, we recorded inventory write-downs in the Chemical Solutions segment of $5 million for the six months ended June 30, 2016 as a result of the previously announced reactive metals solution restructuring, and a $5 million write-off of assets related to our cyanides business of the Chemical Solutions segment in the three and six months ended June 30, 2016.
COGS as a percentage of net sales decreased by 4% and 1% for the three and six months ended June 30, 2016, respectively, in comparison with the same period in 2015. This decrease was primarily driven by margin improvements in fluoroproducts and continued cost reduction efforts.
Selling, general and administrative expense
Selling, general and administrative (SG&A) expense increased by $17 million to $174 million for the three months ended June 30, 2016 when compared to the same period in 2015 and decreased $17 million to $307 million for the six months ended June 30, 2016 when compared to the same period in 2015.
The increase in SG&A for the three months ended June 30, 2016 was primarily due to approximately $12 million of pre-sale transaction costs incurred in connection with the sales of the C&D and Sulfur businesses, approximately $8 million of legal settlements and related costs, and an approximate $14 million increase in performance related compensation accruals. These increases were partially offset by our cost reduction initiatives, including global workforce reduction and other initiatives in connection with the transformation plan, that contributed to approximately 11% reduction in SG&A.
The decrease in the six months ended June 30, 2016 was primarily driven by lower employee benefits and cost reduction initiatives, including the global workforce reduction and other initiatives in connection with the transformation plan, which contributed to approximately 19% reduction in SG&A. These decreases were partially offset by an approximately $15 million of pre-sale transaction cost incurred in connection with the sale of the C&D and Sulfur businesses, approximately $9 million legal settlements and related costs, and approximately $20 million increase in performance related compensation accruals.
Research and development expense
Reductions in R&D spend were driven by decisions to either delay or terminate projects following our separation from DuPont. The global workforce reduction initiative also impacted the R&D function and contributed to the decrease in R&D expense. R&D as a percent of net sales remained relatively consistent year over year.
Employee separation and asset-related charges, net
For the three and six months ended June 30, 2016, we recorded pre-tax charges of approximately $67 million and $85 million, respectively, compared to $61 million for the three and six months ended June 30, 2015, for employee separation and other asset-related charges in connection with several restructuring actions initiated in second half of 2015.
Charges in the three and six months ended June 30, 2016 consist primarily of $9 million and $18 million, respectively, of Edge Moor manufacturing plant decommissioning and dismantling activities in Titanium Technology segment and $1 million and $5 million, respectively, of decommissioning activities of certain production lines in Fluoroproducts segment, and pre-tax asset impairment of approximately $58 million in connection with the sale of Sulfur business.
For the three and six months ended June 30, 2015, we recorded a pre-tax charge of approximately $61 million for employee separation costs related to the 2015 restructuring program.
See notes to the interim consolidated financial statements for details related to the Company's restructuring programs (Note 5) and sale of businesses (Note 6).
Interest expense, net
We incurred interest expense of $50 million and $106 million for the three and six months ended June 30, 2016, respectively, compared to $28 million for the three and six months ended June 30, 2015. Interest expense increased because the related long-term debt was outstanding for the full six months of 2016 compared to 2015 when the long-term debt was issued in May 2015. In addition, we also recorded additional charges of approximately $4 million to write off a proportionate amount of unamortized debt issuance costs attributable to the reduction in our revolver commitment during the first quarter of 2016, offset by approximately $5 million of gain on debt extinguishment during the second quarter of 2016 (see Note 15 to the interim consolidated financial statements).
Other income (expense), net
Other income (expense), net decreased by $25 million for the three months ended June 30, 2016 and increased by $75 million for the six months ended June 30, 2016 when compared to the same period in 2015.

The decrease in other income (expense), net for the three months ended June 30, 2016 was due to foreign currency exchange losses in 2016 of $14 million driven by continued strengthening of the U.S. dollar primarily against the Mexican peso compared to a foreign currency exchange gain of $19 million in 2015, which was mainly driven by the net gain from foreign currency forward contracts.
The increase in other income (expense), net for the six months ended June 30, 2016 primarily includes a gain of $88 million recognized from the sale of our aniline facility in Beaumont, Texas, partially offset by foreign currency exchange losses in 2016 of approximately $20 million driven by continued strengthening of the U.S. dollar primarily against the Mexican peso compared to a foreign currency exchange gain of $3 million in 2015, which was mainly driven by the net gain from foreign currency forward contracts.
See notes to the interim consolidated financial statements for additional details of other income (expense), net (Note 7) and for details related to foreign currency forward contracts (Note 17).
Provision for (benefit from) income taxes
For the three months ended June 30, 2016 and 2015, Chemours recorded a tax benefit of $23 million and $0, respectively, or an effective income tax rate of approximately 56% and 0% respectively. For the six months ended June 30, 2016 and 2015, Chemours recorded a benefit from income tax of $5 million and a provision for income tax of $15 million or an effective income tax rate of negative 18% and 38%, respectively.
The $23 million and $20 million increases in tax benefits for the three and six months ended June 30, 2016, respectively, and the corresponding changes in our effective income tax rates were primarily due to geographical mix of earnings. Restructuring charges and asset impairment, most of which occurred in the United States, resulted in an increase in tax benefit and corresponding change in our effective income tax rate for 2016 as compared to 2015. In addition, the increase in tax benefit for the six months ended June 30, 2016 was partially offset by the gain on sale of the aniline facility in the United States.
Segment Reviews
Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component

•	exchange gains (losses),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	gains (losses) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
Tabular reconciliation of Adjusted EBITDA to net income (loss) for the three and six months ended June 30, 2016 and 2015 is included in Non-GAAP Financial Measures of this Item 2 and in Note 20 to the interim consolidated financial statements.
Titanium Technologies

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$596	$642	$1,117	$1,187
Adjusted EBITDA	111	91	166	184
Adjusted EBITDA Margin	19%	14%	15%	16%

Change in segment net sales from prior period	Three months ended June 30, 2016	Six months ended June 30, 2016
Price	(6)%	(10)%
Volume	(1)%	5%
Currency	—%	(1)%
Portfolio / Other	—%	—%
Total change	(7)%	(6)%
Segment Net Sales: Net sales decreased by 7% and 6% for the three and six months ended June 30, 2016, respectively, compared with the same period in 2015. The decrease in net sales was due primarily to lower average selling prices. Lower sales volume in the three months ended June 30, 2016 was primarily due to timing of TiO2 sales and reduced volume in non-TiO2 products. Sales volume increase in the six months ended June 30, 2016 was due to the higher sales volumes in Europe and United States. Our sales volume in 2016 was in line with seasonal and historical trends while 2015 experienced an unusually low volume particularly in the first quarter of 2015.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three months ended and decreased during the six months ended June 30, 2016 in comparison with same period in 2015.
The increase in Adjusted EBITDA of approximately 22% and increase in Adjusted EBITDA margin of 5% for three months ended June 30, 2016 were primarily due to productivity improvement initiatives that resulted in lower raw materials and lower plant operating costs as well as the impact of the Edge Moor plant shut-down and global headcount reductions, which increased Adjusted EBITDA by approximately 66%. Partially offsetting this increase was the lower sales and margin, which reduced adjusted EBITDA by 40%, due to lower average sales price in 2016 when compared to 2015, and modestly favorable currency movements.
The decrease in Adjusted EBITDA of approximately 10% for the six months ended June 30, 2016 was primarily driven by lower sales and margin due to lower average selling price in 2016 when compared to 2015, which reduced adjusted EBITDA by 66%, and unfavorable currency movements. This decrease was offset by productivity improvement initiatives that resulted in lower raw materials and lower plant operating costs as well as the impact of the Edge Moor plant shut-down and global headcount reductions, which increased adjusted EBITDA by 50%, and sales margin increases of approximately 8%.
Fluoroproducts

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$573	$588	$1,104	$1,140
Adjusted EBITDA	105	54	190	129
Adjusted EBITDA Margin	18%	9%	17%	11%

Change in segment net sales from prior period	Three months ended June 30, 2016	Six months ended June 30, 2016
Price	(1)%	1%
Volume	1%	(1)%
Currency	(2)%	(3)%
Portfolio / Other	(1)%	—%
Total change	(3)%	(3)%
Segment Net Sales: Net sales decreased by 3% and 3% for the three months ended and six months ended June 30, 2016, respectively, in comparison with the same period in 2015. Stronger demand for Opteon™ refrigerant in both Europe and the United States delivered a significant increase in volume over the prior period, offset by lower volume over the prior period due to the phase down of HCFCs refrigerants (i.e., Freon™) as stipulated by the Montreal Protocol and to weaker demand for fluoropolymer products mainly in the consumer electronics industry. In addition, unfavorable foreign currency impact, primarily against the Argentine peso and Brazilian real, among others, resulted in an overall decrease in net sales.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three and six months ended June 30, 2016, respectively, in comparison with same period in 2015. Adjusted EBITDA increased by 94% and 47% during the three and six months ended June 30, 2016, respectively, due primarily to the improved operations of our manufacturing facilities, margin improvements from sales, and cost reductions from cost savings initiatives implemented beginning in the second half of 2015. We incurred approximately $12 million or 23% and $22 million or 17% of incremental costs in the three and six months ended June 30, 2015, respectively, due to plant outages in certain of our manufacturing facilities in the United States that did not recur in 2016. Margin improvement from fluorochemicals sales, including growth in Opteon™ but excluding currency impact, contributed an increase of approximately 36% and 27% in the three and six months ended June 30, 2016, respectively, while cost reduction initiatives contributed an increase of approximately 55% and 35% for the three and six months ended June 30, 2016, respectively. These increases were partially offset by an unfavorable product mix of fluoropolymers and unfavorable currency impact of approximately 20% and 19% in the three and six months ended June 30, 2016, respectively.
Chemical Solutions

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$214	$278	$459	$544
Adjusted EBITDA	11	4	21	5
Adjusted EBITDA Margin	5%	1%	5%	1%

Change in segment net sales from prior period	Three months ended June 30, 2016	Six months ended June 30, 2016
Price	(9)%	(9)%
Volume	(8)%	(3)%
Currency	—%	—%
Portfolio / Other	(6)%	(4)%
Total Change	(23)%	(16)%
Segment Net Sales: Net sales decreased by 23% and 16% for the three and six months ended June 30, 2016, respectively, in comparison with the same period in 2015. These decreases were primarily due to lower prices resulting from the impact of lower raw materials costs on contractual pass-through terms and a portfolio change resulting from the sale of our aniline facility in Beaumont, Texas. Sales volume also decreased across all business units except Sulfur during the three and six months ended June 30, 2016 due to soft demand.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased by $7 million and $16 million during the three and six months ended June 30, 2016, respectively, in comparison with the same period in 2015. Despite the decreases in sales, Adjusted EBITDA increased in the three and six months ended June 30, 2016 due primarily to the cost reduction efforts, including the global headcount reductions during the second half of 2015, and improvement in plant operating costs.
2016 Outlook
With our transformation plan on track, we expect to reduce structural costs by an additional $200 million in 2016. These cost savings are primarily from actions taken during 2015 including facilities closures, headcount reductions, procurement and productivity enhancements, suspension of 2016 annual salary increases globally, subject to contractual and legal limitations, and suspension of discretionary contribution component in our U.S. 401(k) plan. Based on our anticipated cost reduction and growth initiatives launched in 2015, we continue to expect cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives that together will also improve our pre-tax earnings by similar amounts through 2017. To date, we have achieved approximately $100 million in cost savings and we anticipate that we will need to establish additional cost reduction initiatives during 2016 to realize our target of reducing structural costs by $350 million through 2017 over full year 2015.
For the remainder of 2016 and through 2017, we believe that those cost reductions and our growth initiatives in our transformation plan along with TiO2 price increases will deliver full year Adjusted EBITDA above our 2015 performance and similar improvements in our pre-tax earnings. We expect our full year capital expenditures in 2016 to be below $400 million primarily due to the shift in the timing of the cyanide expansion. Along with a reduction in capital spending and strategic steps, we expect to generate modestly positive free cash flow during the year. Our outlook reflects our current visibility and expectations on our strategic actions, market factors, such as currency movements, TiO2 pricing, and end-market demand.
Liquidity & Capital Resources
Chemours' primary source of liquidity is cash generated from operations, available cash and borrowings under the credit facilities as described below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow and proceeds from asset sales to repay outstanding borrowings, selectively invest for growth to enhance our portfolio including certain strategic capital investments, and return cash to shareholders through dividend payments.
Chemours’ operating cash flow generation is driven by, among other things, global economic conditions generally and the resulting impact on demand for our products, raw material and energy prices, and industry-specific issues, such as production capacity and utilization. Chemours has generated strong operating cash flow through various industry and economic cycles evidencing the operating strength of our businesses. Over the industry cycles in recent years, cash flows from operating activities increased in years leading up to the historical peak profitability achieved in 2011, and have decreased annually since that time. Despite the challenging market conditions in the TiO2 industry since the historical peak profitability in 2011, we anticipate that through our cost reduction efforts and growth initiatives, our operations will provide sufficient liquidity to implement the transformation plan and support cash needs for the business.
Over the next 12 months, we expect to make interest payments, capital expenditures, principal repayments, and restructuring payments. We may also use our available cash to reduce our indebtedness, to the extent permitted, and improve our leverage position. We expect to fund these payments through cash generated from operations, asset dispositions, available cash and borrowings under the revolving credit facility. We anticipate that our operations and revolving credit facility will provide sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility is subject to the last 12 months of our consolidated EBITDA as defined under the credit agreement.
As of June 30, 2016 and December 31, 2015, we had $312 million and $271 million, respectively, of cash and cash equivalents on our balance sheet held by our foreign subsidiaries, all of which is readily convertible into currencies used in our operations, including the U.S. dollar. Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At June 30, 2016 and December 31, 2015, management believed that sufficient liquidity was available in the United States, and it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside of the United States. No deferred tax liabilities have been recognized with regard to the approximately $312 million and $271 million of cash of our foreign subsidiaries as of June 30, 2016 and December 31, 2015, respectively, and undistributed earnings. Potential tax implication of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were remitted to the United States.
Cash Flow
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Six months ended June 30,
(Dollars in millions)	2016	2015
Cash provided by (used for) operating activities	$126	$(233)
Cash used for investing activities	(18)	(323)
Cash (used for) provided by financing activities	(108)	803

Operating Activities
Cash provided by operating activities improved by $359 million for the six months ended June 30, 2016 as compared to the same period in 2015 due to working capital improvements and the advance payment of $190 million that we received from DuPont in February 2016 of which approximately $60 million has been utilized during the six months ended June 30, 2016. Partially offsetting this increase was interest payments in the first half of 2016 of approximately $112 million.
Investing Activities
Cash used for investing activities for the six months ended June 30, 2016 includes the $140 million proceeds from the sale of our aniline facility in Beaumont, Texas and a deposit of $10 million related to our Sulfur sale, offset by capital expenditures during the period of $168 million. Our capital expenditures decreased by approximately $119 million when compared to the same period in 2015 due to lower spend primarily from the completion of our Altamira plant expansion in April 2016 and no separation-related expenditures incurred during 2016.
We expect our full year capital expenditures in 2016 to be below $400 million primarily due to the shift in the timing of the cyanide expansion.
Financing Activities
During the second quarter 2016, utilizing our available cash, we repurchased, through open market transactions, a portion of our senior secured term loans with an aggregate principal amount of $50 million for $49 million in cash and a portion of our 2023 Notes with an aggregate principal amount of $42 million for $36 million in cash. These senior loan repurchases were in addition to our quarterly required repayments on the senior secured term loans equivalent to 1% per annum of its original principal. We also declared and paid approximately $11 million of dividends to our shareholders, equivalent to $0.06 per share. Subsequent to June 30, 2016, we repurchased additional 2023 Notes with an aggregate principal amount of $8 million for $7 million in cash, completing $100 million in total long-term debt repurchases year-to-date.
Through June 2015, DuPont managed Chemours’ cash and financing arrangements and all excess cash generated through earnings were deemed remitted to DuPont and all sources of cash were deemed funded by DuPont. In the six months ended June 30, 2015, Chemours remitted approximately $3.4 billion to DuPont in the form of a dividend, using cash received from issuance of debt. This was partially offset by $247 million of cash provided by DuPont at June 30, 2015 pursuant to the separation agreement.
There were no significant financing activities during the six months ended June 30, 2016 other than the amendment to our credit facilities described within “Liquidity & Capital Resources - Credit Facilities” of this MD&A.
Current Assets

	June 30,	December 31,
(Dollars in millions)	2016	2015
Cash	$383	$366
Accounts and notes receivable - trade, net	939	859
Inventories	892	972
Prepaid expenses and other	52	58
Assets held-for-sale	26	46
Total current assets	$2,292	$2,301
Accounts and notes receivable - trade, net at June 30, 2016 increased $80 million compared to December 31, 2015 primarily due to timing of collections of trade accounts receivable, offset by an unfavorable currency translation of approximately $8 million.
Inventories at June 30, 2016 decreased $81 million compared to December 31, 2015. The decrease was due to the continued effort to reduce inventory on hand as well as lower raw material and production costs. In addition, we recorded an approximately $5 million of inventory write-down in the Chemical Solutions segment in the six months ended June 30, 2016 as a result of the previously announced reactive metals solution restructuring, approximately $5 million of inventory held-for-sale in connection with the sale of the C&D and Sulfur businesses, and approximately $5 million unfavorable currency translation.

Assets held-for-sale of $26 million as of June 30, 2016 represent current assets related to the sale of the C&D and Sulfur businesses, while the $46 million as of December 31, 2015 represent assets related to the sale of the aniline facility which was completed in March 2016. See Note 6 to the interim consolidated financial statements for further information.
Current Liabilities

	June 30,	December 31,
(Dollars in millions)	2016	2015
Accounts payable	$875	$973
Short-term borrowings and current maturities of long-term debt	36	39
Other accrued liabilities	533	454
Total current liabilities	$1,444	$1,466
As of June 30, 2016, accounts payable decreased by $98 million compared to December 31, 2015 due to timing of payments to vendors and lower capital expenditures.
Other accrued liabilities increased due to the advance payment we received from DuPont in February 2016, which was recorded as deferred liability. Approximately $131 million of this prepayment remains outstanding as of June 30, 2016. These increases were partially offset by approximately $41 million of severance payments during the year.
Credit Facilities and Notes
Our credit agreement (as amended) provides a total revolver commitment under the revolving credit facility of $750 million. The proceeds of loans made under the revolving credit facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At June 30, 2016, the facility had a full borrowing capacity of $750 million. At June 30, 2016, we had $138 million of letters of credit issued and outstanding under this facility.
In September 2015, in connection with the Company's transformation plan announced in August 2015, we undertook a first amendment to the credit agreement to allow pro forma inclusion of future benefits from cost savings initiatives in the calculation of financial covenants that rely on consolidated EBITDA beginning from the quarter ended September 30, 2015. Since the revolver availability in any quarter is determined by the cushion remaining in the financial maintenance covenants at the end of the previous quarter, this amendment increased our access to the revolving credit facility.
In February 2016, we proactively pursued a second amendment to the credit agreement in order to ensure that we would retain adequate liquidity and sufficient cushion in the event of an unexpected, further significant decline in TiO2 pricing. The second amendment also provided further flexibility by allowing us to include, on a pro forma basis, future benefits of cost savings initiatives in the calculation of financial covenants that rely on consolidated EBITDA for an additional year, and increased the amount of the applicable cost savings benefits that could be utilized in the covenant calculation. In addition, the second amendment replaced the total net leverage ratio with senior secured net leverage ratio and modified the minimum required levels of the interest expense coverage ratio. These changes were designed to allow us to have full access to the revolving credit facility, provide flexibility to execute our transformation plan through 2017 and provide additional cushion in the event of an unexpected, further significant decline in TiO2 pricing. Furthermore, the amendment reduced the size of the revolving credit facility by $250 million to $750 million. With the on-going efforts to improve working capital usage as a part of our transformation plan, we believe that $750 million of revolver access will be sufficient to meet our working capital and other cash needs over the next 12 months.
The credit agreement, as amended, contains financial covenants which, solely with respect to the revolving credit facility, require us not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict us and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. The senior secured credit facilities and the senior unsecured notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours. We were in compliance with our debt covenants as of June 30, 2016.
In the event of default under the revolving credit facility, our lenders under the revolving credit facility can terminate their commitments thereunder, cease making further revolving loans and accelerate outstanding revolving loans. This would allow the lenders under the revolving credit facility to declare the outstanding term loans to be immediately due and payable and to institute foreclosure proceedings against the collateral securing the credit facility, which could force us into bankruptcy or liquidation. Any event of default or declaration of acceleration under the credit agreement also may result in an event of default under the indenture governing the notes. Any such default, event of default or declaration of acceleration could materially and adversely affect our results of operations and financial condition. Please see the section titled “Risks Related to our Indebtedness” of the “Risk Factors” section of our Annual Report Form 10-K for the year ended December 31, 2015 for additional detail.
There are no debt maturities prior to the year 2022, except, in accordance with the credit agreement, we are required to make principal payments related to the Term Loan Facility of $8 million for the remainder of 2016 and $15 million in each year from 2017 to 2021. Debt maturities related to the Term Loan Facility and the Notes in 2022 and beyond will be $3,808 million. In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, we are also required to make additional principal repayments as defined in the credit agreement, depending on our leverage level, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases. See Note 15 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information related to our indebtedness.
Supplier Financing
In 2015, we entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers' decisions to sell their receivables under this program. At June 30, 2016, the payment instructions from Chemours were $95 million. Pursuant to their agreement with the financial institution, certain suppliers may elect to get paid early at their discretion. The available capacity under this program can vary based on the number of investors participating in this program at any point in time.
Contractual Obligations
Chemours’ contractual obligations at June 30, 2016 did not significantly change from its contractual obligations previously disclosed at December 31, 2015, except that in January 2016, Chemours and DuPont entered into an agreement which set forth an advance payment of approximately $190 million for certain specified goods and services to be provided to DuPont over twelve to fifteen months under existing agreements with Chemours. Approximately $131 million of this prepayment remains outstanding as of June 30, 2016. See Note 4 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information.
Off Balance Sheet Arrangements
Information with respect to Chemours’ guarantees is included in Note 16 to the interim consolidated financial statements of this Quarterly Report on Form 10-Q and in Note 19 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.
Critical Accounting Policies and Estimates
Chemours’ significant accounting policies are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” section and Note 3 to the consolidated financial statements in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Remediation Accrual
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. There have been no significant changes to the remediation accrual as of June 30, 2016 from December 31, 2015.
As of December 31, 2015, Chemours, through DuPont, has been notified of potential liability under CERCLA or similar state laws at about 174 sites around the United States, including approximately 22 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 53 of these sites. Approximately 66 sites have been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in “de minimis buyouts” with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. No new notices of potential liability at any sites were received during the three months ended June 30, 2016.
At June 30, 2016, our consolidated balance sheet reflects an environmental liability of approximately $290 million relating to the above-mentioned sites as well as certain sites owned and/or operated by Chemours which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities and their associated costs depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other PRPs. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at June 30, 2016, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 million above the amount accrued at June 30, 2016. Except for Pompton Lakes, which is discussed further below, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
The environmental remediation accrual is $86 million as of June 30, 2016 related to activities at Chemours’ site in Pompton Lakes, New Jersey. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 million, including previously accrued amounts. This could have a material impact on the liquidity of Chemours in any given period if recognized. However, management does not believe this would have a material adverse effect on Chemours’ overall financial position, liquidity or results of operations. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site ceased in the mid 1990’s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.

Under the authority of the Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 million over the next two to three years, which is included in the remediation accrual as of June 30, 2016, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s final plan. The remediation activities commenced when permits and implementation plans were approved in May 2016.
PFOA
See discussion under “PFOA” in Note 16 to the interim consolidated financial statements included in this quarterly report on Form 10-Q.
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
Adjusted EBITDA is defined as income (loss) before taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component

•	exchange gains (losses),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	gains (losses) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
Adjusted Net Income (Loss) is defined as net income (loss) attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization, and certain provision for (benefit from) income taxes. Free Cash Flow is defined as cash provided by (used in) operating activities less cash used for purchases of property, plant and equipment as disclosed in the consolidated statements of cash flows (a GAAP financial measure).
We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this quarterly report on Form 10-Q, should be read in conjunction with the Company’s interim financial statements and notes thereto included in this quarterly report as well as the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income attributable to Chemours for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net (loss) income attributable to Chemours	$(18)	$(18)	$33	$25
Non-operating pension and other postretirement employee benefit (income) costs	(7)	8	(14)	15
Exchange losses (gains)	14	(19)	20	(3)
Restructuring charges	9	61	27	61
Asset related charges [1]	63	—	63	—
Loss (gain) on sale of assets or business	1	—	(88)	—
Transaction costs [2]	12	—	15	—
Legal and other charges [3]	13	—	19	—
(Benefit from) provision for income taxes relating to reconciling items [4]	(38)	(15)	(15)	(29)
Adjusted Net Income	49	17	60	69
Net income attributable to noncontrolling interests	—	—	—	—
Interest expense, net	50	28	106	28
Depreciation and amortization	73	67	139	131
All remaining provision for income taxes [4]	15	15	10	44
Adjusted EBITDA	$187	$127	$315	$272

[1]	Includes asset impairment in connection with the sale of the Sulfur business (See Note 6) and other asset write-offs in the Chemical Solutions segment.
2 Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives, which includes pre-sale transaction costs incurred in connection with the sales of the C&D and Sulfur businesses (see Note 6).

[3]	Includes litigation settlements, water treatment accruals related to PFOA, and lease termination charges.
4 Total of provision for (benefit from) income taxes reconciles to the amount reported in the Interim Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015.
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
Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. During the three and six months ended June 30, 2016, we entered into various foreign currency forward contracts for currencies such as the Euro, Chinese yuan, Swiss francs, and Mexican peso among others, and had 47 open contracts with an aggregate notional U.S. dollar equivalent of $270 million, the fair value of which amounted to less than $1 million of net unrealized loss.
In a hypothetical adverse change in the market prices or rates that existed at June 30, 2016, a 10% increase in the U.S. dollar against our outstanding hedged contracts on foreign currencies, such as the Euro, Swiss francs, and Japanese yen, at the currency exchange rates as of June 30, 2016 would decrease our net loss by approximately $3 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would increase our net loss by approximately $4 million.
Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2016, Chemours did not record any ineffectiveness and recognized a gain of $4 million and a loss of $3 million, respectively, on its net investment hedges within accumulated other comprehensive income (loss).
Chemours' risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 17 to the interim consolidated financial statements for further information.
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
As of June 30, 2016, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in Note 16 to the interim consolidated financial statements.
Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this and other litigation matters is included in Note 16 to the interim consolidated financial statements.

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
Dordrecht, Netherlands
The Company has received requests from the Labor Inspectorate (ISZW) and a local environmental agency (OZHZ) in the Netherlands for information and documents regarding the Dordrecht site's operations. The Company has complied with the requests. We understand that some of  the requests from OZHZ are part of a preliminary investigation initiated by a public prosecutor,  although we have not received notice that it intends to pursue such action.
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

THE CHEMOURS COMPANY
(Registrant)

Date:	August 9, 2016

By:	/s/ Mark E. Newman

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

10.29*
Termination Agreement dated July 21, 2016 between Chemours International Operations Sarl and Thierry Vanlancker (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 22, 2016).

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