Form 10-Q
period 2016-09-30
Chemours Co
filed 2016-11-07
CIK 1627223

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The Registrant had 181,834,319 shares of common stock, $0.01 par value, outstanding at November 2, 2016.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company
Interim Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$1,398	$1,486	$4,078	$4,357
Cost of goods sold	1,056	1,222	3,267	3,615
Gross profit	342	264	811	742
Selling, general and administrative expense	148	157	454	481
Research and development expense	19	18	60	68
Restructuring and asset related charges, net	60	184	145	245
Goodwill impairment	—	25	—	25
Total expenses	227	384	659	819
Equity in earnings of affiliates	9	7	17	18
Interest expense, net	(51)	(51)	(157)	(79)
Other income, net	161	57	250	71
Income (loss) before income taxes	234	(107)	262	(67)
Provision (benefit from) for income taxes	30	(78)	25	(63)
Net income (loss)	204	(29)	237	(4)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Chemours	$204	$(29)	$237	$(4)

Per share data [1]
Basic earnings (loss) per share of common stock	$1.12	$(0.16)	$1.31	$(0.02)
Diluted earnings per share of common stock	$1.11	$(0.16)	$1.30	$(0.02)
Dividends per share of common stock	$0.03	$0.03	$0.09	$0.58

 1 Refer to Note 9 for information regarding the calculation of basic and diluted earnings per share.

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three months ended September 30,
	2016			2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income (loss)	$234	$(30)	$204	$(107)	$78	$(29)
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(6)	—	(6)	—	—	—
Cumulative translation adjustments	10	—	10	(52)	—	(52)
Pension benefit plans, net:
Net loss	—	—	—	(3)	—	(3)
Prior service benefit	—	—	—	17	(2)	15
Effect of foreign exchange rates	(3)	1	(2)	4	(1)	3
Reclassifications to net income: [1]
Amortization of prior service cost	—	—	—	1	—	1
Amortization of loss	6	(2)	4	4	(1)	3
Pension benefit plans, net	3	(1)	2	23	(4)	19
Other comprehensive income (loss)	7	(1)	6	(29)	(4)	(33)
Comprehensive income (loss)	241	(31)	210	(136)	74	(62)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$241	$(31)	$210	$(136)	$74	$(62)

	Nine months ended September 30,
	2016			2015
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income (loss)	$262	$(25)	$237	$(67)	$63	$(4)
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(9)	—	(9)	—	—	—
Cumulative translation adjustments	20	—	20	(286)	—	(286)
Pension benefit plans, net:
Net loss	(7)	1	(6)	—	—	—
Prior service benefit	—	—	—	17	(2)	15
Effect of foreign exchange rates	(5)	2	(3)	27	(7)	20
Reclassifications to net income: [1]
Amortization of prior service cost	(1)	—	(1)	3	—	3
Amortization of loss	18	(5)	13	11	(2)	9
Curtailment gain	(2)	1	(1)	—	—	—
Pension benefit plans, net	3	(1)	2	58	(11)	47
Other comprehensive income (loss)	14	(1)	13	(228)	(11)	(239)
Comprehensive income (loss)	276	(26)	250	(295)	52	(243)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$276	$(26)	$250	$(295)	$52	$(243)

1 These other comprehensive income (loss) components are included in the computation of net periodic benefit costs (refer to Note 18 for further information).
See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Balance Sheets
(Dollars in millions, except per share amount)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$957	$366
Accounts and notes receivable - trade, net	881	859
Inventories	846	972
Prepaid expenses and other	73	104
Total current assets	2,757	2,301
Property, plant and equipment	8,218	9,015
Less: Accumulated depreciation	(5,393)	(5,838)
Net property, plant and equipment	2,825	3,177
Goodwill	153	166
Other intangible assets, net	18	10
Investments in affiliates	169	136
Other assets	367	508
Total assets	$6,289	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$835	$973
Short-term borrowings and current maturities of long-term debt	32	39
Other accrued liabilities	569	454
Total current liabilities	1,436	1,466
Long-term debt, net	3,713	3,915
Deferred income taxes	201	234
Other liabilities	558	553
Total liabilities	5,908	6,168
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 181,720,722 shares issued and outstanding as of September 30, 2016)	2	2
Additional paid in capital	781	775
Retained earnings (accumulated deficit)	117	(115)
Accumulated other comprehensive loss	(523)	(536)
Total Chemours stockholders' equity	377	126
Noncontrolling interests	4	4
Total equity	381	130
Total liabilities and equity	$6,289	$6,298

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2016 and 2015
(Dollars in millions)

	Common Stock
	Shares	Amount	DuPont Company Net Investment	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total
Balance at January 1, 2015	—	—	$3,650	$—	$19	$—	$4	$3,673
Net income (loss)	—	—	25	—	—	(29)	—	(4)
Issuance of Common Stock at separation	180,966,833	2	—	(2)	—	—	—	—
Common Stock issued - compensation plans	1,962	—	—	—	—	—	—	—
Establishment of pension plans, net and related accumulated other comprehensive income (loss)	—	—	268	—	(311)	—	—	(43)
Dividend declared	—	—	(100)	(5)	—	—	—	(105)
Non-cash debt exchange	—	—	(507)	—	—	—	—	(507)
Cash provided at separation by DuPont	—	—	247	—	—	—	—	247
Net transfers from DuPont, net of elimination of predecessor balances	—	—	(3,583)	643	—	—	—	(2,940)
Other comprehensive loss	—	—	—	—	(239)	—	—	(239)
Stock based compensation expense	—	—	—	9	—	(1)	—	8
Balance at September 30, 2015	180,968,795	$2	$—	$645	$(531)	$(30)	$4	$90

Balance at January 1, 2016	181,069,751	$2	$—	$775	$(536)	$(115)	$4	$130
Net income	—	—	—	—	—	237	—	237
Common Stock issued - compensation plans	650,971	—	—	—	—	—	—	—
Dividends	—	—	—	(11)	—	(5)	—	(16)
Other comprehensive income	—	—	—	—	13	—	—	13
Stock based compensation	—	—	—	17	—	—	—	17
Balance at September 30, 2016	181,720,722	$2	$—	$781	$(523)	$117	$4	$381

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
Interim Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine months ended
	September 30,
	2016	2015
Operating activities
Net income (loss)	$237	$(4)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation and amortization	212	201
Amortization of debt issuance costs and discount	15	5
Gain on sale of assets and business	(258)	—
Equity in earnings of affiliates	(17)	(18)
Deferred tax benefits	(29)	(86)
Asset related charges	109	191
Other operating charges and credits, net	33	17
(Increase) decrease in operating assets:
Accounts and notes receivable - trade, net	(63)	(250)
Inventories and other operating assets	113	(29)
Decrease in operating liabilities:
Accounts payable and other operating liabilities	(28)	(147)
Cash provided by (used for) operating activities	324	(120)
Investing activities
Purchases of property, plant and equipment	(235)	(392)
Proceeds from sales of assets and business, net of cash transferred	707	8
Foreign exchange contract settlements	(1)	61
Investment in affiliates	(2)	(32)
Cash provided by (used for) investing activities	469	(355)
Financing activities
Proceeds from issuance of debt, net	—	3,490
Debt repayments	(212)	(6)
Deferred financing fees	(2)	(79)
Dividends paid	(16)	(100)
Cash provided at separation by DuPont	—	247
Net transfers to DuPont	—	(2,857)
Cash (used for) provided by financing activities	(230)	695
Effect of exchange rate changes on cash and cash equivalents	28	(5)
Increase in cash and cash equivalents	591	215
Cash and cash equivalents at beginning of period	366	—
Cash and cash equivalents at end of period	$957	$215

Non-cash investing activities:
Change in property, plant and equipment included in accounts payable	$9	$(42)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 1. Background and Description of the Business
The Chemours Company (“Chemours” or the “Company”) delivers customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide (“TiO2”), refrigerants, industrial fluoropolymer resins and sodium cyanide. Chemours consists of three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions.
Chemours is globally operated with manufacturing facilities, sales centers, administrative offices and warehouses located throughout the world. Chemours' operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India and France. During 2016, Chemours sold its Clean & Disinfect product line (the “C&D business”), Sulfur Products business (the “Sulfur business”) and its aniline facility in Beaumont, Texas, which collectively consisted of 10 production facilities from the Chemical Solutions segment. As of September 30, 2016, Chemours consists of 25 production facilities globally, five dedicated to Titanium Technologies, 16 dedicated to Fluoroproducts, three dedicated to Chemical Solutions and one that supports multiple Chemours segments.
Effective prior to the opening of trading on the New York Stock Exchange (“NYSE”) on July 1, 2015 (the “Distribution Date”), E. I. du Pont de Nemours and Company (“DuPont”) completed the previously announced separation of the businesses comprising DuPont’s Performance Chemicals reporting segment, and certain other assets and liabilities, into Chemours, a separate and distinct public company. The separation was completed by way of a distribution of all of the then-outstanding shares of common stock of Chemours through a dividend in kind of Chemours’ common stock (par value $0.01) to holders of DuPont common stock (par value $0.30) as of the close of business on June 23, 2015 (the “Record Date”).
On the Distribution Date, each holder of DuPont's common stock received one share of Chemours’ common stock for every five shares of DuPont's common stock held on the Record Date. The separation was completed pursuant to a Separation Agreement and other agreements with DuPont related to the separation, including an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement and an Intellectual Property Cross-License Agreement. These agreements govern the relationship between Chemours and DuPont following the separation and provided for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by DuPont to Chemours.
Unless the context otherwise requires, references in these Notes to the Interim Consolidated Financial Statements to “we,” “us,” “our,” “Chemours” and the “Company” refer to The Chemours Company and its consolidated subsidiaries after giving effect to the separation.
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
Chemours did not operate as a separate, stand-alone entity for the full period covered by the 2015 interim consolidated financial statements. Prior to the separation on July 1, 2015, Chemours operations were included in DuPont's financial results in different legal forms, including but not limited to wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the interim consolidated financial statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. DuPont and its subsidiaries’ net investments in these operations are shown in lieu of Stockholders’ Equity in the interim consolidated financial statements for the period ended September 30, 2015. The interim consolidated financial statements include the historical operations, assets and liabilities of the legal entities that were considered to comprise the Chemours business, including certain environmental remediation and litigation obligations for which Chemours has indemnified DuPont.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

All of the allocations and estimates in the interim consolidated financial statements prior to July 1, 2015 were based on assumptions that management believed were reasonable. However, the interim consolidated financial statements for the nine months ended September 30, 2015 included herein may not be indicative of the results of operations and cash flows of Chemours if it had been a separate, stand-alone entity during that period.
The net transfers from DuPont in the Interim Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 include a non-cash contribution from DuPont of $93. This non-cash contribution occurred during physical separation activities at shared production facilities in the United States prior to the separation.
Note 3. Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued various updates to the Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies and amends certain cash receipts and cash payments presentation and classification in the statement of cash flows. The guidance is effective for public entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method (unless impractical to do so) to each period presented and earlier application is permitted. Chemours is currently evaluating the impact of adopting this guidance but does not expect the adoption will have a significant impact on its cash flows.
In March through May 2016, the FASB issued various updates to the ASU No. 2014-09, “Revenue from contracts with customers (Topic 606).” The additional updates provide further clarifications on certain objectives and application of the core principle of Topic 606 for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance is effective for public entities for annual and interim periods beginning after December 15, 2016 (original effective date), with one year deferral permitted from the original effective date. Chemours is currently evaluating the impact of adopting the guidance on its financial positions and results of operations and expects to adopt the guidance effective January 1, 2018.
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
Note 4. Relationship with DuPont and Related Entities
Prior to the separation, including the nine months ended September 30, 2015, Chemours sold finished goods to DuPont and its non-Chemours businesses. Related party sales to DuPont recorded by Titanium Technologies, Fluoroproducts and Chemical Solutions for the nine months ended September 30, 2015 were $2, $34 and $21, respectively. Subsequent to the separation, beginning on July 1, 2015, transactions with DuPont businesses were not considered related party transactions.
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
The allocated leveraged functional service expenses and general corporate expenses included in the Interim Consolidated Statements of Operations were $238 for the nine months ended September 30, 2015, respectively, and were recorded within cost of goods sold, selling, general and administrative expense and research and development expense for $23, $205 and $10, respectively. Subsequent to the separation on July 1, 2015, transactions with DuPont businesses were not considered related party transactions. Accordingly, no costs from DuPont were allocated to Chemours for the three and nine months ended September 30, 2016.
Cash Management and Financing
The separation agreement sets forth a process to true-up cash and working capital transferred to us from DuPont at separation.  In January 2016, Chemours and DuPont entered into an agreement, contingent upon the credit agreement amendment (described in Note 15), which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreement.  As a result, Chemours is no longer required to make any payments to DuPont, nor will DuPont make any payments to Chemours.
In addition, the agreement set forth an advance payment by DuPont of approximately $190, which Chemours received in February 2016, for certain specified goods and services that Chemours expects to provide to DuPont over twelve to fifteen months under existing agreements between the parties. The advance payment was recorded as deferred liability included in other accrued liabilities of the Interim Consolidated Balance Sheets and approximately $93 remains outstanding as of September 30, 2016.
Tax Matters Agreement
The tax matters agreement that Chemours and DuPont entered into governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.  In general, under the agreement, DuPont is responsible for any U.S. federal, state and local taxes (and any related interest, penalties or audit adjustments) reportable on a consolidated, combined or unitary return that includes DuPont or any of its subsidiaries and Chemours and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the date of the separation and Chemours is responsible for any U.S. federal, state, local and foreign taxes (and any related interest, penalties or audit adjustments) that are imposed on Chemours and/or any of its subsidiaries for all tax periods, whether before or after the date of the separation.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 5. Restructuring and Asset Related Charges, Net
For the three and nine months ended September 30, 2016, Chemours recorded charges for restructuring and asset related charges as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Restructuring related charges:
Employee separation charges	1	17	3	78
Decommissioning and other charges	13	—	38	—
Asset related charges - Restructuring	—	122	—	122
Total restructuring charges, net	14	139	41	200
Asset related charges - Impairment [1]	46	45	104	45
Total restructuring and asset related charges, net	$60	$184	$145	$245

[1]
The three and nine months ended September 30, 2016 include $46 of impairment charges related to the aniline facility in Pascagoula, Mississippi (see Note 12 for further information). The nine months ended September 30, 2016 also includes $58 impairment charges in connection with the sale of the Sulfur business (see Note 6 for further information). Charges for the three and nine months ended September 30, 2015 represent asset impairment related to the reactive metals manufacturing facility (see Note 12 for further information).

The charges related to the restructuring programs impacted segment earnings for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Plant and product line closures [1]
Titanium Technologies	$5	$126	$24	$126
Fluoroproducts	1	10	6	10
Chemical Solutions	7	—	6	—
Sub-total	$13	$136	$36	$136
2015 Global restructuring [2]
Titanium Technologies	$—	$1	$2	$24
Fluoroproducts	1	1	3	26
Chemical Solutions	—	1	—	14
Sub-total	$1	$3	$5	$64
Total	$14	$139	$41	$200

[1]	Includes charges related to employee separation, decommissioning and dismantling costs, and asset related charges in connection with the restructuring activities.

[2]	Includes approximately $13 related to Corporate overhead functions that was allocated to the segments for the three and nine months ended September 30, 2015.

Plant and product line closures
Titanium Technologies Plant Closure: As a result of the decommissioning and dismantling activities related to the closure of the Edge Moor manufacturing plant in the U.S., the Company recorded charges of approximately $5 and $24 for the three and nine months ended September 30, 2016, respectively, in the Titanium Technologies segment. The decommissioning, dismantling and removal activities will continue for the remainder of 2016 through early 2017 and the Company expects to incur additional charges of approximately $8, which is lower than previously forecasted and will be expensed as incurred.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Fluoroproducts Restructuring: The Company’s Fluoroproducts segment recorded charges of approximately $1 and $6 for the three and nine months ended September 30, 2016, respectively, related to decommissioning, dismantling and removal activities on certain of its production lines in the U.S. The Company also expects to incur an additional $4 for dismantling and removal costs in the remainder of 2016 through early 2017, which will be expensed as incurred.
The plant and product line closures for the Titanium Technologies and Fluoroproducts segments were implemented in the third quarter of 2015. As a result, in the three and nine months ended September 30, 2015, we recorded restructuring charges of $126 in the Titanium Technologies segment, which consist of $114 related to the write-off of substantially all of the Edge Moor plant assets carrying value and $12 of employee separation charges. We also recorded restructuring charges of $10 in the Fluoroproducts segment, which consist of $8 property, plant and equipment accelerated depreciation and $2 of employee separation charges.
RMS Closure: In the fourth quarter of 2015, the Company announced the closure of its Chemical Solutions segment’s Reactive Metals (RMS) manufacturing facility located in Niagara Falls, New York. The Company stopped production at its Niagara plant in September 2016 and immediately began decommissioning the plant. As a result, the Company incurred pre-tax charges of approximately $3 for contract termination and approximately $4 for decommissioning and other asset write-offs. An additional $11 for decommissioning and site redevelopment are expected to be incurred in the remainder of 2016 through 2018. Impairment charges of RMS related assets of approximately $45 were recorded in the third quarter of 2015 (see Note 12 for further information).
2015 Global restructuring
Prior to the separation, in the second quarter of 2015, the Company implemented a restructuring plan, which resulted in a global workforce reduction of more than 430 positions and a pre-tax charge of $3 and $64 for employee separation costs in the three and nine months ended September 30, 2015, respectively. The actions associated with these charges and related payments were substantially completed at September 30, 2016.
After the separation, in the fourth quarter of 2015, the Company announced an additional global workforce reduction of approximately 430 positions as part of its ongoing efforts to streamline and simplify its organizational structure and reduce costs. The Company recorded approximately $48 of employee separation costs during the fourth quarter of 2015. The Company also incurred additional $1 and $5 of employee separation costs for the three and nine months ended September 30, 2016, respectively, in connection with this restructuring plan. The actions associated with these charges are expected to be completed by the end of 2016 and related payments are expected to be completed in 2017.
The following table shows the change in the employee separation related liability account associated with the restructuring programs:

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	Total
Balance as of December 31, 2015	$11	$2	$12	$73	$98
Charges (credits) to income for the nine months ended September 30, 2016 [1]		—	(2)	5	3
Charges to liability accounts:
Payments	(6)	(1)	—	(49)	(56)
Net currency translation and other adjustment [2]	—	—	—	(1)	(1)
Balance as of September 30, 2016	$5	$1	$10	$28	$44

[1]
Due to unexpected resignations of certain employees at the Company's Niagara site, approximately $2 of employee separation charges, related to the Chemical Solutions Niagara site closure, were reversed to income in the nine months ended September 30, 2016.

[2]	Amounts include net currency translation adjustment of less than $1 for the period presented and rounding differences.
There are no significant outstanding liabilities related to the decommissioning and other restructuring related charges.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 6. Sales of Assets and Businesses
On June 13, 2016, the Company entered into an asset purchase agreement with Veolia North America (“Veolia”), pursuant to which Veolia agreed to acquire the Sulfur business of Chemours’ Chemical Solutions segment for a purchase price of $325 in cash, subject to customary working capital and other adjustments, of which approximately $10 was received in May 2016. The Company completed the sale and received the remaining proceeds of approximately $311 on July 29, 2016, net of estimated working capital adjustments. Prior to the completion of the sale, in the second quarter of 2016, the Company recorded an impairment loss of approximately $58 in “Restructuring and asset related charges, net” of the Interim Consolidated Statement of Operations. When the sale was completed in the third quarter of 2016, the Company also recorded an additional pre-tax loss on sale of approximately $3, net of a benefit from contract adjustments, in “Other income, net” of the Interim Consolidated Statement of Operations. The net book value of the assets and liabilities disposed in the period ended September 30, 2016 was $342 and $11, respectively. The sale is still subject to certain customary post-closing conditions.
On April 22, 2016, the Company entered into a stock and asset purchase agreement with LANXESS Corporation, (“Lanxess”), pursuant to which Lanxess agreed to acquire the C&D business of Chemours’ Chemical Solutions segment by acquiring certain Chemours’ subsidiaries and assets for a purchase price of $230 in cash, subject to customary working capital and other adjustments. The Company completed the sale and received proceeds of $223 on August 31, 2016, net of working capital adjustments and approximately $2 of cash transferred. As a result, for the three and nine month period ended September 30, 2016, the Company recorded a pre-tax gain of approximately $172 in “Other income, net” in the Interim Consolidated Statement of Operations. The net book values of the assets and liabilities disposed were $48 (including goodwill of $13) and $6, respectively, and the Company incurred approximately $9 of transaction and other related charges. The sale is still subject to certain customary post-closing conditions.
In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (“Dow”), and the net book value of the related asset group (including goodwill) was classified as assets held-for-sale at December 31, 2015 included in “Prepaid expenses and other” of the Consolidated Balance Sheet. The transaction closed on March 1, 2016 and Chemours received $140 in cash from Dow. The net book value of the assets disposed was $41 (including goodwill of $4), and the Company incurred approximately $11 of transaction and other related charges. As a result of this transaction, for the nine months ended September 30, 2016, Chemours recognized a pre-tax gain of approximately $88 in the Chemical Solutions segment.
The aggregate amount and major components of assets and liabilities disposed during the nine months ended September 30, 2016 are as follows:

September 30, 2016
Current assets:
Accounts receivables	$22
Inventories	17
Total current assets	39
Property, plant and equipment, net	298
Goodwill	17
Other assets	136
Less: Impairment loss	(58)
Total non-current assets, net	393
Accounts payable and accrued liabilities	17
Net assets disposed	$415

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 7. Other Income (Expense), Net

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Leasing, contract services and miscellaneous income [1]	$6	$10	$18	$14
Royalty income [2]	3	3	11	10
Gain on sale of assets and businesses [3]	169	—	258	—
Exchange (losses) gains, net [4]	(17)	44	(37)	47
Total other income, net	$161	$57	$250	$71

[1]	Miscellaneous income includes accrued interest related to unrecognized tax benefits.

[2]	Royalty income is primarily for technology and trademark licensing.

[3]
The three and nine months ended September 30, 2016 includes a gain on sale of C&D business and loss on sale of Sulfur business. The nine months ended September 30, 2016 also includes a gain on sale of aniline facility. See Note 6 for further details.

[4]	Exchange losses, net includes gains and losses on foreign currency forward contracts. See Note 17 for additional information.
Note 8. Income Taxes
For the three months ended September 30, 2016 and 2015, Chemours recorded a provision for income tax of $30 and a benefit from income tax of $78, respectively, or an effective income tax rate of approximately 13% and 73%, respectively. For the nine months ended September 30, 2016 and 2015, Chemours recorded a provision for income tax of $25 and a benefit from income tax of $63, respectively, or an effective income tax rate of 9% and 94%, respectively.
The $108 and $88 increase in provision for income tax for the three and nine months ended September 30, 2016, respectively, and the corresponding changes in the effective income tax rates were primarily due to the Company’s geographical mix of earnings. The gain on the sale of assets and business (see Note 6) resulted in an increase in tax expense and a corresponding change in the effective income tax rate for the period ended September 30, 2016 as compared to the period ended September 30, 2015. These increases in tax provision were partially offset by restructuring charges, asset impairments and foreign currency exchange losses recognized in the period ended September 30, 2016.
Note 9. Earnings Per Share of Common Stock
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Chemours	$204	$(29)	$237	$(4)
Denominator:
Weighted-average number of common shares outstanding- Basic	181,596,161	180,968,049	181,452,194	180,968,049
Dilutive effect of the company's employee compensation plans [1]	1,932,395	—	1,089,738	—
Weighted-average number of common shares outstanding - Diluted [1]	183,528,556	180,968,049	182,541,932	180,968,049

[1]
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

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average number of stock options	7,224,473	8,401,821	7,760,665	8,401,821
Note 10. Accounts and Notes Receivable – Trade, Net

	September 30, 2016	December 31, 2015
Accounts receivable—trade, net [1]	$805	$759
VAT, GST and other taxes [2]	58	68
Leases receivable—current [3]	—	13
Other receivables [4]	18	19
Total	$881	$859

[1]
Accounts receivable – trade, net includes trade notes receivable and is net of allowances of $5 and $4 as of September 30, 2016 and December 31, 2015, respectively. Allowances are equal to the estimated uncollectible amounts.

[2]	Value Added Tax (VAT) and Goods and Services Tax (GST).

[3]	Relates to Sulfur business which was included in the assets disposed as of September 30, 2016. See Note 14 for information relating to direct financing leases.

[4]	Other receivables consist of advances and other deposits.
Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was $7 for the three and nine months ended September 30, 2016. Bad debt expense was less than $1 for the three and nine months ended September 30, 2015.
Note 11. Inventories

	September 30, 2016	December 31, 2015
Finished products	$607	$613
Semi-finished products	162	172
Raw materials, stores and supplies	300	433
Subtotal	1,069	1,218
Adjustment of inventories to a last-in, first-out (LIFO) basis	(223)	(246)
Total	$846	$972
Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $577 and $744 or 54% and 61% of inventories before the LIFO adjustments at September 30, 2016 and December 31, 2015, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.
Note 12. Property, Plant and Equipment
Depreciation expense amounted to $72 and $210 for the three and nine months ended September 30, 2016, respectively, and $69 and $198 for the three and nine months ended September 30, 2015, respectively. Property, plant and equipment includes gross assets under capital leases of $4 at September 30, 2016 and $7 at December 31, 2015.

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
During the three months ended September 30, 2016, the Company evaluated the carrying value of its aniline manufacturing facility in Pascagoula, Mississippi for recoverability given current business plans. The evaluation performed indicated that the carrying amount of this asset group was not recoverable when compared to the expected undiscounted cash flows. Based on management’s assessment of the fair value of the asset group, the Company determined that the carrying value of the Pascagoula aniline asset group exceeded its fair value and as a result, a $46 pre-tax impairment charge was recorded in the Chemical Solutions segment, which represents an impairment of substantially all of the remaining net book value of the Pascagoula aniline asset group.
During the three months ended September 30, 2015, in connection with the strategic evaluation of the Chemical Solutions portfolio, excluding cyanides, the Company determined that the carrying value of its RMS manufacturing facility in Niagara, New York may not be recoverable given the strategic decision to discontinue investment in the business. An impairment evaluation was performed which indicated that the carrying amount of this asset group was not recoverable when compared to the expected undiscounted cash flows. Based on management’s assessment of the fair value of the asset group, the Company determined that the carrying value of the RMS asset group exceeded its fair value and as a result, a $45 pre-tax impairment charge was recorded in the Chemical Solutions segment, which represents an impairment of substantially all of the remaining net book value of RMS asset group.
The fair value of the respective asset groups were determined using an income approach based on the present value of the estimated future cash flows. The key assumptions used included growth rates and cash flow projections, discount rate, tax rate and an estimated terminal value. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 asset measured at fair value on a nonrecurring basis subsequent to its original recognition. The impairment charges were recorded in “Restructuring and asset related charges, net” in the Interim Consolidated Statement of Operations in the period incurred.
Note 13. Goodwill and Other Intangible Assets, Net
Goodwill: The following table summarizes changes in the carrying amount of goodwill by reportable segment as of September 30, 2016:

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Balance as of December 31, 2015	$13	$85	$68	$166
Sale of business [1]	—	—	(13)	(13)
Currency translation adjustments [2]	—	—	—	—
Balance as of September 30, 2016	$13	$85	$55	$153

1 Represents goodwill disposed in connection with the sale of the C&D business (See Note 6).
2 Net currency translation adjustment was less than $1 for the period presented.
In the third quarter of 2015, in connection with the strategic evaluation of Chemical Solutions and goodwill allocation in its new reporting units, Chemours evaluated its Chemical Solution segment’s reporting units for impairment and determined that the estimated fair values of those reporting units, except for the Sulfur reporting unit, were substantially in excess of their carrying values, indicating that goodwill was not impaired. Chemours performed the second step of the impairment test for the Sulfur reporting unit and determined that the implied fair value of goodwill was lower than its carrying value, resulting in a full impairment of the Sulfur reporting unit's goodwill. As a result, Chemours recorded a $25 pre-tax impairment charge in the period ended September 30, 2015 in the Chemicals Solutions segment.
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
Intangible Assets, Net: The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	$9	$(7)	$2	$13	$(10)	$3
Patents	19	(17)	2	19	(17)	2
Purchased trademarks	5	(2)	3	5	(2)	3
Purchased and licensed technology	3	(2)	1	8	(6)	2
Other [1]	10	—	10	—	—	—
Total	$46	$(28)	$18	$45	$(35)	$10

[1]
Represents non-cash favorable supply contracts acquired in connection with the sale of Sulfur business and recognized during the third quarter of 2016 based on the present value of the difference between their contractual cash flows and estimated cash flows had the contracts been executed at a determinable market price. These contract intangibles will be amortized to cost of goods sold over the remaining life of the supply contracts through 2021.

The aggregate amortization expense for definite-lived intangible assets was approximately $1 and $2 for the three and nine months ended September 30, 2016, respectively, and approximately $1 and $3 for the three and nine months ended September 30, 2015, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. There are no material indefinite-lived intangible assets.
The estimated amortization for the remainder of 2016 and each of the succeeding four years is:

Remainder of 2016	$1
2017	3
2018	3
2019	3
2020	2

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Note 14. Other Assets

	September 30, 2016	December 31, 2015
Leases receivable - non-current [1]	$—	$125
Capitalized repair and maintenance costs	106	149
Pension assets [2]	180	138
Deferred income taxes	37	47
Miscellaneous [3]	44	49
Total	$367	$508

1 Relates to Sulfur business which was included in the assets disposed as of September 30, 2016. See Direct Financing Leases below.
2 Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
3 Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $14 and $19 as of September 30, 2016 and December 31, 2015, respectively.
Direct Financing Leases
Prior to the sale of the Sulfur business, Chemours had constructed fixed assets on land that it leased from third parties at two of its facilities in the U.S. (Borderland and Morses Mill). Management has analyzed these arrangements and determined these assets represent direct financing leases, whereby Chemours was the lessor of this equipment. Lease receivables were recorded, which represent the balance of the minimum future lease payments. The current portion of lease receivables was previously included in accounts and notes receivable - trade, net, as shown in Note 10 and the long-term portion was previously included in other assets, as shown above. These lease receivables were included in the sale of the Sulfur business that was completed as of September 30, 2016 (see Note 6).
Note 15. Debt
Long-term debt was comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Long-term debt:
Senior secured term loan	$1,431	$1,493
Senior unsecured notes:
6.625%, due May 2023	1,234	1,350
7.00%, due May 2025	750	750
6.125%, due May 2023 (€322 at September 30, 2016 and €360 at December 31, 2015)	362	395
Other	19	26
Total	3,796	4,014
Less: Unamortized issue discount on senior secured term loan	6	7
Less: Unamortized debt issuance costs	45	53
Less: Current maturities	32	39
Total long-term debt	$3,713	$3,915
Senior Secured Credit Facilities
During the first quarter of 2016, Chemours and its Revolving Credit Facility lenders entered into a second amendment to the credit agreement that (a) replaced the total net leverage ratio financial covenant with a senior secured net leverage ratio financial covenant; (b) reduced the minimum levels required by the interest expense coverage ratio covenant; (c) increased the limits and extended

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

the period of adding back the benefits of announced cost reduction initiatives in the determination of Consolidated EBITDA for the purposes of calculating the financial maintenance covenants; and (d) reduced the revolver commitment from $1,000 to $750. As a result of the amendment, the Company recorded a charge of approximately $4 to write off a proportionate amount of unamortized debt issuance costs attributable to the reduction in revolver commitment, which was included in “Interest expense, net”. Fees and expenses of approximately $2 incurred in connection with the amendment were capitalized in “Other assets” of the Interim Consolidated Balance Sheets, which will be amortized to interest expense on a straight-line basis over the remaining term of the Revolving Credit Facility.
The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants as of September 30, 2016.
Senior Unsecured Notes
Chemours entered into a registration rights agreement in connection with the issuance on May 12, 2015 of $1,350 aggregate principal amount of its 6.625% Senior Notes due 2023 (the “2023 Notes”), $750 aggregate principal amount of its 7.000% Senior Notes due 2025 (the “2025 Notes”) and €360 aggregate principal amount of its 6.125% Senior Notes due 2023 (the “Euro Notes,” and together with the 2023 Notes and the 2025 Notes, the “Notes”).  Under the registration rights agreement, Chemours agreed to file with the SEC, a registration statement for the exchange of the Notes for new registered notes with identical terms.  On March 18, 2016, Chemours filed a registration statement on Form S-4 with respect to the exchange offer. The registration statement was declared effective on April 12, 2016, and the exchange offer was completed on May 19, 2016.  In addition, on May 5, 2016, the Euro Notes were listed for trading on the Global Exchange Market of the Irish Stock Exchange.
Term Loans and Notes Repayments
During the three and nine months ended September 30, 2016, the Company repurchased portions of its senior secured term loans (“Term Loans”), 2023 Notes and Euro Notes with aggregate principal and cash payment amounts as follows:

	Three Months Ended September 30, 2016		Nine months ended September 30, 2016
	Aggregate Principal	Cash Payment	Aggregate Principal	Cash Payment
Term Loans	$—	$—	$50	$49
2023 Notes	73	70	116	107
Euro Notes	42	$39	42	$39
	$115	$109	$208	$195
For the three and nine months period ended September 30, 2016, we recorded in “Interest expense, net” of the Consolidated Statements of Operations a net gain on extinguishment of debt of $4 and $10, respectively, net of approximately $1 and $3 charges related to the write-off of deferred financing costs associated with the extinguished debt, respectively.
Subsequent to September 30, 2016, the Company repurchased additional 2023 Notes with an aggregate principal amount of $76 for $75 in cash and additional Euro Notes with an aggregate principal amount of $31 for $29 in cash, completing approximately $315 in total long-term debt repurchases to date.
Maturities
There are no debt maturities prior to 2022, except, in accordance with the credit agreement, Chemours has required quarterly

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

principal payments related to the Term Loan Facility equivalent to 1.00% per annum through March 2022, with the balance due at maturity. Term Loan principal maturities over the next five years are $4 for the remainder of 2016 and $15 in each year from 2017 to 2021. Debt maturities related to the Term Loans and the Notes in 2022 and beyond will be $3,698.
In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, the Company is also required to make additional principal repayments, depending on leverage levels as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below 3.00 to 1.00 leverage target.
Debt Fair Value
The fair values of the Term Loans, the 2023 Notes, the 2025 Notes and the Euro Notes at September 30, 2016 were approximately $1,423, $1,208, $736 and $333, respectively. The estimated fair values of the Term Loans and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.
Note 16. Commitments and Contingent Liabilities
Guarantees
Chemours has directly guaranteed various obligations of customers, suppliers and other third parties. At September 30, 2016 and December 31, 2015, the maximum potential amount of future (undiscounted) payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties is approximately $8 and $8, respectively. No amounts were accrued at September 30, 2016 and December 31, 2015.
Litigation
In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Except for the PFOA litigation for which a separate assessment is provided in this Note, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours' consolidated financial position, results of operations or liquidity. With respect to the litigation matters discussed below, including PFOA litigation, management's estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter. In the event that DuPont seeks indemnification for adverse trial rulings or outcomes for any such matter relating to PFOA, these indemnification claims could materially adversely affect Chemours’ financial condition. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation, or related to the type of damages or liabilities for which indemnification may be sought. If and to the extent these disputes arise, they could materially adversely affect Chemours.
(a) Asbestos
At September 30, 2016 and December 31, 2015, there were approximately 1,982 lawsuits and 2,212 lawsuits, respectively, pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees. A limited number of the cases were brought by household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.
At September 30, 2016 and December 31, 2015, Chemours had an accrual of $44 related to this matter. Chemours reviews this estimate and related assumptions quarterly and annually updates the results of an approximate 20-year projection. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

(b) Benzene
In the separation, DuPont assigned its Benzene docket to Chemours. At September 30, 2016 and December 31, 2015, there are 26 and 29 cases, respectively, pending against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products, such as paints, thinners and reducers.
Through DuPont, Chemours has received a claim by Phillips66 for indemnity and defense for two matters arising at a former DuPont / Conoco Texas site. Phillips66 seeks reimbursement for its settlement and fees in one matter and assumption of the defense in another.
A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court in October 2015. Plaintiffs alleged that Mr. Hood’s Acute Myelogenous Leukemia (AML) was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause cancer or leukemia. The jury found in the Plaintiffs’ favor awarding $6.9 in compensatory damages and $1.5 in punitive damages. In March 2016, acting on the Company's motion, the Court struck the punitive award. Through DuPont, Chemours has filed an appeal on the remaining award based upon substantial errors made at the trial court level. Plaintiffs have filed a cross appeal.
Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each Benzene matter is highly fact driven and impacted by disease, exposure and other factors, a range of such losses cannot be reasonably estimated at this time.
(c) PFOA
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
Chemours had accruals of $17 and $20 related to the PFOA matters discussed below at September 30, 2016 and December 31, 2015, respectively. The accruals include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection (NJDEP). These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Health Advisory. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) that includes PFOA in drinking water. In May 2016, the EPA announced a health advisory level of 0.07 ppb that includes PFOA in drinking water. As a result, we recorded an additional $4 in the second quarter of 2016 based on management's best estimate of the impact of the new health advisory level on the company’s obligations to the EPA, which have expanded the testing and water supply commitments previously established. Based on prior testing, the Company has initiated additional testing and treatment in certain additional locations in and around Chambers Works and Washington Works plants. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.
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
In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account. As of September 30, 2016, less than $1 has been disbursed from the escrow account related to medical monitoring.
In addition, under the settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of September 30, 2016.
Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2016 and December 31, 2015, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of approximately 600 over year end 2014. These lawsuits are consolidated in multi-district litigation (MDL) in Ohio federal court. Based on the information currently available to the Company, the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water. There are 30 lawsuits alleging wrongful death.
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
All six bellwether cases in the MDL have now been tried, resolved, appealed or otherwise addressed. Two bellwether cases have been tried. The first case (Bartlett v. DuPont / kidney cancer) was tried to a verdict in October 2015. The jury found in favor of the plaintiff, awarding $1.1 in damages for negligence and $0.5 for emotional distress. The jury found that DuPont’s conduct did not warrant punitive damages. A second case  (Freeman v. DuPont / testicular cancer) was tried to verdict in July 2016.  The jury found in favor of the plaintiff awarding $5.1 in compensatory damages and $0.5 in punitive damages and attorneys’ fees. Plaintiff’s counsel alleges that they are entitled to at least $6.9 in attorneys’ fees and costs for the Freeman trial. The Court will make a determination after post-trial submissions by the parties. The Court’s determination will be subject to appeal. Court rulings made before and during both trials resulted in several significant grounds for appeal and an appeal to the Sixth Circuit has been filed for the first case. This appeal is scheduled for oral arguments on December 9, 2016. The Company, through DuPont, is pursuing post-trial motions and appeals for the second case.
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

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The trial court announced that, starting in May 2017, 40 individual plaintiff trials will be scheduled for a 12-month period. Following the conclusion of the six bellwether cases, on July 19, 2016, the court moved two of the 40 matters (Vigneron v. DuPont / testicular cancer and Moody v. DuPont / testicular cancer) forward and set the cases for trial on November 14, 2016 and January 17, 2017, respectively. The trial court’s multi-year plan pertains only to the approximately 270 cases claiming cancer. Based on the current plan, the remaining cases, comprising approximately 93% of the docket, will remain inactive.
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
(d) U.S. Smelter and Lead Refinery, Inc.
In October 2016, a putative class action was filed against Chemours by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) with trespass and negligence causes of action seeking reimbursement for temporary housing, relocation, loss of use and other costs and damages. DuPont has requested that Chemours defend and indemnify it on this matter and a second matter alleging claims including personal injury to 13 area residents. Management believes a loss is reasonably possible but not estimable at this time.
At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site.
Environmental
Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Chemours accrues for environmental remediation activities consistent with the policy set forth in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K. Much of this liability results from the CERCLA (often referred to as Superfund), the Resource Conservation and Recovery Act (“RCRA”) and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

At September 30, 2016 and December 31, 2015, the Interim Consolidated Balance Sheets included a liability relating to these matters of $281 and $290, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other potentially responsible parties. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 above the amount accrued at September 30, 2016. Based on existing facts and circumstances, management does not believe that any loss related to remediation activities at any individual site, in excess of amounts accrued, will have a material impact on the financial position, liquidity or results of operations of Chemours.
Pompton Lakes
At September 30, 2016 and December 31, 2015, included in the environmental remediation liabilities recorded on the balance sheet are accruals related to activities at Chemours’ site in Pompton Lakes, New Jersey of $84 and $87, respectively. Management believes that it is reasonably possible that remediation activities at this site could range up to $119 including previously accrued amounts. During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes. Operating activities at the site were ceased in the mid-1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds.
Under the authority of the EPA and the NJDEP, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing and Chemours, through DuPont, has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site's RCRA permit that requires Chemours to dredge mercury contamination from a 36 acre area of the lake and remove sediment from two other areas of the lake near the shoreline. Chemours expects to spend about $50 over the next two to three years, which is included in the remediation accrual as of September 30, 2016, in connection with remediation activities at Pompton Lakes, including activities related to the EPA’s final plan. The remediation activities commenced when permits and implementation plans were approved in May 2016.
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
At September 30, 2016, there were 61 foreign currency forward contracts outstanding with an aggregate gross notional value of $444. Chemours recognized in “Other income, net” of the Interim Consolidated Statements of Operations net loss of $2 and $2 for the three and nine month periods ended September 30, 2016, respectively, and net gains of $66 and $78 for the three and nine months ended September 30, 2015, respectively.
Net Investment Hedge - Foreign Currency Borrowings
Beginning July 1, 2015, Chemours designated its €360 Euro Notes (see Note 15) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours uses the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive income on the balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in “other income

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

(expense), net” in the statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. Chemours did not record any ineffectiveness for the three and nine months ended September 30, 2016. The Company recognized a loss of $6 and $9 for the three and nine months ended September 30, 2016, respectively, and a gain of less than $1 for the three and nine months ended September 30, 2015 on its net investment hedges in accumulated other comprehensive income (loss) (“AOCI”). The amount of net investment hedge gains (loss) released from AOCI and charged to “Other income, net” of the Interim Consolidated Statement of Operations, in connection with the repurchase of portion of the Euro Notes in the third quarter of 2016, was insignificant.
Fair Value of Derivative Instruments
The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2016	December 31, 2015
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$1	$2
Total asset derivatives		$1	$2

Liability derivatives
Foreign currency forward contracts	Other accrued liabilities	$2	$2
Total liability derivatives		$2	$2
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
Note 18. Long-Term Employee Benefits
The components of net periodic benefit cost (income) for all significant pension plans were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Service cost	$3	$5	$10	$11
Interest cost	5	5	15	14
Expected return on plan assets	(16)	(21)	(49)	(61)
Amortization of actuarial net loss	9	1	20	8
Amortization of prior service cost (gain)	—	4	(1)	6
Curtailment gain	—	—	(2)	—
Net periodic benefit cost (income)	$1	$(6)	$(7)	$(22)
The net periodic benefit cost (income) is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company's employees.
Chemours made cash contributions of $4 and $14 to its pension plans during the three and nine months ended September 30, 2016, respectively, and expects to make additional cash contributions of $4 to the pension plan during the remainder of 2016.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Participation in the DuPont Plans
Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. benefit plans, except in the Netherlands and Taiwan, as though its employees were participants in a multi-employer plan with the other businesses of DuPont. As a result, for the three and nine months ended September 30, 2015, Chemours recognized $0 and $53, respectively, of pension and other long-term benefit expenses allocated by DuPont based on Chemours' active employee headcount prior to separation.
Note 19. Stock-based Compensation
Total stock-based compensation cost included in the Interim Consolidated Statements of Operations was $6 and $16 for the three and nine months ended September 30, 2016, respectively, and $8 and $13 for the three and nine months ended September 30, 2015, respectively. The income tax benefits related to stock-based compensation arrangements were $2 and $6 for the three and nine months ended September 30, 2016, respectively, and $3 and $5 for the three and nine months ended September 30, 2015, respectively.
Stock-based compensation expense in prior years and until separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours employees participated. Adopted at separation, the Chemours Equity and Incentive Plan grants certain employees, independent contractors, or non-employee directors of the Company different forms of awards, including stock options, performance share units (PSUs) and restricted stock units (RSUs). The Equity and Incentive Plan has a maximum shares reserve of 13,500,000 for the grant of equity awards plus the number of shares of DuPont equity awards that converted into new Chemours equity awards. The Chemours Compensation Committee determines the long-term incentive mix, including stock options, PSUs and RSUs, and may authorize new grants annually. As of September 30, 2016, 8,537,692 shares of the Equity and Incentive Plan reserve are still available for grants. Subject to vesting conditions of the award, a retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date.
Stock Options
During 2016, Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant. The expense related to stock options granted in the nine months ended September 30, 2016 was based on the weighted-average assumptions shown in the table below:

Weighted-Average Assumptions	2016 Grants
Risk-free interest rate	1.46%
Expected term (years)	6.00
Volatility	80.90%
Dividend yield	2.14%
Fair value per stock option	$3.41
The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the average volatility of peer companies adjusted for the Company’s debt leverage. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined using a simplified approach, calculated as the midpoint between the vesting period and the contractual life of the award.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The following table summarizes Chemours stock option activity for the nine months ended September 30, 2016.

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2015	8,284	$14.66	4.82	$—
Granted	1,435	5.73
Exercised	(165)	8.38
Forfeited	(342)	15.27
Expired	(356)	5.82
Outstanding, September 30, 2016	8,856	$13.68	5.12	$26,608
Exercisable, September 30, 2016	4,680	$13.84	3.40	$12,150
The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of September 30, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end. The amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2016 was insignificant.
As of September 30, 2016, $5 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.80 years.
RSUs
During 2016, Chemours granted RSUs to key management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.
Non-vested awards of RSUs, both with and without a performance condition, as of September 30, 2016 are shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	2,349	$14.87
Granted	1,003	6.58
Vested	(682)	15.39
Forfeited	(193)	15.11
Nonvested, September 30, 2016	2,477	$11.28
As of September 30, 2016, there was $16 of unrecognized stock-based compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.77 years.
Performance Share Units
During 2016, Chemours issued PSUs to key senior management employees which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the three and nine months ended September 30, 2016, the Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of approximately less than $1 and $1, respectively. There were no PSUs granted prior to 2016.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

The following table provides compensation costs for stock-based compensation related to PSUs.

	Number of Share Units (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2015	—	$—
Granted	825	6.10
Vested	—	—
Forfeited	(22)	6.10
Nonvested, September 30, 2016	803	$6.10
A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the period ended September 30, 2016 was $6.10. The fair value of each PSU grant is amortized monthly into compensation expense on a straight-line basis over their respective vesting periods over 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.
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
Segment sales include transfers to another reportable segment. Certain products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. These product transfers were limited and were not significant for each of the periods presented. Segment net assets include net working capital, net property, plant and equipment, and other non-current operating assets and liabilities of the segment. As of September 30, 2016, the Chemical Solutions net assets were reduced by approximately $415 in connection with the sale of the C&D and Sulfur businesses during the period ended September 30, 2016. See Note 6 for further details.
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”), is the primary measure of segment profitability used by the Chief Operating Decision Maker (“CODM”) and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component,

•	exchange losses (gains),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	losses (gains) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

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

Three months ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2016
Net sales to external customers	$625	$591	$182	$—	$1,398
Adjusted EBITDA	144	143	9	(28)	$268
Depreciation and amortization	32	26	6	9	73

2015
Net sales to external customers	$616	$575	$295	$—	$1,486
Adjusted EBITDA	80	91	8	(10)	169
Depreciation and amortization	32	23	14	1	70

Nine months ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2016
Net sales to external customers	$1,742	$1,695	$641	$—	$4,078
Adjusted EBITDA	309	333	30	(89)	583
Depreciation and amortization	87	75	24	26	212

2015
Net sales to external customers	$1,803	$1,715	$839	$—	$4,357
Adjusted EBITDA	264	220	13	(56)	441
Depreciation and amortization	95	65	40	1	201
The following is a tabular reconciliation of consolidated income (loss) before income taxes to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income (loss) before income taxes	$234	$(107)	$262	$(67)
Interest expense, net	51	51	157	79
Depreciation and amortization	73	70	212	201
Non-operating pension and other postretirement employee benefit (income) costs	(5)	(10)	(19)	5
Exchange losses (gains)	17	(44)	37	(47)
Restructuring charges	14	139	41	200
Asset related charges [1]	46	70	109	70
Gain on sale of assets or business	(169)	—	(258)	—
Transaction costs [2]	2	—	18	—
Legal and other charges [3]	5	—	24	—
Adjusted EBITDA	$268	$169	$583	441

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

[1]
The three and nine months ended September 30, 2016 includes $46 asset impairment of our Pascagoula Aniline facility (see Note 12) and other asset write-offs. The nine months ended September 30, 2016 also includes the $58 asset impairment in connection with the sale of the Sulfur business (see Note 6) and other asset write-offs, which were recorded in the second quarter of 2016. The three and nine months ended September 30, 2015 includes $25 of goodwill impairment (see Note 13) and $45 asset impairment of RMS facility (see Note 12). All of these charges are recorded in the Chemical Solutions segment.

[2]
Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives, which includes pre-sale transaction costs incurred in connection with the sale of the C&D and Sulfur businesses (see Note 6).

[3]	Includes litigation settlements, water treatment accruals related to PFOA and lease termination charges.
Note 21. Guarantor Condensed Consolidating Financial Information
The following guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the issuance of the Notes by The Chemours Company (the “Parent Issuer”). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain subsidiaries (together, the “Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned by the Company. No other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries, excluding the Parent Issuer, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.
The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the Consolidating Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015;

•	the Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015; and

•	the Consolidating Statements of Cash Flows for the nine months ended September 30, 2016 and 2015.
As discussed in Note 2, Chemours did not operate as a separate, stand-alone entity for the full period covered by consolidated financial statements. Prior to our separation on July 1, 2015, Chemours operations were included in DuPont’s financial results in different legal forms, including, but not limited to, wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses and a majority owned joint venture. For periods prior to July 1, 2015, the condensed consolidating financial information have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont.
The condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the interim consolidated financial statements presented and other notes related thereto contained in this quarterly report.
As discussed in Note 6, the Company entered into a stock and asset purchase agreement with Lanxess, pursuant to which Lanxess acquired the Company’s C&D business comprise of certain assets and subsidiaries of the Company, including International Dioxcide, Inc., which was a guarantor subsidiary.

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$961	$847	$(410)	$1,398
Cost of goods sold	—	791	656	(391)	1,056
Gross profit	—	170	191	(19)	342
Selling, general and administrative expense	5	115	34	(6)	148
Research and development expense	—	19	—	—	19
Restructuring and asset related charges, net	—	60	—	—	60
Total expenses	5	194	34	(6)	227
Equity in earnings of affiliates	—	1	8	—	9
Equity in earnings of subsidiaries	226	—	—	(226)	—
Interest expense, net	(50)	(1)	—	—	(51)
Intercompany interest income (expense), net	15	1	(16)	—	—
Other income, net	5	70	94	(8)	161
Income before income taxes	191	47	243	(247)	234
(Benefit from) provision for income taxes	(13)	29	29	(15)	30
Net income	204	18	214	(232)	204
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Chemours	$204	$18	$214	$(232)	$204
Comprehensive income attributable to Chemours	$210	$18	$226	$(244)	$210

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,073	$852	$(439)	$1,486
Cost of goods sold	—	957	710	(445)	1,222
Gross profit	—	116	142	6	264
Selling, general and administrative expense	8	115	42	(8)	157
Research and development expense	—	18	—	—	18
Restructuring and asset related charges, net	—	182	2	—	184
Goodwill impairment	—	25	—	—	25
Total expenses	8	340	44	(8)	384
Equity in earnings of affiliates	—	1	6	—	7
Equity in earnings of subsidiaries	(8)	—	—	8	—
Interest expense, net	(51)	—	—	—	(51)
Intercompany interest income (expense), net	16	—	(16)	—	—
Other income, net	8	72	(19)	(4)	57
(Loss) income before income taxes	(43)	(151)	69	18	(107)
(Benefit from) provision for income taxes	(14)	(80)	16	—	(78)
Net (loss) income	(29)	(71)	53	18	(29)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(29)	$(71)	$53	$18	$(29)
Comprehensive (loss) income attributable to Chemours	$(62)	$(71)	$20	$51	$(62)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,898	$2,367	$(1,187)	$4,078
Cost of goods sold	—	2,506	1,921	(1,160)	3,267
Gross profit	—	392	446	(27)	811
Selling, general and administrative expense	17	350	103	(16)	454
Research and development expense	—	58	2	—	60
Restructuring and asset related charges, net	—	147	(2)	—	145
Total expenses	17	555	103	(16)	659
Equity in earnings of affiliates	—	(2)	19	—	17
Equity in earnings of subsidiaries	307	—	—	(307)	—
Interest expense, net	(155)	(2)	—	—	(157)
Intercompany interest income (expense), net	44	4	(48)	—	—
Other income, net	15	178	72	(15)	250
Income before income taxes	194	15	386	(333)	262
(Benefit from) provision for income taxes	(43)	25	53	(10)	25
Net income (loss)	237	(10)	333	(323)	237
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$237	$(10)	$333	$(323)	$237
Comprehensive income (loss) attributable to Chemours	$250	$(10)	$355	$(345)	$250

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,187	$2,484	$(1,314)	$4,357
Cost of goods sold	—	2,850	2,092	(1,327)	3,615
Gross profit	—	337	392	13	742
Selling, general and administrative expense	8	324	157	(8)	481
Research and development expense	—	66	2	—	68
Restructuring and asset related charges, net	—	221	24	—	245
Goodwill impairment	—	25	—	—	25
Total expenses	8	636	183	(8)	819
Equity in earnings of affiliates	—	1	17	—	18
Equity in earnings of subsidiaries	27	—	—	(27)	—
Interest expense, net	(79)	—	—	—	(79)
Intercompany interest income (expense), net	28	—	(28)	—	—
Other income (expense), net	8	90	(23)	(4)	71
(Loss) income before income taxes	(24)	(208)	175	(10)	(67)
(Benefit from) provision for income taxes	(20)	(72)	29	—	(63)
Net (loss) income	(4)	(136)	146	(10)	(4)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(4)	$(136)	$146	$(10)	$(4)
Comprehensive loss attributable to Chemours	$(243)	$(136)	$(93)	$229	$(243)

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Balance Sheets

	September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$380	$577	$—	$957
Accounts and notes receivable - trade, net	—	333	548	—	881
Intercompany receivable	19	886	41	(946)	—
Inventories	—	365	531	(50)	846
Prepaid expenses and other	—	42	41	(10)	73
Total current assets	19	2,006	1,738	(1,006)	2,757
Property, plant and equipment	—	6,258	1,960	—	8,218
Less: Accumulated depreciation	—	(4,414)	(979)	—	(5,393)
Net property, plant and equipment	—	1,844	981	—	2,825
Goodwill	—	139	14	—	153
Other intangible assets, net	—	18	—	—	18
Investments in affiliates	—	7	162	—	169
Investment in subsidiaries	3,512	—	—	(3,512)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	14	109	244	—	367
Total assets	$4,695	$4,123	$3,139	$(5,668)	$6,289
Liabilities and equity
Current liabilities:
Accounts payable	$—	$553	$282	$—	$835
Short-term borrowings and current maturities of long-term debt	15	17	—	—	32
Intercompany payable	529	41	376	(946)	—
Other accrued liabilities	63	388	118	—	569
Total current liabilities	607	999	776	(946)	1,436
Long-term debt	3,711	2	—	—	3,713
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	162	59	(20)	201
Other liabilities	—	454	104	—	558
Total liabilities	4,318	1,617	2,089	(2,116)	5,908
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	377	2,506	1,046	(3,552)	377
Noncontrolling interests	—	—	4	—	4
Total equity	377	2,506	1,050	(3,552)	381
Total liabilities and equity	$4,695	$4,123	$3,139	$(5,668)	$6,289

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Balance Sheets

	December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$95	$271	$—	$366
Accounts and notes receivable - trade, net	—	344	515	—	859
Intercompany receivable	3	459	54	(516)	—
Inventories	—	493	501	(22)	972
Prepaid expenses and other	—	49	52	3	104
Total current assets	3	1,440	1,393	(535)	2,301
Property, plant and equipment	—	7,070	1,945	—	9,015
Less: Accumulated depreciation	—	(4,899)	(939)	—	(5,838)
Net property, plant and equipment	—	2,171	1,006	—	3,177
Goodwill	—	141	25	—	166
Other intangible assets, net	—	10	—	—	10
Investments in affiliates	—	9	127	—	136
Investments in subsidiaries	3,105	—	—	(3,105)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	19	275	214	—	508
Total assets	$4,277	$4,046	$2,765	$(4,790)	$6,298
Liabilities and equity
Current liabilities:
Accounts payable	$—	$637	$336	$—	$973
Short-term borrowings and current maturities of long-term debt	15	24	—	—	39
Intercompany payable	202	54	260	(516)	—
Other accrued liabilities	21	287	146	—	454
Total current liabilities	238	1,002	742	(516)	1,466
Long-term debt	3,913	2	—	—	3,915
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	173	61	—	234
Other liabilities	—	456	97	—	553
Total liabilities	4,151	1,633	2,050	(1,666)	6,168
Commitments and contingent liabilities
Equity
Total Chemours stockholders' equity	126	2,413	711	(3,124)	126
Noncontrolling interests	—	—	4	—	4
Total equity	126	2,413	715	(3,124)	130
Total liabilities and equity	$4,277	$4,046	$2,765	$(4,790)	$6,298

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(105)	$173	$256	$—	$324
Investing activities
Purchases of property, plant and equipment	—	(142)	(93)	—	(235)
Proceeds from sales of assets and business	—	590	117	—	707
Intercompany investing activities	—	(328)	—	328	—
Foreign exchange contract settlements	—	(1)	—	—	(1)
Investment in affiliates	—	—	(2)	—	(2)
Cash provided by investing activities	—	119	22	328	469
Financing activities
Intercompany short-term borrowings, net	328	—	—	(328)	—
Debt repayments	(205)	(7)	—	—	(212)
Dividends paid	(16)	—	—	—	(16)
Deferred financing fees	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	105	(7)	—	(328)	(230)
Effect of exchange rate changes on cash	—	—	28	—	28
Increase in cash and cash equivalents	—	285	306	—	591
Cash and cash equivalents at beginning of period	—	95	271	—	366
Cash and cash equivalents at end of period	$—	$380	$577	$—	$957

The Chemours Company
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in millions, except per share)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(10)	$(320)	$115	$95	$(120)
Investing activities
Purchases of property, plant and equipment	—	(226)	(166)	—	(392)
Proceeds from sales of assets and business	—	6	2	—	8
Foreign exchange contract settlements	—	61	—	—	61
Investment in affiliates	—	—	(32)	—	(32)
Cash used for investing activities	—	(159)	(196)	—	(355)
Financing activities
Proceeds from issuance of debt, net	3,489	1	—	—	3,490
Deferred financing fees	(79)	—	—	—	(79)
Debt repayments	(5)	(1)	—	—	(6)
Dividends paid	(100)	—	—	—	(100)
Cash provided at separation by DuPont	—	87	160	—	247
Net transfers (to) from DuPont	(3,295)	454	77	(93)	(2,857)
Cash provided by financing activities	10	541	237	(93)	695
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Increase in cash and cash equivalents	—	62	151	2	215
Cash and cash equivalents at beginning of period	—	—	—	—	—
Cash and cash equivalents at end of period	$—	$62	$151	$2	$215

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management’s discussion and analysis of our results of operations and financial condition, which we refer to as “MD&A,” supplements the unaudited interim consolidated financial statements included in this quarterly report and is intended to provide an understanding of our financial condition, changes in financial condition and results of operations. The discussion and analysis presented below refers to and should be read in conjunction with the unaudited interim consolidated financial statements included in this quarterly report, as well as our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.
Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the company,” “our company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refers to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.
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
Overview
Chemours is a leading global provider of products that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, mining and oil refining. Principal products include titanium dioxide (“TiO2”), refrigerants, industrial fluoropolymer resins and a portfolio of industrial chemicals including sodium cyanide.
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
Recent Developments
On June 13, 2016, the Company entered into an asset purchase agreement with Veolia North America (“Veolia”), pursuant to which Veolia agreed to acquire Chemours’ Sulfur Products business (“Sulfur business”) of its Chemical Solutions segment for a purchase price of $325 million in cash, subject to customary working capital and other adjustments, of which approximately $10 million was received in May 2016. The Company completed the sale on July 29, 2016 and received the remaining proceeds of approximately $311 million, net of estimated working capital adjustments. The sale is still subject to certain customary post-closing conditions.
On April 22, 2016, the Company entered into a Stock and Asset Purchase Agreement with LANXESS Corporation (“Lanxess”), pursuant to which Lanxess has agreed to acquire Chemours’ Clean & Disinfect product line (the “C&D business”) by acquiring certain Chemours' subsidiaries and assets comprising the C&D business for a purchase price of $230 million in cash, subject to customary working capital and other adjustments. The Company completed the sale on August 31, 2016 and received $223 million of cash, net of working capital adjustments and approximately $2 of cash transferred. The sale is still subject to certain customary post-closing conditions.
The Company expects to use the proceeds from the above sales to fund our future capital expenditures.
Our Third Quarter 2016 Results and Business Highlights
Net sales for the three months ended September 30, 2016 were $1.4 billion, a decrease of 6% from $1.5 billion for the three months ended September 30, 2015. Net sales for the nine months ended September 30, 2016 were $4.1 billion, a decrease of 6% from $4.4 billion for the nine months ended September 30, 2015. These decreases were driven primarily by the portfolio changes from divestitures in the Chemical Solutions segment described below.
We recognized net income of $204 million and $237 million for the three and nine months ended September 30, 2016, respectively, compared with a net loss of $29 million and $4 million for the three and nine months ended September 30, 2015, respectively. Our results for the quarter reflect $172 million of gain on sale of the C&D business, improvements from cost reductions initiatives, improved TiO2 pricing, and strong Fluoroproducts performance, partially offset by asset impairment charges of $46 million and $104 million for the three and nine months ended September 30, 2016, respectively, in the Chemical Solutions segment.
Our Adjusted EBITDA was $268 million and $169 million for the three months ended September 30, 2016 and 2015, respectively, and $583 million and $441 million for the nine months ended September 30, 2016 and 2015, respectively. Our results for the 2016 periods reflect improvements in average prices in Titanium Technologies and improved profitability in Fluoroproducts, including growth in OpteonTM sales, partially offset by the impact of divestitures within the Chemical Solutions segment.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net sales	$1,398	$1,486	$4,078	$4,357
Cost of goods sold	1,056	1,222	3,267	3,615
Gross profit	342	264	811	742
Selling, general and administrative expense	148	157	454	481
Research and development expense	19	18	60	68
Restructuring and asset related charges, net	60	184	145	245
Goodwill impairment	—	25	—	25
Total expenses	227	384	659	819
Equity in earnings of affiliates	9	7	17	18
Interest expense, net	(51)	(51)	(157)	(79)
Other income, net	161	57	250	71
Income (loss) before income taxes	234	(107)	262	(67)
Provision (benefit from) for income taxes	30	(78)	25	(63)
Net income (loss)	204	(29)	237	(4)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Chemours	$204	$(29)	$237	$(4)
Net Sales
Net sales for the three months ended September 30, 2016 were $1.4 billion, a decrease of approximately 6% compared to $1.5 billion in the same period in 2015. Net sales for the nine months ended September 30, 2016 were $4.1 billion, a decrease of approximately 6% compared to $4.4 billion in the same period in 2015.
The decreases in net sales in the three and nine months ended September 30, 2016 were driven by portfolio changes from divestitures and lower selling prices resulting from the impact of lower raw materials costs on contractual pass-through terms in the Chemical Solutions segment. In addition, decrease in net sales for the nine months ended September 30, 2016 were also impacted by lower selling prices for TiO2 in the Titanium Technologies segment year over year. In the Fluoroproducts segment, the growth in OpteonTM was offset by weaker demand and unfavorable product mix of fluoropolymer products.
The table below shows the impact of price, volume, currency and portfolio changes on net sales for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015:

Change in net sales from prior period	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Price	(1)%	(4)%
Volume	—%	1%
Currency	—%	(1)%
Portfolio / Other	(5)%	(2)%
Total Change	(6)%	(6)%
For detailed discussion of net sales, see the Segment Reviews section of this MD&A.
Cost of goods sold
Cost of goods sold (COGS) decreased by 14% and 10% for the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The decreases were primarily driven by lower operating costs, including lower raw materials and overhead costs, and improvement in plant utilization, which decreased COGS by approximately 9% and 7% for the three and nine months ended September 30, 2016, respectively. Portfolio changes primarily in our Chemical Solutions segment also decreased COGS by approximately 5% and 2% for the three and nine months ended September 30, 2016, respectively. These decreases were partially offset by inventory write-downs in the Chemical Solutions segment of $2 million and $7 million in the three and nine months ended September 30, 2016 as a result of the previously announced reactive metals solution restructuring, $5 million assets write-off related to the cyanides business of our Chemical Solutions segment in the nine months ended September 30, 2016 and a $6 million increase in performance related compensation accruals in the nine months ended September 30, 2016.
Selling, general and administrative expense
Selling, general and administrative (SG&A) expense decreased by 6% to $148 million for the three months ended September 30, 2016 and decreased by 6% to $454 million for the nine months ended September 30, 2016, when compared to the same periods in 2015.
The decrease in SG&A for the three months ended September 30, 2016 was due to our cost reduction initiatives, including a global workforce reduction and other initiatives in connection with the transformation plan, that contributed to an approximate 12% reduction in SG&A. The decrease was partially offset by increase in performance related compensation accruals by approximately $5 million, and legal settlements and related costs of $2 million.
The decrease in SG&A in the nine months ended September 30, 2016 was primarily driven by lower pension costs and cost reduction initiatives, including the global workforce reduction and other initiatives in connection with the transformation plan, which contributed to an approximate 17% reduction in SG&A. These decreases were partially offset by increased performance related compensation accruals of approximately $25 million, transaction costs incurred primarily in connection with the sale of the C&D and Sulfur businesses of $18 million and legal settlements and related costs of $11 million.
Research and development expense
Research and development (R&D) expense increased by $1 million and decreased by $8 million for the three and nine months ended September 30, 2016, respectively, when compared to the same period in 2015.
R&D spend was driven by decisions to refocus on fewer higher return projects. The global workforce reduction initiative also impacted the R&D function, which contributed to the decrease in R&D expense in the nine months ended September 30, 2016.
Restructuring and asset-related charges, net
For the three and nine months ended September 30, 2016, we recorded pre-tax charges of approximately $60 million and $145 million, respectively, compared to $184 million and $245 million for the three and nine months ended September 30, 2015, respectively, for employee separation, decommissioning and other asset-related charges in connection with several restructuring actions initiated in the second half of 2015.
Charges in the three and nine months ended September 30, 2016 consist primarily of $5 million and $24 million, respectively, of decommissioning and dismantling activities related to the closure of Edge Moor manufacturing plant in Titanium Technology segment, $1 million and $6 million, respectively, of decommissioning activities related to certain production lines in Fluoroproducts segment, and $7 million and $6 million, respectively, of contract termination and decommissioning activities related to the reactive metals solution (“RMS”) manufacturing facility in Chemical Solutions segment. We also recorded in the Chemical Solutions segment $46 million of asset impairment charge in the three months ended September 30, 2016 related to the aniline facility in Pascagoula, Mississippi, and $58 million in the nine months ended September 30, 2016 of asset impairment charges in connection with the sale of the Sulfur business.
Charges for the three and nine months ended September 30, 2015 consist primarily of asset related charges of $114 million in the Titanium Technologies segment related to the write-off of substantially all of the Edge Moor plant assets’ carrying value, $8 million in the Fluoroproducts segment related to property, plant and equipment accelerated depreciation, and $45 million in the Chemical Solutions segment related to the RMS manufacturing facility asset impairment. We also recorded $17 million and $78 million of employee separation costs in the three and nine months ended September 30, 2015, respectively, related to the plant and product line closures for the Titanium Technologies and Fluoroproducts segments, and the 2015 restructuring program.
For details related to the “Restructuring and asset related charges, net”, see Note 5 to the interim consolidated financial statements.

Interest expense, net
We incurred interest expense of $51 million and $157 million for the three and nine months ended September 30, 2016, respectively, compared to $51 million and $79 million for the three and nine months ended September 30, 2015, respectively.
Interest expense for the three months ended September 30, 2016 includes approximately $4 million of gain on debt extinguishment during the third quarter of 2016, offset by lower capitalized interest due to the completion of our Altamira plant expansion in April 2016.
Interest expense is higher in the nine months ended September 30, 2016 because the related long-term debt was outstanding for the full nine months in 2016 compared to 2015 when the long-term debt was issued in May 2015. In addition, we recorded approximately $4 million of non-cash write off of unamortized debt issuance costs attributable to the reduction in our revolver commitment during the first quarter of 2016. These increases were partially offset by approximately $10 million of gain on debt extinguishment in 2016 (see Note 15 to the interim consolidated financial statements).
Other income, net
Other income, net increased by $104 million for the three months ended September 30, 2016 and increased by $179 million for the nine months ended September 30, 2016 when compared to the same periods in 2015.
For the three months ended September 30, 2016, other income primarily includes a $169 million gain on sale primarily in connection with the sale of our C&D business, partially offset by foreign currency exchange losses of $17 million driven by continued strengthening of the U.S. dollar primarily against the Mexican peso, compared to a foreign currency exchange gain of $44 million in 2015, which was mainly driven by a net gain from foreign currency forward contracts.
For the nine months ended September 30, 2016, other income primarily includes a $258 million gain on sale primarily in connection with the sale of our C&D business and the sale of our aniline facility in Beaumont, Texas, partially offset by foreign currency exchange losses of approximately $37 million driven by continued strengthening of the U.S. dollar primarily against the Mexican peso compared to a foreign currency exchange gain of $47 million in 2015, which was mainly driven by the net gain from foreign currency forward contracts.
For additional details of other income, net and foreign currency forward contracts, see Note 7 and Note 17 to the interim consolidated financial statements.
Provision for (benefit from) income taxes
For the three months ended September 30, 2016 and 2015, Chemours recorded a provision for income tax of $30 million and a benefit from income tax of $78 million, respectively, or an effective income tax rate of approximately 13% and 73%, respectively. For the nine months ended September 30, 2016 and 2015, Chemours recorded a provision for income tax of $25 million and a benefit from income tax of $63 million, respectively, or an effective income tax rate of 9% and 94%, respectively.
The $108 million and $88 million increase in provision for income tax for the three and nine months ended September 30, 2016, respectively, and the corresponding changes in the effective income tax rates were primarily due to the Company’s geographical mix of earnings. The gain on the sale of assets and business (see Note 6) resulted in an increase in tax expense and a corresponding change in the effective income tax rate for the period ended September 30, 2016 as compared to the period ended September 30, 2015. These increases in tax provision were partially offset by restructuring charges, asset impairments and foreign currency exchange losses recognized in the period ended September 30, 2016.

Segment Reviews
The following table represents Chemours’ total consolidated Adjusted EBITDA by segment:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Titanium Technologies	144	80	309	264
Fluoroproducts	143	91	333	220
Chemical Solutions	9	8	30	13
Corporate and Other	(28)	(10)	(89)	(56)
Total	$268	$169	$583	$441
Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component

•	exchange losses (gains),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	losses (gains) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
A tabular reconciliation of Adjusted EBITDA to net income (loss) for the three and nine months ended September 30, 2016 and 2015 is included in the Non-GAAP Financial Measures section of this Item 2.
Titanium Technologies

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$625	$616	$1,742	$1,803
Adjusted EBITDA	144	80	309	264
Adjusted EBITDA Margin	23%	13%	18%	15%

Change in segment net sales from prior period	Three months ended September 30, 2016	Nine months ended September 30, 2016
Price	1%	(6)%
Volume	—%	3%
Currency	—%	—%
Portfolio / Other	—%	—%
Total Change	1%	(3)%
Segment Net Sales: Net sales increased by 1% for the three months ended September 30, 2016 and decreased by 3% for the nine months ended September 30, 2016 when compared with the same periods in 2015.
The increase in sales in the three months ended September 30, 2016 was primarily due to improvement in global average selling prices during 2016. Our TiO2 sales volume also increased in the third quarter by approximately 2% due to the higher demand in all regions except China, offset by lower volumes in non-TiO2 products.

The decrease in net sales in the nine months ended September 30, 2016 was primarily due to lower average selling prices year over year, partially offset by an increase in sales volume due to higher demand in Europe and the United States. Our sales volume in 2016 was in line with seasonal and historical trends while 2015 experienced an unusually low volume particularly in the first quarter.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three and nine months September 30, 2016 when compared to the same periods in 2015.
The increase in Adjusted EBITDA of approximately 80% for the three months ended September 30, 2016 and the corresponding increase in Adjusted EBITDA margin was primarily driven by selling price increases and productivity improvement initiatives, which increased Adjusted EBITDA by approximately 14% and 68%, respectively. The productivity improvement initiatives resulted in lower raw materials and plant operating costs.
The increase in Adjusted EBITDA of approximately 17% for the nine months ended September 30, 2016 and the corresponding increase in Adjusted EBITDA margin was primarily driven by productivity improvement initiatives including the impact of the Edge Moor plant shut-down and global headcount reductions, which increased Adjusted EBITDA by approximately 56%. The productivity improvement initiatives resulted in lower raw materials and lower plant operating costs. The increase was partially offset by lower average selling price year-over-year, which decreased adjusted EBITDA by approximately 42%.
Fluoroproducts

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$591	$575	$1,695	$1,715
Adjusted EBITDA	143	91	333	220
Adjusted EBITDA Margin	24%	16%	20%	13%

Change in segment net sales from prior period	Three months ended September 30, 2016	Nine months ended September 30, 2016
Price	(2)%	—%
Volume	5%	1%
Currency	—%	(2)%
Portfolio / Other	—%	—%
Total Change	3%	(1)%
Segment Net Sales: Net sales increased by 3% for the three months ended September 30, 2016 and decreased by 1% for the nine months ended September 30, 2016 in comparison with the same period in 2015. Stronger demand for Opteon™ refrigerant in both Europe and the United States delivered a significant increase in volume over the prior period, partially offset by lower volume over the prior period due to the phase down of HCFCs refrigerants (i.e., Freon™) as stipulated by the Montreal Protocol, and by lower selling prices for fluoropolymer products due to competitive pricing pressure. For the nine months ended September 30, 2016, unfavorable foreign currency impact, primarily against the Euro and Brazilian real resulted in an overall decrease in net sales.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased during the three and nine months ended September 30, 2016, respectively,when compared to the same periods in 2015.
Adjusted EBITDA increased by 57% and 51% during the three and nine months ended September 30, 2016, respectively, due primarily to margin improvements and cost reductions from cost savings initiatives. Margin improvement from fluorochemicals sales, including growth in Opteon™ but excluding currency impact, contributed an increase of approximately 40% and 32% in the three and nine months ended September 30, 2016, respectively, while cost reduction initiatives contributed an increase of approximately 20% and 29% for the three and nine months ended September 30, 2016, respectively. In addition, we incurred approximately $22 million or approximately 10% of incremental costs in the nine months ended September 30, 2015 due to plant outages in certain of our manufacturing facilities in the United States that did not recur in 2016. These improvements were partially offset by lower selling price and unfavorable product mix of fluoropolymers. Overall unfavorable currency in the nine months ended September 30, 2016 also resulted in a decrease in adjusted EBITDA by approximately 11%.
Chemical Solutions

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Segment Net Sales	$182	$295	$641	$839
Adjusted EBITDA	9	8	30	13
Adjusted EBITDA Margin	5%	3%	5%	2%

Change in segment net sales from prior period	Three months ended September 30, 2016	Nine months ended September 30, 2016
Price	(7)%	(8)%
Volume	(5)%	(4)%
Currency	—%	—%
Portfolio / Other	(26)%	(12)%
Total Change	(38)%	(24)%
Segment Net Sales: Net sales decreased by 38% and 24% in the three and nine months ended September 30, 2016 respectively, compared with the same periods in 2015. These decreases were primarily due to a portfolio change resulting from the sale of our aniline facility in Beaumont, Texas, our C&D business and our Sulfur business. In addition, sales decreased due to lower selling prices resulting from the impact of lower raw materials costs on contractual pass-through terms, and lower sales volume across all business units except Sulfur during the three and nine months ended September 30, 2016 due to soft demand.
Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA increased in the three months ended September 30, 2016 and increased in the nine months ended September 30, 2016 when compared to the same periods in 2015.
For the three months ended September 30, 2016, Adjusted EBITDA increased by $1 million reflecting lower operating costs partially offset by the impacts of the divestitures. For the nine months ended September 30, 2016, despite the decreases in net sales, Adjusted EBITDA and Adjusted EBITDA margin increased due primarily to the cost reduction efforts, including the global headcount reductions implemented in 2015, and improvement in plant operating costs.
2016 Outlook
With our transformation plan on track, we are achieving our anticipated cost reductions primarily from actions taken during 2015 including facilities closures, headcount reductions, procurement and productivity enhancements, suspension of 2016 annual salary increases globally, subject to contractual and legal limitations, and suspension of discretionary contribution component in our U.S. 401(k) plan; and additional cost reduction initiatives during 2016. Based on our anticipated cost reduction and growth initiatives, we continue to expect cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives that together will also improve our pre-tax earnings by similar amounts through 2017. To date, we have achieved approximately $160 million in cost savings and we continue to implement additional cost reduction initiatives to realize our target of reducing structural costs.
For the remainder of 2016, we believe that those cost reductions and our growth initiatives in our transformation plan along with TiO2 price increases will deliver full year Adjusted EBITDA between $740 million and $775 million based on a net income range of approximately $265 million to $290 million. We expect our full year capital expenditures in 2016 to approach $350 million primarily due to the shift in the timing of the cyanide expansion and more efficient spending. We continue to expect to generate positive free cash flow for the full year 2016. Our outlook reflects our current visibility and expectations on our strategic actions and market factors, such as currency movements, TiO2 pricing, and end-market demand.

A reconciliation of the full year estimated Adjusted EBITDA target to estimated net income is included in the Non-GAAP Financial Measures section of this Item 2.
Liquidity & Capital Resources
Chemours’ primary source of liquidity is cash generated from operations, available cash and borrowings under the credit facilities as described below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow and proceeds from asset sales to repay outstanding borrowings, selectively invest for growth to enhance our portfolio including certain strategic capital investments, and return cash to shareholders through dividend payments.
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
As of September 30, 2016 and December 31, 2015, we had $577 million and $271 million, respectively, of cash and cash equivalents on our balance sheet held by our foreign subsidiaries, all of which is readily convertible into currencies used in our operations, including the U.S. dollar. Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At September 30, 2016 and December 31, 2015, management believed that sufficient liquidity was available in the United States, and it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside of the United States. No deferred tax liabilities have been recognized with regard to the approximately $577 million and $271 million of cash of our foreign subsidiaries as of September 30, 2016 and December 31, 2015, respectively, and undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution, therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.
Cash Flows
The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Nine months ended September 30,
(Dollars in millions)	2016	2015
Cash provided by (used for) operating activities	$324	$(120)
Cash provided by (used for) investing activities	469	(355)
Cash (used for) provided by financing activities	(230)	695
Operating Activities
Cash provided by operating activities improved by $444 million for the nine months ended September 30, 2016 when compared to the same periods in 2015 due primarily to working capital improvements and the advance payment of $190 million that we received from DuPont in February 2016 of which approximately $97 million has been utilized during the nine months ended September 30, 2016. Partially offsetting the increase was interest payments in 2016 of approximately $130 million versus approximately $22 million in 2015.

Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2016 includes the $140 million proceeds from the sale of our aniline facility in Beaumont, Texas, $321 million net proceeds from the sale of the Sulfur business and $223 million net proceeds from the sale of the C&D business (see Note 6 to the interim consolidated financial statements for further details), as well as $22 million proceeds from a sale of land in Repauno, New Jersey. These cash inflows were offset by capital expenditures during the period of $235 million. Our capital expenditures decreased by approximately $157 million when compared to the same period in 2015 due to lower spending primarily from the completion of our Altamira plant expansion in April 2016 and no separation-related expenditures incurred during 2016.
We expect our full year capital expenditures in 2016 to approach $350 million primarily due to the shift in the timing of the cyanide expansion.
Financing Activities
Through the third quarter 2016, utilizing our available cash, we repurchased a portion of our senior secured term loans with an aggregate principal amount of $50 million for $49 million in cash, a portion of our 2023 Notes with an aggregate principal amount of $116 million for $107 million in cash, and a portion of our Euro Notes with an aggregate principal amount of $42 million for $39 million in cash. These senior loan repurchases were in addition to our quarterly required repayments on the senior secured term loans equivalent to 1% per annum of its original principal. We also declared and paid approximately $16 million of dividends to our shareholders, equivalent to $0.09 per share. Subsequent to September 30, 2016, we repurchased additional 2023 Notes with an aggregate principal amount of $76 million for $75 million in cash and additional Euro Notes with an aggregate principal amount of $31 million for $29 million in cash, completing approximately $315 million in total long-term debt repurchases to date.
Through June 2015, DuPont managed Chemours’ cash and financing arrangements and all excess cash generated through earnings were deemed remitted to DuPont and all sources of cash were deemed funded by DuPont. For the nine-month period ended September 30, 2015, Chemours had a net transfer to DuPont of approximately $2.9 billion. Also, during that period, Chemours remitted approximately $3.4 billion to DuPont in the form of a dividend, using cash received from issuance of debt and paid $100 million of dividends to shareholders. These cash outflows were partially offset by $247 million of cash provided by DuPont at June 30, 2015 pursuant to the separation agreement.
Current Assets

	September 30,	December 31,
(Dollars in millions)	2016	2015
Cash and cash equivalents	$957	$366
Accounts and notes receivable - trade, net	881	859
Inventories	846	972
Prepaid expenses and other	73	104
Total current assets	$2,757	$2,301
Accounts and notes receivable - trade, net at September 30, 2016 increased by $22 million compared to December 31, 2015 primarily due to an increase sales in the third quarter of 2016 over fourth quarter of 2015 and favorable currency translation of approximately $11 million. These increases were offset by approximately $22 million of accounts receivable disposed in connection with the sale of C&D and Sulfur businesses.
Inventories at September 30, 2016 decreased $126 million compared to December 31, 2015. The decrease was due to the continued effort to reduce inventory on hand as well as due to the lower raw material and production costs. In addition, we recorded approximately $7 million of inventory write-down in the Chemical Solutions segment in the nine months ended September 30, 2016 as a result of the previously announced RMS restructuring, and approximately $17 million of inventory disposed in connection with the sale of our aniline facility in Beaumont, Texas and sale of C&D and Sulfur businesses, partially offset by approximately $6 million favorable currency translation.

Prepaid expenses and other current assets at September 30, 2016 decreased by $31 million compared to December 31, 2015 due to sale of our aniline facility in Beaumont, Texas in February 2016, which was previously classified as assets held-for-sale for approximately $46 million and included in this account as of December 31, 2015. This decrease was offset by the prepayment of our annual insurance premium during the third quarter of 2016.
Current Liabilities

	September 30,	December 31,
(Dollars in millions)	2016	2015
Accounts payable	$835	$973
Short-term borrowings and current maturities of long-term debt	32	39
Other accrued liabilities	569	454
Total current liabilities	$1,436	$1,466
As of September 30, 2016, accounts payable decreased by $138 million compared to December 31, 2015 due to lower capital expenditures, lower inventories and timing of payments to vendors.
Other accrued liabilities increased due to the advance payment we received from DuPont in February 2016, which was recorded as a deferred liability and approximately $93 million of this prepayment remains outstanding as of September 30, 2016, and net accrued interest of approximately $38 million. These increases were partially offset by approximately $56 million of severance payments during the year.
Credit Facilities and Notes
Our credit agreement (as amended) provides a total revolver commitment under the revolving credit facility of $750 million. The proceeds of loans made under the revolving credit facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At September 30, 2016, the facility had a full borrowing capacity of $750 million, from which we had $141 million of letters of credit issued and outstanding under this facility.
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
The credit agreement, as amended, contains financial covenants which, solely with respect to the revolving credit facility, require us not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict us and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. The senior secured credit facilities and the senior unsecured notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours. We were in compliance with our debt covenants as of September 30, 2016.
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
There are no debt maturities prior to the year 2022, except, in accordance with the credit agreement, we are required to make principal payments related to the Term Loans of $4 million for the remainder of 2016 and $15 million in each year from 2017 to 2021. Debt maturities related to the Term Loans and the Notes in 2022 and beyond will be $3,698 million. In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, we are also required to make additional principal repayments, depending on our leverage level as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below 3.00 to 1.00 leverage target. See Note 15 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information related to our indebtedness.
Supplier Financing
In 2015, we entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2016, the payment instructions from Chemours were $113 million. Pursuant to their agreement with the financial institution, certain suppliers may elect to get paid early at their discretion. The available capacity under this program can vary based on the number of investors participating in this program at any point in time.
Contractual Obligations
Chemours’ contractual obligations at September 30, 2016 did not significantly change from its contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except that in January 2016, Chemours and DuPont entered into an agreement which set forth an advance payment of approximately $190 million for certain specified goods and services to be provided to DuPont over twelve to fifteen months under existing agreements with Chemours. Approximately $93 million of this prepayment remains outstanding as of September 30, 2016. See Note 4 to the interim consolidated financial statements included in this quarterly report on Form 10-Q for additional information.
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
Remediation Accrual
Annual expenditures in the near future are not expected to vary significantly from the range of such expenditures incurred during the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. There have been no significant changes to the remediation accrual at September 30, 2016 from December 31, 2015.
As of December 31, 2015, Chemours, through DuPont, has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund) or similar state laws at about 174 sites around the United States, including approximately 22 sites for which Chemours does not believe it has liability based on current information. Active remediation is under way at approximately 53 of these sites. Approximately 66 sites have been resolved either by completing remedial actions with other Potentially Responsible Parties (PRPs) or participating in “de minimis buyouts” with other PRPs whose waste, like Chemours’, represented only a small fraction of the total waste present at a site. No new notices of potential liability at any sites were received during the three and nine months ended September 30, 2016.
At September 30, 2016, our consolidated balance sheet reflects an environmental liability of approximately $281 million relating to the above mentioned sites, as well as certain sites owned and/or operated by Chemours which, in management’s opinion, is appropriate based on existing facts and circumstances. The average time-frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15 to 20 years. Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of other PRPs. In addition, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular there may be considerable variability between the remediation activities that are currently being undertaken or planned, as reflected in the liability recorded at September 30, 2016, and the ultimate actions that could be required.
Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to approximately $600 million above the amount accrued at September 30, 2016. Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of Chemours.

Pompton Lakes
See discussion under "Pompton Lakes" in Note 16 to the interim consolidated financial statements included in this quarterly report on Form 10-Q.
PFOA
See discussion under “PFOA” in Note 16 to the interim consolidated financial statements included in this quarterly report on Form 10-Q.
Non-GAAP Financial Measures
We prepare our financial statements in accordance with U.S. GAAP. To supplement our financial information presented in accordance with U.S. GAAP, we provide non-GAAP financial measures (“Adjusted EBITDA”, “Adjusted Net Income” and “Free Cash Flow”) to provide investors with a better understanding of the Company’s performance when analyzing changes in our underlying business between reporting periods and to allow for greater transparency with respect to supplemental information used by management in its financial and operational decision making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker (CODM).
Adjusted EBITDA is defined as income (loss) before taxes excluding the following:

•	interest expense, depreciation and amortization,

•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component

•	exchange losses (gains),

•	employee separation, asset-related charges and other charges, net,

•	asset impairments,

•	losses (gains) on sale of business or assets, and

•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.
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

The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income attributable to Chemours for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net income (loss) attributable to Chemours	$204	$(29)	$237	$(4)
Non-operating pension and other postretirement employee benefit (income) costs	(5)	(10)	(19)	5
Exchange losses (gains)	17	(44)	37	(47)
Restructuring charges	14	139	41	200
Asset related charges [1]	46	70	109	70
Gain on sale of assets or business	(169)	—	(258)	—
Transaction costs [2]	2	—	18	—
Legal and other charges [3]	5	—	24	—
(Benefit from) provision for income taxes relating to reconciling items [4]	(2)	(53)	(16)	(82)
Adjusted Net Income	112	73	173	142
Net income attributable to noncontrolling interests	—	—	—	—
Interest expense, net	51	51	157	79
Depreciation and amortization	73	70	212	201
All remaining provision for income taxes [4]	32	(25)	41	19
Adjusted EBITDA	$268	$169	$583	$441

[1]
The three and nine months ended September 30, 2016 includes $46 million pre-tax asset impairment of our Pascagoula Aniline facility (see Note 12) and other asset write-offs. The nine months ended September 30, 2016 also included $58 million pre-tax asset impairment in connection with the sale of the Sulfur business (see Note 6) and other asset write-offs, which were recorded in the second quarter of 2016. The three and nine months ended September 30, 2015 includes $25 million of goodwill impairment (see Note 13) and $45 asset impairment of RMS facility (see Note 12). All of these charges are recorded in the Chemical Solutions segment.

2 Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives, which includes pre-sale transaction costs incurred in connection with the sales of the C&D and Sulfur businesses (see Note 6).

[3]	Includes litigation settlements, water treatment accruals related to PFOA, and lease termination charges.
4 Total of provision for (benefit from) income taxes reconciles to the amount reported in the Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015.

As discussed in the Outlook, we expect to deliver full year Adjusted EBITDA between $740 million and $775 million. The following table reconciles our Adjusted EBITDA targets to pre-tax income:

	2016 Full Year Estimate
(Dollars in millions)	Low	High
Net income attributable to Chemours	$265	$290
Non-operating pension and other postretirement employee benefit (income) costs	(25)	(20)
Exchange losses [5]	37	37
Restructuring charges	50	45
Asset related charges 1 6	109	109
Gain on sale of assets or business [6]	(258)	(258)
Transaction costs, legal and other charges [6]	42	42
Provision for income taxes relating to reconciling items [7]	(20)	(20)
Adjusted net income	200	225
Net income attributable to noncontrolling interests	—	—
Interest expense, net	210	210
Depreciation and amortization	280	280
All remaining provision for income taxes [7]	50	60
Adjusted EBITDA	$740	$775
5 The amount represents the year-to-date net exchange losses incurred in the nine months ended September 30, 2016. Full year actual results could differ from the current estimate, and therefore could also change our estimated income before income taxes. Forecasting the remeasurement impact of foreign currency exchange fluctuation is not practical without unreasonable effort.
6 We do not expect to incur additional impairment, gain on sale of assets, transaction costs and legal and other charges. Therefore, the amounts included are the same as the actual amounts reported in the nine months period ended September 30, 2016.
7 Provision for (benefit from) income taxes were estimated based upon current geographical mix of earnings. Actual provision for (benefit from) income tax could defer from current estimate.
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
Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. During the three and nine months ended September 30, 2016, we entered into various foreign currency forward contracts for currencies such as the Euro, Chinese yuan and Swiss francs among others, and had 61 open contracts with an aggregate notional U.S. dollar equivalent of $444 million, the fair value of which amounted to approximately $1 million of net unrealized loss.
In a hypothetical adverse change in the market prices or rates that existed at September 30, 2016, a 10% increase in the U.S. dollar against our outstanding hedged contracts on foreign currencies, such as the Euro and Chinese yuan, at the currency exchange rates as of September 30, 2016 would decrease our net loss by approximately $4 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would increase our net loss by approximately $6 million.
Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2016, Chemours did not record any ineffectiveness and recognized a loss of $6 million and $9 million, respectively, on its net investment hedges within accumulated other comprehensive income (loss).

Chemours’ risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by change in the value of the underlying exposure. See Note 17 to the interim consolidated financial statements for further information.
Additional Information
See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments. There have been no material changes in the market risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
As of September 30, 2016, the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in Note 16 to the interim consolidated financial statements.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at the Company’s surface mine in Starke, Florida is included in Exhibit 95 to this report.
Item 5. OTHER INFORMATION
None.

Item 6.	EXHIBITS
See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The CHEMOURS COMPANY
(Registrant)

Date:	November 7, 2016

By:	/s/ Mark E. Newman

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