Form 10-Q
period 2017-03-31
Chemours Co
filed 2017-05-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(302) 773-1000

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 184,463,611 shares of common stock, $0.01 par value, outstanding at April 28, 2017.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,437	$1,297
Cost of goods sold	1,079	1,095
Gross profit	358	202
Selling, general and administrative expense	144	133
Research and development expense	19	23
Restructuring and asset-related charges, net	12	17
Total expenses	175	173
Equity in earnings of affiliates	7	5
Interest expense, net	(51)	(57)
Other income, net	34	93
Income before income taxes	173	70
Provision for income taxes	22	19
Net income	151	51
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to Chemours	$150	$51
Per share data
Basic earnings per share of common stock	$0.82	$0.28
Diluted earnings per share of common stock	$0.79	$0.28
Dividends per share of common stock	$0.03	$0.03

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2017			2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$173	$(22)	$151	$70	$(19)	$51
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(10)	—	(10)	(7)	—	(7)
Cumulative translation adjustments	103	—	103	19	—	19
Defined benefit plans, net:
Effect of foreign exchange rates	(10)	2	(8)	(5)	1	(4)
Reclassifications to net income [1]:
Amortization of loss	5	(1)	4	4	(1)	3
Defined benefit plans, net	(5)	1	(4)	(1)	—	(1)
Other comprehensive income	88	1	89	11	—	11
Comprehensive income	261	(21)	240	81	(19)	62
Less: Comprehensive income attributable to noncontrolling interests	1	—	1	—	—	—
Comprehensive income attributable to Chemours	$260	$(21)	$239	$81	$(19)	$62

[1]	These other comprehensive income components are included in the computation of net periodic benefit costs (refer to Note 15 for further information).

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	March 31,
	2017	December 31,
	(Unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$898	$902
Accounts and notes receivable - trade, net	921	807
Inventories	822	767
Prepaid expenses and other	70	77
Total current assets	2,711	2,553
Property, plant and equipment	8,123	7,997
Less: Accumulated depreciation	(5,290)	(5,213)
Net property, plant and equipment	2,833	2,784
Goodwill and other intangible assets, net	169	170
Investments in affiliates	149	136
Other assets	420	417
Total assets	$6,282	$6,060
Liabilities and equity
Current liabilities:
Accounts payable	$941	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	780	872
Total current liabilities	1,735	1,771
Long-term debt, net	3,538	3,529
Deferred income taxes	140	132
Other liabilities	511	524
Total liabilities	5,924	5,956
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized)	2	2
Additional paid-in capital	808	789
Retained earnings (accumulated deficit)	31	(114)
Accumulated other comprehensive loss	(488)	(577)
Total Chemours stockholders’ equity	353	100
Noncontrolling interests	5	4
Total equity	358	104
Total liabilities and equity	$6,282	$6,060

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

Three months ended March 31, 2017 and 2016

(Dollars in millions)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Deficit)	Interests	Total
Balance at January 1, 2016	181,069,751	$2	$775	$(536)	$(115)	$4	$130
Net income	—	—	—	—	51	—	51
Common stock issued - compensation plans	390,558	—	—	—	—	—	—
Dividends	—	—	(5)	—	—	—	(5)
Other comprehensive income	—	—	—	11	—	—	11
Stock-based compensation expense	—	—	5	—	—	—	5
Balance at March 31, 2016	181,460,309	$2	$775	$(525)	$(64)	$4	$192

Balance at January 1, 2017	182,600,533	$2	$789	$(577)	$(114)	$4	$104
Net income	—	—	—	—	150	1	151
Common stock issued - compensation plans	415,518	—	—	—	—	—	—
Dividends	—	—	—	—	(5)	—	(5)
Other comprehensive income	—	—	—	89	—	—	89
Stock-based compensation expense	—	—	6	—	—	—	6
Cancellation of unissued stock awards	—	—	(7)	—	—	—	(7)
Exercise of stock options	1,382,363	—	20	—	—	—	20
Balance at March 31, 2017	184,398,414	$2	$808	$(488)	$31	$5	$358

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$151	$51
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71	66
Amortization of deferred financing costs and issuance discount	3	8
Gain on sale of assets and businesses	(16)	(89)
Equity in earnings of affiliates	(7)	(5)
Deferred tax benefits	5	10
Other operating charges and credits, net	10	13
(Increase) decrease in operating assets:
Accounts and notes receivable - trade, net	(103)	(40)
Inventories and other operating assets	(31)	18
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(42)	4
Cash provided by operating activities	41	36
Investing activities
Purchases of property, plant and equipment	(69)	(89)
Proceeds from sales of assets and business, net	9	140
Foreign exchange contract settlements	(3)	(1)
Cash (used for) provided by investing activities	(63)	50
Financing activities
Debt repayments	(4)	(9)
Dividends paid	(5)	(5)
Deferred financing fees	—	(2)
Proceeds from exercised stock options	20	—
Cash provided by (used for) financing activities	11	(16)
Effect of exchange rate changes on cash	7	(1)
(Decrease) increase in cash and cash equivalents	(4)	69
Cash and cash equivalents at beginning of the period	902	366
Cash and cash equivalents at end of the period	$898	$435
NON-CASH INVESTING ACTIVITES:
Change in property, plant and equipment included in accounts payable	$14	$3

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year and the year-end consolidated balance sheet does not include all disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries.  References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Note 2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  The provisions of ASU No. 2014-09 will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company plans to adopt ASU 2014-09 as of January 1, 2018.  Subsequent to the issuance of ASU No. 2014-09, the FASB has issued multiple updates in connection with Topic 606.  These updates affect the guidance contained within ASU 2014-09 and will be assessed as part of the Company's revenue recognition project plan.

The Company’s project plan includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in the first quarter of 2017.  In connection with this initial phase, the Company performed the following activities: conducted internal surveys of its businesses, held revenue recognition workshops with sales and business unit finance leadership, and reviewed a representative sample of revenue arrangements across all businesses to initially identify a set of applicable qualitative revenue recognition changes related to the new standard update.  The Company is now entering its second phase of the project, where the objectives will be to establish and document key accounting policies, assess new disclosure requirements, business process and control impacts, and determine an initial quantitative impact resulting from the new standard update.  Phase two is expected to be completed in the second quarter of 2017.  Lastly, phase three’s objectives will comprise of effectively implementing the new standard update and embedding the new accounting treatment into the Company’s business processes and controls to support the financial reporting requirements.  Phase three is expected to be completed in the fourth quarter of 2017.

The Company is still evaluating the impact that the new standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until the third phase of the project has been completed.  The method of adoption has also not yet been determined and is not expected to be finalized until the second phase of the project plan has been completed.

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

In March 2017, the FASB issued ASU No. 2017-07, “Compensation – Retirement Benefits (Topic 715)”, which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from other components of net benefit cost.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  The guidance is effective for public business entities for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods.  The amendments in this update should be applied retrospectively for the presentation of

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  Early adoption is permitted within the first interim period of an annual period for which financial statements have not been issued or made available for issuance.  Chemours is currently evaluating the impact of adopting this guidance but does not expect the adoption will have a significant impact on its results of operations.  The adoption is not expected to have any impact on the Company’s financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the leases requirements in Topic 840.  The core principle of Topic 842 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months.  Recognition of these lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases.  Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  The amendments in this update are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year.  Early application of the amendments in this update is permitted for all entities.  At adoption, the Company will recognize a right-of-use asset and a lease liability initially measured at the present value of its operating lease payments.  The Company is currently evaluating the other impacts of adopting this guidance on its financial position, results of operations and cash flows.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)”.  The update sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Chemours adopted this guidance effective January 1, 2017 and the adoption did not have a significant impact on the Company’s financial position, results of operations and cash flows except for the impact of windfall income tax benefits.  We expect the guidance will cause volatility in the Company’s income tax rates going forward.  As of the adoption date, there were no windfall tax benefits from prior periods recognized; therefore prior period adjustments were not required under a modified retrospective basis.  In the first quarter of 2017, Chemours recognized approximately $10 of windfall tax benefits primarily from significant options exercised and RSUs vested during the period, which were included in the provision for income taxes for the period ended March 31, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has adopted this guidance and will implement its provisions for annual and interim goodwill impairment tests performed prospectively.

Note 3. Restructuring and Asset-Related Charges, Net

For the three months ended March 31, 2017 and 2016, Chemours recorded charges for restructuring and asset-related charges as follows:

	Three Months Ended March 31,
	2017	2016
Restructuring Related Charges:
Employee Separation Charges	$—	$4
Decommissioning and other charges, net	12	13
Total restructuring charges, net	$12	$17

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The charges related to the restructuring programs impacted segment earnings for the three months ended March 31, 2017 and 2016 as follows:

	Three Months Ended March 31,
	2017	2016
Plant and product line closures [1]
Titanium Technologies	$4	$8
Fluoroproducts	3	4
Chemical Solutions	5	1
Sub-total	12	13
2015 Global restructuring
Titanium Technologies	—	2
Fluoroproducts	—	2
Chemical Solutions	—	—
Sub-total	—	4
Total	$12	$17
[1]	Includes charges related to employee separation, decommissioning and dismantling costs, and asset-related charges in connection with the restructuring activities.

Plant and product line closures

In the Titanium Technologies segment, due to the closure of the Edge Moor, Delaware manufacturing plant in the U.S., the Company recorded decommissioning and dismantling related charges of approximately $4 and $8 for the three months ended March 31, 2017 and 2016, respectively.  The Company completed all actions related to these restructuring activities and sold the site during the first quarter of 2017.  Cumulative amount incurred, excluding non-cash asset charges, in connection with the Edge Moor plant closure was approximately $60.

Also, in the Fluoroproducts segment, the Company recorded additional decommissioning and dismantling related charges for certain of its production lines in the U.S. of approximately $3 and $4 for the three months ended March 31, 2017 and 2016, respectively.  To date, the Company incurred in aggregate approximately $16 of restructuring costs, excluding non-cash asset charges.  As of March 31, 2017, the Company has substantially completed the actions related to the restructuring activities initiated in 2015.

Further, in the Chemicals Solutions segment, following the production shutdown of our Reactive Metals Solutions manufacturing plant at Niagara Falls, New York in September 2016, the Company immediately began decommissioning the plant.  As a result, for the three months ended March 31, 2017, the Company recorded approximately $5 of decommissioning and dismantling related charges.  To date, the Company incurred in aggregate approximately $21 of restructuring costs, excluding non-cash asset charges. Additional restructuring charges of approximately $5 for decommissioning and site redevelopment are expected to be incurred in 2017, which will be expensed as incurred.

The following table shows the change in the employee separation related liability account associated with the restructuring programs:

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	Total
Balance as of December 31, 2016	$4	$1	$8	$21	$34
Charges to income for the three months ended March 31, 2017	—	—	—	—	—
Charges to liability accounts:
Payments	(1)	(1)	(1)	(9)	(12)
Net currency translation and other adjustment [1]	(1)			1	—
Balance as of March 31, 2017	$2	$—	$7	$13	$22
[1]	Amounts include net currency translation adjustment of less than $1 for the periods presented and rounding difference.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As of March 31, 2017, there are no significant outstanding liabilities related to decommissioning and other restructuring related charges.

Note 4. Other Income, Net

	Three Months Ended March 31,
	2017	2016
Leasing, contract services and miscellaneous income	$8	$7
Royalty income [1]	5	3
Gain on sale of assets and businesses [2]	16	89
Exchange gains (losses), net [3]	5	(6)
Total other income, net	$34	$93

[1]	Royalty income is primarily from technology and trademark licensing.
[2]

For the three months ended March 31, 2017, gain on sale includes a gain on sale of the Edge Moor site of approximately $12 and other land sale. The three months ended March 31, 2016 represents a gain on sale of the aniline facility in Beaumont, Texas to the Dow Chemical Company (“Dow”).  The transaction closed on March 1, 2016 and Chemours received $140 from Dow.

[3]	Exchange gains (losses), net includes gains and losses on foreign currency forward contracts. See Note 14 for additional information.

Note 5. Income Taxes

For the three months ended March 31, 2017 and 2016, Chemours recorded a provision for income tax of $22 and $19, respectively, resulting in an effective income tax rate of approximately 13% and 27%, respectively.  The income tax provision for the quarter ended March 31, 2017 is inclusive of a $10 income tax benefit from stock option windfalls in accordance with the recently adopted guidance discussed in Note 2.  The income tax provision for the quarter ended March 31, 2016 is inclusive of $34 income tax expense related to fixed asset sales that took place during the quarter.  The remaining change in the effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings as well as the impact of the valuation allowance on U.S. foreign tax credits, from which the Company does not expect to benefit in 2017.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours.  As a result, income tax uncertainties are recognized in Chemours’ interim consolidated financial statements in accordance with accounting for income taxes, when applicable.  Although it is difficult to predict the timing, the Company estimates that approximately $6 of unrecognized income tax benefits, excluding the impact relating to accrued interest and penalties, could be resolved within the next twelve months as a result of an accounting method change request filed with the Internal Revenue Service in the fourth quarter of 2016. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected in the Interim Consolidated Balance Sheet as of March 31, 2017.

For the year ended December 31, 2016, the Company established a valuation allowance against its U.S. foreign tax credits.  The Company regularly monitors positive and negative evidence that may change the most recent assessment of the Company’s ability to realize a benefit from these deferred tax assets. The Company continues to maintain a valuation allowance against net deferred tax assets related to the foreign tax credit of $55 and $50 at March 31, 2017 and December 31, 2016, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share of Common Stock

The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to Chemours	$150	$51
Denominator:
Weighted average number of common shares outstanding- Basic	183,408,309	181,281,166
Dilutive effect of the Company’s employee compensation plans [1]	5,741,621	221,974
Weighted average number of common shares outstanding - Diluted [1]	189,149,930	181,503,140
[1]

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

The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended March 31,
	2017	2016
Average number of stock options	169,118	8,701,474

Note 7. Accounts and Notes Receivable – Trade, Net

	March 31, 2017	December 31, 2016
Accounts receivable—trade, net [1]	$840	$742
VAT, GST and other taxes [2]	61	46
Other receivables [3]	20	19
Total	$921	$807
[1]	Accounts receivable – trade, net includes trade notes receivable and is net of allowances of $5 as of March 31, 2017 and December 31, 2016. Allowances are equal to the estimated uncollectible amounts.
[2]	Value Added Tax (VAT) and Goods and Services Tax (GST).
[3]	Other receivables consist of advances and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value.  Bad debt expense was less than $1 for the three months ended March 31, 2017 and 2016.

Note 8. Inventories

	March 31, 2017	December 31, 2016
Finished products	$568	$532
Semi-finished products	150	150
Raw materials, stores and supplies	304	285
Subtotal	1,022	967
Adjustment of inventories to LIFO basis	(200)	(200)
Total	$822	$767

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost.  Inventories are valued under the LIFO method at substantially all of the U.S. locations, which comprised $459 and $465 or 45% and 48% of inventories before the LIFO adjustments at March 31, 2017 and December 31, 2016, respectively.  The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 9. Property, Plant and Equipment

Depreciation expense amounted to $70 and $65 for the three months ended March 31, 2017 and 2016, respectively. Property, plant and equipment includes gross assets under capital leases of $5 at March 31, 2017 and $5 at December 31, 2016.

Note 10. Other Assets

	March 31, 2017	December 31, 2016
Capitalized repair and maintenance costs	$126	$145
Pension assets [1]	180	159
Deferred income taxes	45	41
Asset held for sale	29	29
Miscellaneous [2]	40	43
Total	$420	$417
[1]	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
[2]

Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $12 and $13 as of March 31, 2017 and December 31, 2016, respectively, and company-owned life insurance policies on former key executives of a U.S. subsidiary.  The life insurance policies had a cash surrender value of $61 at March 31, 2017 and December 31, 2016, which are presented net of $61 in outstanding loans from the policy issuer.

Asset Held for Sale

In December 2016, in connection with a sale agreement entered into in January 2017 to sell the Company’s corporate headquarters building located in Wilmington, Delaware, the Company recorded an approximately $13 pre-tax impairment charge and classified the net book value of the building as asset held for sale for the year ended December 31, 2016.  The Company completed the sale in April 2017 for gross proceeds of $32.  In connection with the sale, Chemours also entered into lease agreements to lease back a portion of the building beginning in April 2017.  No significant gain or loss is expected to be recognized as a result of the sale and leaseback transaction.

Note 11. Other Accrued Liabilities

	March 31, 2017	December 31, 2016
Compensation and other employee-related costs	$101	$154
Employee separation costs [1]	21	31
Accrued litigation [2]	347	344
Environmental remediation [2]	74	71
Income taxes	40	39
Customer rebates	44	53
Deferred revenue [3]	23	76
Accrued interest	58	21
Miscellaneous [4]	72	83
Total	$780	$872
[1]	Current portion of employee separation costs. See Note 3 for further information.
[2]

Current portions of accrued litigation and environmental remediation.  Accrued litigation includes a $335 litigation accrual related to the PFOA MDL Settlement.  See Note 13 for further discussion of accrued litigation and environmental remediation.

[3]

Deferred revenue as of March 31, 2017 and December 31, 2016, includes $15 and $58 outstanding prepayment by DuPont, respectively, for specified goods and services, which Chemours expects to provide through mid-2017.

[4]	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, asset retirement obligations and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Debt

Long-term debt was comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Long-term debt:
Senior secured term loan	$1,369	$1,372
Senior unsecured notes:
6.625% due May 2023	1,158	1,158
7.00% due May 2025	750	750
6.125% due May 2023 (€295 at March 31, 2017 and December 31, 2016)	318	308
Capital lease obligations	3	3
Total	3,598	3,591
Less: Unamortized issue discount on senior secured term loan	5	5
Less: Unamortized debt issuance costs	41	42
Less: Current maturities of long-term debt	14	15
Long-term debt, net	$3,538	$3,529

Senior Secured Credit Facilities

The credit agreement, as amended, provided for a seven-year senior secured term loan (the “Term Loan”) and a five-year $750 senior secured revolving credit facility (the “Revolving Credit Facility”).  The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes.  No borrowings were outstanding under our Revolving Credit Facility. Chemours had $123 and $132 in letters of credit issued and outstanding under this facility at March 31, 2017 and December 31, 2016, respectively.  The Revolving Credit Facility bears variable interest of a range based on our total net leverage ratio between (a) 0.50% and 1.25% spread for base rate loans and (b) 1.50% and 2.25% spread for LIBOR loans.  The applicable margins were 1.00% for base rate loans and 1.75% for LIBOR loans as of March 31, 2017. In addition, we are required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on our total net leverage ratio, between 0.20% and 0.35%.  As of March 31, 2017, commitment fees were assessed at a rate of 0.25%. The Term Loan bears interest at a rate of LIBOR plus 3.00% with a 0.75% LIBOR floor.  The effective interest rate on the Term Loan for the quarter ended March 31, 2017 was approximately 3.78%.

On April 3, 2017, the Company completed an amendment (the “April 2017 Amendment”) to its credit agreement, which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 (the “Euro Term Loan”), and a new class of term loans, denominated in dollars, in an aggregate principal amount of $940 (the “Dollar Term Loan”, and, collectively with the Euro Term Loan, the “New Term Loans”). The New Term Loans replaced in full the existing Term Loan (the “Existing Term Loan”) outstanding as of March 31, 2017. The New Term Loans mature on May 12, 2022, which is the same maturity date of the Existing Term Loans.  The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25% subject to a EURIBOR floor of 0.75% and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50% subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modifies certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company. All other provisions, including financial covenants, remain unchanged.  No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan will be subject to remeasurement gains or losses.  The Company expects to record approximately $3 of loss on debt extinguishment and related fees in the second quarter of 2017.

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter.  In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness.  The credit agreement also contains customary representations and warranties and events of default.  Chemours was in compliance with its debt covenants as of March 31, 2017.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Maturities

Chemours has required quarterly principal payments related to the senior secured term loan equivalent to 1.00% per annum through March 2022, with the balance due at maturity.  Term loan principal maturities, as amended, over the next five years are $10 for the remainder of 2017 and $14 in each year from 2018 to 2021.  Debt maturities related to the Term Loan and the senior unsecured notes (the “Notes”) in 2022 and beyond will be $3,529.

In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, the Company is also required to make additional principal repayments, depending on leverage levels as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below 3.00 to 1.00 leverage target.  No principal repayments were required to be made in the first quarter of 2017 based upon the December 31, 2016 excess cash flow determined under the credit agreement.

Debt Fair Value

The fair values of the Term Loans, the 2023 Notes, the 2025 Notes and the Euro Notes at March 31, 2017 were approximately $1,380, $1,227, $803 and $340, respectively.  The estimated fair values of the Term Loans and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.

Note 13. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of the Chemours business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings.  Except for the PFOA litigation for which a separate assessment is provided in this Note 13, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours’ consolidated financial position, results of operations or liquidity.  With respect to the litigation matters discussed below, including PFOA multi-district litigation (“MDL”), management’s estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter.  In the event that DuPont seeks indemnification for adverse trial rulings or outcomes for any such matter relating to PFOA, these indemnification claims could materially adversely affect Chemours’ financial condition.  Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation.  If and to the extent these disputes arise, they could materially adversely affect Chemours.

(a)	Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At March 31, 2017 and December 31, 2016, there were approximately 1,900 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At March 31, 2017 and December 31, 2016, Chemours had an accrual of $41 related to this matter. Chemours reviews this estimate and related assumptions quarterly.  Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.

(b)	Benzene

In the separation, DuPont assigned its benzene docket to Chemours. At March 31, 2017 and December 31, 2016, there were 25 and 27 cases pending against DuPont alleging benzene-related illnesses, respectively.  These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products, such as paints, thinners and reducers.

Through DuPont, Chemours has received a claim by Phillips66 for indemnity and defense for three matters arising at a former DuPont/Conoco Texas site. Phillips66 seeks reimbursement for its settlement and fees in one matter and assumption of the defense in two matters.

A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015.  Plaintiffs alleged that Mr. Hood’s Acute Myelogenous Leukemia was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause cancer or leukemia.  The jury found in the Plaintiffs favor awarding $6.9 in compensatory damages and $1.5 in punitive damages.  In March 2016, acting on the Company’s motion, the Court struck the punitive award.  Through DuPont, Chemours has filed an appeal on the remaining award based upon substantial errors made at the trial court level. Plaintiffs have filed a cross appeal.

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

Chemours recorded accruals of $351 and $349 related to the PFOA matters discussed below at March 31, 2017 and December 31, 2016, respectively. In the fourth quarter of 2016, the Company recorded an approximately $335 accrual related to the PFOA MDL settlement, which is further discussed below.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is on-going and associated payments to service providers are being disbursed from the escrow account.  As of March 31, 2017, less than $1 has been disbursed from the escrow account related to medical monitoring.  While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users.  At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of March 31, 2017.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2017 and December 31, 2016, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of approximately 600 over year end 2014.  These lawsuits are consolidated in an MDL in Ohio federal court.  In the third quarter of 2014, six plaintiffs from the MDL were selected for individual bellwether trials.

Litigation and Procedural Posture Prior to Stay of MDL Litigation

The six bellwether cases in the MDL were tried, resolved, appealed or otherwise addressed.  Two bellwether cases were tried to adverse verdicts, and three were settled for confidential amounts well below the incremental cost of preparing for trial and that were individually and in aggregate immaterial to the Company. The final bellwether matter was removed from the bellwether group when it was determined that the plaintiff did not suffer from the alleged disease. Following the bellwethers, an additional case was tried to an adverse verdict and a fourth trial had commenced but was suspended when a settlement of the MDL was reached.

No other claims in the MDL have been settled or resolved during the period presented.  Chemours, through DuPont, denies the allegations in these lawsuits and will resume defending the matters vigorously should the settlement not proceed.

Settlement of MDL between DuPont and MDL Plaintiffs

On February 11, 2017, DuPont entered into an agreement in principle with plaintiffs’ counsel representing the MDL plaintiffs providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (the “MDL Settlement”).  A final agreement was executed on March 31, 2017.  The total settlement amount is $670.7 million dollars in cash, half of which will be paid by Chemours and half paid by DuPont.  DuPont’s payment would not be subject to indemnification or reimbursement by Chemours, and Chemours has accrued approximately $335 million associated with this matter at December 31, 2016.  In exchange for payment of the total settlement amount, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours.  The MDL Settlement is not subject to court approval; however, the MDL Settlement may not proceed in certain conditions, including a walk-away right that enables DuPont to terminate the MDL Settlement if more than a specified number of plaintiffs determine not to participate.  Judicial proceedings related to this action have been stayed pending finalization of the settlement.  If the MDL Settlement is terminated or otherwise does not proceed, additional lawsuits may go to trial.

Settlement between DuPont and Chemours related to MDL

DuPont and Chemours have also agreed, subject to and following the completion of the MDL Settlement, to a limited sharing of potential future PFOA liabilities (i.e., “indemnifiable losses”, as defined in the separation agreement between DuPont and Chemours) for a period of five years. During that five-year period, Chemours would annually pay future PFOA liabilities up to $25 million and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 million (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities under the terms of the separation

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

agreement. After the five-year period, this limited sharing agreement would expire, and Chemours’ indemnification obligations under the separation agreement would continue unchanged.  Chemours has also agreed that, upon the MDL Settlement becoming effective, it will not contest its liability to DuPont under the separation agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the separation agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the separation agreement.

PFOA Summary

Chemours has accrued $335 million associated with the MDL Settlement at December 31, 2016.  If the MDL Settlement does not proceed, any cases stayed or additional lawsuits may go to trial. An adverse ruling at trial could result in our incurring additional costs and liabilities, which are difficult to estimate beyond accrued amounts and involve significant uncertainty due to the uniqueness of the individual MDL plaintiff’s claims and the defenses to those claims, both as to potential liability and damages on an individual claim basis, and numerous unsettled legal issues, among other factors, such as general versus specific causation, lack of specific fact discovery allowed to date on vast majority of the cases, lack of validation of basic facts associated with plaintiffs and related claims, and the three cases tried to verdict did not inform of the many salient facts and legal issues needed for assessment of the other cases.  The trials and appeals of the MDL matters can occur over the course of many years.  Significant unfavorable outcomes in a number of cases in the MDL could have a material adverse effect on Chemours’ consolidated financial position, results of operations or cash flows.

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

Five lawsuits, including two putative class actions, were filed against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Three of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, damages under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) and damages under the Fair Housing Act. At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. DuPont has requested that Chemours defend and indemnify it, and Chemours has agreed to do so under a reservation of rights.  Management believes a loss is reasonably possible but not estimable at this time.

Environmental

Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties.  Much of this liability results from CERCLA (often referred to as Superfund), the Resource Conservation and Recovery Act and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

At March 31, 2017 and December 31, 2016, the Consolidated Balance Sheets included a liability relating to these matters of $279 and $278, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of on-going maintenance and monitoring (“OM&M”) activities.  Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site.  These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties.  In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators.  For these sites in particular, there may be considerable variability between the clean-up activities that

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

are currently being undertaken or planned and the ultimate actions that could be required.  Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $480 above the amount accrued at March 31, 2017.

For the three months ended March 31, 2017 and 2016, Chemours incurred environmental remediation expenses of $9 and $7, respectively.

Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the Company’s financial position, results of operations or cash flows at any given year, as such obligation can be satisfied or settled over many years.

Note 14. Financial Instruments

Derivative Instruments

Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized.  These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge.  Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on the balance sheet.  No collateral has been required for these contracts.  All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in “other income, net” in the statements of operations during the period in which they occurred.

At March 31, 2017, there were 21 foreign currency forward contracts outstanding with an aggregate gross notional value of $377.  Chemours recognized in “Other income, net” of the Interim Consolidated Statements of Operations net loss of $1 and $1 for the three months ended March 31, 2017, and 2016, respectively.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its Euro senior unsecured notes (“Euro Notes”) as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.  Chemours uses the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro Notes due to remeasurement of the effective portion is reported in accumulated other comprehensive income on the balance sheet and the remaining change in the carrying value of the ineffective portion, if any, is recognized in “other income, net” in the statements of operations.  Chemours evaluates the effectiveness of its net investment hedge quarterly.  Chemours did not record any ineffectiveness for the three months ended March 31, 2017 and 2016.  The Company recognized a loss of $10 and $7 for the three months ended March 31, 2017 and 2016, respectively, on its net investment hedges in accumulated other comprehensive income (loss) (“AOCI”).

Fair Value of Derivative Instruments

The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2017	December 31, 2016
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$3	$2
Total asset derivatives		$3	$2
Liability derivatives:
Foreign currency forward contracts	Other accrued liabilities	$3	$4
Total liability derivatives		$3	$4

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

Note 15. Long-Term Employee Benefits

The components of net periodic benefit income for all significant pension plans were as follows:

	Three Months Ended March 31,
	2017	2016
Net periodic pension cost (income):
Service cost	$4	$3
Interest cost	4	5
Expected return on plan assets	(17)	(16)
Amortization of actuarial loss	5	4
Net periodic pension income	$(4)	$(4)

The net periodic benefit income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company's employees.

The Company made cash contributions of $5 to its pension plans during the three months ended March 31, 2017 and expects to make additional cash contributions of $10 to the pension plans during the remainder of 2017.

Note 16. Stock-based Compensation

Total stock-based compensation cost included in the Interim Consolidated Statements of Operations was $6 and $5 for the three months ended March 31, 2017 and 2016, respectively.  The income tax benefits related to stock-based compensation arrangements were $2 for the three months ended March 31, 2017 and 2016.

The Chemours Company Equity and Incentive Plan (the “Prior Plan”) and The Chemours Company 2017 Equity and Incentive Plan (the “2017 Plan”) provide for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, restricted stock units (RSUs) and performance share units (PSUs).  The Prior Plan provided for DuPont equity awards that converted into new Chemours equity awards at the separation date.  The Prior Plan also had a maximum shares reserve of 13,500,000 for the grant of equity awards.  As of March 31, 2017, 6,557,857 shares of equity and incentive plan reserve were still available for grants under the Prior Plan.   On April 26, 2017, stockholders approved the 2017 Plan.  As a result, no further grants will be made under the Prior Plan.  A total of 19,000,000 shares of Company common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and 1.5 shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan.  Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as 1.5 shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms.  Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan.  17,475,808 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant.  The expense related to stock options granted in the three months ended March 31, 2017 was based on the weighted-average assumptions shown in the table below:

Three Months Ended March 31, 2017
Risk-free interest rate	2.14%
Expected term (years)	6.00
Volatility	44.49%
Dividend yield	0.35%
Fair value per stock option	$15.16

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

The following table summarizes Chemours stock option activity for the three months ended March 31, 2017.

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	7,969	$13.72	5.08	$66,668
Granted	676	34.72
Exercised	(1,382)	14.32
Forfeited	—	—
Expired	(9)	9.45
Outstanding, March 31, 2017	7,254	$15.58	5.64	$166,306
Exercisable, March 31, 2017	4,302	$14.50	4.02	$103,241

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at end of quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter end.  The amount changes based on the fair market value of the Company’s stock.  In 2016, total intrinsic value of options exercised for the year was approximately $7.  Total intrinsic value of options exercised for the three months ended March 31, 2017 was $24.

As of March 31, 2017, $12 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.58 years.

RSUs

Chemours granted RSUs to key management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours common stock.  The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Non-vested awards of RSUs, both with and without a performance condition, as of March 31, 2017 are shown below.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2016	2,316	$11.23
Granted	161	34.72
Vested	(564)	12.03
Forfeited	(10)	13.75
Nonvested, March 31, 2017	1,903	$12.96

As of March 31, 2017, there was $14 of unrecognized stock-based compensation expense related to nonvested awards, which is expected to be recognized over a weighted-average period of 1.78 years.

PSUs

Chemours issued PSUs to key senior management employees which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three year performance period specified in the grant, subject to exceptions through the respective vesting period of three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against the performance goals. During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of approximately $1 and less than $1, respectively.

The following table provides compensation costs for stock-based compensation related to PSUs at 100% of target amounts:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2016	803	$6.10
Granted	202	39.85
Vested	—	—
Forfeited	—	—
Nonvested, March 31, 2017	1,005	$14.41

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the period ended March 31, 2017 was $39.85.  The fair value of each PSU grant is amortized monthly into compensation expense based on their respective vesting conditions over three annual measurement periods.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal, and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

As of March 31, 2017, based on the Company’s assessment of its performance goals for 2016, approximately 200,000 additional shares may be awarded under the 2016 grant awards.

Note 17. Segment Information

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

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by the Chief Operating Decision Maker and is defined as income before income taxes excluding the following:

•	interest expense, depreciation and amortization,
•	non-operating pension and other postretirement employee benefit costs, which represent the components of net periodic pension costs (income) excluding service cost component,
•	exchange losses (gains) included in “other income, net” of the statement of operations,
•	restructuring, asset-related charges and other charges, net,
•	asset impairments,
•	losses (gains) on sale of business or assets, and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Three Months Ended March 31,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$646	$652	$139	$—	$1,437
Adjusted EBITDA	159	155	12	(41)	285
Depreciation and amortization	33	26	4	8	71

2016
Net sales to external customers	$521	$531	$245	$—	$1,297
Adjusted EBITDA	54	85	10	(21)	128
Depreciation and amortization	22	24	11	9	66

The following is a tabular reconciliation of consolidated income before income taxes to Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
Income before income taxes	$173	$70
Interest expense, net	51	57
Depreciation and amortization	71	66
Non-operating pension and other postretirement employee benefit income	(8)	(7)
Exchange (gains) losses	(5)	6
Restructuring charges	12	17
Gain on sale of assets and businesses	(16)	(89)
Transaction costs[1]	—	3
Legal and other charges[2]	7	5
Adjusted EBITDA	$285	$128
[1]	Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives.
[2]	Includes litigation settlements, water treatment accruals related to PFOA, and lease termination charges.

Note 18. Guarantor Condensed Consolidating Financial Information

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

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the Consolidating Statements of Comprehensive Income (Loss) for the three ended March 31, 2017 and 2016;
•	the Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016; and
•	the Consolidating Statements of Cash Flows for the three months ended March 31, 2017 and 2016.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three months ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$960	$894	$(417)	$1,437
Cost of goods sold	—	795	704	(420)	1,079
Gross profit	—	165	190	3	358
Selling, general and administrative expenses	7	114	29	(6)	144
Research and development expense	—	18	1	—	19
Restructuring and asset-related charges, net	—	11	1	—	12
Total expenses	7	143	31	(6)	175
Equity in earnings of affiliates	—	—	7	—	7
Equity in earnings of subsidiaries	172	—	—	(172)	—
Interest (expense) income, net	(51)	(1)	1	—	(51)
Intercompany interest income (expense), net	16	—	(16)	—	—
Other income (loss), net	6	42	(8)	(6)	34
Income before income taxes	136	63	143	(169)	173
(Benefit from) provision for income taxes	(14)	5	30	1	22
Net income	150	58	113	(170)	151
Less: Net income attributable to noncontrolling interests	—	—	1	—	1
Net income attributable to Chemours	$150	$58	$112	$(170)	$150
Comprehensive income attributable to Chemours	$239	$59	$210	$(269)	$239

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three months ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$981	$721	$(405)	$1,297
Cost of goods sold	—	875	617	(397)	1,095
Gross profit	—	106	104	(8)	202
Selling, general and administrative expenses	7	98	33	(5)	133
Research and development expense	—	22	1	—	23
Restructuring and asset-related charges, net	—	17	—	—	17
Total expenses	7	137	34	(5)	173
Equity in earnings of affiliates	—	—	5	—	5
Equity in earnings of subsidiaries	78	—	—	(78)	—
Interest expense, net	(56)	(1)	—	—	(57)
Intercompany interest income (expense), net	15	1	(16)	—	—
Other income (expense), net	5	99	(5)	(6)	93
Income before income taxes	35	68	54	(87)	70
(Benefit from) provision for income taxes	(16)	29	9	(3)	19
Net income	51	39	45	(84)	51
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Chemours	$51	$39	$45	$(84)	$51
Comprehensive income attributable to Chemours	$62	$39	$63	$(102)	$62

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$186	$712	$—	$898
Accounts and notes receivable - trade, net	—	341	580	—	921
Intercompany receivable	19	1,010	49	(1,078)	—
Inventories	—	332	538	(48)	822
Prepaid expenses and other	—	45	27	(2)	70
Total current assets	19	1,914	1,906	(1,128)	2,711
Property, plant and equipment	—	6,173	1,950	—	8,123
Less: Accumulated depreciation	—	(4,325)	(965)	—	(5,290)
Net property, plant and equipment	—	1,848	985	—	2,833
Goodwill and other intangible assets, net	—	155	14	—	169
Investments in affiliates	—	—	149	—	149
Investment in subsidiaries	3,533	—	—	(3,533)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	12	161	247	—	420
Total assets	$4,714	$4,078	$3,301	$(5,811)	$6,282
Liabilities and equity
Current liabilities:
Accounts payable	$—	$580	$361	$—	$941
Current maturities of long-term debt	14	—	—	—	14
Intercompany payable	754	49	275	(1,078)	—
Other accrued liabilities	58	602	120	—	780
Total current liabilities	826	1,231	756	(1,078)	1,735
Long-term debt, net	3,535	3	—	—	3,538
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	59	81	—	140
Other liabilities	—	410	101	—	511
Total liabilities	4,361	1,703	2,088	(2,228)	5,924
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	353	2,375	1,208	(3,583)	353
Noncontrolling interests	—	—	5	—	5
Total equity	353	2,375	1,213	(3,583)	358
Total liabilities and equity	$4,714	$4,078	$3,301	$(5,811)	$6,282

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Three months ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(3)	$(2)	$46	$—	$41
Investing activities
Purchases of property, plant and equipment	—	(50)	(19)	—	(69)
Proceeds from sales of assets and business, net	—	9	—	—	9
Intercompany investing activities	—	8	—	(8)	—
Foreign exchange contract settlements	—	(3)	—	—	(3)
Cash used for investing activities	—	(36)	(19)	(8)	(63)
Financing activities
Intercompany short-term borrowing repayments, net	(8)	—	—	8	—
Debt repayments	(4)	—	—	—	(4)
Dividends paid	(5)	—	—	—	(5)
Proceeds from issuance of stock options	20	—	—	—	20
Cash provided by financing activities	3	—	—	8	11
Effect of exchange rate changes on cash	—	—	7	—	7
(Decrease) increase in cash and cash equivalents	—	(38)	34	—	(4)
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$186	$712	$—	$898

	Three months ended March 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(17)	$21	$32	$—	$36
Investing activities
Purchases of property, plant and equipment	—	(47)	(42)	—	(89)
Proceeds from sales of assets business, net	—	140	0	—	140
Intercompany investing activities	—	(28)	—	28	—
Foreign exchange contract settlements	—	(1)	—	—	(1)
Cash provided by (used for) investing activities	—	64	(42)	28	50
Financing activities
Intercompany short-term borrowings, net	28	—	—	(28)	—
Debt repayments	(4)	(5)	—	—	(9)
Dividends paid	(5)	—	—	—	(5)
Deferred financing fees	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	17	(5)	—	(28)	(16)
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Increase (decrease) in cash and cash equivalents	—	80	(11)	—	69
Cash and cash equivalents at beginning of the period	—	95	271	—	366
Cash and cash equivalents at end of the period	$—	$175	$260	$—	$435

The Chemours Company

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis, which we refer to as “MD&A”, of our results of operations and financial condition supplements the unaudited interim consolidated financial statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations.  The discussion and analysis presented below refer to and should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries.  References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the federal securities law, that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  The words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project” and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized.  Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control.  Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the “Forward-Looking Statements” and the “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2016.  The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Chemours is a leading global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial and mining. Principal products include titanium dioxide (“TiO2”), refrigerants, industrial fluoropolymer resins, sodium cyanide and performance chemicals and intermediates.

Chemours manages and reports operating results through three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history and reputation in the chemical industry for safety, quality and reliability.

Transformation Plan

After the separation in 2015, Chemours announced a plan to transform the company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments, and enhancing its organization. Chemours expects the transformation plan to deliver $500 million of incremental Adjusted EBITDA improvement over 2015 through 2017 based on our anticipated cost reduction and growth initiatives. We expect cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives will also improve our pre-tax earnings by similar amounts.  Through year-end 2016, we realized approximately $200 million in cost savings, and we continue to implement additional cost reduction initiatives in order to realize our target additional structural costs savings of approximately $150 million, about half of which are expected to be realized in 2018.  These improvements will be partially offset by the impact of divestitures completed during 2016, unfavorable price and mix of fluoropolymer products, and may also be impacted by market factors.  Results of our transformation actions are further discussed in the Results of Operations, Segment Reviews and Outlook sections of this MD&A and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Chemours Company

Recent Developments

In April 2017, we entered into an amendment to our existing credit agreement to provide new class of term loans denominated in Euros and dollars, in an aggregate principal amount of €400 million and $940 million, respectively.  The proceeds from the new class of term loans were used to repay in full the existing senior secured term loan outstanding as of March 31, 2017 of approximately $1,369 million.  No incremental debt was issued as a result of the amendment.  Details of the amendment are discussed further in the “Credit Facilities and Notes” section of this MD&A.

Also, in April 2017, we completed the sale of our corporate headquarters building located in Wilmington, Delaware for gross proceeds of $32 million.  We will use the net proceeds from this sale to repay portion of our outstanding term loans in accordance with the credit agreement, as amended.  Also, in connection with the sale, we entered into lease agreements to leaseback portion of the building beginning in April 2017.  No significant gain or loss from the sale and leaseback transaction is expected to be recognized.

Our First Quarter 2017 Results and Business Highlights

Net sales for the three months ended March 31, 2017 were $1.4 billion, an increase of 11% from $1.3 billion for the three months ended March 31, 2016.  We recognized net income attributable to Chemours of $150 million and $51 million for the three months ended March 31, 2017 and 2016, respectively.  Our Adjusted EBITDA was $285 million and $128 million for the three months ended March 31, 2017 and 2016, respectively.  Our results for the quarter reflect improved TiO2 pricing and volume increases, and strong demand for OpteonTM, partially offset by portfolio changes in the Chemical Solutions segment.

Results of Operations

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net sales	$1,437	$1,297
Cost of goods sold	1,079	1,095
Gross profit	358	202
Selling, general and administrative expense	144	133
Research and development expense	19	23
Restructuring and asset-related charges, net	12	17
Total expenses	175	173
Equity in earnings of affiliates	7	5
Interest expense, net	(51)	(57)
Other income, net	34	93
Income before income taxes	173	70
Provision for income taxes	22	19
Net income	151	51
Less: Net income attributable to noncontrolling interests	1	—
Net income attributable to Chemours	$150	$51

Net Sales

Net sales for the three months ended March 31, 2017 were $1.4 billion, an increase of approximately 11% compared to $1.3 billion in the same period in 2016.  The increase in net sales for the three months ended March 31, 2017 was driven by volume increases in the Titanium Technologies and Fluoroproducts segments of approximately 15%, and price improvements in TiO2 contributed to an approximately 5% increase in net sales.  These increases were partially offset by portfolio changes in the Chemicals Solutions segment and approximately 1% unfavorable foreign currency impact.

The table below shows the impact of price, volume, currency and portfolio changes on net sales for the three months ended March 31, 2017 compared with the three months ended March 31, 2016:

The Chemours Company

Change in net sales from prior period	Three Months Ended March 31, 2017
Price	5%
Volume	15%
Currency	(1)%
Portfolio / Other	(8)%
Total Change	11%

For a detailed discussion of net sales, see the Segment Reviews section of this MD&A.

Cost of goods sold

Cost of goods sold (COGS) decreased by 1% for the three months ended March 31, 2017 when compared to the same period in 2016, primarily driven by portfolio changes in our Chemical Solutions segment which decreased COGS by approximately 9%, partially offset by sales volume increases in line with sales increases in the first quarter of 2017.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense increased by 8% to $144 million for the three months ended March 31, 2017 from $133 million for the three months ended March 31, 2016.  Increase in SG&A was due to higher accrual related to performance related compensation by approximately $6 million, additional water treatment accruals related to PFOA of approximately $3 million and higher legal costs incurred in connection with the PFOA MDL settlement.

Research and development expense

Research and development (R&D) expense decreased by $4 million to $19 million for the three months ended March 31, 2017 from $23 million for the three months ended March 31, 2016.  The decrease in R&D expense was driven by decisions to focus on fewer, higher return projects.

Restructuring and asset-related charges, net

We recorded pre-tax charges of approximately $12 million for employee separation, decommissioning and other asset-related charges for the three months ended March 31, 2017 compared to $17 million for the three months ended March 31, 2016.

Charges for the three months ended March 31, 2017 consist primarily of decommissioning and dismantling activities related to the closure of the Edge Moor manufacturing plant in the Titanium Technologies segment of approximately $4 million, closure of certain production lines in the Fluoroproducts segment of approximately $3 million, and closure of reactive metals solution (“RMS”) manufacturing plant in the Chemical Solutions segment of approximately $5 million.

Charges for the three months ended March 31, 2016 consist primarily of $8 million related to our Edge Moor manufacturing plant decommissioning and dismantling activities in our Titanium Technologies segment and $4 million related to decommissioning activities of certain production lines in our Fluoroproducts segment.  We also incurred an additional $4 million of employee separation costs due to continued efforts to streamline and simplify our organizational structure and to reduce costs.

For details related to “Restructuring and asset-related charges, net”, see Note 3 to the Interim Consolidated Financial Statements.

Interest expense, net

We incurred interest expense of $51 million for the three months ended March 31, 2017 compared to $57 million for the three months ended March 31, 2016.  Interest expense decreased by approximately $6 million for the three months ended March 31, 2017 due to lower outstanding debt principal as a result of debt repurchases and repayments that occurred from mid-2016 through year-end. In addition, interest expense for the three months ended March 31, 2016 includes approximately $4 million of non-cash write-off of unamortized debt issuance costs attributable to the reduction in our revolver commitment, which did not recur in 2017.  These decreases were slightly offset by lower capitalized interest in the three months ended March 31, 2017 versus the three months ended March 31, 2016 due to our Altamira plant expansion that was completed in the second of quarter of 2016.

Other income, net

Other income, net decreased by $59 million to $34 million for the three months ended March 31, 2017 from $93 million for the three months ended March 31, 2016.  The decrease was primarily due to $89 million of gain recognized from the sale of our aniline facility in Beaumont, Texas to Dow in the first quarter of 2016 that did not recur in 2017, partially offset by a $16 million gain on sale

The Chemours Company

recognized in the first quarter of 2017 primarily related to the sale of the Edge Moor site and other asset sales.  In addition, other income primarily includes foreign currency exchange gain of $5 million in the first quarter of 2017 compared to foreign currency exchange losses of $6 million in 2016, which was mainly driven by weakening of the U.S. dollar against Mexican peso during the first quarter of 2017.

For additional details on other income, net and foreign currency forward contracts, see Note 4 and Note 14 to the Interim Consolidated Financial Statements, respectively.

Provision for income taxes

For the three months ended March 31, 2017 and 2016, Chemours recorded a provision for income tax of $22 and $19, respectively, resulting in an effective income tax rate of approximately 13% and 27%, respectively.  The income tax provision for the three months ended March 31, 2017 is inclusive of a $10 income tax benefit from stock option windfalls.  The income tax provision for the three months ended March 31, 2016 is inclusive of $34 income tax expense related to fixed asset sales that took place during the quarter.  The remaining change in the effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings as well as the impact of the additional valuation allowance on U.S. foreign tax credits of approximately $5 million during the first quarter of 2017, from which the Company does not expect to benefit in 2017.

Segment Reviews

The following table represents Chemours’ total consolidated Adjusted EBITDA by segment:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Titanium Technologies	$159	$54
Fluoroproducts	155	85
Chemical Solutions	12	10
Corporate and Other	(41)	(21)
Total	$285	$128

Corporate costs and certain legal and environmental expenses that are not allocated to the segments are reflected in Corporate and Other.  The increase in Corporate and Other costs primarily relates to higher performance-related compensation expense and higher legal costs incurred in connection with the PFOA MDL settlement.

Adjusted EBITDA represents our primary measure of segment performance and is defined as income before income taxes excluding the following:

•	interest expense, depreciation and amortization,
•	non-operating pension and other postretirement employee benefit costs, which represent the component of net periodic pension costs (income) excluding service cost component,
•	exchange losses (gains) included in “other income, net” of the statement of operations,
•	restructuring, asset-related charges and other charges, net,
•	asset impairments,
•	losses (gains) on sale of business or assets, and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2017 and 2016 is included in the Non-GAAP Financial Measures in this Item 2 and in Note 17 to the Interim Consolidated Financial Statements.

Titanium Technologies

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Segment Net Sales	$646	$521
Adjusted EBITDA	159	54
Adjusted EBITDA Margin	25%	10%

The Chemours Company

Change in segment net sales from prior period	Three Months Ended March 31, 2017
Price	14%
Volume	11%
Currency	(1)%
Portfolio / Other	—%
Total Change	24%

Segment Net Sales:  Net sales increased by 24% for the three months ended March 31, 2017 when compared with the same period in 2016.  The increase in net sales was primarily due to improvement in global average selling prices from 2016 through 2017 and volume increase. The global average selling price of our TiO2 in the first quarter of 2017 is approximately 12% higher than the global average selling price in the first quarter of 2016.  Our TiO2 sales volume also increased in the first quarter by approximately 13% due to the higher demand and tight supply in all regions.  Unfavorable foreign currency impact, primarily due to strengthening of U.S. dollar against the Euro, contributed to 1% decrease in net sales.

Adjusted EBITDA and Adjusted EBITDA margin:  Adjusted EBITDA and Adjusted EBITDA margin increased by $105 million (or 194%) and 15%, respectively, during the three months ended March 31, 2017 when compared to the same period in 2016.  These increases were primarily driven by selling price and volume increases, which increased Adjusted EBITDA by approximately 178%.  Production efficiency improvements also contributed to increase in Adjusted EBITDA by approximately 30%.  These increases were partially offset by unfavorable foreign currency impact of approximately 10% primarily due to strengthening of U.S. dollar against the Euro.

Fluoroproducts

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Segment Net Sales	$652	$531
Adjusted EBITDA	155	85
Adjusted EBITDA Margin	24%	16%

Change in segment net sales from prior period	Three Months Ended March 31, 2017
Price	(1)%
Volume	24%
Currency	—%
Portfolio / Other	—%
Total Change	23%

Segment Net Sales:  Net sales increased by 23% for the three months ended March 31, 2017 in comparison with the same period in 2016.  Continued strong demand for Opteon™ refrigerant in Europe and the United States delivered a significant increase in volume over the prior period along with slightly higher fluoropolymer product volume.  These increases were partially offset by lower selling prices for fluoropolymer products due to competitive pricing pressures.

Adjusted EBITDA and Adjusted EBITDA margin: Adjusted EBITDA and Adjusted EBITDA margin increased by $70 million (or 82%) and 8%, respectively, during the three months ended March 31, 2017 when compared to the same period in 2016.  These increases were due primarily to strong sales demand in fluorochemicals. Margin improvement from fluorochemicals sales contributed an increase of approximately 76%.  Remaining variance was contributed by higher fluoropolymer product volume, partially offset by lower price driven by unfavorable mix.

The Fluoroproducts segment continues to evaluate its cost structure to optimize the segment’s profitability.  It is possible that we may incur additional charges from this action.

The Chemours Company

Chemical Solutions

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Segment Net Sales	$139	$245
Adjusted EBITDA	12	10
Adjusted EBITDA Margin	9%	4%

Change in segment net sales from prior period	Three Months Ended March 31, 2017
Price	—%
Volume	1%
Currency	—%
Portfolio / Other	(44)%
Total Change	(43)%

Segment Net Sales:  Net sales decreased by 43% in the three months ended March 31, 2017 compared with the same period in 2016 primarily due to portfolio changes resulting from the sale of our aniline facility in Beaumont, Texas, our Clean & Disinfect business and our Sulfur business in 2016, which represents approximately 44% decrease net sales.  This was partially offset by modest sales volume increase in our performance chemicals & intermediate products.

Adjusted EBITDA and Adjusted EBITDA margin:  Adjusted EBITDA and Adjusted EBITDA margin increased by $2 million (or 20%) and 5% in the three months ended March 31, 2017 when compared to the same period in 2016.  The improvement in Adjusted EBITDA and Adjusted EBITDA margin reflect lower operating costs of approximately $9 million from cost reduction initiatives including production shutdown at our RMS site in Niagara Falls, New York and margin improvements in our Performance Chemicals & Intermediates business.  These increases were partially offset by the impacts of the divestitures.

2017 Outlook

For the remainder of the year, we continue to anticipate that the Company’s performance will remain strong for both Ti-Pure™ TiO2 and Opteon™ refrigerants.  We expect to deliver full-year Adjusted EBITDA improvement, with similar pre-tax income improvement, substantially in line with our transformation goals.  We are committed to delivering additional structural cost savings of approximately $150 million and we continue to implement certain initiatives in order to realize our target cost savings, about half of which are expected to be realized in 2018.  We also expect to generate positive free cash flow for the full-year 2017 excluding payments relating to the PFOA MDL settlement.  Our outlook reflects our current visibility and expectations on market factors, such as currency movements, TiO2 pricing, end-market demand and seasonality.

Liquidity & Capital Resources

Chemours’ primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements.  We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to deleverage by using free cash flow to repay outstanding borrowings, selectively invest for growth to enhance our portfolio including certain strategic capital investments, and return cash to shareholders through dividend payments and possible share repurchases in the future. Subject to approval, we may raise additional capital or borrowings from time to time. However, there can be no assurance that future capital or borrowings will be available to us, and that the cost and availability of new capital or borrowings could be materiality impacted by market conditions.

Over the next 12 months, Chemours expects to have significant interest, capital expenditures, PFOA MDL settlement, restructuring and dividend payments.  We expect to fund these payments through cash generated from operations, available cash and borrowings.  We anticipate that our operations and debt financing arrangements will provide sufficient liquidity over the next 12 months.  Availability under our revolving credit facility is subject to the last 12 months of our consolidated EBITDA as defined under the credit agreement.

As of March 31, 2017 and December 31, 2016, we had $701 million and $678 million, respectively, of cash and cash equivalents on our balance sheet held by our foreign subsidiaries, all of which is readily convertible into currencies used in our operations, including the U.S. dollar.  Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures.  At March 31, 2017 and December 31, 2016, management believed that sufficient liquidity was available in the United States, and it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside of the United States. No deferred tax

The Chemours Company

liabilities have been recognized with regard to the approximately $701 million and $678 million of cash and cash equivalents of our foreign subsidiaries as of March 31, 2017 and December 31, 2016, respectively, and undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution.  Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the United States.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities.

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash provided by operating activities	$41	$36
Cash (used for) provided by investing activities	(63)	50
Cash provided by (used for) financing activities	11	(16)

Operating Activities

Cash provided by operating activities increased by $5 million for the three months ended March 31, 2017 when compared to the same period in 2016.  First quarter of 2016 included an advance payment of $190 million that we received from DuPont in February 2016, of which approximately $15 million and $166 million were outstanding as of March 31, 2017 and 2016.  Excluding the advance payment in 2016, cash provided by operating activities improved significantly due to favorable increases in our operating results in the first quarter of 2017 when compared in the first quarter of 2016.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2017 primarily relates to capital expenditures made during the period of approximately $69 million. The three months ended March 31, 2016 includes $140 million proceeds from the sale of our aniline facility in Beaumont, Texas, which did not recur in 2017, partially offset by capital expenditures during the period of $89 million. Our capital expenditures decreased by approximately $20 million when compared to the same period in 2016 due to lower spending primarily from the completion of our Altamira plant expansion in April 2016.

We expect our full year capital expenditures in 2017 to approach $450 million, which is above our annual capital expenditures in 2016, primarily due to expenditures associated with our new OpteonTM plant under construction in Corpus Christi and our anticipated Mining Solutions expansion, which is expected to begin in the second half of 2017.

Financing Activities

In the first quarter of 2017, and consistent with the first quarter 2016, we had quarterly required repayments on the senior secured term loans equivalent to 1% per annum of its original principal, and also declared and paid approximately $5 million of dividends to our shareholders, equivalent to $0.03 per share.  These were offset by cash received of approximately $20 million from exercise of stock options during the period.  No similar options were exercised in the first quarter of 2016.

In April 2017, we completed an amendment to our credit agreement that provided for new class of term loans, i.e. Dollar Term Loan of $940 million and Euro Term Loan of €400 million.  The New Term Loans replaced the existing senior secured term loan outstanding as of March 31, 2017 of approximately $1,369 million, of which $940 million was a made through a cashless settlement of the Dollar Term Loan issuance, and the remaining $429 million was funded through a Euro Term Loan issuance.  Details of the amendment are discussed further below in the “Credit Facilities and Notes” section of this MD&A.

Current Assets

(Dollars in millions)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$898	$902
Accounts and notes receivable - trade, net	921	807
Inventories	822	767
Prepaid expenses and other	70	77
Total current assets	$2,711	$2,553

The Chemours Company

Accounts and notes receivable - trade, net at March 31, 2017 increased by $114 million compared to December 31, 2016 primarily due to higher sales in the first quarter of 2017 over fourth quarter of 2016 and favorable currency translation impact of approximately $10 million.

Inventories at March 31, 2017 increased $55 million compared to December 31, 2016 due to inventory build for increasing sales demand, primarily in the Titanium Technologies segment, and favorable currency translation impact of approximately $11 million.

Current Liabilities

(Dollars in millions)	March 31, 2017	December 31, 2016
Accounts payable	$941	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	780	872
Total current liabilities	$1,735	$1,771

As of March 31, 2017, accounts payable increased by $57 million compared to December 31, 2016 due to higher inventories and timing of payments to vendors.

Other accrued liabilities decreased by $92 million due to utilization of DuPont prepayment of approximately $43 million, severance payments of approximately $12 million and payment of performance related compensation in March 2017.  These increases were partially offset by approximately $37 million increase in accrued interest due to the timing of the senior unsecured notes (the “Notes”) payments which are scheduled in May and November of each year.

Credit Facilities and Notes

Our credit agreement, as amended, includes a seven-year senior secured term loan (the “Term Loan”) and a five-year $750 senior secured revolving credit facility (the “Revolving Credit Facility”).  The proceeds of loans made under the Revolving Credit Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes.  Availability under the Revolving Credit Facility is subject to certain covenant limitations.  At March 31, 2017, the facility had a full borrowing capacity of $750 million, from which we had $123 million of letters of credit issued and outstanding under this facility.

On April 3, 2017, we completed an amendment (the “April 2017 Amendment”) to our credit agreement, which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 million (the “Euro Term Loan”), and a new class of term loans, denominated in dollars, in an aggregate principal amount of $940 million (the “Dollar Term Loan”, and, collectively with the Euro Term Loan, the “New Term Loans”). The New Term Loans replaced in full the existing Term Loan (the “Existing Term Loans”) outstanding as of March 31, 2017 of approximately $1,369 million.  The New Term Loans mature on May 12, 2022, which is the same maturity date of the Existing Term Loans.  The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25% subject to a EURIBOR floor of 0.75% and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50% subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modifies certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company.  All other provisions, including financial covenants, remains unchanged.  No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan will be subject to remeasurement gains or losses.  We expect to record approximately $3 million of loss on debt extinguishment and related fees in the second quarter of 2017.

The credit agreement, as amended, contains financial covenants which, solely with respect to the revolving credit facility, require us not to exceed a maximum senior secured net leverage ratio of 3.50 to 1.00 each quarter through December 31, 2016, 3.00 to 1.00 through June 30, 2017 and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter.  In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict us and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness.  The credit agreement also contains customary representations and warranties and events of default.  The senior secured credit facilities and the Notes contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours.  We were in compliance with our debt covenants as of March 31, 2017.

In the event of default under the revolving credit facility, our lenders under the revolving credit facility can terminate their commitments thereunder, cease making further revolving loans and accelerate outstanding revolving loans.  This would allow the lenders under the revolving credit facility to declare the outstanding term loans to be immediately due and payable and to institute

The Chemours Company

foreclosure proceedings against the collateral securing the credit facility, which could force us into bankruptcy or liquidation.  Any event of default or declaration of acceleration under the credit agreement also may result in an event of default under the indenture governing the notes.  Any such default, event of default or declaration of acceleration could materially and adversely affect our results of operations and financial condition. Please see the section titled “Risks Related to Our Indebtedness” of the “Risk Factors” section of our Annual Report Form 10-K for the year ended December 31, 2016 for additional detail.

For the remainder of 2017, under the April 2017 Amendment, we are required to make principal payments related to the New Term Loans of approximately $10 million and approximately $14 million in each year from 2018 to 2021.  Debt maturities related to the New Term Loans and the Notes in 2022 and beyond will be $3,529 million.  In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, we are also required to make additional principal repayments, depending on our leverage level as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below the 3.00 to 1.00 leverage target.  No principal repayments were required to be made in the first quarter of 2017 based upon the December 31, 2016 excess cash flow determined under the credit agreement.  See Note 12 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our indebtedness.

Supplier Financing

In 2015, we entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2017, the payment instructions from Chemours were $128 million.  Pursuant to their agreement with the financial institution, certain suppliers may elect to get paid early at their discretion. The available capacity under this program can vary based on the number of investors participating in this program at any point in time.

Contractual Obligations

Information related to the Company’s contractual obligations is summarized below:

	Total at	Payments Due In
(Dollars in millions)	March 31, 2017	Remainder of 2017	2018 - 2019	2020 - 2021	2022 and Beyond
Long-term debt obligations [1]	$3,595	$39	$27	$27	$3,502
Interest payments on long-term debt obligations [1]	1,244	146	385	383	330
Operating leases	244	47	99	55	43
Purchase obligations [2]
Raw material obligations	1,220	73	153	144	850
Utility obligations	649	74	143	129	303
Other	110	42	55	13	0
Total purchase obligations	1,979	189	351	286	1,153
Other liabilities
Workers’ compensation	34	4	15	7	8
Asset retirement obligations	43	2	2	—	39
Environmental remediation	279	68	113	51	47
Legal settlements [3]	351	338	5	5	3
Employee separation costs	22	19	3	—	—
Other [4]	51	24	4	4	19
Total other liabilities	780	455	142	67	116
Total contractual obligations [5]	$7,842	$876	$1,004	$818	$5,144

The Chemours Company

[1]

In April 2017, the Company entered into an amendment to its credit agreement, further described in the “Credit Facilities and Notes” section of this MD&A.  Principal and interest payments reflect the amended terms of the new term loans.  Interest rates and foreign exchange rates reflect the prevailing rates as of March 31, 2017.  No incremental debt was incurred as a result of the April 2017 Amendment, although the Euro Term Loan will be subject to remeasurement gains or losses.  Also, an estimated net proceeds of approximately $29 million, subject to customary adjustments, from the sale of our corporate headquarters building were included as principal repayment in 2017, required under the credit agreement as amended.

[2]

Represents enforceable and legally binding agreements to purchase goods or services that specify fixed or minimum quantities; fixed minimum or variable price provisions; and the approximate timing of the agreement.

[3]	Includes $335 million litigation accrual related to the PFOA MDL Settlement (see Note 13 to the Interim Consolidated Financial Statements).
[4]

Includes expected contributions and benefits payments in excess of plan assets to be made to fund our pension and other long-term employee benefit plans. Actual payments will depend on several factors, including investment performance and discount rates, and may also be affected by changes in applicable local requirements.  See Note 22 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

[5]

Due to uncertainty regarding the completion of tax audits and possible outcomes, we are unable to determine the timing of payments related to unrecognized tax benefits.  See Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information.

Off Balance Sheet Arrangements

Information with respect to Chemours’ guarantees is included Note 20 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.  Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.  Remaining guarantees outstanding as of March 31, 2017 was insignificant.

Critical Accounting Policies and Estimates

Chemours’ significant accounting policies are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 3 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussions of recent accounting pronouncements.

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

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state, federal and foreign laws.  These laws require certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed.  At March 31, 2017 and December 31, 2016, we recorded environmental remediation accruals of $279 and $278 million, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase (Investigation) to the active clean-up phase, and as construction

The Chemours Company

is completed at active clean-ups (Active Remediation), those sites move to the ongoing maintenance and monitoring (OM&M) or closure phase.  As final clean-ups for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time.  The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities.  Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site.  These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties.  In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators.  For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required.  Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $480 million above the amount accrued at March 31, 2017.  In general, uncertainty is greatest and the range of potential liability is widest in the investigation phase, and narrows over time as regulatory agencies approve site remedial plans, uncertainty is reduced and, ultimately, sites move into OM&M, where needed.  As more sites advance from investigation to active clean-up to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

Some remediation sites will achieve site closure and will require no further action to protect people and the environment and comply with laws and regulations.  At certain sites, we expect that there will continue to be some level of remediation activity due to ongoing monitoring and/or operations & maintenance of remedial systems.  In addition, portfolio changes such as an acquisition or divestiture or notification as a potentially responsible party for a multi-party Superfund site could result in additional remediation activity and potentially additional accrual.

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position, results of operations or cash flows in any given year, as such obligation can be satisfied or settled over many years.  For additional information, refer to the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

While there are many remediation sites that contribute to the total environmental remediation accrual, the following sites are among the most significant:

(Dollars in millions)	March 31, 2017	December 31, 2016
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	24	24
East Chicago, Indiana	20	20
Pompton Lakes, New Jersey	76	77
USS Lead, East Chicago, Indiana	24	21
All Other Sites	123	124
Balance at December 31	$279	$278

The five sites listed above represent more than 50% of our reserve and we expect to spend, in aggregate, approximately $104 million over the next three years.  For all other sites, we expect to spend approximately $71 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas.  Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber and blended tetraethyl lead with halo-carbon solvent/stabilizers. As of March 31, 2017, with sale of the aniline production unit to Dow in 2016, Chemours has no on-going manufacturing operations on the site. Dow and Lucite remain as long-term manufacturing tenants.

As site owner, Chemours remains responsible for remediation of historical chemical releases from past operations and is conducting this work under a RCRA hazardous waste post-closure permit and Compliance Plan (CP) issued by the State of Texas. The hazardous waste permit includes provisions to manage wastes and to investigate and mitigate releases. The CP is a component of the permit and includes mitigation and monitoring requirements, including a groundwater remediation system that was installed in 1991 to control chemical migration and protect adjacent water bodies. In addition, several solid waste management unit closures have been conducted

The Chemours Company

and areas of past release addressed through interim measures to protect people and the environment. Over the years, extensive site studies have been completed and a final investigation report (Affected Property Assessment Report, or APAR, under the Texas Risk Reduction Program) for the entire site was approved by the State in 2014. Chemours has recently completed a remedial action plan (RAP), currently under agency review, to address all remaining historical solid waste management units and areas of concern identified in these studies, and expects to have this RAP approved in 2017.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of a site perimeter sheet pile barrier intended to more efficiently contain groundwater, completion of various targeted studies onsite and in adjacent water bodies to close investigation data gaps, and selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

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

A comprehensive evaluation of soil and groundwater conditions at the Site was performed as part of the RCRA corrective action process. Studies of historical site impacts began in 1983 in response to preliminary CERCLA actions undertaken by the U.S Environmental Protection Agency (EPA). The EPA eventually issued an Administrative Order on Consent for the Site in 1997. The order specified that remediation work be performed under RCRA Corrective Action authority. Work has proceeded under the RCRA Corrective Action process since that time.

Subsequent investigations included the preparation of initial environmental site assessments and multiple phases of investigation. In 2002, as an interim remedial measure, two 2,000-foot-long permeable reactive barrier treatment walls were installed along the northern property boundary to address migration of chemicals in groundwater. Since that time, the investigation process has been completed and approved by the EPA and work is in progress to define the final remedy for the site.

Pompton Lakes, New Jersey

During the twentieth century, blasting caps, fuses and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds. Under the authority of the EPA and NJDEP, remedial

The Chemours Company

actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is on-going, and Chemours has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires Chemours to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is expected to be complete in 2018.

U.S. Smelter and Lead Refinery, Inc. (USS Lead), East Chicago, Indiana

The USS Lead Superfund Site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana.  The site includes the former USS Lead facility along with nearby commercial, municipal and residential areas.  The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area.   The EPA is directing and organizing remediation on this site, and Chemours is one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work.   DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to Chemours in the 2015 separation agreement.

The USS Lead site was listed on the National Priorities List (NPL) in 2009. To facilitate negotiations with potentially responsible parties, the EPA divided the residential part of the USS Lead Superfund Site into three zones, referred to as Zone 1, Zone 2, and Zone 3.   The division into three zones resulted in Atlantic Richfield Co. and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement cleanup in Zone 1 and Zone 3.  More recently in March 2017, Chemours and three other parties (Atlantic Richfield Co., DuPont, and U.S. Metals Refining Co.) entered into an administrative order of consent to reimburse the EPA’s costs to clean up a portion of Zone 2.  According to its website, the EPA is continuing its efforts to identify additional parties who might be potentially responsible for the USS Lead site cleanup, including the remainder of Zone 2.  Once it has concluded these efforts, the EPA will engage in negotiations with all known viable and liable parties.  The updated environmental accrual for USS Lead is based on the Record of Decision (“ROD”) and Statement of Work currently in place for Zones 1 and 3, as well as the current estimate of Chemours’ share to reimburse the EPA’s Zone 2 cleanup cost under the March 2017 administrative order of consent.  The EPA has announced its intent to reconsider the ROD for Zone 1 and the result of that review could increase or decrease Chemours’ future obligations.  In addition, there is uncertainty in the outlook for the remainder of Zone 2 given the EPA’s stated objective to identify additional responsible parties.

PFOA

See discussion under “PFOA” in Note 13 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Adjusted EBITDA is defined as income before taxes excluding the following:

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

Adjusted net income is defined as net income attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization, and certain provision for (benefit from) income taxes.  Free Cash Flow is defined as cash provided by (used for) operating activities less cash used for purchases of property, plant and equipment as disclosed in the Consolidated Statements of Cash Flows.

The Chemours Company

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects.  This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.   In the future, we may incur expenses similar to those eliminated in this presentation.  Our presentation of Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items.  The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies.  This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Company’s interim financial statements and notes thereto included in this Quarterly Report, as well as the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income attributable to Chemours for the periods presented:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net income attributable to Chemours	$150	$51
Non-operating pension and other postretirement employee benefit income	(8)	(7)
Exchange (gains) losses	(5)	6
Restructuring charges	12	17
Gain on sale of assets or business	(16)	(89)
Transaction costs	—	3
Legal and other charges [1]	7	5
Provision for income taxes relating to reconciling items [2]	2	25
Adjusted Net Income	142	11
Net income attributable to noncontrolling interests	1	—
Interest expense, net	51	57
Depreciation and amortization	71	66
All remaining provision for (benefit from) income taxes [2]	20	(6)
Adjusted EBITDA	$285	$128
[1]	Includes litigation settlements, water treatment accruals related to PFOA, and lease termination charges.
[2]	Total of provision for (benefit from) income taxes reconciles to the amount reported in the Interim Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies.  These derivatives are stand-alone and have not been designated as a hedge.  As of March 31, 2017, we had open foreign exchange forward contracts with an aggregate notional U.S. dollar equivalent of $377 million, the fair value of which amounted to less than $1 million of net unrealized loss.

In a hypothetical adverse change in the market prices or rates that existed at March 31, 2017, a 10% increase in the U.S. dollar against our outstanding hedged contracts on foreign currencies, such as the Euro and Chinese yuan, at the currency exchange rates as of March 31, 2017 would increase our net loss by approximately $4 million, while a 10% depreciation of the U.S. dollar against the same hedged currencies would decrease our net loss by approximately $4 million.

Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss).  For the three months ended March 31, 2017, Chemours did not record any ineffectiveness and recognized a loss of $10 million on its net investment hedges within accumulated other comprehensive income (loss).

The Chemours Company

Chemours’ risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the change in value of the underlying exposure.  See Note 14 to the Interim Consolidated Financial Statements for further information.

Additional Information

See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on the Company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.  There have been no material changes in the market risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2017, the Company’s CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury.  Information regarding certain of these matters is set forth below and in Note 13 to the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms.  Information related to this and other litigation matters is included in Note 13 to the Interim Consolidated Financial Statements.

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

The Chemours Company

site's operations.  The Company has complied with the requests.  We understand that some of the requests from OZHZ are part of a preliminary investigation initiated by a public prosecutor, although we have not received notice that it intends to pursue such action.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 3, 2017

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and
Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

The Chemours Company

EXHIBIT INDEX

Exhibit Number	Description

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

10.14(5)

Amendment No. 4 to the Credit Agreement dated April 3, 2017 by and among The Chemours Company, the lenders and issuing banks thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2017).

10.36*	Offer of Employment Letter between Paul Kirsch and The Chemours Company, dated April 8, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

*Management contract or compensatory plan or arrangement.