Form 10-Q
period 2017-06-30
Chemours Co
filed 2017-08-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(302) 773-1000

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The Registrant had 184,800,961 shares of common stock, $0.01 par value, outstanding at July 31, 2017.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,588	$1,383	$3,024	$2,680
Cost of goods sold	1,147	1,116	2,225	2,212
Gross profit	441	267	799	468
Selling, general and administrative expense	157	174	301	307
Research and development expense	21	17	40	40
Restructuring and asset-related charges, net	6	67	18	85
Total expenses	184	258	359	432
Equity in earnings of affiliates	10	4	17	9
Interest expense, net	(55)	(50)	(106)	(106)
Other income (expense), net	13	(4)	48	89
Income (loss) before income taxes	225	(41)	399	28
Provision for (benefit from) income taxes	64	(23)	87	(5)
Net income (loss)	161	(18)	312	33
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$161	$(18)	$311	$33
Per share data
Basic earnings (loss) per share of common stock	$0.87	$(0.10)	$1.69	$0.18
Diluted earnings (loss) per share of common stock	$0.84	$(0.10)	$1.64	$0.18
Dividends per share of common stock	$0.03	$0.03	$0.06	$0.06

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2017			2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income (loss)	$225	$(64)	$161	$(41)	$23	$(18)
Other comprehensive income (loss):
Unrealized (loss) gain on net investment hedge	(40)	10	(30)	4	—	4
Cumulative translation adjustments	84	—	84	(9)	—	(9)
Defined benefit plans:
Net loss	—	—	—	(7)	1	(6)
Effect of foreign exchange rates	(15)	3	(12)	4	—	4
Reclassifications to net income (loss):
Amortization of actuarial loss	5	(1)	4	7	(2)	5
Curtailment gain	—	—	—	(2)	—	(2)
Defined benefit plans, net	(10)	2	(8)	2	(1)	1
Other comprehensive income (loss)	34	12	46	(3)	(1)	(4)
Comprehensive income (loss)	259	(52)	207	(44)	22	(22)
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$259	$(52)	$207	$(44)	$22	$(22)

	Six Months Ended June 30,
	2017			2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$399	$(87)	$312	$28	$5	$33
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(50)	10	(40)	(3)	—	(3)
Cumulative translation adjustments	189	—	189	10	—	10
Defined benefit plans:
Net loss	—	—	—	(7)	1	(6)
Effect of foreign exchange rates	(27)	6	(21)	(1)	1	—
Reclassifications to net income:
Amortization of prior service gain	—	—	—	(1)	—	(1)
Amortization of actuarial loss	10	(2)	8	11	(3)	8
Curtailment gain	—	—	—	(2)	1	(1)
Defined benefit plans, net	(17)	4	(13)	—	—	—
Other comprehensive income	122	14	136	7	—	7
Comprehensive income	521	(73)	448	35	5	40
Less: Comprehensive income attributable to non-controlling interests	1	—	1	—	—	—
Comprehensive income attributable to Chemours	$520	$(73)	$447	$35	$5	$40

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,529	$902
Accounts and notes receivable - trade, net	994	807
Inventories	848	767
Prepaid expenses and other	69	77
Total current assets	3,440	2,553
Property, plant and equipment	8,288	7,997
Less: Accumulated depreciation	(5,386)	(5,213)
Property, plant and equipment, net	2,902	2,784
Goodwill and other intangible assets, net	168	170
Investments in affiliates	158	136
Other assets	384	417
Total assets	$7,052	$6,060
Liabilities and equity
Current liabilities:
Accounts payable	$985	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	751	872
Total current liabilities	1,750	1,771
Long-term debt, net	4,056	3,529
Deferred income taxes	159	132
Other liabilities	515	524
Total liabilities	6,480	5,956
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized)	2	2
Additional paid-in capital	820	789
Retained earnings (accumulated deficit)	186	(114)
Accumulated other comprehensive loss	(441)	(577)
Total Chemours stockholders’ equity	567	100
Non-controlling interests	5	4
Total equity	572	104
Total liabilities and equity	$7,052	$6,060

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Non-controlling
	Shares	Amount	Capital	(Loss) Income	Earnings	Interests	Total
Balance at January 1, 2016	181,069,751	$2	$775	$(536)	$(115)	$4	$130
Net income	—	—	—	—	33	—	33
Common stock issued - compensation plans	421,675	—	—	—	—	—	—
Dividends	—	—	(11)	—	—	—	(11)
Other comprehensive income	—	—	—	7	—	—	7
Stock-based compensation expense	—	—	10	—	—	—	10
Balance at June 30, 2016	181,491,426	$2	$774	$(529)	$(82)	$4	$169

Balance at January 1, 2017	182,600,533	$2	$789	$(577)	$(114)	$4	$104
Net income	—	—	—	—	311	1	312
Common stock issued - compensation plans	461,754	—	—	—	—	—	—
Dividends	—	—	—	—	(11)	—	(11)
Other comprehensive income	—	—	—	136	—	—	136
Stock-based compensation expense	—	—	15	—	—	—	15
Cancellation of unissued stock awards	—	—	(10)	—	—	—	(10)
Exercise of stock options	1,628,850	—	26	—	—	—	26
Balance at June 30, 2017	184,691,137	$2	$820	$(441)	$186	$5	$572

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$312	$33
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142	139
Amortization of deferred financing costs and issuance discount	7	11
Gain on sale of assets and businesses	(14)	(88)
Equity in earnings of affiliates	(17)	(9)
Deferred tax provision (benefit)	38	(36)
Asset-related charges	2	63
Other operating charges and credits, net	13	14
(Increase) decrease in operating assets:
Accounts and notes receivable - trade, net	(170)	(92)
Inventories and other operating assets	(43)	85
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(46)	6
Cash provided by operating activities	224	126
Investing activities
Purchases of property, plant and equipment	(138)	(168)
Proceeds from sales of assets and businesses, net	38	150
Foreign exchange contract settlements, net	2	—
Cash used for investing activities	(98)	(18)
Financing activities
Proceeds from issuance of debt, net	494	—
Debt repayments	(20)	(95)
Dividends paid	(11)	(11)
Deferred financing fees	(6)	(2)
Proceeds from exercised stock options	26	—
Cash provided by (used for) financing activities	483	(108)
Effect of exchange rate changes on cash and cash equivalents	18	17
Increase in cash and cash equivalents	627	17
Cash and cash equivalents at beginning of the period	902	366
Cash and cash equivalents at end of the period	$1,529	$383
Non-cash investing activities
Change in property, plant and equipment included in accounts payable	$(5)	$10

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year and the year-end consolidated balance sheet does not include all disclosures required by U.S. GAAP. As such, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us” and “our” refer to The Chemours Company and its consolidated subsidiaries.  References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Note 2. Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this standard is to remove inconsistent practices with regard to revenue recognition between U.S. GAAP and International Financial Reporting Standards. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with Topic 606.  The provisions of ASU No. 2014-09 and related updates will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The Company plans to adopt the standard as of January 1, 2018 under the modified retrospective transition method.

The Company’s project plan includes a three-phase approach to implementing this standard update. Phase one, the assessment phase, was completed in the first quarter of 2017.  In this initial phase, the Company conducted internal surveys of its businesses, held revenue recognition workshops with sales and business unit finance leadership and reviewed a representative sample of revenue arrangements across all businesses to initially identify a set of applicable qualitative revenue recognition changes related to the new standard.  The Company is currently finalizing phase two of the project, which includes establishing and documenting key accounting positions, assessing new disclosure requirements, business process and control impacts and beginning to determine initial quantitative impacts resulting from the new standard.  Phase three’s objectives will comprise of effectively implementing the new standard and embedding the new accounting treatment into the Company’s business processes and controls to support financial reporting requirements.  Phase three is expected to be completed in the fourth quarter of 2017.

The Company is still evaluating the impact that the new standard will have on the Company’s consolidated financial statements and will be unable to quantify its impact until phase three of the project has been completed.

In August 2016, the FASB issued various updates to ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies and amends the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The amendments should be applied using a retrospective transition method (unless impractical to do so) for each period presented and earlier application is permitted.  Chemours is currently evaluating the impact of adopting this guidance, but does not expect the adoption will have a significant impact on its cash flows.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715)”, which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost.  The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization.  The guidance is effective for public business entities for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods.  The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

income statement and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets.  Early adoption is permitted within the first interim period of an annual period for which financial statements have not been issued or made available for issuance.  Chemours is currently evaluating the impact of adopting this guidance, but does not expect the adoption will have a significant impact on its results of operations.  The adoption is not expected to have any impact on the Company’s financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes the leases requirements in Topic 840.  The core principle of Topic 842 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months.  Recognition of these lease assets and lease liabilities represents an improvement over previous U.S. GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases.  Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  The amendments in this update are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year.  Early application of the amendments in this update is permitted for all entities.  At adoption, the Company will recognize a right-of-use asset and a lease liability initially measured at the present value of its operating lease payments.  The Company is currently evaluating the other impacts of adopting this guidance on its financial position, results of operations and cash flows.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).”  The update sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Chemours adopted this guidance effective January 1, 2017, and the adoption did not have a significant impact on the Company’s financial position, results of operations and cash flows except for the impact of windfall income tax benefits on share-based payments.  We expect the guidance will cause volatility in the Company’s income tax rates going forward.  As of the adoption date, there were no windfall tax benefits from prior periods recognized; therefore, prior period adjustments were not required under a modified retrospective basis.  For the three and six months ended June 30, 2017, Chemours recognized approximately $3 and $13 of windfall tax benefits, respectively, primarily from significant options exercised and restricted stock units (RSUs) vested, which were included in the provision for income taxes in the consolidated statements of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has adopted this guidance and will implement its provisions for interim and annual goodwill impairment tests performed prospectively.  The Company does not expect the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718):  Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award.  Pursuant to this update, modification accounting is required to be applied to changes in the terms and conditions of a share-based payment award unless all of the following criteria remain unchanged before and after the award is modified:  the fair value of the award; the vesting conditions of the award; and the classification of the award as an equity instrument or a liability instrument.  The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and are to be applied prospectively to an award modified on or after the adoption date.  Early adoption, including adoption in any interim period, is permitted for public business entities for reporting periods for which financial statements have not yet been issued.  The Company has adopted this guidance and will implement its provisions prospectively for changes in the terms and conditions of share-based payment awards.  The Company does not expect the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Restructuring and Asset-Related Charges, Net

For the three and six months ended June 30, 2017 and 2016, Chemours recorded charges for restructuring and asset-related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring-related charges:
Employee separation (credits) charges	$—	$(2)	$—	$2
Decommissioning and other charges, net	6	11	18	25
Total restructuring charges, net	6	9	18	27
Asset-related charges - impairment [1]	—	58	—	58
Total restructuring and asset-related charges, net	$6	$67	$18	$85
[1]	Represents an asset impairment in connection with the sale of the Sulfur business.

The charges related to the restructuring programs impacted segment earnings for the three and six months ended June 30, 2017 and 2016 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Plant and product line closures [1]
Titanium Technologies	$—	$9	$4	$18
Fluoroproducts	1	1	3	5
Chemical Solutions	5	(1)	11	—
Subtotal	6	9	18	23
2015 Global Restructuring
Titanium Technologies	—	—	—	2
Fluoroproducts	—	—	—	2
Chemical Solutions	—	—	—	—
Subtotal	—	—	—	4
Total	$6	$9	$18	$27
[1]	Includes charges related to employee separation, decommissioning and dismantling costs and asset-related charges in connection with the restructuring activities.

Plant and Product Line Closures

In the Titanium Technologies segment, due to the closure of the Edge Moor, Delaware manufacturing plant in the U.S., the Company recorded decommissioning and dismantling-related charges of approximately $4 for the six months ended June 30, 2017 and $9 and $18 for the three and six months ended June 30, 2016, respectively.  The Company completed all actions related to these restructuring activities and sold the site during the first quarter of 2017.  The cumulative amount incurred, excluding non-cash asset charges, in connection with the Edge Moor plant closure, was approximately $60.

In the Fluoroproducts segment, the Company recorded additional decommissioning and dismantling-related charges for certain of its production lines in the U.S. of approximately $1 and $3 for the three and six months ended June 30, 2017, respectively, and $1 and $5 for the three and six months ended June 30, 2016, respectively.  To date, the Company incurred in the aggregate, approximately $17 of restructuring costs, excluding non-cash asset charges.  As of June 30, 2017, the Company has substantially completed the actions related to these restructuring activities for certain of its Fluoroproducts production lines, which were initiated in 2015.

In the Chemicals Solutions segment, following the production shutdown of our Reactive Metals Solutions (RMS) manufacturing plant at Niagara Falls, New York in September 2016, the Company immediately began decommissioning the plant.  As a result, the Company recorded approximately $5 and $11 of decommissioning and dismantling-related charges for the three and six months ended June 30, 2017, respectively.  To date, the Company incurred in the aggregate, approximately $26 of restructuring costs, excluding

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

non-cash asset charges. Additional restructuring charges of approximately $4 for decommissioning and site redevelopment are expected to be incurred in 2017, which will be expensed as incurred.

The following table shows the change in the employee separation-related liability account associated with the restructuring programs:

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	Total
Balance as of December 31, 2016	$4	$1	$8	$21	$34
Payments	(2)	(1)	(3)	(15)	(21)
Net currency translation and other adjustments [1]	—	—	—	1	1
Balance as of June 30, 2017	$2	$—	$5	$7	$14
[1]	Amounts include net currency translation adjustment of less than $1 for the periods presented and rounding differences.

As of June 30, 2017, there are no significant outstanding liabilities related to decommissioning and other restructuring-related charges.

Note 4. Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Leasing, contract services and miscellaneous income	$8	$5	$17	$12
Royalty income [1]	5	6	10	9
(Loss) gain on sale of assets and businesses [2]	(2)	(1)	14	88
Exchange gains (losses), net [3]	2	(14)	7	(20)
Total other income (expense), net	$13	$(4)	$48	$89

[1]	Royalty income is primarily from technology and trademark licensing.
[2]

For the six months ended June 30, 2017, gain on sale includes a gain on sale of the Edge Moor site of approximately $12. The six months ended June 30, 2016 includes an $88 gain on sale of the aniline facility in Beaumont, Texas to the Dow Chemical Company (“Dow”).  The transaction closed on March 1, 2016 and Chemours received $140 from Dow.

[3]	Exchange gains (losses), net includes gains and losses on foreign currency forward contracts. See Note 14 for additional information.

Note 5. Income Taxes

For the three months ended June 30, 2017 and 2016, Chemours recorded a provision for income tax of $64 and an income tax benefit of $23, respectively, resulting in an effective income tax rate of approximately 28% and 56%, respectively.  For the six months ended June 30, 2017 and 2016, Chemours recorded a provision for income tax of $87 and an income tax benefit of $5, respectively, resulting in an effective income tax rate of approximately 22% and negative 18%, respectively.

The income tax provision for the six months ended June 30, 2017 is inclusive of a $13 income tax benefit from windfalls on share-based payments in accordance with the recently adopted guidance in ASU No. 2016-09 as discussed in Note 2.  The remaining change in the effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings, as well as the impact of the valuation allowance on U.S. foreign tax credits, from which the Company does not expect to benefit in 2017.

Each year, Chemours and/or its subsidiaries file income tax returns in U.S. federal and state and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the cognizant taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours.  As a result, income tax uncertainties are recognized in Chemours’ consolidated financial statements in accordance with accounting for income taxes under Topic 740, “Income Taxes”, when applicable.  In the third quarter of 2017, the Company will recognize approximately $5 of income tax benefits, excluding the impact relating to accrued interest and penalties, as a result of an accounting method change request approval by the U.S. Internal Revenue Service in July 2017. We are not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected in the consolidated balance sheet as of June 30, 2017.

For the year ended December 31, 2016, the Company established a valuation allowance against its U.S. foreign tax credits.  The Company regularly monitors positive and negative evidence that may change the most recent assessment of the Company’s ability to

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

realize a benefit from these deferred tax assets. The Company continues to maintain a valuation allowance against its net deferred tax assets related to U.S. foreign tax credits of $64 and $50 at June 30, 2017 and December 31, 2016, respectively.

Note 6. Earnings Per Share of Common Stock

The following table shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to Chemours	$161	$(18)	$311	$33
Denominator:
Weighted-average number of common shares outstanding - basic	185,069,436	181,477,672	184,243,461	181,379,419
Dilutive effect of the Company’s employee compensation plans [1]	6,057,203	—	5,899,412	668,410
Weighted-average number of common shares outstanding - diluted [1]	191,126,639	181,477,672	190,142,873	182,047,829
[1]

Diluted earnings (loss) per share is calculated using net income (loss) available to common shareholders divided by diluted weighted-average shares of common shares outstanding during each period, which includes unvested restricted shares. Diluted earnings (loss) per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

The following average number of stock options were antidilutive and, therefore, were not included in the diluted earnings (loss) per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average number of stock options	2,216	7,356,050	85,667	8,028,762

Note 7. Accounts and Notes Receivable - Trade, Net

	June 30, 2017	December 31, 2016
Accounts receivable - trade, net [1]	$910	$742
VAT, GST and other taxes [2]	66	46
Other receivables [3]	18	19
Total	$994	$807

[1]	Accounts receivable - trade, net includes trade notes receivable and is net of allowances of $5 for June 30, 2017 and December 31, 2016. Allowances are equal to the estimated uncollectible amounts.
[2]	Value Added Tax (VAT) and Goods and Services Tax (GST).
[3]	Other receivables consist of advances and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value.  Bad debt expense was less than $1 for the three and six months ended June 30, 2017.  Bad debt expense was less than $1 for the three and six months ended June 30, 2016.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Inventories

	June 30, 2017	December 31, 2016
Finished products	$589	$532
Semi-finished products	148	150
Raw materials, stores and supplies	311	285
Subtotal	1,048	967
Adjustment of inventories to LIFO basis	(200)	(200)
Total	$848	$767

Inventory values, before last-in, first-out (LIFO) adjustment, are generally determined by the average cost method, which approximates current cost.  Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $463 and $465 or 44% and 48% of inventories before the LIFO adjustments at June 30, 2017 and December 31, 2016, respectively.  The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 9. Property, Plant and Equipment, Net

Depreciation expense amounted to $68 and $136 for the three and six months ended June 30, 2017, respectively, and $73 and $138 for the three and six months ended June 30, 2016, respectively. Property, plant and equipment, net includes gross assets under capital leases of $5 at June 30, 2017 and December 31, 2016.

Note 10. Other Assets

	June 30, 2017	December 31, 2016
Capitalized repair and maintenance costs	$108	$145
Pension assets [1]	203	159
Deferred income taxes	35	41
Asset held for sale	—	29
Miscellaneous [2]	38	43
Total	$384	$417
[1]	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans. See Note 15 for futher information.
[2]

Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $11 and $13 as of June 30, 2017 and December 31, 2016, respectively, and company-owned life insurance policies on former key executives of a U.S. subsidiary.  The life insurance policies had a cash surrender value of $63 at June 30, 2017 and $61 at December 31, 2016, which are presented net of $62 and $61 in outstanding loans from the policy issuer, respectively.

Asset Held for Sale

In December 2016, in connection with a sale agreement entered into in January 2017 to sell the Company’s corporate headquarters building located in Wilmington, Delaware, the Company recorded an approximate $13 pre-tax impairment charge and classified the net book value of the building as an asset held for sale for the year ended December 31, 2016.  The Company completed the sale in April 2017 for net proceeds of $29, of which $13 was used to repay a portion of our senior secured term loans.  In connection with the sale, Chemours also entered into lease agreements to lease back a portion of the building beginning in April 2017.  In connection with the sale and leaseback transaction, we deferred a gain of $2 million.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Other Accrued Liabilities

	June 30, 2017	December 31, 2016
Compensation and other employee-related costs	$118	$154
Employee separation costs [1]	13	31
Accrued litigation [2]	331	344
Environmental remediation [2]	81	71
Income taxes	41	39
Customer rebates	55	53
Deferred revenue [3]	8	76
Accrued interest	25	21
Miscellaneous [4]	79	83
Total	$751	$872
[1]	Current portion of employee separation costs. See Note 3 for further information.
[2]

Current portions of accrued litigation and environmental remediation.  Accrued litigation includes PFOA MDL Settlement accruals of $320 and $335 as of June 30, 2017 and December 31, 2016, respectively.  See Note 13 for further discussion of accrued litigation and environmental remediation.

[3]	Deferred revenue as of June 30, 2017 and December 31, 2016 includes $0 and $58 in outstanding prepayments by DuPont for specified goods and services, respectively.
[4]	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, asset retirement obligations and other miscellaneous expenses.

Note 12. Debt

	June 30, 2017	December 31, 2016
Senior secured term loans:
Tranche B term loan due May 2022	$—	$1,372
Tranche B-1 Dollar Term Loan due May 2022	928	—
Tranche B-1 Euro Term Loan due May 2022 (€396 at June 30, 2017 and €0 at December 31, 2016)	450	—
Senior unsecured notes:
6.625% due May 2023	1,158	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at June 30, 2017 and December 31, 2016)	334	308
5.375% due May 2027	500	—
Capital lease obligations	3	3
Total	4,123	3,591
Less: Unamortized issue discounts	9	5
Less: Unamortized debt issuance costs	44	42
Less: Current maturities of long-term debt	14	15
Long-term debt, net	$4,056	$3,529

Senior Secured Credit Facilities

The credit agreement, as amended, provided for a seven-year senior secured term loans and a five-year $750 senior secured revolving credit facility (Revolving Credit Facility).  The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes.  No borrowings were outstanding under our Revolving Credit Facility at June 30, 2017 and December 31, 2016; however, Chemours had $104 and $132 in letters of credit issued and outstanding under this facility at June 30, 2017 and December 31, 2016, respectively.  The Revolving Credit Facility bears variable interest of a range based on our total net leverage ratio between (a) a 0.50% and 1.25% spread for base rate loans and (b) a 1.50% and 2.25% spread for LIBOR loans.  The applicable margins were 0.75% for base rate loans and 1.75% for LIBOR loans as of June 30, 2017. In addition, we are required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on our total net leverage ratio, between 0.20% and 0.35%.  As of June 30, 2017, commitment fees were assessed at a rate of 0.25% per annum.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

On April 3, 2017, the Company completed an amendment (April 2017 Amendment) to its credit agreement which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 (Euro Term Loan), and a new class of term loans, denominated in U.S. Dollars, in an aggregate principal amount of $940 (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the existing term loan (Prior Term Loan) outstanding as of March 31, 2017.  The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan.  The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modifies certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company.  All other provisions, including financial covenants, remain unchanged.  No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan will be subject to remeasurement gains or losses.  The Company recorded approximately $3 of loss on debt extinguishment and related amendment fees in the second quarter of 2017.  The effective interest rate on the Dollar Term Loan and Euro Term Loan were approximately 3.52% and 3.00%, respectively, for the quarter ended June 30, 2017.

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of: 3.50 to 1.00 each quarter through December 31, 2016; 3.00 to 1.00 through June 30, 2017; and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter.  In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours and its subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness.  The credit agreement also contains customary representations and warranties and events of default.  Chemours was in compliance with its debt covenants as of June 30, 2017.

Senior Unsecured Notes

On May 23, 2017, Chemours issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year.  The Company received net proceeds of approximately $489, net of issue discount of approximately $5 and underwriting fees and other related expenses of approximately $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes.  The proceeds from the 2027 Notes will be used for general corporate purposes, including the previously announced global settlement of the multi-district PFOA litigation, if finalized, as discussed in Note 13.  The offering of the 2027 Notes was registered under the Securities Act of 1933, as amended, under a registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission on May, 4, 2017.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the existing and future domestic subsidiaries that (a) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or (b) guarantees other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors.  The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Chemours may redeem the 2027 Notes, in whole or in part, equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027, and may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases.  Chemours is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Maturities

Chemours has required quarterly principal payments related to the senior secured term loans equivalent to 1.00% per annum through March 2022, with the balance due at maturity.  Term loan principal maturities, as amended, over the next five years are $7 for the remainder of 2017 and approximately $14 in each year from 2018 to 2021.  Debt maturities related to the New Term Loans and the Notes (collectively, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes) in 2022 and beyond will be $4,060.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Following the end of each fiscal year commencing on the year ended December 31, 2016, on an annual basis, the Company is also required to make additional principal repayments, depending on leverage levels as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below a 3.00 to 1.00 leverage target.  No principal repayments were required to be made in 2017 based upon the December 31, 2016 excess cash flow determined under the credit agreement.

Debt Fair Value

The fair values of the Dollar Term Loan, the Euro Term Loan, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes at June 30, 2017 were approximately $934, $455, $1,230, $817, $355 and $512, respectively.  The estimated fair values of the New Term Loans and the Notes are based on quotes received from third party brokers, and are classified as Level 2 in the fair value hierarchy.

Note 13. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of Chemours’ business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcomes of these various proceedings.  Except for the litigation specific to PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) for which a separate assessment is provided below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours’ consolidated financial position, results of operations or liquidity.  With respect to the litigation matters discussed below, including PFOA multi-district litigation (MDL), management’s estimate of the probability of loss in excess of the amounts accrued, if any, is addressed individually for each matter.  In the event that DuPont seeks indemnification for adverse trial rulings or outcomes for any such matter relating to PFOA, these indemnification claims could materially adversely affect Chemours’ financial condition, results of operations or liquidity.  Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation.  If and to the extent these disputes arise, they could materially adversely affect Chemours.

(a)	Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At June 30, 2017 and December 31, 2016, there were approximately 1,700 and 1,900 lawsuits pending, respectively, against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At June 30, 2017 and December 31, 2016, Chemours had an accrual of $41 related to this matter. Chemours reviews this estimate and related assumptions quarterly.  Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.

(b)	Benzene

In the separation, DuPont assigned its benzene docket to Chemours. At June 30, 2017 and December 31, 2016, there were 19 and 27 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners and reducers.

A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015.  Plaintiffs alleged that Mr. Hood’s Acute Myelogenous Leukemia was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers and thinners contained benzene that could cause

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

cancer or leukemia.  The jury found in the Plaintiffs’ favor, awarding $6.9 in compensatory damages and $1.5 in punitive damages.  In March 2016, acting on the Company’s motion, the court struck the punitive award.  Through DuPont, Chemours has filed an appeal on the remaining award based upon substantial errors made at the trial court level. Plaintiffs have filed a cross appeal.

Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure and other factors, a range of such losses cannot be reasonably estimated at this time.

(c)	PFOA

Prior to the fourth quarter of 2014, the performance chemicals segment of DuPont made PFOA at its Fayetteville, North Carolina plant and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and Shimizu, Japan.  These sites are now owned and/or operated by Chemours.

Chemours recorded accruals of $335 and $349 related to the PFOA matters discussed below at June 30, 2017 and December 31, 2016, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded accruals of approximately $320 and $335 at June 30, 2017 and December 31, 2016, respectively.  During the second quarter of 2017, we paid $15 of the PFOA MDL Settlement and we expect to pay the remaining amount accrued for the PFOA MDL Settlement in August 2017.

The accruals also include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory. A provisional health advisory level was set in 2009 at 0.4 parts per billion (ppb) that includes PFOA in drinking water.  In May 2016, the EPA announced a health advisory level of 0.07 ppb that includes PFOA in drinking water.  As a result, we recorded an additional $4 in the second quarter of 2016 based on management’s best estimate of the impact of the new health advisory level on the Company’s obligations to the EPA, which have expanded the testing and water supply commitments previously established.  Based on prior testing, the Company has initiated additional testing and treatment in certain additional locations in and around the Chambers Works and Washington Works plants.  The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

Drinking Water Actions

In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project. Chemours, through DuPont, funded a series of health studies which were completed in October 2012 by an independent science panel of experts (C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease.  The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis and diagnosed high cholesterol.

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. Through DuPont, Chemours is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, Chemours, through DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring has established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing and associated payments to service providers are being disbursed from the escrow account.  As of June 30, 2017, less than $1 has been disbursed from the escrow account related to medical monitoring.  While it is probable that the Company will incur costs related to the medical monitoring program

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users.  At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of June 30, 2017.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2017 and December 31, 2016, there were approximately 3,500 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of approximately 600 over year-end 2014.  These lawsuits are consolidated in an MDL in Ohio federal court.  In the third quarter of 2014, six plaintiffs from the MDL were selected for individual bellwether trials.

Litigation and Procedural Posture Prior to Stay of MDL Litigation

The six bellwether cases in the MDL were tried, resolved, appealed or otherwise addressed.  Two bellwether cases were tried to adverse verdicts, and three were settled for confidential amounts well below the incremental cost of preparing for trial and that were individually and in the aggregate immaterial to the Company. The final bellwether matter was removed from the bellwether group when it was determined that the plaintiff did not suffer from the alleged disease. Following the bellwethers, an additional case was tried to an adverse verdict and a fourth trial had commenced but was suspended when a settlement of the MDL was reached.

No other claims in the MDL have been settled or resolved during the period presented.  Chemours, through DuPont, denies the allegations in these lawsuits and will resume defending the matters vigorously should the settlement not proceed.

Settlement of MDL between DuPont and MDL Plaintiffs

On February 11, 2017, DuPont entered into an agreement in principle with plaintiffs’ counsel representing the MDL plaintiffs providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (MDL Settlement).  A final agreement was executed on March 31, 2017.  The total settlement amount is $670.7 in cash, half of which will be paid by Chemours and half paid by DuPont.  DuPont’s payment would not be subject to indemnification or reimbursement by Chemours, and Chemours accrued approximately $335 associated with this matter at December 31, 2016.  In exchange for payment of the total settlement amount, DuPont and Chemours will receive a complete release of all claims by the settling plaintiffs.  The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours.  At June 30, 2017, $15 of the MDL Settlement balance has been paid.  Chemours expects that the MDL Settlement will proceed to closure during the third quarter of 2017.  Judicial proceedings related to this action have been stayed pending finalization of the settlement.  If the MDL Settlement is terminated or otherwise does not proceed, additional lawsuits may go to trial.

Settlement between DuPont and Chemours Related to MDL

DuPont and Chemours have also agreed, subject to and following the completion of the MDL Settlement, to a limited sharing of potential future PFOA liabilities (indemnifiable losses, as defined in the separation agreement between DuPont and Chemours) for a period of five years. During that five-year period, Chemours would annually pay future PFOA liabilities up to $25 and, if such amount is exceeded, DuPont would pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess liabilities under the terms of the separation agreement. After the five-year period, this limited sharing agreement would expire, and Chemours’ indemnification obligations under the separation agreement would continue unchanged.  Chemours has also agreed that, upon the MDL Settlement becoming effective, it will not contest its liability to DuPont under the separation agreement for PFOA liabilities on the basis of ostensible defenses generally applicable to the indemnification provisions under the separation agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA liabilities. Chemours has, however, retained defenses as to whether any particular PFOA claim is within the scope of the indemnification provisions of the separation agreement.

Recent Developments – Centre Water

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed suit against numerous carpet manufacturers located in Dalton, Georgia and suppliers and former suppliers, including DuPont, in Alabama state court.  The complaint alleges

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

negligence, nuisance and trespass in the release of perfluorinated compounds, including PFOA, into a river leading to the town’s water source, and seeks compensatory and punitive damages.  Management believes that the probability of loss is remote.

PFOA Summary

Chemours has accrued $320 and $335 associated with the MDL Settlement at June 30, 2017 and December 31, 2016, respectively.  Chemours expects that the MDL Settlement will proceed to closure during the third quarter of 2017; however, if the MDL Settlement does not proceed, any cases stayed or additional lawsuits may go to trial. An adverse ruling at trial could result in our incurring additional costs and liabilities, which are difficult to estimate beyond accrued amounts and involve significant uncertainty due to the uniqueness of the individual MDL plaintiffs’ claims and the defenses to those claims, both as to potential liability and damages on an individual claim basis, and numerous unsettled legal issues, among other factors, such as general versus specific causation, lack of specific fact discovery allowed to date on vast majority of the cases, lack of validation of basic facts associated with plaintiffs and related claims and the three cases tried to verdict did not inform of the many salient facts and legal issues needed for assessment of the other cases.  The trials and appeals of the MDL matters can occur over the course of many years.  Significant unfavorable outcomes in a number of cases in the MDL could have a material adverse effect on Chemours’ consolidated financial position, results of operations or cash flows.

There could also be new lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. Any such new litigation could also result in Chemours incurring additional costs and liabilities.  Management believes it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time.

(d)	U.S. Smelter and Lead Refinery, Inc.

Five lawsuits, including two putative class actions, were filed against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Three of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, damages under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund) and damages under the Fair Housing Act. At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. DuPont has requested that Chemours defend and indemnify it, and Chemours has agreed to do so under a reservation of rights.  Management believes a loss is reasonably possible, but not estimable at this time.

Environmental

Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties.  Much of this liability results from CERCLA, the Resource Conservation and Recovery Act and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

At June 30, 2017 and December 31, 2016, the consolidated balance sheets included a liability relating to these matters of $278, which, in management’s opinion, is appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of ongoing maintenance and monitoring (OM&M) activities.  Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site.  These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties.  In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators.  For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required.  Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $480 above the amount accrued at June 30, 2017.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

For the six months ended June 30, 2017 and 2016, Chemours incurred environmental remediation expenses of $18 and $11, respectively.

Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the Company’s financial position, results of operations or cash flows at any given year, as such obligation can be satisfied or settled over many years.

Additionally, as reported in the press and noted in public statements by the Company, governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid GenX and certain similar compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. Nevertheless, to address community concerns, the Company has commenced capturing and separately disposing the wastewater containing such discharges. The Company is also cooperating with a variety of ongoing inquiries and investigations from federal, state and local investigators, regulators and other governmental authorities. It is possible that litigation will be filed against the Company and/or DuPont concerning discharges, although no lawsuits have been filed to date. The Company believes it would have valid defenses to any such litigation, including that the discharges did not impact the safety of drinking water or cause any injury. However, as these issues are in their early stages, it is not possible at this point to predict the timing, course or outcome of the governmental and regulatory inquiries and potential litigation, and it is possible that these matters could materially affect the Company’s results and operations. In addition, local communities, organizations and regulatory agencies have raised questions concerning GenX at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Note 14. Financial Instruments

Derivative Instruments

Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized.  These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge.  Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on its consolidated balance sheets.  No collateral has been required for these contracts.  All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income (expense), net in the consolidated statements of operations during the period in which they occurred.

At June 30, 2017, there were 22 foreign currency forward contracts outstanding with an aggregate gross notional value of $472.  Chemours recognized in other income (expense), net of the consolidated statements of operations net gains of $8 and $7 for the three and six months ended June 30, 2017, respectively, and a net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2016, respectively.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its Euro-denominated senior unsecured notes (Euro Notes) and, beginning in April 2017, also designated its new Euro Term Loan as a hedge of its net investments in certain of its international subsidiaries that use the Euro as functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar.  Chemours uses the spot method to measure the effectiveness of the net investment hedge. For each reporting period, the change in the carrying value of the Euro Notes and Euro Term Loan due to remeasurement of the effective portion are reported in accumulated other comprehensive loss on the consolidated balance sheets, and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income (expense), net in the consolidated statements of operations.  Chemours evaluates the effectiveness of its net investment hedge quarterly.  Chemours did not record any ineffectiveness for the three and six months ended June 30, 2017 and 2016.  The Company recognized a loss of $40 and $50 on its net investment hedges for the three and six months ended June 30, 2017, respectively.  The Company recognized a gain of $4 and a loss of $3 on its net investment hedges for the three and six months ended June 30, 2016, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2017	December 31, 2016
Asset derivatives
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$4	$2
Total asset derivatives		$4	$2
Liability derivatives
Foreign currency forward contracts	Other accrued liabilities	$(1)	$4
Total liability derivatives		$(1)	$4

We classify our foreign currency forward contracts as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

Note 15. Long-term Employee Benefits

The components of net periodic pension income for all significant pension plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net periodic pension cost (income):
Service cost	$3	$4	$7	$7
Interest cost	3	5	7	10
Expected return on plan assets	(17)	(17)	(34)	(33)
Amortization of actuarial loss	5	7	10	11
Amortization of prior service gain	—	—	—	(1)
Curtailment gain	—	(2)	—	(2)
Net periodic pension income	$(6)	$(3)	$(10)	$(8)

The net periodic pension income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company's employees.

The Company made cash contributions of $5 and $10 to its pension plans during the three and six months ended June 30, 2017 and expects to make additional cash contributions of $15 to its pension plans during the remainder of 2017.

Note 16. Stock-based Compensation

Total stock-based compensation cost included in the consolidated statements of operations was $9 and $15 for the three and six months ended June 30, 2017, respectively, and $5 and $10 for the three and six months ended June 30, 2016, respectively.  The income tax provision for the three and six months ended June 30, 2017 is inclusive of a $3 and $13 income tax benefit from windfalls on share-based payments, respectively, due to our adoption of ASU No. 2016-09 during 2017.

The Chemours Company Equity and Incentive Plan (Prior Plan) and The Chemours Company 2017 Equity and Incentive Plan (2017 Plan) provide for grants to certain employees, independent contractors or non-employee directors of the Company of different forms of awards, including stock options, RSUs and performance share units (PSUs).  The Prior Plan provided for DuPont equity awards that converted into new Chemours equity awards at the separation date.  The Prior Plan also had a maximum shares reserve of 13,500,000 for the grant of equity awards.  On April 26, 2017, stockholders approved the 2017 Plan.  As a result, no further grants will be made under the Prior Plan.  A total of 19,000,000 shares of Company common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Prior Plan, and 1.5 shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan.  Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as 1.5 shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms.  Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan.  As of June 30, 2017, 17,434,031 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually.

Stock Options

Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant.  The expense related to stock options granted in the six months ended June 30, 2017 was based on the weighted-average assumptions shown in the table below:

Six Months Ended June 30, 2017
Risk-free interest rate	2.14%
Expected term (years)	6.00
Volatility	44.49%
Dividend yield	0.35%
Fair value per stock option	$15.20

The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price.  A historical daily measurement of volatility is determined based on the average volatility of peer companies adjusted for the Company’s debt leverage.  The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted.  Expected life is determined using a simplified approach, calculated as the midpoint between the graded vesting period and the contractual life of the award.

The following table summarizes Chemours’ stock option activity for the six months ended June 30, 2017:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	7,969	$13.72	5.08	$66,668
Granted	685	34.81
Exercised	(1,629)	14.41
Forfeited	(34)	16.81
Expired	(17)	8.61
Outstanding, June 30, 2017	6,974	$15.63	5.44	$155,464
Exercisable, June 30, 2017	4,093	$14.02	2.98	$97,813

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter-end.  The amount changes based on the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the six months ended June 30, 2017 was $30.  In 2016, the total intrinsic value of options exercised for the year was approximately $7.

As of June 30, 2017, $10 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.38 years.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

RSUs

Chemours granted RSUs to key management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock.  The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs, both with and without a performance condition, as of June 30, 2017 are shown below:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	2,316	$11.23
Granted	186	35.48
Vested	(1,131)	11.23
Forfeited	(20)	14.30
Non-vested, June 30, 2017	1,351	$14.50

As of June 30, 2017, there was $9 of unrecognized stock-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted-average period of 1.00 year.

PSUs

Chemours issued PSUs to key senior management employees which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years.  Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals. The Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of approximately $2 and $3 for the three and six months ended June 30, 2017, respectively, and less than $1 for the three and six months ended June 30, 2016.

The following table provides compensation costs for stock-based compensation related to PSUs at 100% of target amounts:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	803	$6.10
Granted	208	40.07
Vested	—	—
Forfeited	(33)	14.89
Non-vested, June 30, 2017	978	$12.84

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions.  The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.  The per unit weighted-average fair value at the date of grant for PSUs granted during the three and six months ended June 30, 2017 was $47.64 and $40.07, respectively.  The fair value of each PSU grant is amortized monthly into compensation expense based on their respective vesting conditions over three annual measurement periods.  The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense.  As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As of June 30, 2017, based on the Company’s assessment of its performance goals for 2016 and 2017, approximately 450,000 additional shares may be awarded under the 2016 and 2017 grant awards.

Note 17. Segment Information

Chemours’ operations are classified into three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution and regulatory environments.  Chemours’ reportable segments are: Titanium Technologies, Fluoroproducts and Chemical Solutions.  Corporate costs and certain legal and environmental expenses that are not allocated to the reportable segments and foreign exchange gains and losses are reflected in Corporate and Other.

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

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) is the primary measure of segment profitability used by the Chief Operating Decision Maker and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net of the consolidated statement of operations;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Three Months Ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$729	$710	$149	$—	$1,588
Adjusted EBITDA	193	197	7	(36)	361
Depreciation and amortization	32	28	4	7	71

2016
Net sales to external customers	$596	$573	$214	$—	$1,383
Adjusted EBITDA	111	105	11	(40)	187
Depreciation and amortization	32	25	8	8	73

Six Months Ended June 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$1,375	$1,360	$289	$—	$3,024
Adjusted EBITDA	352	352	19	(76)	647
Depreciation and amortization	65	53	9	15	142

2016
Net sales to external customers	$1,117	$1,104	$459	$—	$2,680
Adjusted EBITDA	166	190	21	(62)	315
Depreciation and amortization	54	49	20	16	139

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following is a tabular reconciliation of consolidated income (loss) before income taxes to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$225	$(41)	$399	$28
Interest expense, net	55	50	106	106
Depreciation and amortization	71	73	142	139
Non-operating pension and other post-retirement employee benefit income	(10)	(7)	(18)	(14)
Exchange (gains) losses	(2)	14	(7)	20
Restructuring charges	6	9	18	27
Asset-related charges	2	63	2	63
Loss (gain) on sale of assets and businesses	2	1	(14)	(88)
Transaction costs [1]	2	12	2	15
Legal and other charges [2]	10	13	17	19
Adjusted EBITDA	$361	$187	$647	$315
[1]	Includes accounting, legal and bankers transaction fees incurred related to the Company's strategic initiatives.
[2]	Includes litigation settlements, water treatment accruals related to PFOA, employee separation costs and lease termination charges.

Note 18. Guarantor Condensed Consolidating Financial Information

The following guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the issuance of the Notes by The Chemours Company (Parent Issuer).  The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain subsidiaries (together, Guarantor Subsidiaries).  Each of the Guarantor Subsidiaries is 100% owned by the Company.  No other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, Non-Guarantor Subsidiaries).  The Guarantor Subsidiaries, excluding the Parent Issuer, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016;
•	the condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016; and
•	the condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016.

The condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in 100% owned subsidiaries.  Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes.  The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions.  The financial information in this footnote should be read in conjunction with the consolidated financial statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$983	$995	$(390)	$1,588
Cost of goods sold	—	790	753	(396)	1,147
Gross profit	—	193	242	6	441
Selling, general and administrative expense	12	123	32	(10)	157
Research and development expense	—	20	1	—	21
Restructuring and asset-related charges, net	—	6	—	—	6
Total expenses	12	149	33	(10)	184
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings of subsidiaries	189	—	—	(189)	—
Interest (expense) income, net	(56)	1	—	—	(55)
Intercompany interest income (expense), net	16	—	(16)	—	—
Other income (expense), net	7	29	(12)	(11)	13
Income before income taxes	144	74	191	(184)	225
(Benefit from) provision for income taxes	(17)	17	63	1	64
Net income	161	57	128	(185)	161
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$161	$57	$128	$(185)	$161
Comprehensive income attributable to Chemours	$207	$57	$206	$(263)	$207

	Three Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$956	$799	$(372)	$1,383
Cost of goods sold	—	840	648	(372)	1,116
Gross profit	—	116	151	—	267
Selling, general and administrative expense	5	138	36	(5)	174
Research and development expense	—	16	1	—	17
Restructuring and asset-related charges, net	—	69	(2)	—	67
Total expenses	5	223	35	(5)	258
Equity in (loss) earnings of affiliates	—	(3)	7	—	4
Equity in earnings of subsidiaries	5	—	—	(5)	—
Interest expense, net	(50)	—	—	—	(50)
Intercompany interest income (expense), net	14	2	(16)	—	—
Other income (expense), net	5	9	(17)	(1)	(4)
(Loss) income before income taxes	(31)	(99)	90	(1)	(41)
(Benefit from) provision for income taxes	(13)	(33)	15	8	(23)
Net (loss) income	(18)	(66)	75	(9)	(18)
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(18)	$(66)	$75	$(9)	$(18)
Comprehensive (loss) income attributable to Chemours	$(22)	$(66)	$67	$(1)	$(22)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,943	$1,889	$(808)	$3,024
Cost of goods sold	—	1,585	1,456	(816)	2,225
Gross profit	—	358	433	8	799
Selling, general and administrative expense	19	236	61	(15)	301
Research and development expense	—	38	2	—	40
Restructuring and asset-related charges, net	—	17	1	—	18
Total expenses	19	291	64	(15)	359
Equity in earnings of affiliates	—	—	17	—	17
Equity in earnings of subsidiaries	361	—	—	(361)	—
Interest (expense) income, net	(107)	—	1	—	(106)
Intercompany interest income (expense), net	32	—	(32)	—	—
Other income (expense), net	13	71	(20)	(16)	48
Income before income taxes	280	138	335	(354)	399
(Benefit from) provision for income taxes	(31)	22	94	2	87
Net income	311	116	241	(356)	312
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$311	$116	$240	$(356)	$311
Comprehensive income attributable to Chemours	$447	$117	$415	$(532)	$447

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,937	$1,520	$(777)	$2,680
Cost of goods sold	—	1,715	1,266	(769)	2,212
Gross profit	—	222	254	(8)	468
Selling, general and administrative expense	12	236	69	(10)	307
Research and development expense	—	38	2	—	40
Restructuring and asset-related charges (credits), net	—	87	(2)	—	85
Total expenses	12	361	69	(10)	432
Equity in (loss) earnings of affiliates	—	(3)	12	—	9
Equity in earnings of subsidiaries	81	—	—	(81)	—
Interest expense, net	(105)	(1)	—	—	(106)
Intercompany interest income (expense), net	29	3	(32)	—	—
Other income (expense), net	10	108	(22)	(7)	89
Income (loss) before income taxes	3	(32)	143	(86)	28
(Benefit from) provision for income taxes	(30)	(4)	24	5	(5)
Net income (loss)	33	(28)	119	(91)	33
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$33	$(28)	$119	$(91)	$33
Comprehensive income (loss) attributable to Chemours	$40	$(28)	$129	$(101)	$40

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$724	$805	$—	$1,529
Accounts and notes receivable - trade, net	—	368	626	—	994
Intercompany receivable	3	581	81	(665)	—
Inventories	—	333	556	(41)	848
Prepaid expenses and other	—	37	34	(2)	69
Deferred income taxes	—	—	—	—	—
Total current assets	3	2,043	2,102	(708)	3,440
Property, plant and equipment	—	6,259	2,029	—	8,288
Less: Accumulated depreciation	—	(4,372)	(1,014)	—	(5,386)
Property, plant and equipment, net	—	1,887	1,015	—	2,902
Goodwill and other intangible assets, net	—	154	14	—	168
Investments in affiliates	—	—	158	—	158
Investment in subsidiaries	3,821	—	—	(3,821)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	25	113	260	(14)	384
Total assets	$4,999	$4,197	$3,549	$(5,693)	$7,052
Liabilities and equity
Current liabilities:
Accounts payable	$—	$584	$401	$—	$985
Current maturities of long-term debt	14	—	—	—	14
Intercompany payable	340	81	244	(665)	—
Other accrued liabilities	25	601	125	—	751
Total current liabilities	379	1,266	770	(665)	1,750
Long-term debt, net	4,053	3	—	—	4,056
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	85	88	(14)	159
Other liabilities	—	412	103	—	515
Total liabilities	4,432	1,766	2,111	(1,829)	6,480
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	567	2,431	1,433	(3,864)	567
Non-controlling interests	—	—	5	—	5
Total equity	567	2,431	1,438	(3,864)	572
Total liabilities and equity	$4,999	$4,197	$3,549	$(5,693)	$7,052

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$224	$678	$—	$902
Accounts and notes receivable - trade, net	—	299	508	—	807
Intercompany receivable	3	1,050	46	(1,099)	—
Inventories	—	341	476	(50)	767
Prepaid expenses and other	—	38	32	7	77
Total current assets	3	1,952	1,740	(1,142)	2,553
Property, plant and equipment, net	—	6,136	1,861	—	7,997
Less: Accumulated depreciation	—	(4,285)	(928)	—	(5,213)
Property, plant and equipment, net	—	1,851	933	—	2,784
Goodwill and other intangible assets, net	—	156	14	—	170
Investments in affiliates	—	—	136	—	136
Investment in subsidiaries	3,258	—	—	(3,258)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	13	178	226	—	417
Total assets	$4,424	$4,137	$3,049	$(5,550)	$6,060
Liabilities and equity
Current liabilities:
Accounts payable	$—	$573	$311	$—	$884
Current maturities of long-term debt	15	—	—	—	15
Intercompany payable	762	46	291	(1,099)	—
Other accrued liabilities	21	718	133	—	872
Total current liabilities	798	1,337	735	(1,099)	1,771
Long-term debt, net	3,526	3	—	—	3,529
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	59	73	—	132
Other liabilities	—	428	96	—	524
Total liabilities	4,324	1,827	2,054	(2,249)	5,956
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	100	2,310	991	(3,301)	100
Non-controlling interests	—	—	4	—	4
Total equity	100	2,310	995	(3,301)	104
Total liabilities and equity	$4,424	$4,137	$3,049	$(5,550)	$6,060

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(61)	$152	$133	$—	$224
Investing activities
Purchases of property, plant and equipment	—	(114)	(24)	—	(138)
Proceeds from sales of assets and businesses, net	—	38	—	—	38
Intercompany investing activities	—	422	—	(422)	—
Foreign exchange contract settlements, net	—	2	—	—	2
Cash provided by (used for) investing activities	—	348	(24)	(422)	(98)
Financing activities
Proceeds from the issuance of debt, net	494	—	—	—	494
Intercompany short-term borrowing repayments, net	(422)	—	—	422	—
Debt repayments	(20)	—	—	—	(20)
Dividends paid	(11)	—	—	—	(11)
Debt issuance costs	(6)	—	—	—	(6)
Proceeds from issuance of stock options	26	—	—	—	26
Cash provided by financing activities	61	—	—	422	483
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Increase in cash and cash equivalents	—	500	127	—	627
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$724	$805	$—	$1,529

	Six Months Ended June 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(86)	$(48)	$97	$163	$126
Investing activities
Purchases of property, plant and equipment	—	(95)	(73)	—	(168)
Proceeds from sales of assets and businesses, net	—	150	—	—	150
Intercompany investing activities	—	(28)	—	28	—
Cash provided by (used for) investing activities	—	27	(73)	28	(18)
Financing activities
Intercompany short-term borrowings, net	191	—	—	(191)	—
Debt repayments	(92)	(3)	—	—	(95)
Dividends paid	(11)	—	—	—	(11)
Deferred financing fees	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	86	(3)	—	(191)	(108)
Effect of exchange rate changes on cash and cash equivalents	—	—	17	—	17
(Decrease) increase in cash and cash equivalents	—	(24)	41	—	17
Cash and cash equivalents at beginning of the period	—	95	271	—	366
Cash and cash equivalents at end of the period	$—	$71	$312	$—	$383

The Chemours Company

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us” and “our” refer to The Chemours Company and its consolidated subsidiaries.  References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties.  Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact.  The words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project” and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized.  Forward-looking statements also involve risks and uncertainties, many of which are beyond Chemours’ control.  Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business.  The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in the Forward-Looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2016.  The Company assumes no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

Chemours is a leading global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial and mining. Principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide and performance chemicals and intermediates.

Chemours manages and reports operating results through three reportable segments: Titanium Technologies, Fluoroproducts and Chemical Solutions. Our position with each of these businesses reflects the strong value proposition we provide to our customers based on our long history and reputation in the chemical industry for safety, quality and reliability.

Transformation Plan

After the separation from DuPont in 2015, Chemours announced a plan to transform the Company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments and enhancing its organization. Chemours expects the transformation plan to deliver $500 million of incremental adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) improvement over 2015 through 2017 based on our anticipated cost reduction and growth initiatives. We expect cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives will also improve our pre-tax earnings by similar amounts.  Through year-end 2016, we realized approximately $200 million in cost savings, and we continue to implement additional cost reduction initiatives in order to realize our target additional structural costs savings of approximately $150 million through 2018.  These improvements will be partially offset by the impact of divestitures completed during 2016, unfavorable price and mix of other products and may also be impacted by market factors and other costs to achieve our plans.  Results of our transformation actions are further discussed in the Results of Operations, Segment Reviews and Outlook sections of this MD&A and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Chemours Company

Recent Developments

In May 2017, we completed an offering (Offering) of $500 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2027.  We will use the net proceeds of the Offering for general corporate purposes, including our portion of the global settlement of the PFOA MDL Settlement litigation between DuPont and the plaintiffs, which is expected to be paid in August 2017.  Details of the Offering are discussed further in the Credit Facilities and Notes section within Liquidity and Capital Resources of this MD&A.  Details of the PFOA MDL Settlement are discussed further in Note 13 to the Interim Consolidated Financial Statements in Item 1.

In April 2017, we completed the sale of our corporate headquarters building located in Wilmington, Delaware for net proceeds of $29 million.  We used $13 million of the net proceeds from this sale to repay a portion of our outstanding term loans in accordance with the credit agreement, as amended.  Also, in connection with the sale, we entered into lease agreements to lease back a portion of the building beginning in April 2017.  In connection with the sale and leaseback transaction, we deferred a gain of $2 million.

Also, in April 2017, we entered into an amendment to our existing credit agreement to provide a new class of term loans denominated in Euros and U.S. Dollars, in an aggregate principal amount of €400 million and $940 million, respectively.  The proceeds from the new class of term loans were used to repay in full the existing senior secured term loan outstanding of approximately $1.4 billion.  No incremental debt was issued as a result of the amendment.  Details of the amendment are discussed further in the Credit Facilities and Notes section within Liquidity and Capital Resources of this MD&A.

Our Second Quarter 2017 Results and Business Highlights

Net sales for the three months ended June 30, 2017 were $1.6 billion, representing an increase of 15% from $1.4 billion for the three months ended June 30, 2016.  Net sales for the six months ended June 30, 2017 were $3.0 billion, representing an increase of 13% from $2.7 billion for the six months ended June 30, 2016.

We recognized net income attributable to Chemours of $161 million and $311 million for the three and six months ended June 30, 2017, respectively.  We recognized a net loss attributable to Chemours of $18 million and net income attributable to Chemours of $33 million for the three and six months ended June 30, 2016, respectively.

Our Adjusted EBITDA was $361 million and $647 million for the three and six months ended June 30, 2017, respectively, compared with $187 million and $315 million for the three and six months ended June 30, 2016, respectively.  Our results for the periods presented reflect increased pricing and volume in our Titanium Technologies segment, increased volume for Opteon™ and other fluoropolymers products in our Fluoroproducts segment and increased volume in our Chemical Solutions segment.  Increases in pricing and volume across the segments were partially offset by the impact of portfolio changes in our Chemical Solutions segment as well as higher costs for transformation activities and performance-related compensation.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net sales	$1,588	$1,383	$3,024	$2,680
Cost of goods sold	1,147	1,116	2,225	2,212
Gross profit	441	267	799	468
Selling, general and administrative expense	157	174	301	307
Research and development expense	21	17	40	40
Restructuring and asset-related charges, net	6	67	18	85
Total expenses	184	258	359	432
Equity in earnings of affiliates	10	4	17	9
Interest expense, net	(55)	(50)	(106)	(106)
Other income (expense), net	13	(4)	48	89
Income (loss) before income taxes	225	(41)	399	28
Provision for (benefit from) income taxes	64	(23)	87	(5)
Net income (loss)	161	(18)	312	33
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$161	$(18)	$311	$33

The Chemours Company

Net Sales

Net sales for the three months ended June 30, 2017 were $1.6 billion, representing an increase of 15% from $1.4 billion for the three months ended June 30, 2016.  Net sales for the six months ended June 30, 2017 were $3.0 billion, representing an increase of 13% from $2.7 billion for the six months ended June 30, 2016.

The increase in net sales for the three months ended June 30, 2017 reflects increased pricing in our Titanium Technologies segment of approximately 7%, as well as increases in volume across all three of our segments of approximately 15%.  These increases were partially offset by the impact of portfolio changes in our Chemical Solutions segment of 6% and foreign currency exchange rate changes of 1%.  The increase in net sales for the six months ended June 30, 2017 reflects increased pricing in our Titanium Technologies segment of approximately 6%, as well as increases in volume across all three of our segments of approximately 14%.  These increases were partially offset by the impact of portfolio changes in our Chemical Solutions segment of 7%.

The following table shows the impact of price, volume, currency and portfolio changes on net sales for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016:

Change in net sales from prior period	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Price	7%	6%
Volume	15%	14%
Currency	(1)%	—%
Portfolio / other	(6)%	(7)%
Total change	15%	13%

For a detailed discussion of net sales, see the Segment Reviews section of this MD&A.

Cost of goods sold

Cost of goods sold (COGS) increased by $31 million, or 3%, and $13 million, or 1%, for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  The increase in COGS during the three and six months ended June 30, 2017 was primarily driven by increases in volume, as well as costs associated with transformation activities.  Additionally, performance-related compensation increased COGS by approximately $10 million during the three and six months ended June 30, 2017 when compared with the same periods in 2016.  These increases were partially offset by the impact of portfolio changes in our Chemical Solutions segment.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense decreased by $17 million, or 10%, to $157 million for the three months ended June 30, 2017 when compared with $174 million for the three months ended June 30, 2016.  The decrease in SG&A expense was primarily attributable to a reduction in management and administrative expense, as well as timing of legal fees.  Further, during the three months ended June 30, 2016, we incurred $12 million of pre-sale transaction costs associated with the sale of our Sulfur and Clean & Disinfectant (C&D) businesses, which did not recur in 2017.  These decreases were partially offset by additional charges of $19 million related to transformation activities.

SG&A expense decreased by $6 million, or 2%, to $301 million for the six months ended June 30, 2017 when compared with $307 million for the six months ended June 30, 2016.  The decrease in SG&A expense for the six months ended June 30, 2017 was primarily attributable to a reduction in management and administrative expense.  Further, during the six months ended June 30, 2016, we incurred $15 million of pre-sale transaction costs associated with the sale of our Sulfur and C&D businesses, which did not recur in 2017.  These decreases were partially offset by additional charges of $27 million for transformation activities and $6 million of additional performance-related compensation accruals during the six months ended June 30, 2017.

Research and development expense

Research and development (R&D) expense increased by $4 million, or 24%, to $21 million for the three months ended June 30, 2017 when compared with $17 million for the three months ended June 30, 2016.  R&D expense for the six months ended June 30, 2017 and 2016 remained constant at $40 million.  The increase in R&D expense for the three months ended June 30, 2017 was driven primarily by performance-related compensation during the period.

The Chemours Company

Restructuring and asset-related charges, net

During the three and six months ended June 30, 2017, we recorded pre-tax charges of $6 million and $18 million for restructuring and asset-related charges, net, respectively, compared with $67 million and $85 million for the three and six months ended June 30, 2016, respectively.  Our 2017 charges primarily represent decommissioning and other charges associated with the production shutdown at our Reactive Metals Solutions (RMS) facility in Niagara Falls, New York.

Charges for the three months ended June 30, 2016 consist primarily of $9 million related to our Edge Moor, Delaware manufacturing plant decommission and dismantling activities and a $58 million pre-tax impairment loss associated with the sale of our Sulfur business.  Charges for the six months ended June 30, 2016 consist primarily of $18 million related to our Edge Moor manufacturing plant decommission and dismantling activities, $7 million related to decommissioning activities of certain product lines in our Fluoroproducts segment and a $58 million pre-tax impairment loss associated with the sale of our Sulfur business.

For details related to restructuring and asset-related charges, net, see Note 3 to the Interim Consolidated Financial Statements in Item 1.

Interest expense, net

We incurred interest expense of $55 million and $106 million for the three and six months ended June 30, 2017, respectively, compared with $50 million and $106 million for the three and six months ended June 30, 2016, respectively.

Interest expense increased by approximately $5 million for the three months ended June 30, 2017 primarily due to the issuance of the May 2027 Notes.

Other income (expense), net

We recognized other income of $13 million and $48 million for the three and six months ended June 30, 2017, respectively, compared with other expense of $4 million and other income of $89 million for the three and six months ended June 30, 2016, respectively.  The increase for the three months ended June 30, 2017 was primarily driven by a $2 million foreign exchange gain during the quarter, compared to a $14 million loss for the three months ended June 30, 2016.  The decrease for the six months ended June 30, 2017 was primarily due to an $89 million gain from the sale of our aniline facility in Beaumont, Texas to the Dow Chemical Company in the first quarter of 2016, which did not recur in 2017.  The decrease for the six months ended June 30, 2017 was partially offset by a $7 million foreign exchange gain during the quarter compared to a $20 million loss for the three months ended June 30, 2016.

For additional details on other income (expense), net and foreign currency forward contracts, see Note 4 and Note 14 to the Interim Consolidated Financial Statements in Item 1, respectively.

Provision for income taxes

For the three months ended June 30, 2017 and 2016, Chemours recorded a provision for income tax of $64 million and an income tax benefit of $23 million, respectively, resulting in an effective income tax rate of 28% and 56%, respectively.  For the six months ended June 30, 2017 and 2016, Chemours recorded a provision for income tax of $87 million and an income tax benefit of $5 million, respectively, resulting in an effective tax rate of 22% and negative 18%, respectively.

The income tax provision for the three and six months ended June 30, 2017 is inclusive of a $3 million and $13 million income tax benefit from windfalls on share-based payments, respectively, due to our adoption of ASU No. 2016-09 during 2017.  The remaining change in the effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings as well as the impact of the additional valuation allowance on U.S. foreign tax credits of approximately $9 million and $14 million for the three and six months ended June 30, 2017, respectively, from which the Company does not expect to benefit from in the current year.

Segment Reviews

The following table represents Chemours’ total consolidated Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Titanium Technologies	$193	$111	$352	$166
Fluoroproducts	197	105	352	190
Chemical Solutions	7	11	19	21
Corporate and Other	(36)	(40)	(76)	(62)
Total	$361	$187	$647	$315

The Chemours Company

Corporate costs and certain legal and environmental expenses that are not allocated to the segments are reflected in Corporate and Other.  The decrease of $4 million in Corporate and Other costs for the three months ended June 30, 2017 when compared with the same period in 2016 reflects timing of legal costs.  The increase of $14 million in Corporate and Other costs for the six months ended June 30, 2017 when compared with the same period in 2016 relates to higher performance-related compensation expense and higher first quarter legal costs.

Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the component of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net of the consolidated statement of operations;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Chemours for the three and six months ended June 30, 2017 and 2016 is included in the Non-GAAP Financial Measures in this Item 2 and in Note 17 to the Interim Consolidated Financial Statements in Item 1.

Titanium Technologies

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$729	$596	$1,375	$1,117
Adjusted EBITDA	193	111	352	166
Adjusted EBITDA margin	26%	19%	26%	15%

Change in segment net sales from prior period	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Price	15%	15%
Volume	8%	9%
Currency	(1)%	(1)%
Portfolio / other	—%	—%
Total change	22%	23%

Segment Net Sales:  Net sales increased by 22% and 23% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  For the three months ended June 30, 2017, 15% of the increase in net sales was primarily attributable to improved price and 8% of the increase was attributable to higher demand.  For the six months ended June 30, 2017, 15% of the increase in net sales was primarily attributable to improved price and 9% of the increase was attributable to higher demand.  These increases were slightly offset by unfavorable foreign currency impacts for the three and six months ended June 30, 2017.

Adjusted EBITDA and Adjusted EBITDA Margin:  Adjusted EBITDA increased by 74% and 112% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  Our Adjusted EBITDA margin increased by 7% and 11% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to the aforementioned increases in price and volume.  The increases were partially offset by higher costs primarily related to transformation activities and performance-related compensation.

The Chemours Company

Fluoroproducts

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$710	$573	$1,360	$1,104
Adjusted EBITDA	197	105	352	190
Adjusted EBITDA margin	28%	18%	26%	17%

Change in segment net sales from prior period	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Price	1%	—%
Volume	23%	23%
Currency	—%	—%
Portfolio / other	—%	—%
Total change	24%	23%

Segment Net Sales:  Net sales increased by 24% and 23% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  The increase in net sales for the three and six months ended June 30, 2017 was primarily attributable to continuing solid demand for Opteon™ refrigerant in the U.S. and Europe as well as increases in demand for our fluoropolymer products, leading to volume increases of 23% over the same periods in 2016.  Additionally, price increases improved net sales by 1% for the three months ended June 30, 2017 when compared with the same period in 2016.

Adjusted EBITDA and Adjusted EBITDA Margin: Adjusted EBITDA increased by 88% and 85% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  Our Adjusted EBITDA margin increased by 10% and 9% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to the aforementioned volume increases, which were partially offset by higher costs related to transformation activities and performance-related compensation.

Chemical Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$149	$214	$289	$459
Adjusted EBITDA	7	11	19	21
Adjusted EBITDA margin	5%	5%	7%	5%

Change in segment net sales from prior period	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Price	1%	1%
Volume	9%	5%
Currency	—%	—%
Portfolio / other	(40)%	(43)%
Total change	(30)%	(37)%

Segment Net Sales:  Net sales decreased by 30% and 37% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  The decrease in net sales for the three and six months ended June 30, 2017 was primarily attributable to portfolio changes resulting from the sale of our aniline facility in Beaumont and our C&D and Sulfur businesses, as well as the production shutdown at our RMS facility in Niagara Falls, which collectively represented a decrease in net sales of 40% and 43% when compared with the three and six months ended June 30, 2016, respectively.  The decrease in net sales was offset by volume increases of 9% and 5% and modest price increases in the remaining segment for the three and six months ended June 30, 2017, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin:  Adjusted EBITDA decreased by 36% and 10% for the three and six months ended June 30, 2017, respectively, when compared with the same periods in 2016.  Our Adjusted EBITDA margin remained consistent at 5% for the three months ended June 30, 2017 and 2016 and increased by 2% for the six months ended June 30, 2017 when compared with the six months ended June 30, 2016.  The changes in Adjusted EBITDA and Adjusted EBITDA margin are

The Chemours Company

primarily attributable to portfolio changes and other cost reduction initiatives, including the production shutdown at our RMS facility in Niagara Falls.

2017 Outlook

For the remainder of the year, we continue to anticipate that the Company’s revenue and earnings performance will remain strong.  We expect to deliver full-year Adjusted EBITDA improvement, with similar pre-tax income improvement, substantially in line with our transformation goals.  We are committed to delivering additional structural cost savings of approximately $150 million and we continue to implement certain initiatives in order to realize our target cost savings, which are expected to be fully realized in 2018.  We also expect to generate breakeven free cash flow for the full-year 2017, including payments relating to the PFOA MDL Settlement.  Our outlook reflects our current visibility and expectations on market factors, such as currency movements, TiO2 pricing, end-market demand and seasonality.

Liquidity and Capital Resources

Chemours’ primary source of liquidity is cash generated from operations, available cash and borrowings under debt financing arrangements.  We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to selectively invest for growth to enhance our portfolio including certain strategic capital investments, return cash to shareholders through dividend payments and possible share repurchases in the future and maintain appropriate leverage by using free cash flow to repay outstanding borrowings. Subject to approval, we may raise additional capital or borrowings from time to time. However, there can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materiality impacted by market conditions.

Over the next 12 months, Chemours expects to have significant interest, capital expenditures, PFOA MDL Settlement, restructuring and dividend payments.  We expect to fund these payments through cash generated from operations, available cash and borrowings.  We anticipate that our operations and existing debt financing arrangements will provide sufficient liquidity over the next 12 months.  Availability under our Revolving Credit Facility, which is discussed further in the Credit Facilities and Notes section of this MD&A, is subject to the last 12 months of our consolidated EBITDA, as defined under the credit agreement.

As of June 30, 2017 and December 31, 2016, we had $805 million and $678 million, respectively, of cash and cash equivalents on our consolidated balance sheets held by our foreign subsidiaries, all of which is readily convertible into currencies used in our operations, including the U.S. Dollar.  Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures.  At June 30, 2017 and December 31, 2016, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside of the U.S.  No deferred tax liabilities have been recognized with regard to the $805 million and $678 million of cash and cash equivalents held by our foreign subsidiaries as of June 30, 2017 and December 31, 2016, respectively, as well as our undistributed earnings.  The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution.  Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash provided by operating activities	$224	$126
Cash used for investing activities	(98)	(18)
Cash provided by (used for) financing activities	483	(108)

Operating Activities

Cash provided by operating activities increased by $98 million for the six months ended June 30, 2017 when compared with the same period in 2016.  Excluding the advance payment of $190 million from Dupont, total cash provided by operating activities improved by $229 million, primarily due to favorable increases in our operating results for the six months ended June 30, 2017 when compared with the same period in 2016.  As of June 30, 2017, all of the advance payment from DuPont had been utilized.

Investing Activities

Cash used for investing activities increased by $80 million for the six months ended June 30, 2017 when compared with the same period in 2016.  Cash used for investing activities for the six months ended June 30, 2017 primarily related to capital expenditures of

The Chemours Company

$138 million during the period, offset by net proceeds received from the sale of our corporate headquarters building in Wilmington for $29 million and the sale of our manufacturing plant in Edge Moor for $9 million.  Cash used for investing activities for the six months ended June 30, 2016 primarily related to capital expenditures of $168 million during the period, offset by net proceeds from the sale of our aniline facility in Beaumont for $140 million.  Our capital expenditures for the six months ended June 30, 2017 decreased by $30 million when compared with the same period in 2016, primarily due to lower spending with the completion of our Altamira, Mexico plant expansion in April 2016.

We expect our full year capital expenditures in 2017 to be between $400 million and $450 million, which exceeds our annual capital expenditures in 2016, primarily due to expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas and our Mining Solutions expansion, which began in June 2017.

Financing Activities

Cash provided by financing activities was $483 million for the six months ended June 30, 2017.  In May 2017, we issued a $500 million aggregate principal amount of 5.375% senior unsecured notes due May 2027.  Net proceeds from this issuance amounted to $489 million, which is net of an issue discount of $5 million and underwriting fees and other related expenses of $6 million.

During the six months ended June 30, 2017, consistent with the same period in 2016, we made the quarterly required repayments on our senior secured term loans equivalent to 1% per annum of the original principal, which amounted to $7 million.  In addition, we used $13 million of the net proceeds received from the sale of our corporate headquarters building in Wilmington to repay a portion of the senior secured term loans.  Further, we declared and paid approximately $11 million of dividends to our shareholders, which was equivalent to $0.06 per share.  These cash payments were offset by cash receipts of $26 million for stock options exercised during the first half of 2017.  No similar stock options were exercised through the first half of 2016.

Current Assets

(Dollars in millions)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$1,529	$902
Accounts and notes receivable - trade, net	994	807
Inventories	848	767
Prepaid expenses and other	69	77
Total current assets	$3,440	$2,553

Accounts and notes receivable - trade, net at June 30, 2017 increased by $187 million compared with December 31, 2016 primarily due to higher sales in the second quarter of 2017 over the fourth quarter of 2016 and favorable currency translation impact of approximately $15 million.

Inventories at June 30, 2017 increased by $81 million compared with December 31, 2016 due to inventory build for increasing sales demand, primarily in the Titanium Technologies segment, and favorable currency translation impact of approximately $16 million.

Current Liabilities

(Dollars in millions)	June 30, 2017	December 31, 2016
Accounts payable	$985	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	751	872
Total current liabilities	$1,750	$1,771

As of June 30, 2017, accounts payable increased by $101 million compared with December 31, 2016 due to higher inventories and timing of payments to vendors.

Other accrued liabilities decreased by $121 million compared with December 31, 2016 due to utilization of the DuPont prepayment of approximately $58 million, severance payments of approximately $21 million, payment of the PFOA MDL Settlement in May 2017 for $15 million and payment of performance-related compensation in March 2017.

The Chemours Company

Credit Facilities and Notes

Our credit agreement, as amended, includes a seven-year senior secured term loan and a five-year $750 million senior secured revolving credit facility (Revolving Credit Facility).  The proceeds of loans made under the Revolving Credit Facility can be used to finance capital expenditures, acquisitions, working capital needs and for other general corporate purposes.  Availability under the Revolving Credit Facility is subject to certain covenant limitations.  At June 30, 2017, the facility had a full borrowing capacity of $750 million, from which we had $104 million of letters of credit issued and outstanding under this facility.

On April 3, 2017, we completed an amendment (April 2017 Amendment) to our credit agreement which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 million (Euro Term Loan), and a new class of term loans, denominated in U.S. Dollars, in an aggregate principal amount of $940 million (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the existing term loan (Prior Term Loan) outstanding of approximately $1.4 billion.  The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan.  The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modifies certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company. All other provisions, including financial covenants, remain unchanged.  No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan will be subject to remeasurement gains or losses.  We recorded approximately $3 million of loss on debt extinguishment and related amendment fees in the second quarter of 2017.

The credit agreement, as amended, contains financial covenants which, solely with respect to the Revolving Credit Facility, require us not to exceed a maximum senior secured net leverage ratio of: 3.50 to 1.00 each quarter through December 31, 2016; 3.00 to 1.00 through June 30, 2017; and further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter.  In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict us and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness.  The credit agreement also contains customary representations and warranties and events of default.  The senior secured credit facilities and the Notes (collectively, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes) contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours.  We were in compliance with our debt covenants as of June 30, 2017.

In the event of default under the Revolving Credit Facility, our lenders under the Revolving Credit Facility can terminate their commitments thereunder, cease making further revolving loans and accelerate outstanding revolving loans.  This would allow the lenders under the Revolving Credit Facility to declare the outstanding term loans to be immediately due and payable and to institute foreclosure proceedings against the collateral securing the credit facility, which could force us into bankruptcy or liquidation.  Any event of default or declaration of acceleration under the credit agreement also may result in an event of default under the indentures governing the Notes.  Any such default, event of default or declaration of acceleration could materially and adversely affect our results of operations and financial condition. Please see the section titled Risks Related to Our Indebtedness of the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional detail.

For the remainder of 2017, under the April 2017 Amendment, we are required to make principal payments related to the New Term Loans of approximately $7 million and approximately $14 million in each year from 2018 to 2021.  Debt maturities related to the New Term Loans and the Notes in 2022 and beyond will be $4,060 million.  In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, on an annual basis, we are also required to make additional principal repayments, depending on our leverage level as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below the 3.00 to 1.00 leverage target at the end of each fiscal year.  No principal repayments were required to be made in 2017 based upon the December 31, 2016 excess cash flow determined under the credit agreement.  See Note 12 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our indebtedness.

On May 23, 2017, Chemours issued a $500 million aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year.  The Company received net proceeds of approximately $489 million, net of issue discount of approximately $5 million and underwriting fees and other related expenses of approximately $6 million, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. The proceeds from the 2027 Notes will be used for general corporate purposes, including the previously announced PFOA MDL Settlement, if finalized.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the existing and future domestic subsidiaries that (a) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or

The Chemours Company

(b) guarantees other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100 million. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Chemours may redeem the 2027 Notes, in whole or in part, equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027 and may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases.  Chemours is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Supplier Financing

In 2015, we entered into a global paying services agreement with a financial institution. Under this agreement, the financial institution acts as the paying agent for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreement allows our suppliers to sell their receivables to the financial institution at the discretion of both parties on terms that are negotiated between them. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2017, the payment instructions from Chemours were $175 million.  Pursuant to their agreement with the financial institution, certain suppliers may elect to get paid early at their discretion. The available capacity under this program can vary based on the number of investors participating in this program at any point in time.

Contractual Obligations

During the quarter ended June 30, 2017, the Company completed the April 2017 Amendment to its credit agreement, providing for the Euro Term Loan, a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 million and the Dollar Term Loan, a new class of term loans, denominated in U.S. Dollars, in an aggregate principal amount of $940 million. The New Term Loans replaced in full the Prior Term Loan outstanding of approximately $1.4 billion, and no incremental debt was incurred as a result of the April 2017 Amendment.  Also, in May 2017, the Company issued the 2027 Notes, a $500 million aggregate principal amount of 5.375% senior unsecured notes due May 2027.  Both transactions are further described in the Credit Facilities and Notes section of this MD&A.

Due to the updated terms of these financing arrangements, information related to the Company’s total debt-related contractual obligations is shown below.  Interest rates and foreign exchange rates reflect the prevailing rates as of June 30, 2017.

		Payments Due In
(Dollars in millions)	Total at June 30, 2017	Remainder of 2017	2018 - 2019	2020 - 2021	2022 and Beyond
Long-term debt obligations	$4,123	$7	$29	$27	$4,060
Interest payments on long-term debt obligations	1,493	109	445	443	496
Off Balance Sheet Arrangements

Information with respect to Chemours’ guarantees is included Note 20 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016.  Historically, Chemours has not made significant payments to satisfy guarantee obligations; however, Chemours believes it has the financial resources to satisfy these guarantees in the event required.  Remaining guarantees outstanding as of June 30, 2017 were insignificant.

Critical Accounting Policies and Estimates

Chemours’ significant accounting policies are described in Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates and Note 3 to the Consolidated Financial Statements in our Annual Report on Form 10-K.  There have been no material changes to our critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Chemours Company

Recent Accounting Pronouncements

See Note 2 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for discussions of recent accounting pronouncements.

Environmental Matters

Consistent with our Chemours values and our Environment, Health and Safety Policy, Chemours is committed to preventing releases to the environment at our manufacturing sites to keep our people and communities safe and to be good stewards of the environment.  Chemours is also subject to environmental laws and regulations relating to the protection of the environment.  We believe that, as a general matter, our policies, standards and procedures are properly designed to prevent unreasonable risk of harm to people and the environment, and that our handling, manufacture, use and disposal of hazardous substances are in accordance with applicable environmental laws and regulations.

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

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state, federal and foreign laws.  These laws require certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed.  At June 30, 2017 and December 31, 2016, we recorded environmental remediation accruals of $278 million, which, in management’s opinion, is appropriate based on existing facts and circumstances.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase to the active clean-up phase, and as construction is completed at active clean-ups, those sites move to the ongoing maintenance and monitoring (OM&M) or closure phase.  As final clean-ups for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time.  The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities.  Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site.  These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties.  In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators.  For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required.  Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $480 million above the amount accrued at June 30, 2017.  In general, uncertainty is greatest and the range of potential liability is widest in the investigation phase, and narrows over time as regulatory agencies approve site remedial plans, uncertainty is reduced and, ultimately, sites move into OM&M, where needed.  As more sites advance from investigation to active clean-up to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

Some remediation sites will achieve site closure and will require no further action to protect people and the environment and comply with laws and regulations.  At certain sites, we expect that there will continue to be some level of remediation activity due to ongoing monitoring and/or operations and maintenance of remedial systems.  In addition, portfolio changes such as an acquisition or divestiture or notification as a potentially responsible party for a multi-party Superfund site could result in additional remediation activity and potentially additional accrual.

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

The Chemours Company

While there are many remediation sites that contribute to the total environmental remediation accrual, the following sites are among the most significant:

(Dollars in millions)	June 30, 2017	December 31, 2016
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	24	24
East Chicago, Indiana	20	20
Pompton Lakes, New Jersey	75	77
USS Lead, East Chicago, Indiana	24	21
All other sites	123	124
Total reserve	$278	$278

The five sites listed above represent more than 50% of our reserve and we expect to spend, in aggregate, approximately $108 million over the next three years.  For all other sites, we expect to spend approximately $79 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas.  Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber and blended tetraethyl lead with halo-carbon solvent/stabilizers. As of June 30, 2017, with sale of the aniline production unit to Dow in 2016, Chemours has no ongoing manufacturing operations on the site. Dow and Lucite remain as long-term manufacturing tenants.

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

The remediation accrual for Beaumont addresses remaining work identified in the RAP under review by the state as well as post-closure care and monitoring and ongoing operation of the groundwater remediation system. A portion of the accrual also addresses an outstanding Natural Resource Damage claim by state and federal trustees directed to impacts on marshlands within the plant property.

Chambers Works, Deepwater, New Jersey

The Chambers Works complex is located on the eastern shore of the Delaware River in Deepwater, Salem County, New Jersey. The site comprises the former Carneys Point Works in the northern area and the Chambers Works manufacturing area in the southern area. Site operations began in 1892 when the former Carneys Point smokeless gunpowder plant was constructed at the northern end of Carneys Point. Site operations began in the manufacturing area around 1914 and included the manufacture of dyes, aromatics, elastomers, chlorofluorocarbons and tetraethyl lead. Chemours continues to manufacture a variety of fluorochemicals and finished products at Chambers Works. In addition, three tenants operate processes at Chambers Works including steam/electricity generation, industrial gas production and the manufacture of intermediate chemicals. As a result of over 100 years of continuous industrial activity, site soils and groundwater have been impacted by chemical releases.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of a site perimeter sheet pile barrier intended to more efficiently contain groundwater, completion of various targeted studies onsite and in adjacent water

The Chemours Company

bodies to close investigation data gaps and selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

East Chicago, Indiana

East Chicago is a former manufacturing facility owned by Chemours in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the East Branch of the Grand Calumet River, to the east and north by residential and commercial areas and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia and zinc products and inorganic agricultural chemicals beginning in 1892 until 1986. Organic chemical manufacturing began in 1944, consisting primarily of chlorofluorocarbons production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W.R. Grace Company (Grace) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

A comprehensive evaluation of soil and groundwater conditions at the site was performed as part of the RCRA corrective action process. Studies of historical site impacts began in 1983 in response to preliminary CERCLA actions undertaken by the U.S. Environmental Protection Agency (EPA). The EPA eventually issued an Administrative Order on Consent for the site in 1997. The order specified that remediation work be performed under RCRA Corrective Action authority. Work has proceeded under the RCRA Corrective Action process since that time.

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

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. Primary contaminants in the soil and sediments are lead and mercury. Ground water contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Ground water monitoring at the site is ongoing, and Chemours has installed and continues to install vapor mitigation systems at residences within the ground water plume. In addition, Chemours is further assessing ground water conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires Chemours to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is expected to be complete in 2018.

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (USS Lead) Superfund Site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana.  The site includes the former USS Lead facility along with nearby commercial, municipal and residential areas.  The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area.   The EPA is directing and organizing remediation on this site, and Chemours is one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work.   DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to Chemours in the 2015 separation agreement.

The USS Lead site was listed on the National Priorities List in 2009. To facilitate negotiations with potentially responsible parties, the EPA divided the residential part of the USS Lead Superfund Site into three zones, referred to as Zone 1, Zone 2 and Zone 3.   The division into three zones resulted in Atlantic Richfield Co. and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement cleanup in Zone 1 and Zone 3.  More recently in March 2017, Chemours and three other parties (Atlantic Richfield Co., DuPont and U.S. Metals Refining Co.) entered into an administrative order of consent to reimburse the EPA’s costs to clean up a portion of Zone 2.  According to its website, the EPA is continuing its efforts to identify additional parties who might be potentially responsible for the USS Lead site cleanup, including the remainder of Zone 2.  Once it has concluded these efforts, the EPA will engage in negotiations with all known viable and liable parties.  The updated environmental accrual for USS Lead is based on the Record of Decision (ROD) and Statement of Work currently in place for Zones 1 and 3, as well as the current estimate of Chemours’ share to reimburse the EPA’s Zone 2 cleanup cost under the March 2017 administrative order of consent.  The EPA has announced its intent to reconsider the ROD for Zone 1 and the result of that review could increase or decrease

The Chemours Company

Chemours’ future obligations.  In addition, there is uncertainty in the outlook for the remainder of Zone 2 given the EPA’s stated objective to identify additional responsible parties.

PFOA

See discussion under PFOA in Note 13 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

GenX

See discussion under Environmental in Note 13 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Non-GAAP Financial Measures

We prepare our financial statements in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). To supplement our financial information presented in accordance with U.S. GAAP, we provide the following non-GAAP financial measures, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow, in order to clarify and provide investors with a better understanding of the Company’s performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision making.  We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker.

Adjusted EBITDA is defined as income before taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net of the consolidated statement of operations;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted net income is defined as net income attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization and certain provision for (benefit from) income taxes.  Free Cash Flow is defined as cash provided by (used for) operating activities less cash used for purchases of property, plant and equipment as disclosed in the consolidated statements of cash flows.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with U.S. GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing the Company’s operating performance and underlying prospects.  This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP.   In the future, we may incur expenses similar to those eliminated in this presentation.  Our presentation of Adjusted EBITDA, Adjusted Net Income and Free Cash Flow should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items.  The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies.  This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Company’s interim consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Company's consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The Chemours Company

The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income (loss) attributable to Chemours for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net income (loss) attributable to Chemours	$161	$(18)	$311	$33
Non-operating pension and other post-retirement employee benefit income	(10)	(7)	(18)	(14)
Exchange (gains) losses	(2)	14	(7)	20
Restructuring charges	6	9	18	27
Asset-related charges	2	63	2	63
Loss (gain) on sale of assets or businesses	2	1	(14)	(88)
Transaction costs [1]	2	12	2	15
Legal and other charges [2]	10	13	17	19
Benefit from income taxes relating to reconciling items [3]	(5)	(38)	(3)	(15)
Adjusted Net Income	166	49	308	60
Net income attributable to non-controlling interests	—	—	1	—
Interest expense, net	55	50	106	106
Depreciation and amortization	71	73	142	139
All remaining provision for income taxes [3]	69	15	90	10
Adjusted EBITDA	$361	$187	$647	$315
[1]	Includes accounting, legal and bankers transaction fees incurred related to the Company’s strategic initiatives.
[2]	Includes litigation settlements, water treatment accruals related to PFOA, employee separation costs and lease termination charges.
[3]	Total of provision for (benefit from) income taxes reconciles to the amount reported in the Interim Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016.
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies.  These derivatives are stand-alone and have not been designated as a hedge.  As of June 30, 2017, we had open foreign exchange forward contracts with an aggregate notional U.S. Dollar equivalent of $472 million, the fair value of which amounted to approximately $3 million of net unrealized gain.

In a hypothetical adverse change in the market prices or rates that existed at June 30, 2017, a 10% appreciation of the U.S. Dollar against our outstanding hedged contracts on foreign currencies, such as the Euro and Chinese Yuan, at the currency exchange rates as of June 30, 2017 would increase our net income by approximately $4 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would decrease our net income by approximately $5 million.

Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss).  For the three and six months ended June 30, 2017, Chemours did not record any ineffectiveness and recognized a loss of $40 million and $50 million, respectively, on its net investment hedges within accumulated other comprehensive income (loss).

Chemours’ risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the change in value of the underlying exposure.  See Note 14 to the Interim Consolidated Financial Statements in Item 1 for further information.

Additional Information

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on the Company’s utilization of financial instruments and an analysis of the

The Chemours Company

sensitivity of these instruments.  There have been no material changes in the market risks previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

As of June 30, 2017, the Company’s CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury.  Information regarding certain of these matters is set forth below and in Note 13 to the Interim Consolidated Financial Statements in Item 1.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms.  Information related to this and other litigation matters is included in Note 13 to the Interim Consolidated Financial Statements in Item 1.

Environmental Proceedings

LaPorte Plant, LaPorte, Texas

The EPA conducted a multimedia inspection at the DuPont LaPorte, Texas facility in January 2008.  DuPont, the EPA and the Department of Justice began discussions in the fall of 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions.  These negotiations continue.  Chemours operates a fluoroproducts production facility at this site.

PFOA:  Dordrecht, Netherlands

The Company has received requests from the Labor Inspectorate (ISZW), the local environmental agency (OZHZ) and the National Institute for Public Health and the Environment (RIVM) in the Netherlands for information and documents regarding the Dordrecht site's operations.  The Company has complied with the requests, and no further documents have been requested of the Company since the publication of the reports in May 2017 (RIVM) and July 2017 (ISZW).  The agencies will decide whether additional investigation is warranted.  We understand that some of the requests from OZHZ are part of a preliminary investigation initiated by a public prosecutor, although we have not received notice that it intends to pursue such action.

The Chemours Company

GenX

As reported in the press and noted in public statements by the Company, governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid GenX and certain similar compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina.  Nevertheless, to address community concerns, the Company has commenced capturing and separately disposing the wastewater containing such discharges.  The Company is also cooperating with a variety of ongoing inquiries and investigations from federal, state and local investigators, regulators and other governmental authorities.  It is possible that litigation will be filed against the Company and/or DuPont concerning discharges, although no lawsuits have been filed to date.  The Company believes it would have valid defenses to any such litigation, including that the discharges did not impact the safety of drinking water or cause any injury.  However, as these issues are in their early stages, it is not possible at this point to predict the timing, course or outcome of the governmental and regulatory inquiries and potential litigation, and it is possible that these matters could materially affect the Company’s results and operations.  In addition, local communities, organizations and regulatory agencies have raised questions concerning GenX at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Item 1A.RISK FACTORS

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

THE CHEMOURS COMPANY
(Registrant)

Date:	August 3, 2017

By:	/s/ Mark E. Newman

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

4.1

Indenture (for senior debt securities), dated as of May 23, 2017, by and between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

4.2

First Supplemental Indenture, dated as of May 23, 2017, by and among The Chemours Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

4.3	Specimen 5.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
10.14(5)

Amendment No. 4 to the Credit Agreement dated April 3, 2017 by and among The Chemours Company, the lenders and issuing banks thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2017).

10.37*

The Chemours Company 2017 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 1, 2017).

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