Form 10-Q
period 2017-09-30
Chemours Co
filed 2017-11-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The Registrant had 185,163,064 shares of common stock, $0.01 par value, outstanding at October 31, 2017.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,584	$1,398	$4,608	$4,078
Cost of goods sold	1,117	1,056	3,341	3,267
Gross profit	467	342	1,267	811
Selling, general and administrative expense	148	148	444	454
Research and development expense	20	19	61	60
Restructuring and asset-related charges, net	8	60	31	145
Total expenses	176	227	536	659
Equity in earnings of affiliates	9	9	26	17
Interest expense, net	(55)	(51)	(161)	(157)
Other income, net	5	161	53	250
Income before income taxes	250	234	649	262
Provision for income taxes	43	30	130	25
Net income	207	204	519	237
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income attributable to Chemours	$207	$204	$518	$237
Per share data
Basic earnings per share of common stock	$1.12	$1.12	$2.81	$1.31
Diluted earnings per share of common stock	$1.08	$1.11	$2.72	$1.30
Dividends per share of common stock	$0.03	$0.03	$0.09	$0.09

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2017			2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$250	$(43)	$207	$234	$(30)	$204
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(26)	10	(16)	(6)	—	(6)
Cumulative translation adjustments	35	—	35	10	—	10
Defined benefit plans:
Net gain	5	—	5	—	—	—
Effect of foreign exchange rates	(9)	2	(7)	(3)	1	(2)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	—	—	—
Amortization of actuarial loss	5	(1)	4	6	(2)	4
Settlement loss	1	—	1	—	—	—
Defined benefit plans, net	1	1	2	3	(1)	2
Other comprehensive income	10	11	21	7	(1)	6
Comprehensive income	260	(32)	228	241	(31)	210
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—	—
Comprehensive income attributable to Chemours	$260	$(32)	$228	$241	$(31)	$210

	Nine Months Ended September 30,
	2017			2016
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Net income	$649	$(130)	$519	$262	$(25)	$237
Other comprehensive income (loss):
Unrealized loss on net investment hedge	(76)	20	(56)	(9)	—	(9)
Cumulative translation adjustments	224	—	224	20	—	20
Defined benefit plans:
Net gain (loss)	5	—	5	(7)	1	(6)
Effect of foreign exchange rates	(36)	8	(28)	(5)	2	(3)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	15	(3)	12	18	(5)	13
Settlement loss	1	—	1	(2)	1	(1)
Defined benefit plans, net	(16)	5	(11)	3	(1)	2
Other comprehensive income	132	25	157	14	(1)	13
Comprehensive income	781	(105)	676	276	(26)	250
Less: Comprehensive income attributable to non-controlling interests	1	—	1	—	—	—
Comprehensive income attributable to Chemours	$780	$(105)	$675	$276	$(26)	$250

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,535	$902
Accounts and notes receivable - trade, net	942	807
Inventories	877	767
Prepaid expenses and other	79	77
Total current assets	3,433	2,553
Property, plant and equipment	8,412	7,997
Less: Accumulated depreciation	(5,462)	(5,213)
Property, plant and equipment, net	2,950	2,784
Goodwill and other intangible assets, net	167	170
Investments in affiliates	166	136
Other assets	404	417
Total assets	$7,120	$6,060
Liabilities and equity
Current liabilities:
Accounts payable	$1,010	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	546	872
Total current liabilities	1,570	1,771
Long-term debt, net	4,081	3,529
Deferred income taxes	175	132
Other liabilities	489	524
Total liabilities	6,315	5,956
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 185,092,058 and 182,600,533 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	2	2
Additional paid-in capital	830	789
Retained earnings (accumulated deficit)	388	(114)
Accumulated other comprehensive loss	(420)	(577)
Total Chemours stockholders’ equity	800	100
Non-controlling interests	5	4
Total equity	805	104
Total liabilities and equity	$7,120	$6,060

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2016	181,069,751	$2	$775	$(115)	$(536)	$4	$130
Net income	—	—	—	237	—	—	237
Common stock issued - compensation plans	650,971	—	—	—	—	—	—
Dividends	—	—	(11)	(5)	—	—	(16)
Other comprehensive income	—	—	—	—	13	—	13
Stock-based compensation expense	—	—	17	—	—	—	17
Balance at September 30, 2016	181,720,722	$2	$781	$117	$(523)	$4	$381

Balance at January 1, 2017	182,600,533	$2	$789	$(114)	$(577)	$4	$104
Net income	—	—	—	518	—	1	519
Common stock issued - compensation plans	504,098	—	—	—	—	—	—
Dividends	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	157	—	157
Stock-based compensation expense	—	—	21	—	—	—	21
Cancellation of unissued stock awards withheld to cover taxes	—	—	(10)	—	—	—	(10)
Exercise of stock options, net	1,987,427	—	30	—	—	—	30
Balance at September 30, 2017	185,092,058	$2	$830	$388	$(420)	$5	$805

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$519	$237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	204	212
Amortization of deferred financing costs and issuance discount	10	15
Gain on sale of assets and businesses	(14)	(258)
Equity in earnings of affiliates	(26)	(17)
Deferred tax provision (benefit)	53	(29)
Asset-related charges	3	109
Other operating charges and credits, net	26	33
(Increase) decrease in operating assets:
Accounts and notes receivable - trade, net	(110)	(63)
Inventories and other operating assets	(91)	113
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(238)	(28)
Cash provided by operating activities	336	324
Investing activities
Purchases of property, plant and equipment	(246)	(235)
Proceeds from sales of assets and businesses, net	39	707
Foreign exchange contract settlements, net	5	(1)
Investment in affiliates	—	(2)
Cash (used for) provided by investing activities	(202)	469
Financing activities
Proceeds from issuance of debt, net	494	—
Debt repayments	(24)	(212)
Dividends paid	(16)	(16)
Deferred financing fees	(6)	(2)
Tax payments related to withholdings on vested restricted stock units	(10)	—
Proceeds from exercised stock options, net	30	—
Cash provided by (used for) financing activities	468	(230)
Effect of exchange rate changes on cash and cash equivalents	31	28
Increase in cash and cash equivalents	633	591
Cash and cash equivalents at beginning of the period	902	366
Cash and cash equivalents at end of the period	$1,535	$957
Non-cash investing activities
Change in property, plant and equipment included in accounts payable	$(16)	$9

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

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the interim consolidated financial statements.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise requires.

Note 2. Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The objective of this standard is to remove inconsistent practices with regard to revenue recognition between U.S. GAAP and International Financial Reporting Standards. The standard intends to improve the comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with Topic 606. The provisions of ASU No. 2014-09 and its related updates will be effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The Company will adopt the standard on January 1, 2018 under the modified retrospective transition method.

The Company’s project plan includes a three-phase approach to implementing the standard update. Phase one, the assessment phase, was completed in the first quarter of 2017. In this initial phase, the Company (a) conducted internal surveys of its businesses, (b) held revenue recognition workshops with sales and business unit finance leadership and (c) reviewed a representative sample of revenue arrangements across all businesses to initially identify a set of applicable qualitative revenue recognition changes related to the standard. The Company has also completed phase two of the project, which included (a) establishing and documenting key accounting positions, (b) assessing new disclosure requirements, business process and control impacts and (c) beginning to determine the initial quantitative impacts resulting from the standard. Phase three will include (a) finalizing any changes to accounting policies, (b) preparing new disclosures, (c) implementing new business processes and controls as needed and (d) quantifying the effect of adoption on opening retained earnings.

Based on the analysis conducted to date, the Company believes that the adoption of the standard will not have a material impact on its consolidated financial statements. Substantially all of the Company’s revenue consists of sales of products that represent a single performance obligation where control transfers at the point in time title and risk of loss pass to the customer. The Company continues to evaluate the impact of the standard update on its consolidated financial statements and related disclosures and additional differences may be identified as new or amended contracts with customers that will impact future periods are executed. The Company expects that disclosure in the notes to the consolidated financial statements related to revenue recognition will be expanded in line with the requirements of the standard to further describe the nature, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

In August 2016, the FASB issued various updates to ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies and amends the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method (unless impractical to do so) for each period presented and earlier application is permitted. Chemours does not expect that the adoption will have a significant impact on its cash flows.

In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715)”, which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for public business entities for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods. The amendments in this update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. Early adoption is permitted within the first interim period of an annual period for which financial statements have not been issued or made available for issuance. Chemours does not expect that the adoption will have a significant impact on its financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”, which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, as well as interim periods within those fiscal years. Early adoption is permitted in any interim period. The amendments in this update should be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. Chemours is currently evaluating the impact of adopting this guidance on its financial position, results of operations and cash flows.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).”  The update sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Chemours adopted this guidance effective January 1, 2017, and the adoption did not have a significant impact on the Company’s financial position, results of operations or cash flows except for the impact of windfall income tax benefits on share-based payments and the classification of employee withholding tax payments on vested restricted stock units (RSUs) as a financing activity on the statements of cash flows. Specific to the impact of windfall tax benefits, the Company expects the guidance will cause volatility in its income tax rates going forward. As of the adoption date, there were no windfall tax benefits from prior periods recognized; therefore, prior period adjustments were not required under a modified retrospective basis. For the three and nine months ended September 30, 2017, Chemours recognized $5 and $18 of windfall tax benefits, respectively, primarily from significant options exercised and RSUs vested, which were included in the provision for income taxes in the consolidated statements of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to determine the fair value of the individual assets and liabilities of a

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

reporting unit to measure goodwill impairment. Under the amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any impairment charges recognized would not exceed the total amount of goodwill allocated to the reporting unit. The guidance is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has adopted this guidance and will implement its provisions for interim and annual goodwill impairment tests performed prospectively. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides clarity and reduces both diversity in practice and the cost and complexity of applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. Pursuant to this update, modification accounting is required to be applied to changes in the terms and conditions of a share-based payment award unless all of the following criteria remain unchanged before and after the award is modified: (a) the fair value of the award; (b) the vesting conditions of the award; and (c) the classification of the award as an equity instrument or a liability instrument. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and are to be applied prospectively to an award modified on or after the adoption date. Early adoption, including adoption in any interim period, is permitted for public business entities in reporting periods for which financial statements have not yet been issued. The Company has adopted this guidance and will implement its provisions prospectively for changes in the terms and conditions of share-based payment awards. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

Note 3. Restructuring and Asset-Related Charges, Net

For the three and nine months ended September 30, 2017 and 2016, Chemours recorded restructuring and asset-related charges, net as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring-related charges:
Employee separation charges	$—	$1	$5	$3
Decommissioning and other charges, net	8	13	26	38
Subtotal	8	14	31	41
Asset-related charges - impairment [1]	—	46	—	104
Total restructuring and asset-related charges, net	$8	$60	$31	$145
[1]

The three and nine months ended September 30, 2016 include an impairment charge of $46 related to the aniline facility in Pascagoula, Mississippi. The nine months ended September 30, 2016 includes an impairment charge of $58 related to the sale of the Sulfur business.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Charges related to the Company’s restructuring programs impacted segment earnings for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Plant and product line closures [1] :
Titanium Technologies	$—	$5	$4	$24
Fluoroproducts	—	1	3	6
Chemical Solutions	5	7	16	6
Subtotal	5	13	23	36
2015 Global Restructuring:
Titanium Technologies	—	—	—	2
Fluoroproducts	—	1	—	3
Chemical Solutions	—	—	—	—
Subtotal	—	1	—	5
2017 Restructuring Program	3	—	8	—
Total restructuring charges, net	$8	$14	$31	$41
[1]	Includes charges related to employee separation and decommissioning costs in connection with the restructuring activities.

Plant and Product Line Closures

In the Titanium Technologies segment, due to the closure of the Edge Moor, Delaware manufacturing plant in the U.S., the Company recorded decommissioning and dismantling-related charges of $4 for the nine months ended September 30, 2017 and $5 and $24 for the three and nine months ended September 30, 2016, respectively. The Company completed all actions related to these restructuring activities and sold the site during the first quarter of 2017. The cumulative amount incurred, excluding non-cash asset-related charges in connection with the Edge Moor plant closure, was approximately $60.

In the Fluoroproducts segment, the Company recorded additional decommissioning and dismantling-related charges for certain of its production lines in the U.S. of $3 for the nine months ended September 30, 2017 and $1 and $6 for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, the Company incurred, in the aggregate, approximately $17 of restructuring costs, excluding non-cash asset-related charges. The Company has substantially completed the actions related to these restructuring activities for certain of its Fluoroproducts production lines, which were initiated in 2015.

In the Chemicals Solutions segment, following the production shutdown of the Reactive Metals Solutions (RMS) manufacturing plant at Niagara Falls, New York in September 2016, the Company immediately began decommissioning the plant. As a result, the Company recorded $5 and $16 of decommissioning and dismantling-related charges for the three and nine months ended September 30, 2017, respectively, and $7 and $6 for the three and nine months ended September, 30, 2016, respectively. As of September 30, 2017, the Company incurred, in the aggregate, approximately $30 of restructuring costs, excluding non-cash asset-related charges. Additional restructuring charges of approximately $5 for decommissioning and site redevelopment are expected to be incurred for the remainder of 2017, which will be expensed as incurred.

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (a) outsourcing and further centralizing certain business process activities; (b) consolidating existing, outsourced third party information technology (IT) providers; and (c) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $3 and $8 in restructuring-related charges for the three and nine months ended September 30, 2017, respectively.

Also, in October 2017, the Company announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage anticipated future changes to its workforce. Employees who volunteer for, and are accepted under, the VSP will receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Chemours after providing a mutually agreed-upon service period. Based on current estimates, Chemours anticipates that approximately 300 to 350 employees will separate from the Company by the end of 2018. An accrual representing the majority of these termination benefits will be recognized in the fourth quarter of 2017, and any remaining incremental, one-time financial incentives under the VSP will be recognized over the period each participating employee continues to provide service to Chemours. No amounts for the VSP have been recognized in the consolidated financial statements as of September 30, 2017.

As a result of its 2017 program, the Company expects to incur charges for restructuring-related activities and termination benefits ranging from $45 to $55 through December 31, 2018.

The following table shows the change in the employee separation-related liability account associated with the Company’s restructuring programs:

	Titanium Technologies Site Closures	Fluoro- Products Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring	2017 Restructuring Program	Total
Balance at December 31, 2016	$4	$1	$8	$21	$—	$34
Charges to income	—	—	—	—	5	5
Payments	(3)	(1)	(4)	(19)	—	(27)
Net currency translation and other adjustments [1]	—	—	—	1	—	1
Balance at September 30, 2017	$1	$—	$4	$3	$5	$13
[1]	Amounts include net currency translation adjustment of less than $1 for the periods presented and rounding differences.

At September 30, 2017, there are no significant outstanding liabilities related to decommissioning and other restructuring-related charges.

Note 4. Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Leasing, contract services and miscellaneous income	$7	$6	$24	$18
Royalty income [1]	2	3	12	11
Gain on sale of assets and businesses [2]	—	169	14	258
Exchange (losses) gains, net [3]	(4)	(17)	3	(37)
Total other income, net	$5	$161	$53	$250
[1]	Royalty income is primarily from technology and trademark licensing.
[2]

For the nine months ended September 30, 2017, gain on sale includes a $12 gain associated with the sale of the Edge Moor, Delaware site. For the three and nine months ended September 30, 2016, gain on sale includes gains of $169 and $89 associated with the sale of the Clean & Disinfect product line and the Beaumont, Texas site, respectively.

[3]	Exchange (losses) gains, net includes gains and losses on foreign currency forward contracts.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Income Taxes

For the three months ended September 30, 2017 and 2016, Chemours recorded a provision for income taxes of $43 and $30, respectively, resulting in effective income tax rates of approximately 17% and 13%, respectively. For the nine months ended September 30, 2017 and 2016, Chemours recorded a provision for income taxes of $130 and $25, respectively, resulting in effective income tax rates of approximately 20% and 10%, respectively.

The provision for income taxes for the nine months ended September 30, 2017 is inclusive of an $18 benefit from windfalls on share-based payments in accordance with the recently adopted guidance in ASU No. 2016-09, as discussed in Note 2. The remaining change in the effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings, as well as the impact of the valuation allowance on U.S. foreign tax credits, from which the Company does not expect to benefit in 2017.

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

Management is not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected in the consolidated balance sheets at September 30, 2017.

For the year ended December 31, 2016, the Company established a valuation allowance against its U.S. foreign tax credits. The Company regularly monitors positive and negative evidence that may change the most recent assessment of the Company’s ability to realize a benefit from these deferred tax assets. The Company continues to maintain a valuation allowance against its net deferred tax assets related to U.S. foreign tax credits of $65 and $50 at September 30, 2017 and December 31, 2016, respectively.

Note 6. Earnings Per Share of Common Stock

The following table shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to Chemours	$207	$204	$518	$237
Denominator:
Weighted-average number of common shares outstanding - basic	185,431,036	181,596,161	184,641,599	181,452,194
Dilutive effect of the Company’s employee compensation plans [1]	6,206,778	1,932,395	5,909,015	1,089,738
Weighted-average number of common shares outstanding - diluted [1]	191,637,814	183,528,556	190,550,614	182,541,932
[1]

Diluted earnings per share is calculated using net income available to common shareholders divided by diluted weighted-average common shares outstanding during each period, which includes unvested restricted shares. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

The following average number of stock options were anti-dilutive and, therefore, were not included in the diluted earnings per share calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average number of stock options	954	7,224,473	57,429	7,760,665

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable - Trade, Net

	September 30, 2017	December 31, 2016
Accounts receivable - trade, net [1]	$872	$742
VAT, GST and other taxes [2]	49	46
Other receivables [3]	21	19
Total accounts and notes receivable - trade, net	$942	$807
[1]

Accounts receivable - trade, net includes trade notes receivable and is net of allowances of $5 at September 30, 2017 and December 31, 2016. Allowances are equal to the estimated uncollectible amounts.

[2]	Value Added Tax (VAT) and Goods and Services Tax (GST).
[3]	Other receivables consist of advances and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three and nine months ended September 30, 2017. Bad debt expense was $7 for the three and nine months ended September 30, 2016.

Note 8. Inventories

	September 30, 2017	December 31, 2016
Finished products	$592	$532
Semi-finished products	176	150
Raw materials, stores and supplies	309	285
Subtotal	1,077	967
Adjustment of inventories to LIFO basis	(200)	(200)
Total inventories	$877	$767

Inventory values, before last-in, first-out (LIFO) adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $472 and $465, or 44% and 48%, of inventories before the LIFO adjustments at September 30, 2017 and December 31, 2016, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 9. Property, Plant and Equipment, Net

Depreciation expense amounted to $61 and $201 for the three and nine months ended September 30, 2017, respectively, and $72 and $210 for the three and nine months ended September 30, 2016, respectively. Property, plant and equipment, net includes gross assets under capital leases of $5 at September 30, 2017 and December 31, 2016.

Note 10. Other Assets

	September 30, 2017	December 31, 2016
Capitalized repair and maintenance costs	$105	$145
Pension assets [1]	225	159
Deferred income taxes	38	41
Asset held for sale	—	29
Miscellaneous [2]	36	43
Total other assets	$404	$417
[1]	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
[2]

Miscellaneous includes deferred financing fees related to the Revolving Credit Facility of $10 and $13 at September 30, 2017 and December 31, 2016, respectively, and Company-owned life insurance policies on former key executives of a U.S. subsidiary. The life insurance policies had a cash surrender value of $63 at September 30, 2017 and $61 at December 31, 2016, which are presented net of $63 and $61 in outstanding loans from the policy issuer, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asset Held for Sale

In December 2016, in connection with a sale agreement entered in January 2017 to sell the Company’s corporate headquarters building located in Wilmington, Delaware, the Company recorded a $13 pre-tax impairment charge and classified the net book value of the building as an asset held for sale for the year ended December 31, 2016. The Company completed the sale in April 2017 for net proceeds of $29, of which $13 was used to repay a portion of its senior secured term loans. In connection with the sale, Chemours also entered into lease agreements to lease back a portion of the building beginning in April 2017. In connection with the sale and leaseback transaction, the Company deferred a gain of $2 million.

Note 11. Other Accrued Liabilities

	September 30, 2017	December 31, 2016
Compensation and other employee-related costs	$147	$154
Employee separation costs [1]	13	31
Accrued litigation [2]	13	344
Environmental remediation [2]	86	71
Income taxes	55	39
Customer rebates	70	53
Deferred revenue [3]	9	76
Accrued interest	73	21
Miscellaneous [4]	80	83
Total other accrued liabilities	$546	$872
[1]	Current portion of employee separation costs.
[2]

Current portions of accrued litigation and environmental remediation. Accrued litigation includes the PFOA MDL Settlement accrual of $335 at December 31, 2016, which was paid in full by September 30, 2017.

[3]	Deferred revenue at December 31, 2016 includes $58 in outstanding prepayments by DuPont for specified goods and services. There were no such prepayments at September 30, 2017.
[4]	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, asset retirement obligations and other miscellaneous accrued expenses.

Note 12. Debt

	September 30, 2017	December 31, 2016
Senior secured term loans:
Tranche B term loan due May 2022	$—	$1,372
Tranche B-1 Dollar Term Loan due May 2022	925	—
Tranche B-1 Euro Term Loan due May 2022 (€395 at September 30, 2017 and €0 at December 31, 2016)	464	—
Senior unsecured notes:
6.625% due May 2023	1,158	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at September 30, 2017 and December 31, 2016)	346	308
5.375% due May 2027	500	—
Capital lease obligations	3	3
Total debt	4,146	3,591
Less: Unamortized issue discounts	9	5
Less: Unamortized debt issuance costs	42	42
Less: Current maturities of long-term debt	14	15
Total long-term debt, net	$4,081	$3,529

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The credit agreement, as amended, provides for seven-year senior secured term loans and a five-year, $750 senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes. No borrowings were outstanding under the Revolving Credit Facility at September 30, 2017 or December 31, 2016; however, Chemours had $102 and $132 in letters of credit issued and outstanding under this facility at September 30, 2017 and December 31, 2016, respectively. The Revolving Credit Facility bears variable interest of a range based on Chemours’ total net leverage ratio between (a) a 0.50% and 1.25% spread for base rate loans and (b) a 1.50% and 2.25% spread for LIBOR loans. The applicable margins were 0.50% for base rate loans and 1.50% for LIBOR loans at September 30, 2017. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on its total net leverage ratio, between 0.20% and 0.35%. At September 30, 2017, commitment fees were assessed at a rate of 0.20% per annum.

On April 3, 2017, the Company completed an amendment (April 2017 Amendment) to its credit agreement which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 (Euro Term Loan), and a new class of term loans, denominated in U.S. Dollars, in an aggregate principal amount of $940 (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the prior term loan (Prior Term Loan) outstanding as of March 31, 2017. The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan. The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modified certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company. All other provisions, including financial covenants, remained unchanged. No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan is subject to remeasurement gains or losses. The Company recorded a $3 loss on debt extinguishment and related amendment fees in the second quarter of 2017. The effective interest rates on the Dollar Term Loan and the Euro Term Loan were approximately 3.74% and 3.00%, respectively, for the quarter ended September 30, 2017.

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of: (a) 3.50 to 1.00 each quarter through December 31, 2016; (b) 3.00 to 1.00 through June 30, 2017; and (c) further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours’ and its subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants at September 30, 2017.

Senior Unsecured Notes

On May 23, 2017, Chemours issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489, net of an original issue discount of $5 and underwriting fees and other related expenses of $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 accrued for the global settlement of the multi-district PFOA litigation, as discussed in Note 13. The remaining proceeds from the 2027 Notes are available for general corporate purposes. The offering of the 2027 Notes was registered under the Securities Act of 1933, as amended, under a registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission on May, 4, 2017.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the existing and future domestic subsidiaries that (a) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or (b) guarantees other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and are senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Chemours may redeem the 2027 Notes, in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027. Chemours may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases. Chemours is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Maturities

Chemours has required quarterly principal payments related to the senior secured term loans equivalent to 1.00% per annum through March 2022, with the balance due at maturity. Term loan principal maturities, as amended, over the next five years are $3 for the remainder of 2017 and approximately $14 in each year from 2018 to 2021. Debt maturities related to the New Term Loans and the Notes (collectively, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes) in 2022 and beyond will be $4,085.

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

Debt Fair Value

The fair values of the Dollar Term Loan, the Euro Term Loan, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes at September 30, 2017 were approximately $931, $469, $1,235, $834, $372 and $520, respectively. The estimated fair values of the New Term Loans and the Notes are based on quotes received from third party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

Note 13. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of Chemours’ business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcomes of these various proceedings. Except for the litigation specific to PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) and Fayetteville, North Carolina for which separate assessments are provided below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours’ consolidated financial position, results of operations or liquidity. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

(a)	Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At September 30, 2017 and December 31, 2016, there were approximately 1,600 and 1,900 lawsuits pending, respectively, against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At September 30, 2017 and December 31, 2016, Chemours had an accrual of $41 related to this matter. Chemours reviews this estimate and related assumptions quarterly. Management believes that the likelihood is remote that Chemours would incur losses in excess of the amounts accrued in connection with this matter.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

(b)	Benzene

In the separation, DuPont assigned its benzene docket to Chemours. As of September 30, 2017 and December 31, 2016, there were 20 and 27 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners and reducers.

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

Chemours recorded accruals of $15 and $349 related to the PFOA matters discussed below at September 30, 2017 and December 31, 2016, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded an accrual of $335 at December 31, 2016, which was paid in installments of $15 and $320 during the second and third quarters of 2017, respectively.

These accruals also include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory. A provisional health advisory level was set by the EPA in 2009 at 0.4 parts per billion (ppb) that includes PFOA in drinking water. In May 2016, the EPA announced a health advisory level of 0.07 ppb that includes PFOA in drinking water. As a result, Chemours recorded an additional $4 in the second quarter of 2016 based on management’s best estimate of the impact of the new health advisory level on the Company’s obligations to the EPA, which have expanded the testing and water supply commitments previously established. Based on prior testing, the Company has initiated additional testing and treatment in certain additional locations in and around the Chambers Works and Washington Works plants. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

Drinking Water Actions

In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project. DuPont funded a series of health studies which were completed in October 2012 by an independent science panel of experts (C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease. The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis and diagnosed high cholesterol.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing and associated payments to service providers are being disbursed from the escrow account. As of September 30, 2017, less than $1 has been disbursed from the escrow account related to medical monitoring. While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of September 30, 2017.

Under the Leach settlement, class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. Approximately 3,500 lawsuits were filed in various federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation (MDL) in Ohio federal court.

Settlement of MDL between DuPont and MDL Plaintiffs

In March 2017, DuPont entered into an agreement with the MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (MDL Settlement). The total settlement amount is $670.7 in cash, with half paid by Chemours and half paid by DuPont. DuPont’s payment was not subject to indemnification or reimbursement by Chemours, and Chemours accrued $335 associated with this matter at December 31, 2016. In exchange for payment of the total settlement amount, DuPont and Chemours received a complete release of all claims by the settling plaintiffs. As described below, the settling plaintiffs include all but approximately 10 of the plaintiffs who filed cases in the MDL. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. As of September 30, 2017, Chemours has paid the full $335 accrued under the MDL Settlement.

Settlement between DuPont and Chemours Related to MDL

DuPont and Chemours agreed to a limited sharing of potential future PFOA costs (indemnifiable losses, as defined in the separation agreement between DuPont and Chemours) for a period of five years. During that five-year period, Chemours will annually pay future PFOA costs up to $25 and, if such amount is exceeded, DuPont will pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess costs under the terms of the separation agreement. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the separation agreement will continue unchanged. Chemours has also agreed that it will not contest its indemnification obligations to DuPont under the separation agreement for PFOA costs on the basis of ostensible defenses generally applicable to the indemnification provisions under the separation agreement, including defenses relating to punitive damages, fines or penalties or attorneys’ fees, and waives any such defenses with respect to PFOA costs. Chemours has, however, retained other defenses, including as to whether any particular PFOA claim is within the scope of the indemnification provisions of the separation agreement.

Post-MDL Settlement Injury Matters

There are approximately 10 plaintiffs who declined to participate in the MDL Settlement. Counsel representing most of these plaintiffs have filed motions to withdraw their representation.

The MDL Settlement does not resolve PFOA personal-injury claims of plaintiffs who did not have cases or claims in the MDL or personal-injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, three personal-injury cases have been filed in West Virginia courts.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Management believes that the probability of loss is reasonably possible but not estimable at this time due to various reasons including, among others, that the proceedings are in early stages and there are significant factual issues to be resolved.

Centre Water

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed suit against numerous carpet manufacturers located in Dalton, Georgia and suppliers and former suppliers, including DuPont, in Alabama state court. The complaint alleges negligence, nuisance and trespass in the release of perfluorinated compounds, including PFOA, into a river leading to the town’s water source, and seeks compensatory and punitive damages. Management believes that the probability of loss is remote.

PFOA Summary

Chemours accrued $335 associated with the MDL Settlement at December 31, 2016, of which all $335 has been paid through September 30, 2017. There could be additional lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

(d)	U.S. Smelter and Lead Refinery, Inc.

Six lawsuits, including one putative class action, are pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Five of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution and damages under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund). At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. DuPont has requested that Chemours defend and indemnify it, and Chemours has agreed to do so under a reservation of rights. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

(e)	Fayetteville, North Carolina

As reported in the press and noted in public statements by the Company, governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer) and perfluorinated and polyfluorinated compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River, groundwater and air. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. Nevertheless, to address community concerns, the Company has voluntarily commenced capturing and separately disposing certain process wastewater from the Fayetteville facility. The Company is also cooperating with a variety of ongoing inquiries and investigations from federal, state and local authorities, regulators and other governmental entities, including responding to two federal grand jury subpoenas.

On September 5, 2017, the North Carolina Department of Environmental Quality (NC DEQ) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief including abatement and site correction. On September 8, 2017, a partial consent order was entered partially resolving the State’s action in return for the Company’s agreement to continue and supplement the voluntary wastewater-disposal measures it had previously commenced and to provide certain information. On October 24, 2017, NC DEQ informed the Company that, based on measures taken by the Company following September 5, 2017, it has concluded at the present time, that it is not necessary to suspend the permit for the Fayetteville facility. The Company is continuing to cooperate with and discuss these matters with the State and NC DEQ.

A number of additional actions have been filed against the Company and DuPont in North Carolina federal court relating to discharges from the Fayetteville site, including an action brought by the Cape Fear Public Utility Authority and one brought by Brunswick County, both seeking damages and injunctive relief, and multiple purported class actions seeking medical monitoring and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

that draw drinking water from the Cape Fear River. It is also possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges. The Company believes it has valid defenses to such litigation including that the discharges did not impact the safety of drinking water or cause any damages or injury.

As these issues are in their early stages, however, it is not possible at this point to predict the timing, course or outcome of the governmental and regulatory inquiries, the notice issued by NC DEQ, the action brought by North Carolina and the other litigation, and it is possible that these matters could materially affect the Company’s results and operations. In addition, local communities, organizations and regulatory agencies have raised questions concerning HFPO Dimer Acid at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

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

At September 30, 2017 and December 31, 2016, the consolidated balance sheets included a liability relating to these matters of $268 and $278, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of ongoing maintenance and monitoring (OM&M) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $510 above the amount accrued at September 30, 2017.

For the nine months ended September 30, 2017 and 2016, Chemours incurred environmental remediation expenses of $36 and $16, respectively.

Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the Company’s financial position, results of operations or cash flows in any given year, as such obligation can be satisfied or settled over many years.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At September 30, 2017, there were 26 foreign currency forward contracts outstanding with an aggregate gross notional value of $619. Chemours recognized in other income, net of the consolidated statements of operations, a net loss of $1 and a net gain of $6 for the three and nine months ended September 30, 2017, respectively, and net losses of $2 for the three and nine months ended September 30, 2016.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its Euro Notes and, beginning in April 2017, also designated its new Euro Term Loan as a hedge of its net investments in certain of its international subsidiaries that use the Euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the Euro with respect to the U.S. Dollar. Chemours uses the spot method to measure the effectiveness of its net investment hedge. For each reporting period, the change in the carrying value of the Euro Notes and the Euro Term Loan due to remeasurement of the effective portion are reported in accumulated other comprehensive loss on the consolidated balance sheets, and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the consolidated statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. Chemours did not record any ineffectiveness for the three and nine months ended September 30, 2017 or 2016. The Company recognized pre-tax losses of $26 and $76 on its net investment hedges for the three and nine months ended September 30, 2017, respectively. The Company recognized pre-tax losses of $6 and $9 on its net investment hedges for the three and nine months ended September 30, 2016, respectively.

Fair Value of Derivative Instruments

The table below presents the fair value of Chemours’ derivative assets and liabilities within the fair value hierarchy:

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2017	December 31, 2016
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$3	$2
Total asset derivatives		$3	$2

Liability derivatives:
Foreign currency forward contracts	Other accrued liabilities	$4	$4
Total liability derivatives		$4	$4

The Company’s foreign currency forward contracts are classified as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data and subjected to tolerance/quality checks.

Note 15. Long-term Employee Benefits

The net periodic pension income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets and the rate of future compensation increases received by the Company's employees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The components of net periodic pension income for all significant pension plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net periodic pension cost (income):
Service cost	$4	$3	$11	$10
Interest cost	4	5	11	15
Expected return on plan assets	(18)	(16)	(52)	(49)
Amortization of actuarial loss	5	9	15	20
Amortization of prior service gain	(1)	—	(1)	(1)
Curtailment gain	—	—	—	(2)
Settlement loss	1	—	1	—
Net periodic pension (income) cost	$(5)	$1	$(15)	$(7)

The Company made cash contributions of $4 and $14 to its pension plans during the three and nine months ended September 30, 2017 and expects to make additional cash contributions of $11 to its pension plans during the fourth quarter of 2017. Of these remaining contributions, $10 relates to the settlement of the U.S. Pension Restoration Plan (U.S. PRP), which was a supplemental pension plan for certain U.S. employees. The liability associated with the U.S PRP was transferred to Chemours from DuPont at the date of separation, at which point the plan ceased accepting new participants. In October 2017, the Company made a cash payment of $10 to settle the remaining liability attributable to the remaining participants in the U.S. PRP.

Note 16. Stock-based Compensation

Total stock-based compensation cost included in the consolidated statements of operations was $6 and $21 for the three and nine months ended September 30, 2017, respectively, and $6 and $17 for the three and nine months ended September 30, 2016, respectively. The income tax provision for the three and nine months ended September 30, 2017 is inclusive of $5 and $18 in income tax benefit from windfalls on share-based payments, respectively, due to the Company’s adoption of ASU No. 2016-09 during 2017.

The Chemours Company 2017 Equity and Incentive Plan (2017 Plan) and The Chemours Company Equity and Incentive Plan (Prior Plan) provide for grants to certain employees, independent contractors or non-employee directors of the Company of different forms of awards, including stock options, RSUs and performance share units (PSUs). On April 26, 2017, Chemours’ stockholders approved the 2017 Plan. As a result, no further grants will be made under the Prior Plan, which provided for DuPont equity awards that converted into new Chemours equity awards at the separation date and had a maximum shares reserve of 13,500,000 for the grant of equity awards.

A total of 19,000,000 shares of the Company’s common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan. At September 30, 2017, 17,650,034 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs, and may authorize new grants annually.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Stock Options

Chemours granted non-qualified options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant.  The expense related to stock options granted in the nine months ended September 30, 2017 was based on the weighted-average assumptions shown in the table below:

Nine Months Ended September 30, 2017
Risk-free interest rate	2.14%
Expected term (years)	6.00
Volatility	44.49%
Dividend yield	0.35%
Fair value per stock option	$15.21

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

The following table summarizes Chemours’ stock option activity for the nine months ended September 30, 2017:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	7,969	$13.72	5.08	$66,668
Granted	878	34.84
Exercised	(1,987)	14.41
Forfeited	(40)	19.10
Expired	(28)	12.00
Outstanding, September 30, 2017	6,792	$15.69	5.27	$237,179
Exercisable, September 30, 2017	3,814	$14.03	3.63	$139,523

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2017 was $42. The total intrinsic value of options exercised for the nine months ended September 30, 2016 was insignificant.

At September 30, 2017, $8 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.18 years.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Non-vested awards of RSUs primarily include awards without a performance condition, as well as a small subset of awards for which specific levels of cost savings and revenue enhancements must be achieved for vesting to occur. Non-vested awards, both with and without a performance condition, at September 30, 2017 are shown below:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	2,316	$11.23
Granted	211	36.42
Vested	(1,275)	11.09
Forfeited	(39)	15.10
Non-vested, September 30, 2017	1,213	$15.46

At September 30, 2017, there was $7 of unrecognized stock-based compensation expense related to non-vested awards, which is expected to be recognized over a weighted-average period of 0.78 years.

PSUs

Chemours issued PSUs to key senior management employees which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals. The Company recorded stock-based compensation related to PSUs as a component of selling, general and administrative expense of approximately $2 and $5 for the three and nine months ended September 30, 2017, respectively, and less than $1 and $1 for the three and nine months ended September 30, 2016, respectively.

The following table provides compensation costs for stock-based compensation related to PSUs at 100% of target amounts:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	803	$6.10
Granted	211	40.30
Vested	—	—
Forfeited	(27)	16.62
Non-vested, September 30, 2017	987	$12.94

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the three and nine months ended September 30, 2017 was $55.02 and $40.30, respectively. The fair value of each PSU grant is amortized monthly into compensation expense based on their respective vesting conditions over three annual measurement periods. The accrual of compensation costs is based on our estimate of the final expected value of the award, and is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

At September 30, 2017, based on the Company’s assessment of its performance goals for 2016 and 2017, approximately 450,000 additional shares may be awarded under the 2016 and 2017 grant awards.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (ESPP), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with four purchase periods beginning and ending on the calendar quarters within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees will be eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period.

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

Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) is the primary measure of segment profitability used by the Chief Operating Decision Maker and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Three Months Ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$799	$637	$148	$—	$1,584
Adjusted EBITDA	249	158	18	(44)	381
Depreciation and amortization	24	28	4	6	62

2016
Net sales to external customers	$625	$591	$182	$—	$1,398
Adjusted EBITDA	144	143	9	(28)	268
Depreciation and amortization	32	26	6	9	73

Nine Months Ended September 30,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$2,173	$1,998	$437	$—	$4,608
Adjusted EBITDA	601	510	37	(120)	1,028
Depreciation and amortization	89	81	13	21	204

2016
Net sales to external customers	$1,742	$1,695	$641	$—	$4,078
Adjusted EBITDA	309	333	30	(89)	583
Depreciation and amortization	87	75	24	26	212

The following is a tabular reconciliation of consolidated income before income taxes to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income taxes	$250	$234	$649	$262
Interest expense, net	55	51	161	157
Depreciation and amortization	62	73	204	212
Non-operating pension and other post-retirement employee benefit income	(7)	(5)	(24)	(19)
Exchange losses (gains)	4	17	(3)	37
Restructuring charges	8	14	31	41
Asset-related charges	1	46	3	109
Gain on sale of assets and businesses	—	(169)	(14)	(258)
Transaction costs [1]	1	2	3	18
Legal and other charges [2]	7	5	18	24
Adjusted EBITDA	$381	$268	$1,028	$583
[1]	Includes accounting, legal and bankers’ transaction fees incurred related to the Company's strategic initiatives.
[2]	Includes litigation settlements, water treatment accruals related to PFOA, employee separation costs and lease termination charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Guarantor Condensed Consolidating Financial Information

The following guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the issuance of the Notes by The Chemours Company (Parent Issuer). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain subsidiaries (together, Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned by the Company. No other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, Non-Guarantor Subsidiaries). The Guarantor Subsidiaries may be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016;
•	the condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016; and
•	the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016.

The condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for Chemours’ share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information in this footnote should be read in conjunction with the consolidated financial statements presented and other notes related thereto contained in this Quarterly Report on Form 10-Q.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$960	$1,053	$(429)	$1,584
Cost of goods sold	—	773	753	(409)	1,117
Gross profit	—	187	300	(20)	467
Selling, general and administrative expense	7	105	43	(7)	148
Research and development expense	—	19	1	—	20
Restructuring and asset-related charges, net	—	8	—	—	8
Total expenses	7	132	44	(7)	176
Equity in earnings of affiliates	—	—	9	—	9
Equity in earnings of subsidiaries	233	—	—	(233)	—
Interest (expense) income, net	(57)	2	—	—	(55)
Intercompany interest income (expense), net	16	—	(16)	—	—
Other income (expense), net	6	22	(17)	(6)	5
Income before income taxes	191	79	232	(252)	250
(Benefit from) provision for income taxes	(16)	18	42	(1)	43
Net income	207	61	190	(251)	207
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$207	$61	$190	$(251)	$207
Comprehensive income attributable to Chemours	$228	$63	$225	$(288)	$228

	Three Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$961	$847	$(410)	$1,398
Cost of goods sold	—	791	656	(391)	1,056
Gross profit	—	170	191	(19)	342
Selling, general and administrative expense	5	115	34	(6)	148
Research and development expense	—	19	—	—	19
Restructuring and asset-related charges, net	—	60	—	—	60
Total expenses	5	194	34	(6)	227
Equity in earnings of affiliates	—	1	8	—	9
Equity in earnings of subsidiaries	226	—	—	(226)	—
Interest expense, net	(50)	(1)	—	—	(51)
Intercompany interest income (expense), net	15	1	(16)	—	—
Other income, net	5	70	94	(8)	161
Income before income taxes	191	47	243	(247)	234
(Benefit from) provision for income taxes	(13)	29	29	(15)	30
Net income	204	18	214	(232)	204
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$204	$18	$214	$(232)	$204
Comprehensive income attributable to Chemours	$210	$18	$226	$(244)	$210

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,904	$2,941	$(1,237)	$4,608
Cost of goods sold	—	2,358	2,210	(1,227)	3,341
Gross profit	—	546	731	(10)	1,267
Selling, general and administrative expense	26	339	101	(22)	444
Research and development expense	—	57	4	—	61
Restructuring and asset-related charges, net	—	28	3	—	31
Total expenses	26	424	108	(22)	536
Equity in earnings of affiliates	—	—	26	—	26
Equity in earnings of subsidiaries	594	—	—	(594)	—
Interest (expense) income, net	(164)	1	2	—	(161)
Intercompany interest income (expense), net	48	—	(48)	—	—
Other income (expense), net	19	93	(37)	(22)	53
Income before income taxes	471	216	566	(604)	649
(Benefit from) provision for income taxes	(47)	40	136	1	130
Net income	518	176	430	(605)	519
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$518	$176	$429	$(605)	$518
Comprehensive income attributable to Chemours	$675	$178	$640	$(818)	$675

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,898	$2,367	$(1,187)	$4,078
Cost of goods sold	—	2,506	1,921	(1,160)	3,267
Gross profit	—	392	446	(27)	811
Selling, general and administrative expense	17	350	103	(16)	454
Research and development expense	—	58	2	—	60
Restructuring and asset-related charges (credits), net	—	147	(2)	—	145
Total expenses	17	555	103	(16)	659
Equity in (loss) earnings of affiliates	—	(2)	19	—	17
Equity in earnings of subsidiaries	307	—	—	(307)	—
Interest expense, net	(155)	(2)	—	—	(157)
Intercompany interest income (expense), net	44	4	(48)	—	—
Other income, net	15	178	72	(15)	250
Income before income taxes	194	15	386	(333)	262
(Benefit from) provision for income taxes	(43)	25	53	(10)	25
Net income (loss)	237	(10)	333	(323)	237
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$237	$(10)	$333	$(323)	$237
Comprehensive income (loss) attributable to Chemours	$250	$(10)	$355	$(345)	$250

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$504	$1,031	$—	$1,535
Accounts and notes receivable - trade, net	—	316	626	—	942
Intercompany receivable	19	684	196	(899)	—
Inventories	—	348	592	(63)	877
Prepaid expenses and other	—	59	20	—	79
Deferred income taxes	—	—	—	—	—
Total current assets	19	1,911	2,465	(962)	3,433
Property, plant and equipment	—	6,346	2,066	—	8,412
Less: Accumulated depreciation	—	(4,410)	(1,052)	—	(5,462)
Property, plant and equipment, net	—	1,936	1,014	—	2,950
Goodwill and other intangible assets, net	—	153	14	—	167
Investments in affiliates	—	—	166	—	166
Investment in subsidiaries	4,114	—	—	(4,114)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	35	101	292	(24)	404
Total assets	$5,318	$4,101	$3,951	$(6,250)	$7,120
Liabilities and equity
Current liabilities:
Accounts payable	$—	$589	$421	$—	$1,010
Current maturities of long-term debt	14	—	—	—	14
Intercompany payable	354	196	349	(899)	—
Other accrued liabilities	72	310	164	—	546
Total current liabilities	440	1,095	934	(899)	1,570
Long-term debt, net	4,078	3	—	—	4,081
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	107	92	(24)	175
Other liabilities	—	392	97	—	489
Total liabilities	4,518	1,597	2,273	(2,073)	6,315
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	800	2,504	1,673	(4,177)	800
Non-controlling interests	—	—	5	—	5
Total equity	800	2,504	1,678	(4,177)	805
Total liabilities and equity	$5,318	$4,101	$3,951	$(6,250)	$7,120

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(60)	$32	$364	$—	$336
Investing activities
Purchases of property, plant and equipment	—	(204)	(42)	—	(246)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	408	—	(408)	—
Foreign exchange contract settlements, net	—	5	—	—	5
Cash provided by (used for) investing activities	—	248	(42)	(408)	(202)
Financing activities
Proceeds from the issuance of debt, net	494	—	—	—	494
Intercompany short-term borrowing repayments, net	(408)	—	—	408	—
Debt repayments	(24)	—	—	—	(24)
Dividends paid	(16)	—	—	—	(16)
Debt issuance costs	(6)	—	—	—	(6)
Tax payments related to withholdings on vested restricted stock units	(10)	—	—	—	(10)
Proceeds from issuance of stock options, net	30	—	—	—	30
Cash provided by financing activities	60	—	—	408	468
Effect of exchange rate changes on cash and cash equivalents	—	—	31	—	31
Increase in cash and cash equivalents	—	280	353	—	633
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$504	$1,031	$—	$1,535

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Operating activities
Cash (used for) provided by operating activities	$(105)	$173	$256	$—	$324
Investing activities
Purchases of property, plant and equipment	—	(142)	(93)	—	(235)
Proceeds from sales of assets and businesses, net	—	590	117	—	707
Intercompany investing activities	—	(328)	—	328	—
Foreign exchange contract settlements	—	(1)	—	—	(1)
Investment in affiliates	—	—	(2)	—	(2)
Cash provided by investing activities	—	119	22	328	469
Financing activities
Intercompany short-term borrowings, net	328	—	—	(328)	—
Debt repayments	(205)	(7)	—	—	(212)
Dividends paid	(16)	—	—	—	(16)
Deferred financing fees	(2)	—	—	—	(2)
Cash provided by (used for) financing activities	105	(7)	—	(328)	(230)
Effect of exchange rate changes on cash and cash equivalents	—	—	28	—	28
Increase in cash and cash equivalents	—	285	306	—	591
Cash and cash equivalents at beginning of the period	—	95	271	—	366
Cash and cash equivalents at end of the period	$—	$380	$577	$—	$957

The Chemours Company

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of our results of operations and financial condition, which we refer to as “MD&A”, supplements the unaudited interim consolidated financial statements and related notes included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition and the results of our operations. The discussion and analysis presented below, refer to, and should be read in conjunction with, the unaudited interim consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise requires.

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

Transformation Plan

After the separation from DuPont in 2015, Chemours announced a plan to transform the Company by reducing structural costs, growing market positions, optimizing its portfolio, refocusing investments and enhancing its organization. Chemours expects the transformation plan to deliver at least $500 million of incremental adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) improvement over 2015 through 2017 based on our anticipated cost reduction and growth initiatives. We expect cost savings of approximately $350 million and approximately $150 million in improvements from growth initiatives will also improve our pre-tax earnings by similar amounts. Through year-end 2016, we realized approximately $200 million in cost savings, and we continue to implement additional cost reduction initiatives in order to realize our target additional structural costs savings of approximately $150 million through 2018 and beyond. These improvements will be partially offset by the impact of divestitures completed during 2016, unfavorable price and mix of other products and may also be impacted by market factors and other costs to achieve our plans. The results of our transformation actions are further discussed in the Results of Operations, Segment Reviews and Outlook sections of this MD&A and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Chemours Company

Recent Developments

In August 2017, we paid the remaining $320 million of the $335 million in settlement payments we accrued in connection with the PFOA MDL Settlement for a complete release of all claims by the settling plaintiffs. Details of the PFOA MDL Settlement are discussed further in Note 13 to the Interim Consolidated Financial Statements in Item 1.

In the third quarter of 2017, we announced a restructuring program designed to outsource and consolidate certain business process activities, consolidate outsourced third party information technology (IT) providers and implement various upgrades to the Company’s IT infrastructure. Further, in October, we announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage anticipated future changes to the Company’s workforce. We anticipate that the Company will incur approximately $45 to $55 in charges for restructuring-related activities and termination benefits through the end of 2018 associated with this program, which is described in further detail in Note 3 to the Interim Consolidated Financial Statements in Item 1.

Our Third Quarter 2017 Results and Business Highlights

Our net sales for the three and nine months ended September 30, 2017 were $1.6 billion and $4.6 billion, respectively, representing increases of 13% when compared with $1.4 billion and $4.1 billion for the three and nine months ended September 30, 2016, respectively.

We recognized net income attributable to Chemours of $207 million and $518 million for the three and nine months ended September 30, 2017, respectively, representing increases of 1% and 119% when compared with $204 million and $237 million for the three and nine months ended September 30, 2016, respectively.

Our Adjusted EBITDA for the three and nine months ended September 30, 2017 was $381 million and $1.0 billion, respectively, representing increases of 42% and 76% when compared with $268 million and $583 million for the three and nine months ended September 30, 2016, respectively.

Our results for the periods presented reflect our customers’ preference and higher global average selling price for Ti-PureTM TiO2 in our Titanium Technologies segment and strong demand for OpteonTM refrigerants and other fluoropolymers in our Fluoroproducts segment, which are partially offset by the impact of portfolio changes in our Chemical Solutions segment.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net sales	$1,584	$1,398	$4,608	$4,078
Cost of goods sold	1,117	1,056	3,341	3,267
Gross profit	467	342	1,267	811
Selling, general and administrative expense	148	148	444	454
Research and development expense	20	19	61	60
Restructuring and asset-related charges, net	8	60	31	145
Total expenses	176	227	536	659
Equity in earnings of affiliates	9	9	26	17
Interest expense, net	(55)	(51)	(161)	(157)
Other income, net	5	161	53	250
Income before income taxes	250	234	649	262
Provision for income taxes	43	30	130	25
Net income	207	204	519	237
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income attributable to Chemours	$207	$204	$518	$237

Net Sales

Our net sales increased by $186 million, or 13%, to $1.6 billion for the three months ended September 30, 2017 from $1.4 billion for the three months ended September 30, 2016. The increase in net sales reflects a 9% improvement in price, primarily attributable to our Titanium Technologies segment, higher demand in all segments driving a volume increase of 6% and slightly favorable foreign currency exchange rates. The increase in net sales was partially offset by a negative 3% impact resulting primarily from portfolio changes in our Chemical Solutions segment.

The Chemours Company

Our net sales increased by $530 million, or 13%, to $4.6 billion for the nine months ended September 30, 2017 from $4.1 billion for the nine months ended September 30, 2016. The increase in net sales reflects a 7% improvement in price, primarily attributable to our Titanium Technologies segment, and higher demand in all segments driving a volume increase of 12%. The increase in net sales was partially offset by a negative 6% impact resulting primarily from portfolio changes in our Chemical Solutions segment.

The following table shows the impact of price, volume, currency and portfolio changes on net sales for the three and nine months ended September 30, 2017 when compared with the three and nine months ended September 30, 2016:

Change in net sales from prior period	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Price	9%	7%
Volume	6%	12%
Currency	1%	—%
Portfolio / other	(3)%	(6)%
Total change	13%	13%

Cost of goods sold

Cost of goods sold (COGS) increased by $61 million, or 6%, and $74 million, or 2%, for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The increase in COGS for the three months ended September 30, 2017 was primarily driven by costs related to volume increases, incremental increases in raw material inputs and distribution costs, capital-related expenses and expenditures related to Hurricane Harvey. The increase in COGS for the nine months ended September 30, 2017 was primarily driven by increases in volume, as well as costs associated with transformation activities and higher performance-related compensation. These increases were partially offset by the impact of portfolio changes in our Chemical Solutions segment.

Selling, general and administrative expense

Selling, general and administrative (SG&A) expense for the three months ended September 30, 2017 and 2016 remained flat at $148 million. For the nine months ended September 30, 2017, SG&A expense decreased by $10 million, or 2%, to $444 million when compared with $454 million for the nine months ended September 30, 2016. The decrease in SG&A expense for the nine months ended September 30, 2017 was primarily attributable to a reduction in management and administrative expense. Additionally, we incurred $17 million in transaction-related costs associated with the sale of our Clean & Disinfect (C&D) product line and Sulfur business in 2016 which did not recur in 2017. Our reduction in transaction-related costs was partially offset by $28 million in incremental costs for transformation activities and higher performance-related compensation for the nine months ended September 30, 2017.

Research and development expense

Research and development (R&D) expense increased marginally to $20 million for the three months ended September 30, 2017 when compared with $19 million for the three months ended September 30, 2016. R&D expense for the nine months ended September 30, 2017 also increased marginally to $61 million when compared with $60 million for the nine months ended September 30, 2016. The marginal increase in R&D expense for the three and nine months ended September 30, 2017 was primarily attributable to increased investment in product development and higher performance-related compensation.

Restructuring and asset-related charges, net

Restructuring and asset-related charges, net, on a pre-tax basis, amounted to $8 million and $31 million for the three and nine months ended September 30, 2017, respectively, and $60 million and $145 million for the three and nine months ended September 30, 2016, respectively. Our restructuring charges for the three and nine months ended September 30, 2017 primarily reflect decommissioning and other charges associated with the production shutdown at our Reactive Metals Solutions (RMS) facility in Niagara Falls, New York, and our 2017 corporate restructuring activities. Our restructuring charges for the three and nine months ended September 30, 2016 primarily reflect decommissioning and other charges associated with the closure of our Edge Moor, Delaware production facility, the production shutdown at our RMS facility and asset-related charges of $46 million and $58 million for pre-tax impairment losses associated with our aniline facility in Pascagoula, Mississippi and the sale of our Sulfur business, respectively.

Interest expense, net

We incurred interest expense, net of $55 million and $161 million for the three and nine months ended September 30, 2017, respectively, and $51 million and $157 million for the three and nine months ended September 30, 2016, respectively. Interest

The Chemours Company

expense, net increased by $4 million for the three months ended September 30, 2017, primarily due to increased interest resulting from our issuance of the 2027 Notes in May 2017. Interest expense, net increased by $4 million for the nine months ended September 30, 2017, primarily due to the aforementioned increase in interest from our 2027 Notes, which was partially offset by decreased interest resulting from our April 2017 repricing and lower outstanding principal on our senior secured term loans, 2023 Notes and Euro Notes. In addition, for the nine months ended September 30, 2016, we recorded a non-recurring net gain of $10 million on debt extinguishment resulting from the repurchase of certain portions of our senior unsecured notes in the open market, which was partially offset by a non-recurring net loss of $4 million resulting from the write-off of unamortized debt issuance costs associated with the reduction in commitment on our Revolving Credit Facility.

Other income, net

Other income, net was $5 million for the three months ended September 30, 2017, representing a decrease of $156 million when compared with $161 million for the three months ended September 30, 2016. This decrease was primarily attributable to a non-recurring gain of $169 million on the sale of our C&D product line in 2016, partially offset by a $13 million decrease in foreign currency exchange losses in 2017. Other income, net was $53 million for the nine months ended September 30, 2017, representing a decrease of $197 million when compared with $250 million for the nine months ended September 30, 2016. This decrease was primarily attributable to a non-recurring gain of $89 million on the sale of our Beaumont, Texas facility during the first quarter of 2016, plus the aforementioned sale of our C&D product line during the third quarter of 2016. A non-recurring gain of $12 million on the sale of land which formerly held our Edge Moor, Delaware facility during the first quarter of 2017, and $40 million in net favorable foreign currency exchange activity partially offsets the decrease in other income, net for the nine months ended September 30, 2017 when compared with the same period in 2016.

Provision for income taxes

We recorded a provision for income taxes of $43 million and $30 million for the three months ended September 30, 2017 and 2016, respectively, resulting in effective income tax rates of 17% and 13%, respectively. For the nine months ended September 30, 2017 and 2016, we recorded a provision for income taxes of $130 million and $25 million, respectively, resulting in effective income tax rates of 20% and 10%, respectively. Our provision for income taxes for the three and nine months ended September 30, 2017 is inclusive of $5 million and $18 million in benefit from windfalls on share-based payments, respectively, due to our adoption of ASU No. 2016-09 during 2017. The remaining change in our effective tax rate from the prior year is primarily due to the Company’s geographical mix of earnings, as well as the impact of the additional valuation allowance on U.S. foreign tax credits of $65 million and $50 million for the three and nine months ended September 30, 2017, respectively, from which the Company does not expect to benefit in the current year.

Segment Reviews

Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the component of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2017 and 2016 is included in the Non-GAAP Financial Measures in this Item 2.

The Chemours Company

The following table represents Chemours’ total consolidated Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Titanium Technologies	$249	$144	$601	$309
Fluoroproducts	158	143	510	333
Chemical Solutions	18	9	37	30
Corporate and Other	(44)	(28)	(120)	(89)
Total Adjusted EBITDA	$381	$268	$1,028	$583

Titanium Technologies

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$799	$625	$2,173	$1,742
Adjusted EBITDA	249	144	601	309
Adjusted EBITDA margin	31%	23%	28%	18%

Change in segment net sales from prior period	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Price	18%	16%
Volume	8%	9%
Currency	2%	—%
Portfolio / other	—%	—%
Total change	28%	25%

Segment Net Sales

Net sales increased by 28% and 25% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. For the three months ended September 30, 2017, 18% of the increase in net sales was attributable to higher global average selling price for TiO2, 8% of the increase was attributable to higher demand and 2% of the increase was attributable to favorable foreign currency exchange rates. For the nine months ended September 30, 2017, 16% of the increase in net sales was attributable to improved price and 9% of the increase was attributable to higher demand.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA increased by 73% and 95% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. Our Adjusted EBITDA margin increased by 8% and 10% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2017 were primarily attributable to the aforementioned increases in price and volume, which were partially offset by incremental increases in raw material inputs and distribution costs. The increases in Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2017 were primarily attributable to the aforementioned increases in price and volume, which were partially offset by costs associated with transformation activities and higher performance-related compensation.

Fluoroproducts

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$637	$591	$1,998	$1,695
Adjusted EBITDA	158	143	510	333
Adjusted EBITDA margin	25%	24%	26%	20%

The Chemours Company

Change in segment net sales from prior period	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Price	2%	1%
Volume	5%	17%
Currency	1%	—%
Portfolio / other	—%	—%
Total change	8%	18%

Segment Net Sales

Net sales increased by 8% and 18% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The increase in net sales for the three and nine months ended September 30, 2017 was primarily attributable to continuing solid demand for Opteon™ refrigerant in Europe and the U.S. as well as increases in demand for our fluoropolymer products, leading to volume increases of 5% and 17% over the same periods in 2016, respectively. Marginal price increases and slightly favorable foreign currency exchange rates further improved net sales for the three and nine months ended September 30, 2017 when compared with the same period in 2016.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA increased by 10% and 53% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. Our Adjusted EBITDA margin increased by 1% and 6% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2017 were primarily attributable to the aforementioned volume increases, which were partially offset by higher performance-related compensation, expenditures associated with Hurricane Harvey and capital-related expenses. The increases in Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2017 were primarily attributable to the aforementioned volume increases, which were partially offset by costs associated with transformation activities and higher performance-related compensation.

Chemical Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Segment net sales	$148	$182	$437	$641
Adjusted EBITDA	18	9	37	30
Adjusted EBITDA margin	12%	5%	9%	5%

Change in segment net sales from prior period	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Price	—%	1%
Volume	5%	5%
Currency	—%	—%
Portfolio / other	(24)%	(38)%
Total change	(19)%	(32)%

Segment Net Sales

Net sales decreased by 19% and 32% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The decrease in net sales for the three and nine months ended September 30, 2017 was primarily attributable to portfolio changes resulting from the sales of our aniline facility in Beaumont, Texas and our C&D and Sulfur businesses, as well as the production shutdown at our RMS facility in Niagara Falls, New York. Collectively, our portfolio changes represented a decrease in net sales of 24% and 38% when compared with the three and nine months ended September 30, 2016, respectively. The decrease in net sales was partially offset by volume increases of 5% and marginal price increases in the remaining segment for the three and nine months ended September 30, 2017.

The Chemours Company

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA increased by 100% and 23% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. Our Adjusted EBITDA margin increased by 7% and 4% for the three and nine months ended September 30, 2017, respectively, when compared with the same periods in 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2017 were primarily attributable to the aforementioned volume increases and cost reductions associated with portfolio changes and other initiatives in the remaining segment.

Corporate and Other

Corporate costs and certain legal and environmental expenses that are not allocated to the segments are reflected in Corporate and Other. The increase of $16 million in Corporate and Other costs for the three months ended September 30, 2017 when compared with the same period in 2016 was primarily attributable to increased costs associated with legacy environmental liabilities. The increase of $31 million in Corporate and Other costs for the nine months ended September 30, 2017 when compared with the same period in 2016 was primarily attributable to increased costs associated with legacy environmental liabilities, legal costs and performance-related compensation.

2017 Outlook

For the remainder of the year, we continue to anticipate that the Company’s revenue and earnings performance will remain strong. We expect to deliver full-year Adjusted EBITDA improvement, with similar pre-tax income improvement, substantially in excess of our transformation goals. We are targeting additional structural cost savings of approximately $150 million, and we continue to implement certain initiatives in order to realize our target cost savings, which are expected to be fully realized in 2018 and beyond. We also expect to generate positive free cash flow for the full-year 2017, including payments relating to the PFOA MDL Settlement. Our outlook reflects our current visibility and expectations on market factors, such as currency movements, TiO2 pricing, end-market demand and seasonality.

Liquidity and Capital Resources

Chemours’ primary sources of liquidity are cash generated from operations, available cash and borrowings under our debt financing arrangements. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend and contractual obligations. Our financial policy seeks to (a) selectively invest for growth to enhance our portfolio including certain strategic capital investments, (b) return cash to shareholders through dividend payments and possible share repurchases in the future and (c) maintain appropriate leverage by using free cash flow to repay outstanding borrowings. Subject to approval, we may raise additional capital or borrowings from time-to-time; however, there can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions.

We anticipate making significant payments for interest, capital expenditures, restructuring and dividends over the next 12 months, which we expect to fund through cash generated from operations, available cash and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide sufficient liquidity for the Company over the next 12 months. The availability of funds under our Revolving Credit Facility, which is discussed further in the Credit Facilities and Notes section of this MD&A, is subject to the last 12 months of our consolidated EBITDA, as defined in the credit agreement.

At September 30, 2017 and December 31, 2016, we had $1.0 billion and $678 million, respectively, of cash and cash equivalents on our consolidated balance sheets held by our foreign subsidiaries, all of which is readily convertible into currencies used in our operations, including the U.S. Dollar. Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At September 30, 2017 and December 31, 2016, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries outside of the U.S. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

No deferred tax liabilities have been recognized with regard to the $1.0 billion and $678 million of cash and cash equivalents held by our foreign subsidiaries at September 30, 2017 and December 31, 2016, respectively, or on our undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution. Therefore, it is not practicable to estimate the income tax liabilities that might be incurred if such cash and earnings were repatriated to the U.S.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) operating, investing and financing activities:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash provided by operating activities	$336	$324
Cash (used for) provided by investing activities	(202)	469
Cash provided by (used for) financing activities	468	(230)

Operating Activities

Cash provided by operating activities was $336 million and $324 million for the nine months ended September 30, 2017 and 2016, respectively. Increases resulting from net income of $519 million for the nine months ended September 30, 2017 when compared with $237 million for the nine months ended September 30, 2016 were offset by our payment of the PFOA MDL Settlement for $335 million and our full utilization of the $190 million prepayment received from DuPont in 2016 during 2017, which negatively impacted our operating cash flows resulting from changes in working capital.

Investing Activities

Cash used for investing activities was $202 million for the nine months ended September 30, 2017 compared with cash provided by investing activities of $469 million for the nine months ended September 30, 2016. Our capital expenditures for the nine months ended September 30, 2017 and 2016 remained consistent at $246 million and $235 million, respectively. In the nine months ended September 30, 2017, we sold our corporate headquarters building in Wilmington, Delaware and the land which formerly held our manufacturing facility in Edge Moor, Delaware for net proceeds of $29 million and $9 million, respectively. In the nine months ended September 30, 2016, we sold our aniline facility in Beaumont, Texas, land in Repauno, New Jersey, and our C&D and Sulfur businesses for net proceeds of $140 million, $22 million, $223 million and $321 million, respectively.
We expect our full year capital expenditures in 2017 to be between $400 million and $450 million, which exceeds our annual capital expenditures in 2016, primarily due to expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas and our Mining Solutions expansion in Laguna, Mexico, which began in June 2017.

Financing Activities

Cash provided by financing activities was $468 million for the nine months ended September 30, 2017 compared with cash used for financing activities of $230 million for the nine months ended September 30, 2016. In May 2017, we issued a $500 million aggregate principal amount of 5.375% senior unsecured notes, which are due in May 2027. Proceeds from this offering were $489 million, which is net of an original issue discount of $5 million and underwriting fees and other related expenses of $6 million. We received $30 million from the exercise of employees’ stock options during 2017. Repayments on our senior secured term loans, payments for dividends and tax payments for withholdings on vested restricted stock units of $24 million, $16 million and $10 million, respectively, offset our financing cash inflows for the nine months ended September 30, 2017.

In the third quarter of 2016, we repurchased a portion of our senior secured term loans with an aggregate principal amount of $50 million for $49 million, a portion of our 2023 Notes with an aggregate principal amount of $116 million for $107 million and a portion of our Euro Notes with an aggregate principal amount of $42 million for $39 million. These repurchases were made in addition to our required quarterly repayments on our senior secured term loans throughout the year. We also paid dividends amounting to $16 million during the nine months ended September 30, 2016.

Current Assets

(Dollars in millions)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$1,535	$902
Accounts and notes receivable - trade, net	942	807
Inventories	877	767
Prepaid expenses and other	79	77
Total current assets	$3,433	$2,553

The Chemours Company

Accounts and notes receivable - trade, net at September 30, 2017 increased by $135 million when compared with December 31, 2016 due to higher sales in the third quarter of 2017 over the fourth quarter of 2016 and a favorable currency translation impact of $22 million.

Inventories at September 30, 2017 increased by $110 million when compared with December 31, 2016 due to inventory build for increased sales demand and a favorable currency translation impact of $17 million.

Current Liabilities

(Dollars in millions)	September 30, 2017	December 31, 2016
Accounts payable	$1,010	$884
Current maturities of long-term debt	14	15
Other accrued liabilities	546	872
Total current liabilities	$1,570	$1,771

Accounts payable at September 30, 2017 increased by $126 million when compared with December 31, 2016 due to higher inventories and timing of payments to vendors.

Other accrued liabilities at September 30, 2017 decreased by $326 million when compared with December 31, 2016 primarily due to payment of the PFOA MDL Settlement for $335 million.

Credit Facilities and Notes

Our credit agreement, as amended, provides for seven-year senior secured term loans and a five-year, $750 million senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs and other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At September 30, 2017, the facility had a full borrowing capacity of $750 million, from which we had $102 million in letters of credit issued and outstanding.

On April 3, 2017, we completed an amendment (April 2017 Amendment) to our credit agreement which provides for a new class of term loans, denominated in Euros, in an aggregate principal amount of €400 million (Euro Term Loan), and a new class of term loans, denominated in U.S. Dollars, in an aggregate principal amount of $940 million (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the prior term loan (Prior Term Loan) outstanding of $1.4 billion. The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan. The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April 2017 Amendment also modified certain provisions of the credit agreement, including increasing certain incurrence limits to allow further flexibility for the Company. All other provisions, including financial covenants, remained unchanged. No incremental debt was issued as a result of the April 2017 Amendment, although the Euro Term Loan is subject to remeasurement gains or losses. We recorded a $3 million loss on debt extinguishment and related amendment fees in the second quarter of 2017.

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, as amended, require us not to exceed a maximum senior secured net leverage ratio of: (a) 3.50 to 1.00 each quarter through December 31, 2016; (b) 3.00 to 1.00 through June 30, 2017; and (c) further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. The senior secured credit facilities and the Notes (collectively, the 2023 Notes, the 2025 Notes, the Euro Notes and the 2027 Notes) contain events of default customary for these types of financings, including cross default and cross acceleration provisions to material indebtedness of Chemours. We were in compliance with our debt covenants at September 30, 2017.

In the event of default under our Revolving Credit Facility, our lenders under the Revolving Credit Facility can terminate their commitments thereunder, cease making further revolving loans and accelerate any outstanding revolving loans. This would allow the lenders under the Revolving Credit Facility to declare the outstanding term loans to be immediately due and payable and to institute foreclosure proceedings against the collateral securing the credit facility, which could force us into bankruptcy or liquidation. Any event of default or declaration of acceleration under the credit agreement also may result in an event of default under the indentures governing the Notes. Any such default, event of default or declaration of acceleration could materially and adversely affect our results

The Chemours Company

of operations and financial condition. Please see the section titled Risks Related to Our Indebtedness of the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 for additional detail.

For the remainder of 2017, under the April 2017 Amendment, we are required to make principal payments related to the New Term Loans of $3 million and approximately $14 million in each year from 2018 to 2021. Debt maturities related to the New Term Loans and the Notes in 2022 and beyond will be $4,085 million. In addition, following the end of each fiscal year commencing on the year ended December 31, 2016, on an annual basis, we are also required to make additional principal repayments, depending on our leverage level as defined in the credit agreement, equivalent to up to 50% of excess cash flow based on certain leverage targets with stepdowns to 25% and 0% as actual leverage decreases to below a 3.00 to 1.00 leverage target at the end of each fiscal year. No principal repayments were required to be made in 2017 based upon our December 31, 2016 excess cash flow determined under the credit agreement. See Note 12 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information related to our indebtedness.

On May 23, 2017, Chemours issued a $500 million aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489 million, net of an original issue discount of $5 million and underwriting fees and other related expenses of $6 million, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 accrued for the global settlement of the PFOA MDL Settlement, and the remainder is available for general corporate purposes.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the existing and future domestic subsidiaries that (a) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or (b) guarantees other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100 million. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and are senior in right of payment to all of Chemours’ existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Chemours may redeem the 2027 Notes, in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027. Chemours may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases. Chemours is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Supplier Financing

We maintain global paying services agreements with two financial institutions. Under these agreements, the financial institutions act as the paying agents for Chemours with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2017, total payment instructions from Chemours amounted to $158 million. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to get paid early at their discretion. The available capacity under these programs can vary based on the number of investors participating in these programs at any point in time.

Contractual Obligations

During the quarter ended September 30, 2017, we entered into a raw materials supply contract with a third party supplier which resulted in an increase to our total purchase obligations for raw materials. This increase has been reflected in the table below, which shows the Company’s total purchase obligation-related contractual obligations.

		Payments Due In
(Dollars in millions)	Total at September 30, 2017	Remainder of 2017	2018 - 2019	2020 - 2021	2022 and Beyond
Purchase obligations for raw materials	$1,240	$40	$218	$142	$840

The Chemours Company

Off Balance Sheet Arrangements

Information with respect to Chemours’ guarantees is included in Note 20 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016. Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe Chemours has the financial resources to satisfy these guarantees in the event required. Any remaining guarantees outstanding at September 30, 2017 were insignificant.

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

Recent Accounting Pronouncements

See Note 2 to the Interim Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for discussions of recent accounting pronouncements.

Environmental Matters

Consistent with Chemours’ values and our Environment, Health and Safety Policy, we are committed to preventing releases to the environment at our manufacturing sites to keep our people and communities safe, and to be good stewards of the environment. Chemours is also subject to environmental laws and regulations relating to the protection of the environment. We believe that, as a general matter, our policies, standards and procedures are properly designed to prevent unreasonable risk of harm to people and the environment, and that our handling, manufacture, use and disposal of hazardous substances are in accordance with applicable environmental laws and regulations.

Environmental Remediation

Mainly because of past operations, operations of predecessor companies or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the separation.

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state, federal and foreign laws. These laws require certain investigative, remediation and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. At September 30, 2017 and December 31, 2016, we recorded environmental remediation accruals of $268 million and $278 million, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase to the active clean-up phase, and as construction is completed at active clean-ups, those sites move to the ongoing maintenance and monitoring (OM&M) or closure phase. As final clean-ups for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to $510 million above the amount accrued at September 30, 2017. In general, uncertainty is greatest and the range of potential liability is widest in the investigation phase, and narrows over time as regulatory agencies approve site remedial plans, uncertainty is reduced

The Chemours Company

and, ultimately, sites move into OM&M, where needed. As more sites advance from investigation to active clean-up to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

While there are many remediation sites that contribute to the total environmental remediation accrual, the following sites are among the most significant:

(Dollars in millions)	September 30, 2017	December 31, 2016
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	21	24
East Chicago, Indiana	20	20
Pompton Lakes, New Jersey	64	77
USS Lead, East Chicago, Indiana	28	21
All other sites	123	124
Total accrued environmental remediation	$268	$278

The five sites listed above represent more than 50% of our reserve and we expect to spend, in the aggregate, approximately $100 million over the next three years. For all other sites, we expect to spend approximately $80 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas. Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber and blended tetraethyl lead with halo-carbon solvent/stabilizers. As of June 30, 2017, with our sale of the aniline production unit to Dow in 2016, Chemours has no ongoing manufacturing operations on the site. Dow and Lucite remain as long-term manufacturing tenants.

As site owner, Chemours remains responsible for remediation of historical chemical releases from past operations and is conducting this work under a RCRA hazardous waste post-closure permit and Compliance Plan (CP) issued by the State of Texas. The hazardous waste permit includes provisions to manage wastes and to investigate and mitigate releases. The CP is a component of the permit and includes mitigation and monitoring requirements, including a groundwater remediation system that was installed in 1991 to control chemical migration and protect adjacent water bodies. In addition, several solid waste management unit closures have been conducted and areas of past release addressed through interim measures to protect people and the environment. Over the years, extensive site studies have been completed and a final investigation report (Affected Property Assessment Report, or APAR, under the Texas Risk Reduction Program) for the entire site was approved by the state in 2014. Chemours has recently completed a remedial action plan (RAP), currently under agency review, to address all remaining historical solid waste management units and areas of concern identified in these studies, and expects to have this RAP approved in 2018.

The remediation accrual for Beaumont addresses remaining work identified in the RAP under review by the state as well as post-closure care and monitoring and ongoing operation of the groundwater remediation system. A portion of the accrual also addresses an outstanding Natural Resource Damage claim by state and federal trustees directed to impacts on marshlands within the plant property.

The Chemours Company

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of a site perimeter sheet pile barrier intended to more efficiently contain groundwater, completion of various targeted studies onsite and in adjacent water bodies to close investigation data gaps and selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

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

The Chemours Company

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

The USS Lead site was listed on the National Priorities List in 2009. To facilitate negotiations with potentially responsible parties, the EPA divided the residential part of the USS Lead Superfund Site into three zones, referred to as Zone 1, Zone 2 and Zone 3. The division into three zones resulted in Atlantic Richfield Co. and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement cleanup in Zone 1 and Zone 3. More recently in March 2017, Chemours and three other parties (Atlantic Richfield Co., DuPont and U.S. Metals Refining Co.) entered into an administrative order on consent to reimburse the EPA’s costs to clean up a portion of Zone 2. The EPA is continuing its efforts to identify additional potentially responsible parties (PRPs) for the USS Lead site cleanup, including the remainder of Zone 2. The EPA has scheduled negotiations with some of these parties. The EPA has stated its intention to issue a unilateral order to potentially responsible parties to complete the Zone 2 work. There is uncertainty as to whether the parties who receive the unilateral order will be able to reach an allocation and agree to comply with it.

The environmental accrual for USS Lead is based on the Record of Decision (ROD) and Statement of Work currently in place for Zones 1 and 3, as well as the current estimate of Chemours’ share of the EPA’s Zone 2 cleanup cost. The EPA has announced its intent to reconsider the ROD for Zone 1 and the result of that review could increase or decrease Chemours’ future obligations. In response to the latest cost information received from the EPA for Zone 3 work, as well as the EPA’s stated objective to order Chemours and other PRPs to complete the remainder of the Zone 2 work, Chemours increased its accrual for USS Lead by $8 million in the third quarter of 2017.

PFOA

See discussion under PFOA in Note 13 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

Fayetteville, North Carolina

See discussion under Fayetteville, North Carolina in Note 13 to the Interim Consolidated Financial Statements included in this Quarterly Report on Form 10‑Q.

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

Adjusted EBITDA is defined as income before taxes excluding the following:

•	interest expense, depreciation and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted net income is defined as net income attributable to Chemours adjusted for items excluded from Adjusted EBITDA except interest expense, depreciation and amortization and certain provision for (benefit from) income taxes. Free Cash Flow is defined as

The Chemours Company

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

The following table reconciles Adjusted EBITDA and Adjusted Net Income discussed above to net income attributable to Chemours for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net income attributable to Chemours	$207	$204	$518	$237
Non-operating pension and other post-retirement employee benefit income	(7)	(5)	(24)	(19)
Exchange losses (gains)	4	17	(3)	37
Restructuring charges	8	14	31	41
Asset-related charges	1	46	3	109
Gain on sale of assets or businesses	—	(169)	(14)	(258)
Transaction costs [1]	1	2	3	18
Legal and other charges [2]	7	5	18	24
Benefit from income taxes relating to reconciling items [3]	(7)	(2)	(10)	(16)
Adjusted Net Income	214	112	522	173
Net income attributable to non-controlling interests	—	—	1	—
Interest expense, net	55	51	161	157
Depreciation and amortization	62	73	204	212
All remaining provision for income taxes [3]	50	32	140	41
Adjusted EBITDA	$381	$268	$1,028	$583
[1]	Includes accounting, legal and bankers’ transaction fees incurred related to the Company’s strategic initiatives.
[2]	Includes litigation settlements, water treatment accruals related to PFOA, employee separation costs and lease termination charges.
[3]

Total of (benefit from) provision for income taxes reconciles to the amount reported in the Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016.

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

Chemours enters into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that Chemours holds which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. As of September 30, 2017, we had open foreign exchange forward contracts with an aggregate notional U.S. Dollar equivalent of $619 million, the fair value of which amounted to approximately $1 million of net unrealized loss.

In a hypothetical adverse change in the market prices or rates that existed at September 30, 2017, a 10% appreciation of the U.S. Dollar against our outstanding hedged contracts on foreign currencies, such as the Euro and Chinese Yuan, at the currency exchange

The Chemours Company

rates as of September 30, 2017 would decrease our net income by approximately $10 million, while a 10% depreciation of the U.S. Dollar against the same hedged currencies would increase our net income by approximately $10 million.

Chemours hedges its net investment in certain European operations. Changes in the fair value of the hedge in the net investment of certain European operations are recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2017, Chemours did not record any ineffectiveness and recognized pre-tax losses of $26 million and $76 million, respectively, on its net investment hedges within accumulated other comprehensive income (loss).

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

As of September 30, 2017, the Company’s CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, which is incorporated by reference herein.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this and other litigation matters is included in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, which is incorporated by reference herein.

The Chemours Company

Fayetteville, North Carolina

The following actions related to Fayetteville North Carolina, as discussed in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

Carey vs. E. I. du Pont de Nemours and Company (7:17-cv-00201-D);

Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC (7:17-cv-00195-D);

Nix vs. The Chemours Company FC, LLC (2:17-cv-0046-D);

Morton vs. The Chemours Company FC, LLC (7:17-cv-00197-FL); and

Brunswick County vs. The Chemours Company (7:17-cv-00209-BO).

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

Item 1A.RISK FACTORS

Except for the Risk Factors set forth below, which have been amended and restated in their entirety, there have been no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Risks Related to Our Business

Market conditions and global and regional economic downturns, as well as changes in regulatory requirements (including environmental standards), that adversely affect the demand for the end-use products that contain titanium dioxide, fluoroproducts or our other products, could adversely affect the profitability of our operations and the prices at which we can sell our products, negatively impacting our financial results.

Our revenue and profitability is largely dependent on the titanium dioxide (TiO2) industry and the industries that are end users of our fluoroproducts. TiO2 and our fluoroproducts, such as refrigerants and resins, are used in many “quality of life” products for which demand historically has been linked to global, regional and local gross domestic product and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events are likely to cause a decrease in demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. In addition, because demand for our fluorochemicals is driven in part by industry needs to comply with certain mandated environmental regulations (such as markets for refrigerants and foams with low global warming potential), changes in or elimination of such environmental regulations in the U.S. or other jurisdictions also can negatively impact demand for such products and, as a result, our results of operations and financial condition.

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted legal claims, investigation and litigation matters, such as product liability, patent infringement, antitrust claims and claims for third party property damage or personal injury stemming from alleged

The Chemours Company

environmental actions (which may concern regulated or unregulated substances) or other torts, including, as discussed below, litigation related to the production and use of PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by DuPont prior to the separation. We have also received inquiries, investigations and litigation related to HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer) and other compounds. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results and could adversely impact the value of any of our brands that are associated with any such matters. As discussed in more detail in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, although the 2017 MDL settlement resolved almost all of the approximately 3,500 personal injury lawsuits against DuPont alleging that the respective plaintiffs were exposed to PFOA in drinking water as a result of DuPont’s use of PFOA at the Washington Works plant in Parkersburg, West Virginia, there are risks of additional lawsuits arising out of DuPont’s use of PFOA, its manufacture of PFOA or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. A number of additional PFOA lawsuits have been filed since the MDL Settlement. In addition, as discussed in more detail in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, the Company has received governmental inquiries, and the Company and DuPont have been named in multiple lawsuits, relating to HFPO Dimer Acid and/or other perfluorinated or polyfluorinated compounds, and there are risks that additional lawsuits could be filed. The existing lawsuits and inquiries, and any such additional litigation, relating to PFOA, HFPO Dimer Acid or these other compounds could result in us incurring additional costs and liabilities, which may be material to our financial results.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third party obligations. Additionally, we are required to indemnify DuPont with regard to liabilities allocated to, or assumed by us under each of the separation agreement, the employee matters agreement, the tax matters agreement and the intellectual property cross-license agreement that were executed prior to the spin-off. These indemnification obligations to date have included defense costs associated with certain litigation matters as well as certain damages awards, settlements and penalties. In connection with the MDL Settlement entered above, as detailed in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, DuPont and Chemours entered into an amendment to the separation agreement concerning PFOA costs. As we are required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our results of operations. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes between Chemours and DuPont many also arise with respect to indemnification matters including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect us.

For further information about the Company’s litigation and other commitments and contingencies, see Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1 or Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q.

We are subject to extensive environmental, health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, which could reduce our profitability.

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international and local levels in numerous jurisdictions relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products and storing and disposing of hazardous wastes. Such laws include, in the U.S., the Comprehensive Environmental Response, Compensation and Liability Act (often referred to as Superfund), the Resource Conservation and Recovery Act and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act and the Clean Water Act, for protection of air and water resources, the Toxic Substances Control Act, and in the European Union (EU), the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH), for regulation of chemicals in commerce and reporting of potential known adverse effects and numerous local, state, federal and foreign laws and regulations governing materials transport and packaging. If we are found to be in violation of these laws or regulations, which may be subject to change based on legislative, scientific or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access or experience interruptions in our operations. We also may be subject to changes in our operations and production based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. In addition, the manner in which adopted regulations (including environmental regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or

The Chemours Company

chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.

As a result of our operations, including the operations of divested businesses and certain discontinued operations, we could incur substantial costs, including remediation and restoration costs. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be significant for the foreseeable future. This includes costs we expect to continue to incur for environmental investigation and remediation activities at a number of our current or former sites and third party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with generally accepted accounting principles, the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs. For further information about the Company’s environmental matters and other commitments and contingencies, see Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1, Environmental Matters within Part I, Item 2, Management’s Discussion and Analysis of Financial Conditions and Results of Operations or Legal Proceedings in Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

In May 2016, the European Chemicals Agency (ECHA) accepted a proposal from France’s competent authority under REACH that would classify TiO2 as a carcinogen for humans by inhalation, starting an ECHA Committee for Risk Action (RAC) process to review and decide on this proposal. In June 2017, ECHA’s RAC announced its preliminary conclusion that the evidence meets the criteria under the EU’s Classification, Labeling and Packaging Regulation to classify TiO2 as a Category 2 Carcinogen (suspected human carcinogen) by inhalation. The European Commission (EC) will evaluate the RAC’s formal recommendation in determining whether any regulatory measures should be taken. If the EC were to adopt the regulatory measures that classify TiO2 as a suspected carcinogen, it could increase our TiO2 manufacturing and handling processes and costs.

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

Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement and the intellectual property cross-license agreement we entered into with DuPont prior to the spin-off, we were required to assume, and indemnify DuPont for, certain liabilities. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters as well as certain damages awards, settlement amounts and penalties. In connection with MDL Settlement described above under Our results of operations could be adversely affected by litigation and other commitments and contingencies, DuPont and Chemours entered into an amendment to the separation agreement concerning PFOA costs, the terms of which are described in Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1. Payments pursuant to these indemnities, whether relating to PFOA costs or otherwise, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matter of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect us.

Third parties could also seek to hold us responsible for any of the liabilities of the DuPont businesses. DuPont has agreed to indemnify us for such liabilities, but such indemnity from DuPont may not be sufficient to protect us against the full amount of such liabilities, and DuPont may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from DuPont any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these

The Chemours Company

risks could negatively affect our business, financial condition, results of operations and cash flows. See Note 13 to the Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the Company’s surface mine in Starke, Florida is included in Exhibit 95 to this report.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

See the Exhibit Index for the exhibits filed with this Quarterly Report on Form 10-Q or incorporated by reference.

The Chemours Company

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)

Amendment No. 1, dated August 24, 2017, to the Separation Agreement, dated as of July 1, 2015, by and between E. I. du Pont de Nemours and Company and The Chemours Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 25, 2017).

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

THE CHEMOURS COMPANY
(Registrant)

Date:	November 3, 2017

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and
Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)