Form 10-K
period 2017-12-31
Chemours Co
filed 2018-02-16
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.0 billion. As of February 13, 2018, 182,524,068 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (2018 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Chemours Company

The Chemours Company

Forward-looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the federal securities law, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and within Item 1A – Risk Factors.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	fluctuations in energy and raw materials pricing;
•	failure to develop and market new products and applications, and optimally manage product life cycles;
•	significant litigation and environmental matters, including indemnifications we were required to assume;
•	significant or unanticipated expenses, including, but not limited to, litigation or legal settlement expenses;
•	increased competition and increasing consolidation of our core customers;
•	changes in relationships with our significant customers and suppliers;
•	failure to manage process safety and product stewardship issues appropriately;
•	global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;
•	currency-related risks;
•	our current indebtedness and availability of borrowing facilities, including access to our revolving credit facilities;
•	business or supply disruptions and security threats, such as acts of sabotage, terrorism or war, weather events, and natural disasters;
•	uncertainty regarding the availability of additional financing in the future, and the terms of such financing;
•	negative rating agency actions;
•	changes in laws and regulations or political conditions;
•	ability to protect, defend, and enforce our intellectual property rights;
•	our ability to predict, identify, and address changes in consumer preference and demand;
•	our ability to complete potential divestitures or acquisitions and our ability to realize the expected benefits of divestitures or acquisitions if they are completed;
•	our ability to deliver cost savings as anticipated, whether or not on the timelines proposed;
•	our ability to meet our growth expectations through 2020;
•	our ability to pay a dividend and the amount of any such dividend declared; and,
•	disruptions in our information technology networks and systems.

Additionally, there may be other risks and uncertainties that we are unable to identify at this time, or that we do not currently expect to have a material impact on our business. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as us, we, or our) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. We manage and report our operating results through three reportable segments: Titanium Technologies, Fluoroproducts, and Chemical Solutions. Our Titanium Technologies segment is a leading, global producer of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. Our Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrials, and consumer applications.

We operate 26 production facilities located in 10 countries and serve approximately 4,000 customers across a wide range of end-markets in nearly 130 countries.

The following chart sets forth the global sales of our businesses for the years ended December 31, 2017, 2016, and 2015.

(1)	Europe, the Middle East, and Africa (EMEA).
(2)	Latin America includes Mexico.

We are committed to creating value for our customers through the reliable delivery of high quality products and services around the globe. We create value for our customers and stockholders through: (i) operational excellence and asset efficiency, which includes our commitment to safety and environmental stewardship; (ii) strong customer focus to produce innovative, high performance products; (iii) focus on cash flows generation through optimization of our cost structure, and improvement in working capital and supply chain efficiencies through our transformation plan (described below); (iv) organic growth and inorganic expansions to current business; and, (v) creation of an organization that is committed to our corporate values of safety, customer appreciation, simplicity, collective entrepreneurship, and integrity.

Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2017, no one individual customer balance represented more than 5% of our total outstanding receivables balance and no one individual customer represented more than 10% of our net sales.

The Chemours Company

Corporate History

We began operating as an independent company on July 1, 2015 (Separation Date) after separating from E.I. du Pont de Nemours and Company (DuPont) (Separation). Effective prior to the opening of trading on the New York Stock Exchange (NYSE) on the Separation Date, DuPont completed the Separation of the businesses comprising its Performance Chemicals reporting segment, and certain other assets and liabilities, into us, a separate and distinct public company. The Separation was completed by way of a distribution of all of the then-outstanding shares of our common stock through a dividend-in-kind of our common stock (par value $0.01) to holders of DuPont’s common stock (par value $0.30) as of the close of business on June 23, 2015 (Record Date).

On the Separation Date, each holder of DuPont’s common stock received one share of our common stock for every five shares of DuPont’s common stock held on the Record Date. The Separation was completed pursuant to a separation agreement and other agreements with DuPont, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between us and DuPont following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. These agreements also included arrangements for transition services provided to us by DuPont, which were substantially completed during 2016.

Our Five-Point Transformation Plan

Following the Separation, we developed a five-point transformation plan to address changes to our organization, cost structure, and portfolio of businesses. We made considerable progress on our transformation plan from August 2015 through December 2017 and declared the transformation plan complete at the end of 2017.

The objectives of our multi-year, five-point transformation plan were to improve our financial performance, streamline and strengthen our portfolio, and reduce our leverage by:

(i)	reducing our costs through a simpler business model;
(ii)	optimizing our portfolio to focus on businesses where we have leading positions;
(iii)	growing our market positions where we have competitive advantages;
(iv)	refocusing our investments by concentrating our capital expenditures on our core businesses; and,
(v)	enhancing our organization to deliver our values and support our transformation to a higher value chemistry company.

Through our cost reduction and growth initiatives, as well as improved market conditions, we delivered over $800 million of incremental adjusted earnings before interest, income taxes, depreciation, and amortization (Adjusted EBITDA) improvement over 2015 through 2017. Through year-end 2017, we realized approximately $350 million in cost savings since the Separation, which improved our pre-tax earnings by similar amounts. We continue to implement additional cost reduction initiatives in order to realize additional structural cost savings through 2018 and beyond. These improvements were realized after offsets related to the impact of divestitures completed during 2016, unfavorable price and mix of other products, and may also be impacted by market factors and other costs to achieve our plan.

For the year ended December 31, 2017, we had pre-tax income and Adjusted EBITDA of $912 million and $1.4 billion, respectively, compared with a pre-tax loss and Adjusted EBITDA of $11 million and $822 million, respectively, for the year ended December 31, 2016, and a pre-tax loss and Adjusted EBITDA of $188 million and $573 million, respectively, for the year ended December 31, 2015. Through a combination of higher cash flows from operations and proceeds from asset sales, we reduced our leverage ratio (defined as the ratio of our net debt, or debt less cash and cash equivalents, to Adjusted EBITDA) to below 2.0 times at the end of 2017.

Adjusted EBITDA is a financial measure that is not defined by generally accepted accounting principles (GAAP) in the United States (U.S.) (i.e., it is a non-GAAP financial measure). For further discussion regarding our use of non-GAAP financial measures and reconciliations to their closest GAAP financial measures, see “Non-GAAP Financial Measures” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Growth Expectations Through 2020

On December 1, 2017, we held our first investor day, during which we described how we expect each of our businesses to contribute to our overall growth. For our Titanium Technologies segment, we are implementing a value stabilization strategy in order to seek to reduce volatility for our Ti-PureTM TiO2 pigment earnings. For our Fluoroproducts segment, we are optimizing our fluorochemicals product mix with the expansion of OpteonTM refrigerants capacity and renewing our fluoropolymers portfolio through application development. For our Chemical Solutions segment, we are expanding our capacity to meet demand for our Mining Solutions products. To the extent we are successful in implementing such plans, as to which no assurance can be made, we aim to meet key financial targets through 2020, including goals for our future net sales growth, Adjusted EBITDA margin improvement, adjusted earnings per share (Adjusted EPS), Free Cash Flows (FCF), and Return on Invested Capital (ROIC).

The Chemours Company

Adjusted Net Income, Adjusted EPS, FCF, and ROIC are non-GAAP financial measures. Adjusted Net Income is defined as our net income, adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation and amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is presented on a diluted basis and is calculated by dividing our Adjusted Net Income by the weighted-average number of our common shares outstanding, accounting for the dilutive impact of our stock-based compensation awards. FCF is defined as our cash flows provided by operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted EBITDA, less depreciation and amortization (Adjusted EBIT), divided by the average of our invested capital, which amounts to our net debt plus equity. For further discussion regarding the risks associated with our failure to meet these key financial targets for 2020, see Item 1A – Risk Factors. For further discussion regarding our use of non-GAAP financial measures and reconciliations to their closest GAAP financial measures, see “Non-GAAP Financial Measures” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Segments

In our Titanium Technologies segment, we have a long-standing history of delivering high quality TiO2 pigment using our proprietary chloride technology. We are one of the largest global producers of TiO2, and our low cost network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. During 2016, we further enhanced our operating cost advantage with the startup of a second production line at our Altamira, Mexico facility. We believe we are well-positioned to remain one of the lowest cost TiO2 producers and continue to meet our customers’ growing needs around the world.

In our Fluoroproducts segment, we are one of two globally-integrated producers making both fluorochemicals and fluoropolymers. In our fluorochemicals business, we expect to see increased adoption of Opteon™, one of the world’s lowest global warming potential (GWP) refrigerants, as governments around the world pass legislation that makes the use of low GWP refrigerants a requirement. Our fluoropolymers offerings provide customers with tailored products that have unique properties, including very high temperature resistance and high chemical resistance. We will continue to invest in research and development (R&D) to remain a leader in these areas and ensure that we are able to meet our customers’ needs as regulations change.

In our Chemical Solutions segment, we completed a strategic review of our portfolio in 2016, which included the announced sales of our aniline facility in Beaumont, Texas, our Clean & Disinfect (C&D) business, and our Sulfur products business, as well as ceasing production at our Reactive Metals Solutions (RMS) facility in Niagara Falls, New York. We remain committed to retaining and improving our Mining Solutions business (previously known as our Cyanides business) and the product lines at our Belle, West Virginia site. As the largest global producer of solid sodium cyanide, our Mining Solutions business is recognized for our quality product offering, reliability of supply, and commitment to the safe production, storage, and use of our products. Global demand growth over the next three years is expected to remain healthy, driven by growth in gold ore processing volumes, and use as an intermediate in the synthesis of other chemicals (primarily in China). In the Americas region, the demand for sodium cyanide is expected to far exceed global demand growth rates, and as a result, we are currently building a new manufacturing facility in Mexico using a proprietary manufacturing technology that is inherently easier and safer to use. This new facility is expected to increase our sodium cyanide supply by approximately 50%, and it is expected to be completed in 2018.

We will maintain our commitment to responsible stewardship and safety for our employees, customers, and the communities where we operate. Meeting and exceeding our customers’ expectations while conducting business in accordance with our high ethical standards will continue to be a primary focus for us as we continue to transform into a higher value chemistry company.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 25 – Geographic and Segment Information” within the Consolidated Financial Statements.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of TiO2. TiO2 pigment is used to deliver whiteness, opacity, brightness, and ultra-violet light protection in applications such as architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (PVC) window profiles, laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name to approximately 700 customers globally. We also sell a chloride-based TiO2 pigment under the BaiMaxTM brand name, which is exclusively produced for customers in Greater China. We operate four TiO2 production facilities: two in the U.S., one in Mexico, and one in Taiwan. In addition, we have a large-scale repackaging and distribution facility in Belgium and operate a mineral sands mining operation in Starke, Florida. In total, we have a TiO2 pigment capacity of approximately 1.25 million metric tons per year. We expanded our TiO2 production facility in Altamira, Mexico in 2016, and by late 2017, we demonstrated full production capacity.

The Chemours Company

We are one of a limited number of producers operating a chloride process for the production of TiO2 pigment. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology-based TiO2 producers, as we uniquely utilize a broad spectrum of titanium-bearing ore feedstocks to achieve the highest TiO2 pigment unit margins in our industry. This technology, which is in use at all of our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes and developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance end-user total value.

The overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to be in line with global gross domestic product (GDP) growth. In 2017, demand growth for Ti-PureTM was above global GDP due to increased preference for high quality Ti-PureTM offerings, as well as global supply and demand dynamics. Longer-term, we expect global TiO2 pigment demand growth to correlate to global GDP growth rates. Our future Ti-PureTM demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets.

Our Titanium Technologies segment net sales by region and end-market for the years ended December 31, 2017, 2016, and 2015 are set forth in the following charts.

We sell over 20 different grades of TiO2 pigment, with each grade tailored for targeted applications. Our portfolio of premium performance TiO2 pigment grades provides end-users with benefits beyond opacity, such as longer-lasting performance, brighter colors, and the brilliant whites achievable only through chloride-manufactured pigment.

The Chemours Company

We have operated a titanium mine in Starke, Florida since 1949. The mine provides us with access to a low cost source of domestic, high quality ilmenite ore feedstock and supplies less than 10% of our ore feedstock consumption needs. Co-products of our mining operations, which comprised less than 5% of our total sales in Titanium Technologies in 2017, are zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in steel preparation and maintenance and paint removal.

Following the 2008 global financial crisis, the TiO2 pigment market saw a significant swing in average price from 2010 through 2015. As demand fell sharply during the global financial crisis, some high cost sites were shut down, shrinking overall industry capacity. This was followed by a strong surge in demand from 2010 through 2012, which brought on large price increases over a very short period. Soon thereafter, from 2012 through 2016, an influx of new capacity came online, driving TiO2 pigment prices down sharply. Since 2016, we have been working with our customers to price for the intrinsic value of Ti-PureTM to the end-user. We believe that volatility in both price and supply availability are significant concerns for producers and consumers throughout the value chain, and that a more stable price and supply trajectory for Ti-PureTM will enable our customers to focus on their downstream customer needs and enhance confidence in the long-term stability of the Ti-PureTM supply base.

Industry Overview and Competitors

We estimate that the worldwide demand for TiO2 in 2017 was approximately 6.1 million metric tons, of which, 60% was for premium performance pigments. Worldwide capacity in 2017 was estimated to be approximately 7.3 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. We believe that the utilization of the premium performance manufacturing base is considerably higher than that for general purpose, lower performance production. Over the next few years, we are planning to incrementally increase our production capacity by approximately 10% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 10% of capacity is in line with the anticipated needs of our customers during this time. This new capacity will effectively provide the equivalent of a new production line, while requiring a fraction of the capital investment. Our increased production capacity is also expected to be supported with investments to extend our ilmenite mine and through long-term work contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, and technical service. Our major competitors within higher performance pigments include: The National Titanium Dioxide Company, Ltd., or Cristal, Venator Material plc, Kronos Worldwide, Inc., and Tronox Limited.

Beyond multi-national suppliers, the only other large producer is the Chinese producer, the Lomon-Billions Group. The other TiO2 pigment producers are fragmented, mostly utilizing the sulfate production process, and competing in the general purpose, lower performance pigment market. Within China, over the next few years, we believe that the announced added effective capacity is expected to be somewhat offset by capacity shutdowns at marginal producers.

Raw Materials

The primary raw materials used in the manufacture of TiO2 are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from a number of suppliers around the globe, who are primarily located in Australia and Africa. Our titanium mine in Starke, Florida supplies less than 10% of our raw materials needs. To ensure proper supply volume and to minimize pricing volatility, we generally enter into contracts in which volume is requirement-based and pricing is determined by a range of mechanisms structured to help us achieve competitive cost. We typically enter into a combination of long-term and medium-term supply contracts and source our raw materials from multiple suppliers across different regions and from multiple sites per supplier. Furthermore, we typically purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore in any given time period. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores.

We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provides long-term competitive advantage. Our process technology and ability to use lower grade ilmenite ore gives us the flexibility to alter our ore mix to the lowest cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for distribution and increase storage capacity at our production facilities.

Transporting chlorine, one of our primary raw materials, can be costly. To reduce our expense and our need to transport chlorine, we have a chlor-alkali production facility run by a third-party that is co-located at our New Johnsonville, Tennessee site. Calcined petroleum coke is an important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America and China, typically under contracts that run multiple years to facilitate materials and logistics planning through the supply chain. Distribution efficiency is enhanced through the use of bulk ocean, barge, and rail transportation modes.

The Chemours Company

Energy is another key input cost in the TiO2 manufacturing process, representing approximately 12% of the production cost. We have access to natural gas-based energy at our U.S. and Mexico TiO2 production facilities and our Florida minerals plant, supporting advantaged energy costs given the low cost of shale gas in the U.S.

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. We also utilize third-party sales agents and distributors to expand our reach. TiO2 pigment represents a significant raw material cost for our direct customers, and as a result, purchasing decisions are often made by our customers’ senior management teams. TiO2 pigment, however, is only a small fraction of the cost when considering certain end-use applications, especially in segments with larger value chain players, such as specialty coatings, plastics, and laminates applications. Our sales organization works to develop and maintain close relationships with key decision-makers in our value chain.

In addition to close purchasing relationships, our sales and technical service teams work together to develop relationships with all layers of our customers’ organizations to ensure that we meet our customers’ commercial and technical requirements. When appropriate, we collaborate closely with customers to solve formulation or application problems by modifying product characteristics or developing new product grades.

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

Customers

Globally, we serve approximately 700 customers through our Titanium Technologies segment. In 2017, our 10 largest Titanium Technologies customers accounted for approximately 35% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers in the U.S. and Europe are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network.

Our direct customers in Titanium Technologies are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, PVC window profiles, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

Seasonality

The demand for TiO2 is subject to seasonality due to the influence of weather conditions and holiday seasons on some of our applications, such as decorative coatings. As a result, our TiO2 sales volume is typically lowest in the first quarter, highest in the second and third quarters, and moderate in the fourth quarter. This pattern applies to the entire TiO2 market, but may vary by region, country, or application. It can also be altered by economic or other demand cycles.

Fluoroproducts Segment

Segment Overview

Our Fluoroproducts segment is a global leader in providing fluorine-based, advanced materials solutions. The segment creates products that have unique properties, such as high temperature resistance, high chemical resistance, and unique di-electric properties, for applications across a broad array of industries and applications. We are a global leader in providing fluoroproducts, such as refrigerants and industrial fluoropolymer resins and derivatives.

The manufacturing of fluoroproducts involves complex processes that include the use of highly corrosive and hazardous intermediates. We have an industry-leading safety culture and apply world-class technical expertise to ensure that our operations run safely and reliably. These capabilities, alongside our R&D expertise, allow us to continuously improve our process technology.

We sell fluoroproducts through two primary product groups: Fluorochemicals and Fluoropolymers.

The Chemours Company

Fluorochemicals products include refrigerants, industrial coolers, air conditioning, foam blowing agents, propellants, and fire suppression products. We have held a leading position in the fluorochemicals market since the commercial introduction of Freon™ in 1930. Since the original chlorofluorocarbons (CFCs)-based product was introduced, we have been at the forefront of new technology research for lower GWP and lesser ozone-depleting potential products, leading to the development of hydrochlorofluorocarbons (HCFCs) and hydrofluorocarbons (HFCs). We have a leading position in HFC refrigerants under the brand name Freon™, and we are a leader in the development of sustainable technologies like Opteon™, a line of low GWP hydrofluoroolefin (HFO) refrigerants, which also have a zero-ozone-depletion footprint. Opteon™ was jointly developed with Honeywell International, Inc. (Honeywell) in response to the European Union’s (EU) Mobile Air Conditioning Directive. This patented technology offers similar functionality to current HFC products, but meets or exceeds currently-mandated environmental standards and, in some cases, provides energy efficiency benefits.

We led the industry in the Montreal-Protocol (1987)-driven transition from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs. In 1988, we committed to cease production of CFCs and started manufacturing non-ozone-depleting HFCs in the early 1990s. Driven by new and emerging environmental legislations, and standards currently being implemented across the U.S., Europe, Latin America, and Japan, we have commercialized Opteon™. Over the years, regulations have pushed the industry to evolve and respond to environmental concerns. We will continue to invest in R&D to remain a leader and meet our customers’ needs as regulations change.

Fluorochemicals’ refrigerant sales fluctuate by season as sales in the first half of the year generally are slightly higher than sales in the second half of the year, due to mobile applications. However, Opteon™ sales into mobile air markets will be driven by automotive production, which may lead to less seasonality within Fluorochemicals overall.

Fluoropolymers products include various industrial resins, specialty products, and coatings. We serve a wide range of industrial and end-user applications, including electronics, communications, wires and cable, energy, consumer, oil and gas, and aerospace, among others. Our products’ unique properties include chemical inertness, thermal stability, non-stick adhesion, low friction, weather and corrosion resistance, and extreme temperature resistance.

Our Fluoropolymers products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™. Teflon™ coatings and additives are used in multiple end-products including paints, fabrics, carpets, clothing, and other household applications. Teflon™ coatings, resins, additives, and films are also used in a wide range of industrial products. Our fluoroelastomer products, sold under the Viton™ brand name, are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, electric motors, and gearboxes. We sell membranes under the brand name Nafion™, which are used in fuel cells, energy flow battery storage, transportation, stationary power, and medical tubing.

The Chemours Company

Our Fluoroproducts segment’s net sales by region and product group for the years ended December 31, 2017, 2016, and 2015 are set forth in the following charts.

Industry Overview and Competitors

Our Fluoroproducts segment competes against a broad variety of global manufacturers, as well as regional Chinese and Indian manufacturers. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven application development, and deep customer knowledge.

We have global leadership positions in the Fluoroproducts categories as set forth in the following table.

Fluoroproducts Leadership Positions
Product Group	Position	Key Applications	Key Competitors
Fluorochemicals	#1 Globally	Refrigeration and Air Conditioning	Honeywell Arkema, S.A. Mexichem S.A.B. de C.V. Dongyue Group Co., Ltd. (Dongyue) Juhua Group Corporation
Fluoropolymers	#1 Globally	Diversified Industrial Applications	Daikin Industries, Ltd. 3M Company Solvay, S.A. Asahi Glass Co., Ltd. Dongyue Chenguang Group

The Chemours Company

Fluoroproducts demand growth is generally in line with global GDP. Within Fluorochemicals, growth may be higher than GDP in situations where, for environmental reasons, regulatory drivers constrain the market or drive the market toward lower GWP alternatives. In Fluoropolymers, overall market growth is expected to be in line with GDP over the next few years, but influenced by increased competition and pricing pressure in some businesses. There are certain emerging technologies, along with our focus on applications development, that may drive our growth at a rate faster than GDP.

Developed markets represent the largest fluoroproducts markets today. Global middle class growth and the increasing demand for expanding infrastructure, alternative energy, consumer electronics, telecommunications, automobiles, refrigerators, and air conditioners are all key drivers of increased demand for various fluoroproducts.

Raw Materials

The primary raw materials required to support the Fluoroproducts segment are fluorspar, chlorinated organics, chlorinated inorganics, hydrofluoric acid, and vinylidene fluoride. These are available in many countries and not concentrated in any particular region.

Our supply chains are designed for maximum competitiveness through favorable sourcing of key raw materials. Our contracts typically include terms that span from two to 10 years, except for select resale purchases that are negotiated on a monthly basis. Most qualified fluorspar sources have fixed contract prices or freely-negotiated, market-based pricing. Although the fluoroproducts industry has historically relied primarily on fluorspar exports from China, we have diversified our sourcing through multiple geographic regions and suppliers to ensure a stable and cost competitive supply. Our current supply agreements are generally in effect for the next five years.

Sales, Marketing, and Distribution

With more than 85 years of innovation and development in fluorine science, our technical, marketing, and sales teams around the world have deep expertise in our products and their end-uses. We work with customers to select the appropriate fluoroproducts to meet their technical performance needs. We sell our products through direct channels and through resellers. Selling agreements vary by product line and markets served and include both spot-pricing arrangements and contracts with a typical duration of one year.

We maintain a large fleet of railcars, tank trucks, and containers to deliver our products and support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position, as well as the ability to adjust the size of our fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and flexibility of the supply chain.

Customers

We serve approximately 2,700 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Fluoroproducts customer represented more than 10% of the segment’s net sales in 2017.

Seasonality

Fluorochemicals’ refrigerant sales fluctuate by season as sales in the first half of the year generally are slightly higher than sales in the second half of the year, due to mobile applications. Seasonality in Fluorochemicals sales is mainly driven by increased demand for residential, commercial, and automotive air conditioning in the spring. This demand peaks in the summer months and declines in the fall and winter. Commercial refrigeration demand is fairly steady throughout the year, but demand is slightly higher during the summer months. Mobile air conditioning demand is slightly higher in the first half of the year due to the timing of automotive shut downs in the second half. Our OpteonTM sales into mobile air markets will be driven by automotive production, which may lead to less seasonality within Fluorochemicals overall. There is no significant seasonality for Fluoropolymers, as demand is relatively consistent throughout the year; however, demand is slightly higher during the first half of the year.

Chemical Solutions Segment

Segment Overview

Our Chemical Solutions segment comprises a portfolio of industrial chemical businesses, primarily operating in the Americas. The Chemical Solutions segment’s products are used as important raw materials and catalysts for a diverse group of industries including, among others, gold production, oil and gas, water treatment, electronics, and automotive. Chemical Solutions generates value through the use of market-leading manufacturing technology, safety performance, product stewardship, and differentiated logistics capabilities. We are a leading provider of sodium cyanide in the Americas through our Mining Solutions business.

The Chemours Company

As part of our transformation plan announced in 2015, we conducted a strategic review of our Chemical Solutions segment. This process resulted in the divestiture of three assets and businesses, the shutdown of one business, and the decision to retain the remaining businesses. Specifically, we sold our aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow) in March 2016. We also sold our Sulfur business to Veolia North America, Inc. (Veolia) in July 2016 and our C&D business to LANXESS Corporation (Lanxess) in August 2016. These divestitures resulted in gross proceeds of approximately $685 million in 2016. In addition, we ceased production at our RMS facility in Niagara Falls, New York in September 2016. The segment continues to include our Mining Solutions business, an aniline manufacturing unit in Pascagoula, Mississippi, and the product lines at our Belle, West Virginia site, which include our Methylamines, Glycolic Acid, and Vazo™ free radical initiators product lines.

Chemical Solutions operates at three production facilities in North America, which sell products and solutions through two primary product groups: Mining Solutions and Performance Chemicals and Intermediates. The Mining Solutions product group includes our sodium cyanide, hydrogen cyanide, and potassium cyanide product lines. We are the market leader in solid sodium cyanide production in the Americas, which is used primarily by the mining industry for gold and silver production. We are also investing in a new sodium cyanide production facility in Mexico that is expected to be completed in 2018. In the Performance Chemicals and Intermediates product group, we manufacture a wide variety of chemicals used in many different applications. Following our recent divestitures, Performance Chemicals and Intermediates is now comprised of our Methylamines, Glycolic Acid, Vazo™, and Aniline product lines. Our Performance Chemicals and Intermediates business is expected to generally grow in line with growth in global GDP.

Our Chemical Solutions segment’s net sales by region and primary product group for the years ended December 31, 2017, 2016, and 2015 are set forth in the following charts.

The Chemours Company

Industry Overview and Competitors

The industrial and specialty chemicals produced by our Chemical Solutions segment are important raw materials for a wide range of industries and end-markets. We hold a long-standing reputation for high quality and the safe-handling of hazardous products, such as sodium cyanide, methylamines, aniline, and Vazo™. Our positions in these products are the result of our process technology, manufacturing scale, efficient supply chain, and proximity to large customers. Our Chemical Solutions segment also holds, and occasionally licenses, what we believe to be leading process technologies for the production of hydrogen and sodium cyanide, which are used in industrial polymers and gold production.

We have global leadership positions in the product categories as set forth in the following table.

Chemical Solutions Leadership Positions
Product Group	Position	Key Applications	Key Competitors
Mining Solutions	#1 in Solid Sodium Cyanide in the Americas	Gold Production	Orica Limited Cyanco Corporation

Raw Materials

Key raw materials for Chemical Solutions include ammonia, methanol, natural gas, hydrogen, and caustic soda. We source raw materials from global and regional suppliers, where possible, and maintain multiple supplier relationships to protect against supply disruptions and potential price increases. To further mitigate the risk of raw materials availability and cost fluctuations, our Chemical Solutions segment has also taken steps to optimize routes for distribution, lock in long-term contracts with key suppliers, and increase the number of customer contracts with raw materials price pass-through terms. We do not believe that the loss of any particular supplier would be material to our business.

Sales, Marketing, and Distribution

Our technical, marketing, and sales teams around the world have deep expertise with our products and their end-markets. We predominantly sell directly to end-customers, although we also use a network of distributors for specific product lines and geographies. Sales may take place through either spot transactions or via long-term contracts.

Most of Chemical Solutions’ raw materials and products can be delivered by efficient bulk transportation. As such, we maintain a large fleet of railcars, tank trucks, and containers to support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position as well as the ability to adjust the size of our container fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and flexibility of the supply chain.

The strategic placement of our production facilities in locations designed to serve our key customer base in the Americas gives us robust distribution capabilities.

Customers

Our Chemical Solutions segment focuses on developing long-term partnerships with key market participants. Many of our commercial and industrial relationships have been in place for decades and are based on our proven value proposition of safely and reliably supplying our customers with the materials needed for their operations. Our reputation and long-term track record are key competitive advantages as several of the products’ end-users demand the highest level of excellence in safe manufacturing, distribution, handling, and storage. Our Chemical Solutions segment has U.S. Department of Transportation Special Permits and Approvals in place for the distribution of various materials associated with each of our business lines, as required. Our Chemical Solutions segment serves approximately 500 customers globally. No single Chemical Solutions customer represented more than 10% of the segment’s net sales in 2017.

Seasonality

Our Chemical Solutions segment sales are subject to minimal seasonality.

The Chemours Company

Intellectual Property

Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how, and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications globally for proprietary new product and application development technologies. We hold many patents, particularly in our Fluoroproducts segment, as described herein. These patents, including various patents that will expire from 2018 through 2034, in the aggregate, are believed to be of material importance to our business. However, we believe that no single patent (or related group of patents) is material in relation to our business as a whole. In addition, particularly in our Titanium Technologies segment, we hold significant intellectual property in the form of trade secrets, and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe that our trade secrets are material in the aggregate. Unlike patents, trade secrets do not have a pre-determined validity period, but are valid indefinitely, so long as their secrecy is maintained. We work actively on a global basis to create, protect, and enforce our intellectual property rights. The protection afforded by these patents and trademarks varies based on country, scope of individual patent, and trademark coverage, as well as the availability of legal remedies in each country. Although certain proprietary intellectual property rights are important to our success, we do not believe that we are materially-dependent on any particular patent or trademark. We believe that securing our intellectual property is critical to maintaining our technology leadership and our competitive position, especially with respect to new technologies or the extensions of existing technologies. Our proprietary process technology can be a source of incremental income through licensing arrangements.

Our Titanium Technologies segment in particular relies upon unpatented proprietary knowledge, continuing technological innovation, and other trade secrets to develop and maintain our competitive position in this sector. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. In our Titanium Technologies segment’s intellectual property portfolio, we consider our trademarks Ti-Pure™ and BaiMaxTM to be valuable assets and have registered the Ti-PureTM trademark in a number of countries and the BaiMaxTM trademark in China.

Our Fluoroproducts segment is the technology leader in the markets in which it participates. We have one of the largest patent portfolios in the fluorine derivatives industry. In our Fluoroproducts segment’s intellectual property portfolio, we consider our Freon™, Opteon™, Teflon™, Viton™, NafionTM, and Krytox™ trademarks to be valuable assets.

Our Chemical Solutions segment is a manufacturing and application development technology leader in a majority of the markets in which it participates. Trade secrets are one of the key elements of our intellectual property security in the Chemical Solutions segment, as most of the segment’s manufacturing and application development technologies are no longer under patent coverage.

At the Separation, certain of our subsidiaries entered into an intellectual property cross-license agreement with DuPont, pursuant to which (i) DuPont has agreed to license to us certain patents, know-how, and technical information owned by DuPont or its affiliates which are necessary or useful in our business, and (ii) we have agreed to license to DuPont certain patents owned by us or our affiliates which are necessary or useful in DuPont’s business. In most circumstances, the licenses are perpetual, irrevocable, sub-licensable (in connection with the party’s business), assignable (in connection with a sale of the applicable portion of a party’s business or assets, subject to certain exceptions) worldwide licenses in connection with the current operations of the businesses and, with respect to specified products and fields of use, future operations of such businesses, subject to certain limitations with respect to specified products and fields of use.

Research and Development

We perform R&D activities in all of our segments, with the majority of our efforts focused in the Fluoroproducts segment. The Fluoroproducts segment efforts center around developing new sustainable fluorochemicals, as well as determining new applications and formulations for fluoropolymers that meet our customers’ technical requirements. In the Titanium Technologies and Chemical Solutions segments, our efforts are focused on process technology to reduce cost and maintain safety and stewardship standards.

The following table sets forth our R&D expense by segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Titanium Technologies	$29	$27	$33
Fluoroproducts	48	46	50
Chemical Solutions	3	7	14
Total research and development expense	$80	$80	$97

The Chemours Company

Backlog

In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of our future sales activity. Our production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Environmental Matters

Information related to environmental matters is included in several areas of this report, including: (i) Item 1A – Risk Factors; (ii) Item 3 – Legal Proceedings, under the heading “Environmental Proceedings”; (iii) Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and, (iv) “Note 3 – Summary of Significant Accounting Policies” and “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934 (Exchange Act). Consequently, we are required to file reports and information with the U.S. Securities and Exchange Commission (SEC), including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, District of Columbia 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are also accessible on our website at http://www.chemours.com by clicking on the section labeled “Investor Relations,” then on “Filings & Reports.”  These reports are made available, without charge, as soon as it is reasonably practicable after we file or furnish them electronically with the SEC.

Employees

We have nearly 7,000 employees, approximately 16% of whom are represented by unions or works councils. Management believes that its relations with its employees and labor organizations are good. There have been no strikes or work stoppages in any of our locations in recent history.

The Chemours Company

Item 1A. RISK FACTORS

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the most significant risk factors that could affect our business, results of operations, or financial condition. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. See our “Forward-looking Statements” for more details.

Risks Related to Our Business

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted legal claims, investigations and litigation matters, such as product liability claims, patent infringement claims, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts, including, as discussed below, litigation related to the production and use of PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by DuPont prior to the Separation. We have also received inquiries, investigations, and litigation related to HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer) and other compounds. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement, or change in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results and could adversely impact the value of any of our brands that are associated with any such matters. As discussed in more detail in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements, a number of additional PFOA lawsuits have been filed since the MDL Settlement that are not covered by the settlement, and similar additional lawsuits may be filed in the future. In addition, we have received governmental inquiries, and we and DuPont have been named in multiple lawsuits, relating to HFPO Dimer Acid and/or other perfluorinated or polyfluorinated compounds. See the discussion under “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements for more detail. These or other governmental inquiries or lawsuits could lead to our incurring liability for damages or other costs, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our Fayetteville, North Carolina facility or otherwise. Additional lawsuits or inquiries also could be instituted related to these products in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to PFOA, HFPO Dimer Acid, or other compounds associated with our products or operations could result in us incurring additional costs and liabilities, which may be material to our financial results.

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we are required to indemnify DuPont with regard to liabilities allocated to, or assumed by us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters as well as certain damages awards, settlements, and penalties. On August 24, 2017, we and DuPont entered into an amendment to the separation agreement concerning future PFOA litigation and costs not covered by the MDL Settlement as detailed in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements. Future PFOA-related costs and settlements could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our results of operations. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes with DuPont and others which may arise with respect to indemnification matters including disputes based on matters of law or contract interpretation, could materially adversely affect us.

The Chemours Company

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability.

Our operations and production facilities are subject to extensive environmental and health and safety laws and regulations at national, international, and local levels in numerous jurisdictions relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products, storing and disposing of hazardous wastes, and product content and other safety concerns. Such laws include, in the U.S., the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act (CAA) and the Clean Water Act, for protection of air and water resources, the Toxic Substances Control Act, and in the EU, the Registration, Evaluation, Authorization, and Restriction of Chemicals (REACH) for regulation of chemicals in commerce and reporting of potential known adverse effects and numerous local, state, federal, and foreign laws and regulations governing materials transport and packaging. If we are found to be in violation of these laws or regulations, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. We also may be subject to changes in our operations and production based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production, or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.

Our costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs to or restrictions on our operations. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with GAAP, the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs. See “Environmental Matters” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

There is also a risk that one or more of our key raw materials or one or more of our products may be found to have, or be characterized or perceived as having, a toxicological or health-related impact on the environment or on our customers or employees or unregulated emissions, which could potentially result in our incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or as a result of litigation. In addition, the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled, phased-out, or banned. Changes in laws, science or regulations, or their interpretation, and our customers’ perception of such changes or interpretations may also affect the marketability of certain of our products.

For example, in May 2016, the European Chemicals Agency (ECHA) accepted a proposal from France’s competent authority under REACH that would classify TiO2 as a carcinogen for humans by inhalation, starting an ECHA Committee for Risk Action (RAC) process to review and decide on this proposal. In June 2017, ECHA’s RAC announced its preliminary conclusion that the evidence meets the criteria under the EU’s Classification, Labeling, and Packaging Regulation to classify TiO2 as a Category 2 Carcinogen (suspected human carcinogen) by inhalation. The European Commission (EC) will evaluate the RAC’s formal recommendation in determining whether any regulatory measures should be taken. If the EC were to adopt the regulatory measures that classify TiO2 as a suspected carcinogen, it could increase our TiO2 manufacturing and handling processes and costs or result in other liabilities.

The Chemours Company

The businesses in which we compete are highly competitive. This competition may adversely affect our results of operations and operating cash flows.

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and regional competitors. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily-available production capacity during the previous five years. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology, and some of our competitors have announced plans to expand their chloride capacity. Similarly, we compete with Chinese producers in our Fluoroproducts business, and the risk of substitution of Chinese producers by our customers could increase if these Chinese producers develop better capabilities to produce similar products to our specialty fluoropolymers.

Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.

Business and/or supply chain disruptions, plant downtime, and/or power outages, and information technology system and/or network disruptions, regardless of cause, including acts of sabotage, employee error or other actions, geo-political activity, military actions, terrorism (including cyberterrorism), weather events, and natural disasters could seriously harm our operations as well as the operations of our customers and suppliers. Any such event could have a negative impact on our business, results of operations, financial condition, and cash flows.

Failure to effectively prevent, detect, and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or other actions, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Like most major corporations, we have been, and expect to be the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 by third-parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We plan to actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

Failure to maintain effective internal control could adversely affect our ability to meet our reporting requirements.

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. One key aspect of the Sarbanes-Oxley Act is that we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal control. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common shares could decline, or we could be subject to penalties or investigations by the NYSE, the SEC, or other regulatory authorities, which would require additional financial and management resources.

Effective internal control is necessary for us to provide reasonable assurance with respect to our financial reports, and to effectively prevent fraud. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be harmed. In addition, if we fail to maintain the effectiveness of our internal control, including any failure to implement required new or improved control measures, adapt to changing standards, or oversee efforts by third-party service providers, or if we experience delay in the implementation of any new or enhanced systems, procedures, and control measures, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse impact on our stock price.

The Chemours Company

Our information technology is provided by a combination of internal and external services and service providers, and we rely on information technology in many aspects of our business, including internal and external communications, and the management of our accounting, finance, and supply chain functions. Further, our business involves the use, storage, and transmission of information about customers, suppliers, and employees. As we become more dependent on information technology to conduct our business, and as the number and sophistication of cyberattacks increases, the risks associated with cybersecurity, information security, and data privacy also increase. Failure to maintain effective internal control over our information technology and infrastructure could materially adversely affect our business, financial condition, or results of operations, and/or have a material adverse impact on our stock price.

Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed senior management.

Our success depends on the performance of our senior management team and other key employees, and the inability to attract, retain, identify, and develop these individuals could adversely affect our results of operations, financial condition, and cash flows. In addition, if we are unable to effectively plan for the succession of our senior management team, our results of operations, financial condition, and cash flows could be adversely affected as we may be unable to realize our business strategy. While our ongoing personnel practices identify a succession process for our key employees, including our senior management team, we cannot guarantee the effectiveness of this process, the continuity of highly qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession.

Conditions in the global economy and global capital markets may adversely affect our results of operations, financial condition, and cash flows.

Our business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as the changing financial regulatory environment, that could affect the global economy. Our customers may experience deterioration of their businesses, shortages in cash flows, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to supply materials or otherwise fulfill their obligations to us. Because we have significant international operations, there are a large number of currency transactions that result from our international sales, purchases, investments, and borrowings. Also, our effective tax rate may fluctuate because of variability in our geographic mix of earnings, changes in statutory rates, and taxes associated with the repatriation of our non-U.S. earnings. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition, and cash flows in future periods.

Market conditions and global and regional economic downturns, as well as changes in regulatory requirements (including environmental standards), that adversely affect the demand for the end-use products that contain titanium dioxide, fluoroproducts, or our other products, could adversely affect the profitability of our operations and the prices at which we can sell our products, negatively impacting our financial results.

In addition to the general risks associated with being a multi-national corporation, our revenue and profitability are largely dependent on the TiO2 industry and the industries that are the end-users of our fluoroproducts. TiO2 and our fluoroproducts, such as refrigerants and resins, are used in many “quality of life” products for which demand historically has been linked to global, regional, and local GDP and discretionary spending, which can be negatively impacted by regional and world events, or economic conditions. Such events are likely to cause a decrease in the demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. Our future Ti-PureTM demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets. In addition, because demand for our fluorochemicals is driven in part by industry needs to comply with certain mandated environmental regulations (such as markets for refrigerants and foams with low GWP), changes in, or the elimination of, such environmental regulations in the U.S. or other jurisdictions also can negatively impact demand for such products and, as a result, our results of operations and financial condition.

Our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.

Due to our international operations, we transact in many foreign currencies, including, but not limited to the euro, the Mexican peso, and the Japanese yen. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net revenues and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, depreciation of the euro against the U.S. dollar has historically negatively impacted our results of operations, and further decline of the euro could affect future periods.

The Chemours Company

Currently, we do not hedge on a transactional basis, but may enter into such arrangements in the future. There can be no assurance that any hedging action in the future will lessen the adverse impact of a variation in currency rates. Also, actions to recover margins may result in lower volume and a weaker competitive position, which may have an adverse effect on our profitability. For example, in our Titanium Technologies segment, a substantial portion of our manufacturing is located in the U.S. and Mexico, while our TiO2 is delivered to customers around the world. Furthermore, our ore cost is principally denominated in U.S. dollars. Accordingly, in periods when the U.S. dollar or Mexican peso strengthen against other local currencies such as the euro, our costs are higher relative to some of our competitors who operate largely outside of the U.S., and the benefits we realize from having lower costs associated with our manufacturing process are reduced, impacting our profitability.

The markets for many of our products have seasonally-affected sales patterns.

The demand for TiO2, certain of our fluoroproducts, and certain of our other products during a given year is subject to seasonal fluctuations. As a result of seasonal fluctuations, our operating cash flows may be negatively impacted due to demand fluctuations. In particular, because TiO2 is widely used in coatings, demand is higher in the painting seasons of spring and summer. Because certain fluoroproducts are used in refrigerants, such products are in higher demand in the spring and summer in the Northern Hemisphere. We may be adversely affected by anticipated or unanticipated changes in regional weather conditions. For example, poor weather conditions in a region can lead to an abbreviated painting season, which can depress consumer sales of paint products that use TiO2, which could have a negative effect on our financial position.

Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant impact on our earnings.

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

When possible, we have purchased, and we plan to continue to purchase, raw materials, including titanium-bearing ores and fluorspar, through negotiated medium-term or long-term contracts to minimize the impact of price fluctuations. To the extent that we have been able to achieve favorable pricing in our existing negotiated long-term contracts, we may not be able to renew such contracts at the current prices, or at all, and this may adversely impact our profitability and cash flows from operations. However, to the extent that the prices of the raw materials that we utilize significantly decline, we may be bound by the terms of our existing long-term contracts and obligated to purchase such raw materials at higher prices as compared to other market participants.

We attempt to offset the effects of higher energy and raw materials costs through selling price increases, productivity improvements, and cost reduction programs. However, the outcome of these efforts is largely determined by existing competitive and economic conditions, and may be subject to a time delay between the increase in our raw materials costs and our ability to increase prices, which could vary significantly depending on the market served. If we are not able to fully offset the effects of higher energy or raw materials costs, there could be a material adverse effect on our financial results.

If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and tradenames are important to our business. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend, or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third-parties may assert claims against us and our customers and distributors alleging our products infringe upon third-party intellectual property rights.

We also rely materially upon unpatented proprietary technology, know-how, and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third-parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how, or trade secrets could result in significantly lower revenues, reduced profit margins, or loss of market share.

The Chemours Company

If we must take legal action to protect, defend, or enforce our intellectual property rights, any suits or proceedings could result in significant costs and diversion of resources and management’s attention, and we may not prevail in any such suits or proceedings. A failure to protect, defend, or enforce our intellectual property rights could have an adverse effect on our financial condition and results of operations.

Restrictions under the intellectual property cross-license agreement could limit our ability to develop and commercialize certain products and/or prosecute, maintain, and enforce certain intellectual property.

We depend to a certain extent on DuPont to prosecute, maintain, and enforce certain of the intellectual property licensed under the intellectual property cross-license agreement. Specifically, DuPont is responsible for filing, prosecuting, and maintaining patents that DuPont licenses to us. DuPont also has the first right to enforce such patents, trade secrets, and the know-how licensed to us by DuPont. If DuPont fails to fulfill its obligations or chooses to not enforce the licensed patents, trade secrets, or know-how under the intellectual property cross-license agreement, we may not be able to prevent competitors from making, using, and selling competitive products unless we are able to effectively exercise our secondary rights to enforce such patents, trade secrets, and know-how.

In addition, our restrictions under the intellectual property cross-license agreement could limit our ability to develop and commercialize certain products. For example, the licenses granted to us under the agreement may not extend to all new products, services, and businesses that we may enter in the future. These limitations and restrictions may make it more difficult, time consuming, or expensive for us to develop and commercialize certain new products and services, or may result in certain of our products or services being later to market than those of our competitors.

If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets. We must continue to identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third-parties, or license intellectual property rights from third-parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation with regard to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, competitive environments, and laws and regulations. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve our expected benefits associated with new products developed to meet new laws or regulations if the implementation of such laws or regulations is delayed.

Hazards associated with chemical manufacturing, storage, containment, and transportation could adversely affect our results of operations.

There are hazards associated with chemical manufacturing and the related storage, containment, and transportation of raw materials, products, and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe-handling of these materials, issues could be created by various events, including unforeseen accidents or defects, natural disasters, severe weather events, acts of sabotage, military actions, terrorism, and performance by third-parties, and as a result, we could face the following potential hazards:

•	piping and storage tank leaks and ruptures;
•	mechanical failure;
•	employee exposure to hazardous substances; and,
•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, damage to property, contamination of the environment, and damage to natural resources, which could lead to government fines and penalties, remedial obligations, work stoppage injunctions, claims and lawsuits by injured persons, damage to our public reputation and brands, loss of sales and market access, customer dissatisfaction, and diminished product acceptance. If such actions are determined adversely to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flows to offset any associated costs. Such outcomes could adversely affect our financial condition and results of operations.

The Chemours Company

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

Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement we entered into with DuPont prior to the Separation, we were required to assume, and indemnify DuPont for, certain liabilities. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters as well as certain damages awards, settlement amounts, and penalties. In connection with MDL Settlement described in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements, we and DuPont entered into an amendment to the separation agreement concerning PFOA costs, the terms of which are also described in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements. Payments pursuant to these indemnities, whether relating to PFOA costs or otherwise, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes with DuPont and others which may arise with respect to indemnification matters, including disputes based on matter of law or contract interpretation, could materially adversely affect us.

Third-parties could also seek to hold us responsible for any of the liabilities of the DuPont businesses. DuPont has agreed to indemnify us for such liabilities, but such indemnity from DuPont may not be sufficient to protect us against the full amount of such liabilities, and DuPont may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from DuPont any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations, and cash flows. See “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements for further information.

In connection with our Separation, we were required to enter into numerous Separation-related and commercial agreements with our former parent company, DuPont, which may not reflect optimal or commercially beneficial terms to us.

Commercial agreements we entered into with DuPont in connection with the Separation were negotiated in the context of the Separation while we were still a wholly-owned subsidiary of DuPont. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or management independent of DuPont. Certain commercial agreements, having long terms and commercially-advantageous cancellation and assignment rights to DuPont, may not include adjustments for changes in industry and market conditions. There is a risk that the pricing and other terms under these agreements may not be commercially beneficial and may not be able to be renegotiated in the future. The terms relate to, among other things, the allocation of assets, liabilities, rights, and obligations, including the provision of products and services and the sharing and operation of property, manufacturing, office, and laboratory sites, and other commercial rights and obligations between us and DuPont.

Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from DuPont under the agreements entered into between us and DuPont as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations and financial condition.

One of the ways we may improve our business is through the expansion or improvement of our existing facilities, such as the expansion of our Altamira TiO2 facility and the planned facilities for our OpteonTM refrigerants and construction of our new Mining Solutions facility. Construction of additions or modifications to facilities involves numerous regulatory, environmental, political, legal, and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. As a result, these projects may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project or may be negatively impacted by regulatory or other developments relating to the chemicals we use or manufacture. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner. Based on our assessments, we may make strategic decisions regarding our manufacturing operations such as capital improvements to modernize certain units, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products, or close or divest all or part of a manufacturing plant or facility, some of which have significant shared services and lease agreements with DuPont. These agreements may adversely impact our ability to take these strategic decisions regarding our manufacturing operations. Further, if such agreements are terminated or revised, we would have to assess and potentially adjust our manufacturing operations, the closure or divestiture of all or part of a manufacturing plant or facility that could result in future charges that could be significant.

The Chemours Company

Our customers, prospective customers, suppliers, or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers, or other companies with whom we conduct business may need assurances that our financial stability is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures, and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flows and our ability to meet our obligations or make cash distributions depends upon the cash flows of our operating companies and any future subsidiaries, and the payment of funds by our operating companies and any future subsidiaries in the form of dividends or otherwise. The ability of our operating companies and any future subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions regarding the transfer of funds.

Our debt is generally the exclusive obligation of The Chemours Company and our guarantor subsidiaries, as described in “Note 18 – Debt” within the Consolidated Financial Statements. Because a significant portion of our operations are conducted by non-guarantor subsidiaries, our cash flows and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such non-guarantor subsidiaries. Any payment of dividends, distributions, loans, or advances by our non-guarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our non-guarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings.

Our subsidiaries are separate legal entities and, except for our guarantor subsidiaries, have no obligation, contingent or otherwise, to pay any amounts due on our debt or to make any funds available for those amounts, whether by dividends, loans, distributions, or other payments, and do not guarantee the payment of interest on, or principal of, our debt. Any right that we have to receive any assets of any of our subsidiaries that are not guarantors upon the liquidation or reorganization of any such subsidiary, and the consequent right of holders of the outstanding notes to realize proceeds from the sale of their assets, will be structurally subordinated to the claims of that subsidiary’s creditors, including trade creditors and holders of debt issued by that subsidiary.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of long-lived assets on our consolidated balance sheets. Under GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets may not be recoverable, include, but are not limited to, changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets is determined, negatively impacting our results of operations.

The Chemours Company

Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (Bribery Act), as well as anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations, financial condition, and cash flows.

We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. On December 22, 2017, the U.S. government enacted legislation referred to as the Tax Cuts and Jobs Act (Tax Act), which significantly revises the Internal Revenue Code of 1986, as amended (IRC). This law may have a significant impact on our U.S. taxes. The legislation is unclear in certain respects and will require the U.S. Internal Revenue Service (IRS) to issue regulations and interpretations, and possibly technical corrections. While there can be no assurance as to the impact of any additional guidance, we have recorded a provisional amount of income tax to reflect the impact of the law change based on management’s current interpretation of the new legislation. The ultimate impact of U.S. tax reform could be materially different from current estimates based on our actual results and our further analysis of the new law. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws or their interpretations. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, financial condition, and cash flows could be adversely affected.

Failure to meet some or all of our key financial targets could negatively impact the value of our business and adversely affect our stock price.

From time to time, we may announce certain key financial targets that are expected to serve as benchmarks for our performance for a given time period, including goals for our future net sales growth, Adjusted EBITDA margin improvement, Adjusted EPS, FCF, and ROIC,. Our failure to meet one or more of these key financial targets may negatively impact our results of operations, stock price, and stockholder returns. The factors influencing our ability to meet these key financial targets include, but are not limited to, the outcome of any new or existing litigation, our failure to comply with new or existing laws or regulations, changes in the global economic environment, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our undertaking an acquisition, joint venture, or other strategic arrangement, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

The Chemours Company

Risks Related to Our Indebtedness

Our significant indebtedness could adversely affect our financial condition, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2017, we had approximately $4.1 billion of indebtedness. At December 31, 2017, together with the guarantors, we had approximately $1.4 billion of senior secured indebtedness outstanding, and had an additional $750 million of capacity under our revolving credit facility (Revolving Credit Facility), all of which would be senior secured indebtedness, if drawn (collectively, the Senior Secured Credit Facilities). Our significant level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

•	making it more difficult for us to satisfy our obligations with respect to indebtedness;
•	increasing our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•

requiring us to dedicate a significant portion of our cash flows from operations to make payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restricting us from capitalizing on business opportunities;
•	placing us at a competitive disadvantage compared to our competitors that have less debt;
•	limiting our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes;
•	limiting our ability to enter into certain commercial arrangements because of concerns of counterparty risks; and,
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt.

The occurrence of any one or more of these circumstances could have a material adverse effect on us.

Our ability to make scheduled payments on and to refinance our indebtedness, including on our outstanding notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors (many of which are beyond our control), including the availability of financing in the international banking and capital markets. We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the outstanding notes, to refinance our debt, or to fund our other liquidity needs.

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the outstanding notes. Failure to successfully restructure or refinance our debt could cause us to default on our debt obligations and would impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default of our debt service obligations, the holders of the applicable indebtedness, including holders of our outstanding notes and the Senior Secured Credit Facilities, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. We cannot be certain that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. First, a default in our debt service obligations in respect of the outstanding notes would result in a cross-default under the Senior Secured Credit Facilities. The foregoing would permit the lenders under the Revolving Credit Facility to terminate their commitments thereunder and cease making further loans, and would allow the lenders under the Senior Secured Credit Facilities to declare all loans immediately due and payable and to institute foreclosure proceedings against their collateral, which could force us into bankruptcy or liquidation. Second, any event of default or declaration of acceleration under the Senior Secured Credit Facilities or certain other agreements relating to our outstanding indebtedness could also result in an event of default under the indenture governing the outstanding notes, and any event of default or declaration of acceleration under any other of our outstanding indebtedness may also contain a cross-default provision. Any such default, event of default, or declaration of acceleration could materially and adversely affect our results of operations and financial condition.

See “Note 18 – Debt” within the Consolidated Financial Statements for further discussion related to our indebtedness.

The Chemours Company

Despite our significant level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

Notwithstanding our significant level of indebtedness, we may incur significant additional indebtedness in the future, including additional secured indebtedness that would be effectively senior to our outstanding notes (including up to $750 million of available capacity under the Revolving Credit Facility). Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

We may need additional capital in the future and may not be able to obtain it on favorable terms.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing R&D activities, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects, and the status and timing of these developments, as well as the general availability of capital from debt and/or equity markets.

However, debt or equity financing may not be available to us on terms we find acceptable, if at all. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the tax matters agreement may limit our ability to issue stock, as discussed further in the risk factor, “We agreed to numerous restrictions to preserve the tax-free treatment of the transactions in the U.S., which may reduce our strategic and operating flexibility.”  If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of the credit ratings on our debt securities. Any negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2017, we had approximately $1.4 billion of our outstanding debt at variable interest rates.

The Chemours Company

The agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The agreements governing our indebtedness, including the outstanding notes, contain, and the agreements governing future indebtedness and future debt securities may contain, significant restrictive covenants and, in the case of the Revolving Credit Facility, financial maintenance and negative covenants that will limit our operations, including our ability to engage in activities that may be in our long-term best interests. These restrictive covenants may limit us, and our restricted subsidiaries, from taking, or give rights to the holders of our indebtedness in the event of the following actions:

•	incurring additional indebtedness and guaranteeing indebtedness and other obligations;
•	paying dividends or making other distributions in respect of, or repurchasing or redeeming, our capital stock;
•	making acquisitions or other investments;
•	prepaying, redeeming, or repurchasing certain indebtedness;
•	selling or otherwise disposing of assets;
•	selling stock of our subsidiaries;
•	incurring liens;
•	entering into transactions with affiliates;
•	entering into agreements restricting our subsidiaries’ ability to pay dividends;
•	entering into transactions that result in a change of control of us; and,
•	consolidating, merging, or selling all or substantially all of our assets.

Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of some or all of our indebtedness, which could lead us to bankruptcy, reorganization, or insolvency.

Risks Related to the Separation

If the distribution, in connection with the Separation, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability.

DuPont received a ruling from the IRS substantially to the effect that, among other things, the distribution in connection with the Separation qualified as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the IRC. The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, in form and substance acceptable to DuPont, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the IRC, and certain transactions related to the transfer of assets and liabilities to us in connection with the Separation and distribution would not result in the recognition of any gain or loss to us, DuPont, or our stockholders. The IRS Ruling and the tax opinion relied on certain facts, assumptions, and undertakings, and certain representations from us and DuPont, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS Ruling. Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine that the distribution or such related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings were not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS Ruling.

If the distribution ultimately was determined to be taxable, then a stockholder of DuPont that received shares of our common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of DuPont’s current and accumulated earnings and profits. Any amount that exceeded DuPont’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of DuPont stock with any remaining amount being taxed as a capital gain. DuPont would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of our common stock held by DuPont on the distribution date over DuPont’s tax basis in such shares. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state, and/or local tax law, and/or foreign tax law, we and DuPont could incur significant tax liabilities under U.S. federal, state, and/or local tax law, and/or foreign tax law.

The Chemours Company

Generally, taxes resulting from the failure of the Separation and distribution or certain related transactions to qualify for non-recognition treatment under U.S. federal, state, and/or local tax law, and/or foreign tax law, would be imposed on DuPont or DuPont’s stockholders and, under the tax matters agreement that we entered into with DuPont prior to the Separation, DuPont is generally obligated to indemnify us against such taxes to the extent that we may be jointly, severally, or secondarily liable for such taxes. However, under the terms of the tax matters agreement, we are also generally responsible for any taxes imposed on DuPont that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the IRC or the failure of such related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events, or transactions relating to our or our affiliates’ stock, assets, or business, or any breach of our or our affiliates’ representations, covenants, or obligations under the tax matters agreement (or any other agreement we enter into in connection with the Separation and distribution), the materials submitted to the IRS or other governmental authorities in connection with the request for the IRS Ruling or other tax rulings or the representation letter provided to counsel in connection with the tax opinion. Events triggering an indemnification obligation under the agreement include events occurring after the distribution that cause DuPont to recognize a gain under Section 355(e) of the IRC. Such tax amounts could be significant. To the extent we are responsible for any liability under the tax matters agreement, there could be a material adverse impact on our business, financial condition, results of operations, and cash flows in future reporting periods.

We are subject to continuing contingent tax-related liabilities of DuPont.

There are several significant areas where the liabilities of DuPont may become our obligations. For example, under the IRC and the related rules and regulations, each corporation that was a member of DuPont’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the Separation and distribution, we entered into a tax matters agreement with DuPont that allocates the responsibility for prior period taxes of DuPont’s consolidated tax reporting group between us and DuPont. If DuPont were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

We agreed to numerous restrictions to preserve the tax-free treatment of the transactions in the U.S., which may reduce our strategic and operating flexibility.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by DuPont. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the IRC, the distribution may result in corporate-level taxable gain to DuPont under Sections 355(e) and 368(a)(1)(D) of the IRC if 50% or more, by vote or value, of shares of our stock or DuPont’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual, and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or DuPont’s stock within a two-year period after the distribution generally are presumed to be part of such a plan, although we or DuPont, as applicable, may be able to rebut that presumption. Accordingly, under the tax matters agreement entered into prior to the Separation, for the two-year period following the distribution, we are prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of 40% or more of our stock or substantially all of our assets, whether by merger or otherwise;
•	merging, consolidating, or liquidating;
•	issuing equity securities beyond certain thresholds;
•	repurchasing our capital stock; or,
•	ceasing to actively conduct our business.

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

The Chemours Company

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

The market price of our common stock and the number of shares traded each day has experienced significant fluctuations since our Separation from DuPont and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;
•	anticipated or actual outcomes or resolutions of legal or other contingencies;
•	the operating and stock price performance of other comparable companies;
•	credit rating agency actions;
•	a change in our dividend or stock repurchase activities;
•	changes in rules or regulations applicable to our business;
•	the announcement of new products by us or our competitors;
•	overall market fluctuations and domestic and worldwide economic conditions; and,
•	other factors described in this Item 1A – Risk Factors, and elsewhere within this Annual Report on Form 10-K.

A significant drop or rise in our stock price could expose us to costly and time-consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business.

We cannot guarantee the timing or amount of our dividends and/or our share repurchases, which are subject to a number of uncertainties, which may affect the price of our common stock.

The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase program are subject to the sole discretion of our board of directors and, in the context of our financial policy and capital allocation strategy, will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our board of directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase our common shares in the future.

The reduction or elimination of our dividends or share repurchase program could adversely affect the price of our common stock. Additionally, any repurchases of our common stock will reduce the amount of our common stock outstanding. There can be no assurances that any share repurchase activity will increase stockholder value due to market fluctuations in the price of our common stock, which may reduce the price of our common stock to levels below the repurchase price. Although our share repurchase program is designed to enhance long-term shareholder value, short-term fluctuations in the market price of our common stock could reduce the program’s overall effectiveness.

A stockholder’s percentage of ownership in us may be diluted in the future.

A stockholder’s percentage ownership in our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers, and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences, and relative participating, optional, and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated by-laws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent;
•	the limited ability of our stockholders to call a special meeting;
•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•	the right of our board of directors to issue preferred stock without stockholder approval;
•	the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of the board of directors) on our board of directors; and,
•

the requirement that stockholders holding at least 80% of our voting stock are required to amend certain provisions in our amended and restated certificate of incorporation and our amended and restated by-laws.

In addition, we are subject to Section 203 of the Delaware General Corporations Law (DGCL). Section 203 of the DCGL provides that, subject to limited exceptions, persons that (without prior board of directors approval) acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if an acquisition proposal or offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests and/or our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Several of the agreements that we have entered into with DuPont require DuPont’s consent to any assignment by us of our rights and obligations, or a change of control of us, under the agreements. The consent rights set forth in these agreements might discourage, delay, or prevent a change of control that a stockholder may consider favorable.

In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the IRC. Under the tax matters agreement executed prior to the Separation, we would be required to indemnify DuPont for the tax imposed under Section 355(e) of the IRC resulting from an acquisition or issuance of its stock, even if it did not participate in or otherwise facilitate the acquisition, and this indemnity obligation might discourage, delay, or prevent a change of control that a stockholder may consider favorable. See the risk factor, “If the distribution, in connection with the Separation, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability” for further information.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

The Chemours Company

Item 2. PROPERTIES

Our Production Facilities and Technical Centers

Our corporate headquarters is located in Wilmington, Delaware and we maintain a global network of production facilities and technical centers located in cost-effective and strategic locations. We also use contract manufacturing and joint venture partners in order to provide regional access or to lower manufacturing costs, as appropriate. The chart below sets forth our production facilities at December 31, 2017.

Production Facilities
Region	Titanium Technologies	Fluoroproducts	Chemical Solutions	Shared Locations
North America	DeLisle, Mississippi New Johnsonville, Tennessee Starke, Florida (Mine)	El Dorado, Arkansas (1) Elkton, Maryland (1) Louisville, Kentucky Fayetteville, North Carolina Deepwater, New Jersey Corpus Christi, Texas LaPorte, Texas (2) Washington, West Virginia Maitland, Canada	Pascagoula, Mississippi Memphis, Tennessee	Belle, West Virginia (4)
EMEA		Mechelen, Belgium Villers St. Paul, France (1) Dordrecht, Netherlands
Latin America	Altamira, Mexico	Barra Mansa, Brazil (2)
Asia Pacific	Kuan Yin, Taiwan	Changshu, China Shanghai, China (3) Sichuan, China (3) Chiba, Japan (3) Shimizu, Japan (3)
(1)	Site is leased from a third-party.
(2)	Site is leased from DuPont.
(3)	Site with joint venture equity affiliates.
(4)	Shared site between the Chemical Solutions and Fluoroproducts segments.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support. The chart below sets forth our stand-alone technical centers at December 31, 2017.

Technical Centers
Region	Titanium Technologies	Fluoroproducts	Chemical Solutions	Shared Locations
North America		Akron, Ohio (2)		Wilmington, Delaware (All Segments) (2,4)
EMEA	Kallo, Belgium (1)	Mechelen, Belgium (1) Meyrin, Switzerland (2)
Latin America	Mexico City, Mexico (1)
Asia Pacific		Shanghai, China (1) Shimizu, Japan (3)		Shanghai, China (All Segments) (2)
(1)	Site is leased from a third-party.
(2)	Site is leased from DuPont.
(3)	Site with joint venture equity affiliates.
(4)	There are multiple sites at this location.

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2018. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

The Chemours Company

We recognize that the security and safety of our operations are critical to our employees and communities, as well as our future. Physical security measures have been combined with process safety measures, administrative procedures, and emergency response preparedness into an integrated security plan. Prior to the Separation, DuPont conducted vulnerability assessments at its operating facilities in the U.S., as well as high priority sites worldwide, and as a result, identified and implemented appropriate measures to protect these facilities from physical and cyberattacks. We intend to conduct similar vulnerability assessments periodically in the future. We are partnering with carriers, including railroad, shipping, and trucking companies, to secure chemicals in transit.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 20 – Commitments and Contingent Liabilities” within the Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

Carey et al. vs. E.I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D); and,

Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D).

Environmental Proceedings

LaPorte Plant, LaPorte, Texas

The U.S. Environmental Protection Agency (EPA) conducted a multimedia inspection at the DuPont LaPorte, Texas facility in January 2008. DuPont, the EPA, and the U.S. Department of Justice began discussions in the fall of 2011 relating to the management of certain materials in the facility’s waste water treatment system, hazardous waste management, flare, and air emissions. These negotiations continue. We operate a fluoroproducts production facility at this site.

Dordrecht, Netherlands

We have received requests from the Labor Inspectorate (ISZW), the local environmental agency (OZHZ), and the National Institute for Public Health and the Environment (RIVM) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and no further documents have been requested of us since the publication of the reports in May 2017 (RIVM) and July 2017 (ISZW). The agencies will decide whether additional investigation is warranted. We understand that some of the requests from OZHZ are part of a preliminary investigation initiated by a public prosecutor, although we have not received notice that it intends to pursue such action.

The Chemours Company

Fayetteville, North Carolina

Upon notifying the North Carolina Department of Environmental Quality (NC DEQ) of findings from groundwater studies conducted on the site, we received, on September 6, 2017, a Notice of Violation (NOV) and Notice of Intent to Enforce from NC DEQ pursuant to North Carolina groundwater quality standards. Since then, we have been conducting further studies on-site and off-site in cooperation with NC DEQ to better understand the nature and extent of environmental contamination involving certain perfluorinated compounds related to our Fayetteville, North Carolina operations. These studies are ongoing and will be used to determine what groundwater-focused remedial actions, if any, may be necessary to protect people and the environment and comply with the State’s standards. On February 12, 2018, NC DEQ issued an NOV related to groundwater on and around the site which directs us to respond with source control measures. We continue to take action in response to the NOV and will continue to cooperate with NC DEQ.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mine in Starke, Florida is included in Exhibit 95 to this Annual Report on Form 10-K.

The Chemours Company

EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth our executive officers and a summary of their professional experience.

Mark P. Vergnano, age 60, serves as our President and Chief Executive Officer (CEO). Prior to joining Chemours, he held roles of increasing responsibility at DuPont. In October 2009, Mr. Vergnano was appointed Executive Vice President of DuPont and was responsible for multiple businesses and functions, including the businesses in the Chemours segment: DuPont Chemicals and Fluoroproducts and Titanium Technologies. In June 2006, he was named Group Vice President of DuPont Safety and Protection. In October 2005, he was named Vice President and General Manager — Surfaces and Building Innovations. In February 2003, he was named Vice President and General Manager — Nonwovens. Prior to that, he had several assignments in manufacturing, technology, marketing, sales, and business strategy. Mr. Vergnano joined DuPont in 1980 as a process engineer. Mr. Vergnano was appointed Chairman of the National Safety Council in 2017 and has served on its board of directors since 2007. He also serves on the board of directors of the American Chemistry Council since 2015 and Johnson Controls International plc since 2016. He previously served on the board of directors of Johnson Controls, Inc. from 2011 to 2016.

Mark E. Newman, age 54, serves as our Senior Vice President and Chief Financial Officer (CFO). Mr. Newman joined Chemours in November 2014 from SunCoke Energy, where he was SunCoke Energy’s Senior Vice President and CFO and led its financial, strategy, business development, and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President – Remarketing and Managing Director of SmartAuction, Ally Financial Inc. (previously General Motors Acceptance Corporation). Mr. Newman began his career at General Motors in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and CFO of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and, Vice President – North America and CFO. Mr. Newman joined the board of Altria Group, Inc. in February 2018.

Bryan Snell, age 61, serves as our President — Titanium Technologies. Mr. Snell was appointed President — Titanium Technologies in May 2015. Previously, he served as Planning Director — DuPont Performance Chemicals from 2014 to 2015. Prior to that, he held leadership positions in DuPont Titanium Technologies, including Planning Director from 2011 to 2012 in Wilmington, Delaware and from 2012 to 2013 in Singapore, and Global Sales and Marketing Director from 2008 to 2010. Mr. Snell served as Regional Operations Director — DuPont Coatings and Color Technologies Platform in 2007 and 2008. He was posted in Taiwan from 2002 to 2006, in the roles of Plant Manager — Kuan Yin Plant and Asia/Pacific Regional Director, DuPont Titanium Technologies. Mr. Snell joined DuPont in 1978 as a process engineer and has experience in nuclear and petrochemical operations, as well as sales, business strategy, and mergers and acquisitions (M&A).

Paul Kirsch, age 54, serves as our President — Fluoroproducts. Mr. Kirsch joined Chemours in June 2016 from Henkel AG and Company, where he served as Senior Vice President of supply chain and operations for three years. Prior to that, he was President of the automotive, metals, and aerospace division of Henkel AG and Company KGaA. Before joining Henkel in 2009, Mr. Kirsch spent nearly 25 years in various engineering, operations, and business development roles of increasing responsibility within the automotive and telematics industries. He was Vice President of Hughes Telematics, where his responsibilities included business development, quality, and strategic planning. He also served as Vice President of XM Satellite Radio, where he was responsible for growing and running the automotive business of the Washington, District of Columbia-based firm. Mr. Kirsch started his career at Delphi in 1985, where he worked for nearly 19 years, in both regional and global roles ranging in product engineering, process engineering, M&A, marketing and sales, and strategic planning. He spent nearly 11 years of his professional career living abroad in Europe and Asia.

Christian W. Siemer, age 59, serves as our President — Chemical Solutions. Mr. Siemer was appointed to this role in July 2014. Mr. Siemer joined DuPont in 2010 as the Managing Director of Clean Technologies, a business unit of DuPont Sustainable Solutions focused on process technology development and licensing. He led the successful acquisition of MECS Inc., the global leader in technology for the production of sulfuric acid. Mr. Siemer began his career in 1980 with Stauffer Chemicals as a process engineer. Following Stauffer’s acquisition by ICI plc, Mr. Siemer moved through a range of commercial roles and overseas assignments managing portfolios of international industrial and specialty chemical businesses.

The Chemours Company

David C. Shelton, age 54, serves as our Senior Vice President, General Counsel, and Corporate Secretary. Prior to Chemours, Mr. Shelton was appointed Associate General Counsel in 2011 and was responsible for the U.S. Commercial team, which included the business lawyers and paralegals counseling all DuPont business units, with the exception of Agriculture. Mr. Shelton also served as the Commercial Attorney to a variety of DuPont businesses including the Performance Materials platform, which he advised on international assignment in Geneva, and the businesses now comprising the DuPont Chemicals and Fluoroproducts business unit. Prior to that, Mr. Shelton advised the company on environmental and remediation matters as part of the environmental legal team. Mr. Shelton joined DuPont in 1996, after seven years in private practice as a litigator in Pennsylvania and New Jersey.

Susan M. Kelliher, age 51, serves as our Senior Vice President — Human Resources and Health Services. Ms. Kelliher joined Chemours in 2017 from Albemarle Corporation, where she served as Senior Vice President – Human Resources for the global specialty chemical company. Prior to Albemarle, she served as Vice President – Human Resources at Hewlett Packard, where she held a number of leadership positions on global teams including Imaging and Printing and Global Sales and Enterprise Marketing from 2007 to 2012. Before joining Hewlett Packard, Ms. Kelliher served as Vice President – Human Resources for Cymer, Inc., where she led the people function. She joined Cymer from The Home Depot where, from 2004 to 2007, she was the Vice President – Human Resources for the growth engines of the company – Business Development and Home Services including responsibility for due diligence and integration for the company’s acquisitions. From 2000 to 2004, Ms. Kelliher served as Senior Director of Human Resources for Corporate Business Development and International Operations for Raytheon. Prior to Raytheon, she served as the Director of Human Resources – Western Region for YUM! Brands, Pizza Hut division from 1995 to 2000. Ms. Kelliher started her career at Mobil Oil, where her career progressed through a variety of assignments including support for new ventures in Europe, Russia, and Africa from 1990 to 1995.

Erich Parker, age 66, serves as our Senior Vice President of Corporate Communications and Chief Brand Officer. Mr. Parker was appointed Creative Director and Global Director of Corporate Communications of DuPont in 2010. He led the initiative to develop corporate positioning and its creative expression through branded content and program sponsorship with large international news media outlets. In 2008, Mr. Parker was appointed Communications Leader for DuPont’s Safety and Protection Platform. Prior to joining DuPont, Mr. Parker was principal of his own public relations and marketing communications firm based in Washington, District of Columbia and New York. Mr. Parker has also served as Executive Vice President of Association and Issues Management; Director of Communications for the American Academy of Actuaries; founding publisher and Executive Editor of the magazine, Contingencies; and, Public Affairs Aide for Renewable Energy to the Secretary of Energy, U.S. Department of Energy.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the NYSE under the symbol, “CC.”  The number of record holders of our common stock was 51,197 at February 13, 2018. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. The stock transfer agent and registrar is Computershare Trust Company, N.A.

Our common stock began trading on July 1, 2015. The following table sets forth our quarterly high and low trading stock prices and dividends per common share for 2017 and 2016.

	Market Prices		Per Share
	High	Low	Dividend Declared
2017
Fourth Quarter (1)	$58.08	$45.03	$0.20
Third Quarter	52.15	37.64	0.03
Second Quarter	46.02	34.70	0.03
First Quarter	39.02	20.76	0.03

2016
Fourth Quarter	$27.29	$14.41	$0.03
Third Quarter	16.08	5.82	0.03
Second Quarter	10.83	6.99	0.03
First Quarter	7.84	3.06	0.03
(1)	Includes a $0.17 per share dividend declared in December 2017, which will be paid on March 15, 2018 to our shareholders of record as of the close of business on February 15, 2018.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Share Repurchase Program

On November 30, 2017, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity. Under the share repurchase program, shares of our common stock may be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our share repurchase program became effective on November 30, 2017 and continues through its expiration on December 31, 2020. The program may be suspended or discontinued at any time. All common shares purchased under the share repurchase program are held as treasury stock and are accounted for using the cost method.

From December 1, 2017 through December 31, 2017, we purchased 2,386,406 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $116 million at an average share price of $48.81 per share. All common shares purchased were part of our share repurchase program, which was announced to the public on December 1, 2017. The aggregate amount of our common stock that remains available for purchase under the share repurchase program at December 31, 2017 is $384 million.

Subsequent to December 31, 2017, in January 2018, we purchased an additional 654,241 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $34 million and an average share price of $51.23 per share.

The Chemours Company

Stock Performance Graph

The following graph presents the cumulative total stockholder returns for our common stock compared with the Standard & Poor’s (S&P) MidCap 400 and the S&P MidCap 400 Chemical indices since the Separation from DuPont on July 1, 2015, the date that our common stock began “regular-way” trading on the NYSE.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on July 1, 2015, and that all dividends were reinvested.

The Chemours Company

Item 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data for each of the years ended December 31, 2017, 2016, and 2015, and as of December 31, 2017 and 2016 was derived from the audited consolidated financial statements included within the Consolidated Financial Statements of this Annual Report on Form 10-K. The selected historical consolidated financial data for each of the years ended December 31, 2014 and 2013, and as of December 31, 2015, 2014, and 2013 was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected historical consolidated financial data for the years ended December 31, 2013 and 2014, and for the first six months of the year ended December 31, 2015, include expenses of DuPont that were allocated to us for certain corporate functions, including information technology, R&D, finance, legal, insurance, compliance, and human resources activities. These costs may not be representative of our actual costs as an independent, publicly-traded company. In addition, our selected historical consolidated financial data does not reflect changes related to our Separation from DuPont, including changes in our cost structure, personnel needs, tax structure, capital structure, financing, and business operations. Consequently, the financial information included herein may not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been an independent, publicly-traded company during the periods presented. Accordingly, these historical results should not be relied upon as an indicator of our future performance.

For a better understanding, this section should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Summary consolidated statements of operations data
Net sales	$6,183	$5,400	$5,717	$6,432	$6,859
Restructuring and asset-related charges, net	57	170	333	21	2
Income (loss) before income taxes	912	(11)	(188)	550	576
Provision for (benefit from) income taxes	165	(18)	(98)	149	152
Net income (loss) attributable to Chemours	746	7	(90)	400	423
Basic earnings (loss) per share of common stock (1)	4.04	0.04	(0.50)	2.21	2.34
Diluted earnings (loss) per share of common stock (1)	3.91	0.04	(0.50)	2.21	2.34
Summary consolidated balance sheets data
Working capital, net (2)	$1,845	$782	$835	$543	$474
Total assets	7,293	6,060	6,298	5,959	5,580
Debt, net (3)	4,112	3,544	3,954	1	1
Other summary consolidated financial data
Purchases of property, plant, and equipment	$411	$338	$519	$604	$438
Depreciation and amortization	273	284	267	257	261
Dividends per share of common stock (4,5)	0.29	0.12	0.58	—	—
(1)

For the years ended December 31, 2014 and 2013, pro forma earnings per share was calculated based on 180,966,833 shares of our common stock that were distributed to DuPont’s shareholders on July 1, 2015. The same number of shares was used to calculate basic and diluted earnings per share since none of our equity awards were outstanding prior to the Separation.

(2)

Defined as current assets minus current liabilities. Current assets include cash and cash equivalents of $1.6 billion, $902 million, and $366 million at December 31, 2017, 2016, and 2015, respectively. Years prior to 2015 do not include any cash and cash equivalents, as these needs were provided by our former parent, DuPont.

(3)	Amounts as of December 31, 2017, 2016, and 2015 include unamortized debt issuance costs and discount of $49 million, $47 million, and $60 million, respectively.
(4)

Dividends per share of common stock for the year ended December 31, 2015 includes the following: (i) dividend of an aggregate amount of $100 million declared prior to the Separation by our then-board of directors (consisting of DuPont employees), which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015; and, (ii) dividend of $0.03 per share declared after the Separation by our independent board of directors, which was paid on December 14, 2015 to our stockholders of record as of November 13, 2015.

(5)

Dividends per share of common stock for the year ended December 31, 2017 includes a $0.17 per share dividend declared in December 2017, which will be paid on March 15, 2018 to our shareholders of record as of the close of business on February 15, 2018.

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition, and results of our operations for the periods presented. Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed within Item 1A – Risk Factors. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include TiO2 pigment, refrigerants, industrial fluoropolymer resins, and a portfolio of mining and industrial chemicals, including sodium cyanide.

We manage and report our operating results through three reportable segments: Titanium Technologies, Fluoroproducts, and Chemical Solutions. Our positions within each of these businesses reflect the strong value proposition we provide to our customers based on our long history and reputation in the chemical industry for safety, quality, and reliability.

On July 1, 2015, DuPont completed our previously announced spin-off by distributing our common stock, on a pro rata basis, to DuPont’s stockholders of record as of the close of business on the Record Date. Each holder of DuPont common stock received one share of our common stock for every five shares of DuPont’s common stock held on the Record Date. The Separation was completed pursuant to a separation agreement and several other agreements with DuPont, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on July 1, 2015. These agreements govern the relationship among us and DuPont following the Separation, and provide for the allocation of various assets, liabilities, rights, and obligations. These agreements also include arrangements for transition services provided to us by DuPont, which were substantially completed during 2016.

Basis of Presentation

Prior to July 1, 2015, our operations were included in DuPont’s financial results in different legal forms, including, but not limited to, wholly-owned subsidiaries for which we were the sole business, components of legal entities in which we operated in conjunction with other DuPont businesses, and a majority-owned joint venture. For periods prior to July 1, 2015, the Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if the business operations had been conducted independently from DuPont. The Consolidated Financial Statements include the historical operations, assets, and liabilities of the legal entities that are considered to comprise our business, including certain environmental remediation and litigation obligations of DuPont and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. All of the allocations and estimates in the Consolidated Financial Statements prior to July 1, 2015 are based on assumptions that management believes are reasonable.

Recent Developments

U.S. Income Tax Reform

On December 22, 2017, the U.S. enacted the Tax Act, which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law and includes numerous provisions that will affect businesses, such as: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, (ix) creating the global intangibles low-tax income inclusions.

The Chemours Company

For the year ended December 31, 2017, the net provisional impact of tax reform recognized in our provision for income taxes is a $3 million benefit, which includes tax expense associated with the deemed repatriation transition tax on our unremitted foreign earnings. This net benefit is inclusive of a release of the valuation allowance on carryforward foreign tax credits utilized against the deemed repatriation transition tax and the revaluation of our net U.S. deferred tax liabilities as a result of the lower federal rate. We continue to examine the impacts that the Tax Act may have on our effective tax rate in the future. Our accounting for the impacts of the Tax Act is provisional in nature, and is subject to adjustments during a measurement period not to exceed one year from the enactment date in accordance with the SEC’s Staff Accounting Bulletin No. 118 (SAB No. 118). Our provisional estimates could change significantly within this measurement period due to many factors, including, but not limited to, changes in our interpretation of the provisions of the Tax Act, IRS and U.S. Treasury Department (Treasury) guidance that may be issued, and actions we may take.

Share Repurchase Program

On November 30, 2017, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity. Our share repurchase program became effective on November 30, 2017 and continues through its expiration on December 31, 2020. Through December 31, 2017, we purchased 2,386,406 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $116 million. Of the 2,386,406 shares purchased by Chemours, 206,106 shares amounting to $10 million settled subsequent to December 31, 2017. Shares purchased under the share repurchase program are held as treasury stock and are accounted for using the cost method.

Build-to-suit Lease of Research and Development Facility

In October 2017, we executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware (UD) in Newark, Delaware (The Chemours Discovery Hub). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and we will act as the construction agent and ultimate lessee of the facility based on our agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in our consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through December 31, 2017, project costs paid by the owner-lessor amounted to $8 million. Construction of The Chemours Discovery Hub is expected to be completed by early 2020.

2017 Restructuring Program

During the third and fourth quarters of 2017, we announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan (which is discussed in further detail below). These activities include, among other efforts: (i) outsourcing and further centralizing certain of our business process activities; (ii) consolidating our existing, outsourced third-party information technology (IT) providers; and, (iii) implementing various upgrades to our current IT infrastructure. Additionally, we announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to our workforce. We recognized $32 million in charges related to our restructuring activities and VSP for the year ended December 31, 2017, and we anticipate that we will incur an additional $20 million to $25 million in charges for restructuring-related activities and termination benefits through the end of 2018.

Settlement of PFOA MDL Litigation

As previously reported, approximately 3,500 lawsuits have been filed in various federal and state courts in Ohio and West Virginia alleging personal injury from exposure to perfluorooctanoic acid and its salts, including the ammonium salt (PFOA), in drinking water as a result of the historical manufacture or use of PFOA at the Washington Works plant outside Parkersburg, West Virginia. That plant was previously owned and/or operated by the performance chemicals segment of DuPont and is now owned and/or operated by us. These personal injury lawsuits were consolidated in multi-district litigation in the U.S. District Court for the Southern District of Ohio (MDL).

In March 2017, DuPont entered into an agreement with the MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claims inventory, as well as cases that have been tried to a jury verdict (MDL Settlement). The total settlement amount was $670.7 million in cash, with half paid by us and half paid by DuPont. DuPont’s payment was not subject to indemnification or reimbursement by us and we accrued $335 million associated with this matter at December 31, 2016.

In the second and third quarters of 2017, we paid $15 million and $320 million in settlement payments, respectively, for accruals made in connection with the PFOA MDL Settlement for a complete release of all claims by the settling plaintiffs.

The Chemours Company

Details of the PFOA MDL Settlement are discussed further in “Note 20 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Debt Transactions

In May 2017, we completed an offering of a $500 million aggregate principal amount of 5.375% Senior Unsecured Notes due 2027 (Offering). A portion of the net proceeds from the Offering was used to pay the $335 million we accrued for the PFOA MDL Settlement. The remaining net proceeds were available for our general corporate purposes.

In April 2017, we entered into an amendment to our existing credit agreement to provide for a new class of term loans denominated in euros and U.S. dollars, in an aggregate principal amount of €400 million and $940 million, respectively (April Amendment). The proceeds from the new class of term loans were used to repay our existing senior secured term loan outstanding of $1.4 billion, in full. No incremental debt was incurred in connection with the April Amendment.

Details of the Offering and the April Amendment are discussed further within “Liquidity and Capital Resources” of this MD&A, under the heading “Credit Facilities and Notes.”

Sale of Corporate Headquarters

In April 2017, we completed the sale of our corporate headquarters building located in Wilmington, Delaware for net proceeds of $29 million. We used $13 million of the net proceeds from this sale to repay a portion of our outstanding term loans in accordance with the credit agreement. Also, in connection with the sale, we entered into lease agreements to leaseback a portion of the building beginning in April 2017. In connection with the sale and leaseback transaction, we deferred a gain of $2 million.

Chemical Solutions Portfolio Optimization

On June 13, 2016, we entered into an asset purchase agreement with Veolia, pursuant to which Veolia agreed to acquire our Sulfur business for a purchase price of $325 million in cash, subject to customary working capital and other adjustments. We completed the sale on July 29, 2016, receiving total proceeds of $321 million in cash, net of estimated working capital adjustments.

On April 22, 2016, we entered into a stock and asset purchase agreement with Lanxess, pursuant to which Lanxess agreed to acquire our C&D product line by acquiring certain of our subsidiaries and assets comprising the C&D business for a purchase price of $230 million in cash, subject to customary working capital and other adjustments. We completed the sale on August 31, 2016 and received $223 million in cash, net of working capital adjustments.

On March 1, 2016, we completed the sale of our aniline facility in Beaumont, Texas to Dow for cash proceeds of $140 million. As part of this transaction, we also entered into a supply agreement with an initial two-year term to supply Dow with its additional aniline requirements from our Pascagoula, Mississippi production facility.

We used the proceeds from the above sales to fund capital expenditures, and for our general corporate purposes.

Transformation Plan

Following the Separation in 2015, we announced a plan to transform our company by reducing structural costs, growing market positions, optimizing our portfolio, refocusing investments, and enhancing our organization. We made considerable progress on our transformation plan from August 2015 through December 2017, and declared the transformation plan complete at the end of 2017. Under the transformation plan, we delivered over $800 million of incremental Adjusted EBITDA improvement over 2015 through 2017. Through year-end 2017, we realized approximately $350 million in cost savings since the Separation, which improved our pre-tax earnings by similar amounts. Further, through a combination of higher cash flows from operations and proceeds from asset sales, we reduced our leverage ratio to below 2.0 times at the end of 2017. We continue to implement additional cost reduction initiatives in order to realize additional structural cost savings through 2018 and beyond. These improvements were realized after offsets related to the impact of divestitures completed during 2016 (as discussed above), unfavorable price and mix of other products, and may also be impacted by market factors and other costs to achieve our plan. The results of our transformation actions are further discussed in the “Our Results and Business Highlights,” “Segment Reviews,” and “2018 Outlook” sections of this MD&A.

The Chemours Company

Growth Expectations Through 2020

On December 1, 2017, we held our first investor day, during which we described how we expect each of our businesses to contribute to our overall growth. For our Titanium Technologies segment, we are implementing a value stabilization strategy in order to seek to reduce volatility for our Ti-PureTM TiO2 pigment earnings. For our Fluoroproducts segment, we are optimizing our fluorochemicals product mix with the expansion of OpteonTM refrigerants capacity and renewing our fluoropolymers portfolio through application development. For our Chemical Solutions segment, we are expanding our capacity to meet demand for our Mining Solutions products. To the extent we are successful in implementing such plans, as to which no assurance can be given, we identified key financial targets through 2020, including goals for our future net sales growth, Adjusted EBITDA margin improvement, Adjusted EPS, FCF, and ROIC. For further discussion regarding the risks associated with meeting our key financial targets for 2020 and the factors that may affect our ability to achieve these targets, see Item 1A – Risk Factors. For further discussion regarding our use of non-GAAP financial measures and reconciliations to their closest GAAP financial measures, see “Non-GAAP Financial Measures” within this MD&A.

Our Results of Operations and Business Highlights

Results of Operations

Our results of operations for the year ended December 31, 2017 exhibit our strong performance, with positive contributions from all three of our segments. Our net sales increased to $6.2 billion for the year ended December 31, 2017 when compared with $5.4 billion for the same period in 2016, primarily attributable to higher average selling prices and higher demand for our Ti-PureTM TiO2 pigment in the Titanium Technologies segment, improved pricing for our base refrigerants, increased adoption of our OpteonTM refrigerants, and higher demand for our fluoropolymer products in the Fluoroproducts segment, and increased volume across most businesses in the Chemical Solutions segment. These increases were partially offset by the impact of our 2016 portfolio changes in the Chemical Solutions segment. Our net income and our Adjusted EBITDA increased to $746 million and $1.4 billion for the year ended December 31, 2017, respectively, when compared with $7 million and $822 million for the same period in 2016, respectively. These increases were primarily attributable to the aforementioned increases in pricing and volume, plus the impact of cost reductions from our cost savings initiatives and portfolio changes. These increases were partially offset by higher performance-related compensation and transformation costs during 2017. Additionally, in 2016, our net income was negatively impacted by the accrual of $335 million in legal costs related to the PFOA MDL Settlement.

The following table sets forth our results of operations for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net sales	$6,183	$5,400	$5,717
Cost of goods sold	4,429	4,290	4,762
Gross profit	1,754	1,110	955
Selling, general, and administrative expense	602	934	632
Research and development expense	80	80	97
Restructuring and asset-related charges, net	57	170	333
Goodwill impairment	—	—	25
Total expenses	739	1,184	1,087
Equity in earnings of affiliates	33	29	22
Interest expense, net	(215)	(213)	(132)
Other income, net	79	247	54
Income (loss) before income taxes	912	(11)	(188)
Provision for (benefit from) income taxes	165	(18)	(98)
Net income (loss)	747	7	(90)
Less: Net income attributable to non-controlling interests	1	—	—
Net income (loss) attributable to Chemours	$746	$7	$(90)

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our total net sales for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Change in total net sales from prior period	2017	2016
Price	8%	(3)%
Volume	11%	2%
Currency	—%	(1)%
Portfolio/other	(4)%	(4)%
Total change in net sales	15%	(6)%

2017 Compared with 2016

Our net sales increased by $783 million, or 15%, to $6.2 billion for the year ended December 31, 2017 when compared with $5.4 billion for the year ended December 31, 2016. This increase reflects an 8% improvement in price, primarily attributable to higher average selling prices for our Ti-PureTM TiO2 pigment in the Titanium Technologies segment and improved pricing for our base refrigerants in the Fluoroproducts segment, and an 11% improvement in volume, primarily attributable to higher demand for our Ti-PureTM TiO2 pigment in the Titanium Technologies segment, the increased adoption of our OpteonTM refrigerants and higher demand for our fluoropolymer products in the Fluoroproducts segment, and increased volume across most businesses in the Chemical Solutions segment. These increases were partially offset by the impact of portfolio changes in the Chemical Solutions segment related to the 2016 sales of our Sulfur and C&D businesses and our aniline facility in Beaumont, Texas, as well as the production shutdown at our RMS facility in Niagara Falls, New York, which combined, led to a 4% reduction in our net sales.

2016 Compared with 2015

Our net sales decreased by $317 million, or 6%, to $5.4 billion for the year ended December 31, 2016 when compared with $5.7 billion for the year ended December 31, 2015. This decrease reflects a 3% reduction in price, primarily attributable to lower average selling prices for our Ti-PureTM TiO2 pigment and fluoropolymer products in the Titanium Technologies and Fluoroproducts segments, respectively, and lower average selling prices in the Chemical Solutions segment resulting from the impact of lower raw materials costs on contractual pass-through terms. Additionally, our decrease in net sales reflects a 1% reduction for unfavorable foreign currency exchange impacts in the Fluoroproducts segment and a 4% reduction for our aforementioned portfolio changes in the Chemical Solutions segment. These decreases were partially offset by volume increases due to increased demand for our Ti-PureTM TiO2 pigment and OpteonTM refrigerants for Europe and the U.S. in the Titanium Technologies and Fluoroproducts segments, respectively, which drove a 2% increase in our net sales.

Cost of Goods Sold

2017 Compared with 2016

Our cost of goods sold (COGS) increased by $139 million, or 3%, to $4.4 billion for the year ended December 31, 2017 when compared with $4.3 billion for the year ended December 31, 2016. This increase was primarily attributable to increases in volume, as well as increases in costs associated with our transformation activities and higher performance-related compensation costs during 2017, which were partially offset by the impact of portfolio changes in our Chemical Solutions segment.

2016 Compared with 2015

Our COGS decreased by $472 million, or 10%, to $4.3 billion for the year ended December 31, 2016 when compared with $4.8 billion for the year ended December 31, 2015. This decrease is primarily attributable to lower operating costs, including lower raw materials and overhead costs, and improvements in plant utilization during 2016. In addition, the 2016 portfolio changes in our Chemical Solutions segment further decreased our COGS for the year then-ended. These decreases were partially offset by costs for certain inventory and asset write-downs in connection with our portfolio changes during 2016, as well as higher performance-related compensation costs.

The Chemours Company

Selling, General, and Administrative Expense

2017 Compared with 2016

Our selling, general, and administrative (SG&A) expense decreased by $332 million, or 36%, to $602 million for the year ended December 31, 2017 when compared with $934 million for the year ended December 31, 2016. This decrease was primarily attributable to the accrual of $335 million in legal costs related to the PFOA MDL Settlement at the end of 2016, as well as lower management and administrative and transaction-related costs, the latter associated with the sales of our Sulfur and C&D businesses in 2016, which did not recur in 2017. These decreases were partially offset by incremental costs related to our transformation activities and higher performance-related compensation costs in 2017.

2016 Compared with 2015

Our SG&A expense increased by $302 million, or 48%, to $934 million for the year ended December 31, 2016 when compared with $632 million for the year ended December 31, 2015. This increase was primarily attributable to the aforementioned legal and transaction-related costs associated with our PFOA MDL Settlement and the sales of our Sulfur and C&D businesses during 2016, respectively, as well as higher costs for performance-related compensation, legal, and other settlements for the year then-ended. These increases were partially offset by lower pension costs and our cost reduction initiatives, including costs associated with our global workforce reduction and other initiatives in connection with our transformation plan.

Research and Development Expense

2017 Compared with 2016

Our R&D expense was flat at $80 million for the years ended December 31, 2017 and 2016.

2016 Compared with 2015

Our R&D expense decreased by $17 million, or 18%, to $80 million for the year ended December 31, 2016 when compared with $97 million for the year ended December 31, 2015. This decrease reflects reductions in spend, primarily attributable to decisions to focus on fewer, higher return projects. Our global workforce reduction initiative, which was enacted in 2015, also impacted our R&D function and contributed to this decrease.

Restructuring and Asset-related Charges, Net

2017 Compared with 2016

Our restructuring and asset-related charges, net amounted to $57 million for the year ended December 31, 2017, primarily attributable to decommissioning and other charges in the Chemical Solutions segment associated with the production shutdown at our RMS plant in Niagara Falls, New York for $17 million, and restructuring charges and employee termination benefits in all segments associated with our 2017 restructuring program for $32 million. Additional charges incurred during 2017 include $4 million in the Titanium Technologies segment and $3 million in the Fluoroproducts segment for decommissioning and other charges associated with the closure of our Edge Moor, Delaware plant and certain production lines in our U.S. manufacturing plants, respectively, and $1 million in charges related to write-downs for certain of our assets. Our restructuring and asset-related charges, net amounted to $170 million for the year ended December 31, 2016, primarily attributable to decommissioning and other charges of $30 million, $8 million, and $7 million associated with the aforementioned closures of our Edge Moor and RMS plants, and our Fluoroproducts production lines, respectively. In addition, during 2016, we recorded asset-related charges for impairments of $58 million and $48 million in the Chemical Solutions segment related to the sale of our Sulfur business and for our aniline plant in Pascagoula, Mississippi, respectively, and $13 million in Corporate and Other related to the sale of our corporate headquarters building in Wilmington, Delaware.

2016 Compared with 2015

Our restructuring and asset-related charges, net amounted to $170 million for the year ended December 31, 2016, primarily attributable to the aforementioned plant and production line closures, and impairment charges related to certain of our assets and businesses. Our restructuring and asset-related charges, net amounted to $333 million for the year ended December 31, 2015, primarily attributable to employee termination benefits, decommissioning, asset-related, and other charges of $140 million, $24 million, and $12 million for the aforementioned closure of our Edge Moor plant, our Fluoroproducts production lines, and our RMS plant, respectively. In addition, we recorded $112 million in charges for employee termination benefits associated with our 2015 global restructuring program in all segments, and $45 million in asset-related charges for an impairment associated with the closure of our RMS facility.

The Chemours Company

Interest Expense, Net

2017 Compared with 2016

Our interest expense, net increased by $2 million, or 1%, to $215 million for the year ended December 31, 2017 when compared with $213 million for the year ended December 31, 2016. This increase reflects additional interest from the issuance of our 2027 Notes in the Offering, which is partially offset by decreased interest from the repricing of our senior secured term loan in connection with the April Amendment and lower outstanding principal due to payments on the same. In addition, in 2016, we recorded a non-recurring net gain of $10 million on debt extinguishment resulting from the repurchase of certain portions of our senior unsecured notes in the open market, which is partially offset by a non-recurring loss of $4 million resulting from the write-off of certain unamortized debt issuance costs associated with the reduction in commitment on our Revolving Credit Facility.

2016 Compared with 2015

Our interest expense, net increased by $81 million, or 61%, to $213 million for the year ended December 31, 2016 when compared with $132 million for the year ended December 31, 2015. This increase reflects the first full year of interest expense following the issuance of our Senior Secured Credit Facilities and senior unsecured notes in May 2015.

Other Income, Net

2017 Compared with 2016

Our other income, net amounted to $79 million for the year ended December 31, 2017, primarily attributable to $30 million and $24 million in normal, recurring leasing, contract, and miscellaneous income and royalty income, respectively. In addition, we recognized net gains on the sale of certain of our assets and businesses for $22 million, which included a $13 million gain in connection with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and a $12 million gain associated with the sale of our Edge Moor, Delaware plant site, net of certain losses on other disposals. Finally, we recognized net foreign currency exchange gains of $3 million during 2017. Our other income, net amounted to $247 million for the year ended December 31, 2016, primarily attributable to $35 million and $15 million in normal, recurring leasing, contract, and miscellaneous income and royalty income, respectively. In addition, we recognized net gains on the sale of certain of our assets and businesses for $254 million, which included $169 million associated with the sale of our C&D business and $89 million associated with the sale of our aniline plant in Beaumont, Texas. Our 2016 other income, net, was partially offset by net foreign currency exchange losses of $57 million, primarily attributable to a strengthening of the U.S. dollar against the Mexican peso.

2016 Compared with 2015

Our other income, net amounted to $247 million for the year ended December 31, 2016, primarily attributable to the aforementioned normal, recurring leasing, contract, and miscellaneous income and royalty income, and gains on the sale of our C&D business and aniline facility, which were partially offset by net foreign currency exchange losses. Our other income, net amounted to $54 million for the year ended December 31, 2015, primarily attributable to $25 million and $19 million in normal, recurring leasing, contract, and miscellaneous income and royalty income, respectively, and $19 million in net foreign currency exchange gains, primarily attributable to our foreign currency forward contracts. Our 2015 other income, net was partially offset by $9 million in net losses associated with the sales of certain of our assets and businesses.

Provision for (Benefit from) Income Taxes

2017 Compared with 2016

Our provision for income taxes amounted to $165 million for the year ended December 31, 2017, representing an effective income tax rate of 18%. Our benefit from income taxes amounted to $18 million for the year ended December 31, 2016, representing an effective income tax rate of 164%. The $183 million increase in our provision for income taxes for the year ended December 31, 2017 when compared with the same period in 2016 is primarily attributable to increased profitability, as well as changes in the geographic mix of our earnings. Our provision for income taxes for the year ended December 31, 2017 reflects a $22 million windfall benefit from the federal and state impact of share-based payments, a release of reserves for uncertain tax positions resulting in a benefit of $6 million, and the provisional impacts of U.S. tax reform, which resulted in a net benefit of $3 million. The net $3 million benefit from U.S. tax reform includes tax expense associated with the deemed repatriation transition tax on our unremitted foreign earnings, a release of the valuation allowance on carryforward foreign tax credits utilized against the deemed repatriation transition tax, and the revaluation of our net U.S. deferred tax liabilities as a result of the lower federal rate.

The Chemours Company

2016 Compared with 2015

Our benefit from income taxes amounted to $18 million for the year ended December 31, 2016, representing an effective income tax rate of 164%. Our benefit from income taxes amounted to $98 million for the year ended December 31, 2015, representing an effective income tax rate of 52%. The $80 million decrease in our benefit from income taxes and the change in our effective income tax rate for the year ended December 31, 2016 when compared with the same period in 2015 is primarily attributable to our recognition of a $50 million valuation allowance on our U.S. foreign tax credits, the geographical mix of our earnings, and our recognition of gains in connection with the sales of certain of our assets and businesses during the year. These decreases were partially offset by the additional income tax benefit resulting from our $335 million accrual for the PFOA MDL Settlement at the end of 2016.

Segment Reviews

Adjusted EBITDA represents our primary measure of segment performance and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the component of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2017, 2016, and 2015 is included in “Non-GAAP Financial Measures” in this MD&A and in “Note 25 – Geographic and Segment Information” to the Consolidated Financial Statements.

The following table sets forth our total Adjusted EBITDA by segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Titanium Technologies	$862	$466	$326
Fluoroproducts	669	445	300
Chemical Solutions	57	39	29
Corporate and Other	(166)	(128)	(82)
Total Adjusted EBITDA	$1,422	$822	$573

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Segment net sales	$2,958	$2,364	$2,392
Adjusted EBITDA	862	466	326
Adjusted EBITDA margin	29%	20%	14%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Titanium Technologies segment’s net sales for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Change in segment net sales from prior period	2017	2016
Price	17%	(3)%
Volume	8%	2%
Currency	—%	—%
Portfolio/other	—%	—%
Total change in segment net sales	25%	(1)%

The Chemours Company

2017 Compared with 2016

Segment net sales increased by $594 million, or 25%, for the year ended December 31, 2017 when compared with the same period in 2016. This increase was primarily attributable to higher average selling prices for our Ti-PureTM TiO2 pigment driving a 17% price increase in segment net sales, and higher global demand for our Ti-PureTM TiO2 pigment across most regions driving an 8% volume increase in segment net sales. Our segment net sales volume in 2017 was above historical trends, which are typically in line with global GDP growth due to customers’ preference for our high quality Ti-PureTM TiO2 pigment, as well as certain global supply constraints.

Segment Adjusted EBITDA increased by $396 million, or 85%, and segment Adjusted EBITDA margin increased by approximately 900 basis points for the year ended December 31, 2017 when compared with the same period in 2016. These increases were primarily attributable to the aforementioned higher average selling prices and increased demand for our Ti-PureTM TiO2 pigment, partially offset by higher performance-related compensation, transformation, and raw materials costs in the segment.

2016 Compared with 2015

Segment net sales decreased by $28 million, or 1%, for the year ended December 31, 2016 when compared with the same period in 2015. This decrease was primarily attributable to lower average selling prices for our Ti-PureTM TiO2 pigment affecting a 3% price decrease in segment net sales, partially offset by a 2% volume increase in segment net sales primarily attributable to higher demand in Europe and the U.S. Our segment net sales volume in 2016 was in line with seasonal and historical trends.

Segment Adjusted EBITDA increased by $140 million, or 43%, and segment Adjusted EBITDA margin increased by approximately 600 basis points for the year ended December 31, 2016 when compared with the same period in 2015. These increases were primarily attributable to productivity improvement initiatives, including the closure of our Edge Moor, Delaware plant and global headcount reductions, which collectively resulted in lower raw materials and plant operating costs in the segment. These increases were partially offset by the aforementioned lower average selling prices for our Ti-PureTM TiO2 pigment and higher performance-related compensation costs in the segment.

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Segment net sales	$2,654	$2,264	$2,230
Adjusted EBITDA	669	445	300
Adjusted EBITDA margin	25%	20%	13%

The Chemours Company

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Fluoroproducts segment’s net sales for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Change in segment net sales from prior period	2017	2016
Price	1%	(1)%
Volume	16%	4%
Currency	—%	(1)%
Portfolio/other	—%	(1)%
Total change in segment net sales	17%	1%

2017 Compared with 2016

Segment net sales increased by $390 million, or 17%, for the year ended December 31, 2017 when compared with the same period in 2016. This increase was primarily attributable to significantly stronger global demand for our OpteonTM refrigerants and improved demand for our fluoropolymer products driving a 16% volume increase in segment net sales, and higher selling prices for our base refrigerants driving a 1% price increase in segment net sales. This increase was partially offset by lower selling prices for both our OpteonTM refrigerants due to expected automotive contractual price declines and our fluoropolymer products, as well as lower volume for our base refrigerants due to the phase-down of HCFC refrigerants (e.g., FreonTM) in the segment.

Segment Adjusted EBITDA increased by $224 million, or 50%, and segment Adjusted EBITDA margin increased by approximately 500 basis points for the year ended December 31, 2017 when compared with the same period in 2016. These increases were primarily attributable to the aforementioned increased demand for our OpteonTM refrigerants and fluoropolymer products and the favorable pricing for our base refrigerants, as well as cost reductions from our cost savings initiatives in the segment. These increases were partially offset by the aforementioned unfavorable pricing for both our OpteonTM refrigerants and fluoropolymer products, lower volume for our base refrigerants, and higher performance-related compensation and transformation costs in the segment.

2016 Compared with 2015

Segment net sales increased by $34 million, or 1%, for the year ended December 31, 2016 when compared with the same period in 2015. This increase was primarily attributable to stronger demand for our OpteonTM refrigerants in Europe and the U.S. driving a 4% volume increase in segment net sales, partially offset by lower selling prices for our fluoropolymer products due to competitive pricing pressures, lower volume for our base refrigerants due to the phase-down of HCFC refrigerants, and unfavorable foreign currency exchange impacts from the euro, Brazilian real, and Mexican peso, each affecting a 1% decrease in net sales for the segment.

Segment Adjusted EBITDA increased by $145 million, or 48%, and segment Adjusted EBITDA margin increased by approximately 700 basis points for the year ended December 31, 2016 when compared with the same period in 2015. These increases were primarily attributable to the aforementioned increased demand for our OpteonTM refrigerants, as well as margin improvements and cost reductions from our cost savings initiatives in the segment. These increases were partially offset by the aforementioned unfavorable pricing for our fluoropolymer products, lower volume for our base refrigerants, unfavorable foreign currency exchange impacts, and higher performance-related compensation costs in the segment.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Segment net sales	$571	$772	$1,095
Adjusted EBITDA	57	39	29
Adjusted EBITDA margin	10%	5%	3%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Chemical Solutions segment’s net sales for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Change in segment net sales from prior period	2017	2016
Price	1%	(7)%
Volume	4%	(3)%
Currency	—%	—%
Portfolio/other	(31)%	(19)%
Total change in segment net sales	(26)%	(29)%

2017 Compared with 2016

Segment net sales decreased by $201 million, or 26%, for the year ended December 31, 2017 when compared with the same period in 2016. This decrease was primarily attributable to portfolio changes resulting from the sales of our Sulfur and C&D businesses and our aniline facility in Beaumont, Texas, as well as the production shutdown at our RMS facility in Niagara Falls, New York, which combined, affected a 31% decrease in segment net sales. This decrease was partially offset by modestly higher selling prices and increased sales volumes across most businesses driving a 1% price increase and a 4% volume increase in net sales, respectively.

Segment Adjusted EBITDA increased by $18 million, or 46%, and segment Adjusted EBITDA margin increased by approximately 500 basis points for the year ended December 31, 2017 when compared with the same period in 2016. These increases were primarily attributable to cost reductions from our aforementioned portfolio changes, as well as the aforementioned price and volume increases in the segment.

2016 Compared with 2015

Segment net sales decreased by $323 million, or 29%, for the year ended December 31, 2016 when compared with the same period in 2015. This decrease was primarily attributable to the aforementioned portfolio changes, which combined, affected a 19% decrease in segment net sales, as well as decreases in selling prices resulting from the impact of lower raw materials costs on contractual pass-through items and lower sales volume across substantially all businesses except Sulfur affecting a 7% price decrease and a 3% volume decrease in segment net sales, respectively.

The Chemours Company

Segment Adjusted EBITDA increased by $10 million, or 34%, and segment Adjusted EBITDA margin increased by approximately 200 basis points for the year ended December 31, 2016 when compared with the same period in 2015. These increases were primarily attributable to cost reduction efforts, including our global headcount reductions implemented in 2015, as well as improvements in plant operating costs, despite the overall decrease in segment net sales resulting from our aforementioned portfolio changes.

Corporate and Other

Corporate costs and certain legal and environmental expenses that are not allocated to the segments and foreign exchange gains and losses arising from remeasurement of balances in currencies other than the functional currency of the legal entity are reflected in Corporate and Other. Corporate and Other costs increased by $38 million, or 30%, to $166 million for the year ended December 31, 2017 when compared with $128 million for the same period in 2016. This increase was primarily attributable to costs associated with legacy environmental issues, legal costs, and higher performance-related compensation costs. Corporate and Other costs increased by $46 million, or 56%, to $128 million for the year ended December 31, 2016 when compared with $82 million for the same period in 2015. This increase was primarily attributable to higher legal, performance-related compensation, and other miscellaneous costs.

2018 Outlook

For 2018, we expect our earnings growth to be in line with the three-year targets that we discussed at our investor day in December 2017. Our 2018 results will be driven by the expectation that (i) average prices for our TiO2 pigment will be above 2017 average prices, (ii) there will be continued transition to OpteonTM refrigerants, (iii) there will be increased demand for our fluoropolymer products, and (iv) there will be strong demand for our Mining Solutions products. We expect our capital expenditures to be between $475 million and $525 million, which will be driven largely by capital expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas, and our Mining Solutions plant under construction in Laguna, Mexico. Our outlook for 2018 reflects our current visibility and expectations based on market factors, such as currency movements, TiO2 pigment pricing, and end-market demand, and our ability to meet these targets are subject to numerous risks, such as those described in Item 1A – Risk Factors.

Liquidity and Capital Resources

Prior to the Separation on July 1, 2015, transfers of cash to and from DuPont’s cash management system were reflected in DuPont’s net investment in the historical consolidated balance sheets, consolidated statements of stockholders’ equity, and consolidated statements of cash flows. DuPont funded our cash needs through the Separation Date. We have a historical pattern of seasonality, with a working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year.

Our primary sources of liquidity are cash generated from operations, available cash, and borrowings under our debt financing arrangements, which are described in further detail below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to (i) selectively invest for growth to enhance our portfolio, including certain strategic capital investments, (ii) return cash to shareholders through dividends and share repurchases, and (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings, or refinance our existing debt, could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

Our operating cash flows generation is driven by, among other things, the general global economic conditions at any point in time and its resulting impact on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various industry and economic cycles, evidencing the operating strength of our businesses. Over the industry cycles in recent years, our cash flows from operating activities increased in years leading up to the historical peak profitability achieved in 2011, which was followed by a steady decline in our cash flows from operating activities from 2012 to 2015, when we hit our historical low. Despite the challenging market conditions in the TiO2 industry since the historical peak, we anticipate that through our cost reduction efforts and growth initiatives, our operations will provide sufficient liquidity to support the cash needs of our business. From 2016 to 2017, we experienced steady increases in our cash flows from operating activities, leading to cash flows from operating activities of $594 million and $639 million, respectively.

The Chemours Company

On November 30, 2017, our board of directors increased our dividend to $0.17 per share, which is payable on March 15, 2018 to our shareholders of record as of February 15, 2018. Accordingly, we have accrued a dividend payable amounting to $31 million at December 31, 2017. On September 1, 2015, our independent board of directors declared a dividend of $0.03 per share, which was paid on December 14, 2015 to our stockholders of record on November 13, 2015. During 2016 and 2017, our board of directors continued to declare quarterly dividends of $0.03 per share, which were paid in each quarter during those years. While we were a wholly-owned subsidiary of DuPont, our then-board of directors, consisting of DuPont employees, declared a dividend in an aggregate amount of $100 million, or $0.55 per share, for the third quarter of 2015, which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015.

We anticipate making significant payments for interest, capital expenditures, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide us with sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility, which is discussed further under the heading “Credit Facilities and Notes,” is subject to the last 12 months of our consolidated EBITDA, as defined in the credit agreement.

The separation agreements set forth a process to true-up cash and working capital transferred to us from DuPont at the Separation. In January 2016, we and DuPont entered into an agreement, contingent upon the credit agreement amendment described herein, which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreements. As a result, we were not required to make any payments to DuPont, nor did DuPont make any payments to us related to the Separation true-up mechanism. In addition, the agreement set forth an advance payment of approximately $190 million, which was paid to us in February 2016, for certain specified goods and services that we provided to DuPont through mid-2017 under our existing agreements. $58 million of the prepayment amount remained outstanding at December 31, 2016, which was utilized during 2017 by DuPont.

At December 31, 2017, we had total cash and cash equivalents of $1.6 billion, of which, $795 million was held by our foreign subsidiaries. All of our cash and cash equivalents that is held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At December 31, 2017, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the U.S.; however, we continue to evaluate this assertion as a result of U.S. tax reform. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

No deferred tax liabilities have been recognized with regard to the $795 million of cash and cash equivalents of our foreign subsidiaries at December 31, 2017, or on our undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution; however, due to the U.S. deemed repatriation transition tax as a result of the Tax Act, the incremental cost to repatriate earnings would be reduced if a distribution was made in the future.

Cash Flows

The following table sets forth a summary of our net cash provided by (used for) operating, investing, and financing activities for the years ended December 31, 2017, 2016, and 2016.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash provided by operating activities	$639	$594	$182
Cash provided by (used for) investing activities	(370)	357	(497)
Cash provided by (used for) financing activities	353	(396)	687

The Chemours Company

Operating Activities

2017 Compared with 2016

We received $639 million and $594 million in cash flows from our operating activities for the years ended December 31, 2017 and 2016, respectively. Increases resulting from improvements in our net income of $746 million for the year ended December 31, 2017 when compared with net income of $7 million for the same period in 2016 were substantially offset by negative impacts to our operating cash flows resulting from changes in our operating assets and liabilities. During 2017, we made payments of $335 million to satisfy the PFOA MDL Settlement and fully utilized the remaining balance on our $190 million prepayment from DuPont.

2016 Compared with 2015

We received $594 million and $182 million in cash flows from our operating activities for the years ended December 31, 2016 and 2015, respectively. The $412 million increase in our operating cash inflows for the year ended December 31, 2016 when compared with the same period in 2015 was primarily attributable to positive impacts resulting from changes in our net working capital. During 2016, we accrued $335 million for the PFOA MDL Settlement and received $190 million in prepayments for goods and services from DuPont, of which, $132 million was utilized by year-end. In addition, we earned net income of $7 million for the year ended December 31, 2016 when compared with a net loss of $90 million for the same period in 2015. These increases were partially offset by increases in our interest payments to $220 million from $122 million and increases in our restructuring payments to $68 million from $39 million for the years ended December 31, 2016 and 2015, respectively.

Investing Activities

2017 Compared with 2016

We used $370 million for, and received $357 million in cash flows from our investing activities for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, our investing cash outflows were primarily attributable to capital expenditures of $411 million. These cash outflows were partially offset by net proceeds of $29 million and $10 million from the sales of our corporate headquarters building in Wilmington, Delaware and the land which formerly held our manufacturing plant in Edge Moor, Delaware, respectively, during the year then-ended. For the year ended December 31, 2016, our investing cash inflows were primarily attributable to net proceeds of $321 million, $223 million, and $140 million from the sales of our Sulfur and C&D businesses and our aniline facility in Beaumont, Texas, respectively. These cash inflows were partially offset by capital expenditures of $338 million during the year then-ended.

2016 Compared with 2015

We received $357 million from, and used $497 million in cash flows for our investing activities for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, our investing cash inflows were primarily attributable to the aforementioned sales of our businesses and assets, which were partially offset by capital expenditures. For the year ended December 31, 2015, our investing cash outflows were primarily attributable to capital expenditures of $519 million and $32 million in payments for investments in affiliates. These cash outflows were partially offset by net gains of $42 million and $12 million from foreign exchange contract settlements and the sales of certain assets, respectively, for the year then-ended.

Financing Activities

2017 Compared with 2016

We received $353 million from, and used $396 million in cash flows for our financing activities for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, our financing cash inflows were primarily attributable to $489 million in net proceeds from the issuance of our May 2027 Notes in the Offering and $31 million in net proceeds from the exercise of employee stock options. These cash inflows were partially offset by $106 million in payments for purchases of our common stock in connection with our share repurchase program, $27 million in repayments of our senior secured term loans, $22 million in payments for dividends, and $12 million in payments for taxes related to withholdings on our employees’ vested restricted stock units. For the year ended December 31, 2016, our financing cash outflows were primarily attributable to $354 million in repurchases of a portion of our senior secured term loan and senior unsecured notes representing an aggregate principal amount of $370 million, repayments of our senior secured term loan, and $22 million in payments for dividends. These cash outflows were partially offset by $11 million in net proceeds from the exercise of employee stock options.

The Chemours Company

2016 Compared with 2015

We used $396 million for, and received $687 million in cash flows from our financing activities for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, our financing cash outflows were primarily attributable to the aforementioned repurchase of our senior secured term loan and senior unsecured notes, repayments of our senior secured term loan, and payments for dividends, which were partially offset by net proceeds from the exercise of employee stock options. For the year ended December 31, 2015, our financing cash inflows were primarily attributable to $3.4 billion in net proceeds from our financing transactions. These cash inflows were partially offset by $2.6 billion in net payments for transactions with DuPont and $100 million in payments for dividends.

Current Assets

The following table sets forth the components of our current assets at December 31, 2017 and 2016.

	December 31,
(Dollars in millions)	2017	2016
Cash and cash equivalents	$1,556	$902
Accounts and notes receivable, net	919	807
Inventories	935	767
Prepaid expenses and other	83	77
Total current assets	$3,493	$2,553

Accounts and notes receivable, net increased by $112 million, or 14%, to $919 million at December 31, 2017 from $807 million at December 31, 2016. This increase is primarily attributable to higher net sales at the end of 2017 when compared with the end of 2016, and a favorable foreign currency translation adjustment of $24 million at December 31, 2017 when compared with an unfavorable foreign currency translation adjustment of $2 million at December 31, 2016.

Inventories increased by $168 million, or 22%, to $935 million at December 31, 2017 from $767 million at December 31, 2016. This increase is primarily attributable to inventory build for anticipated increases in demand during 2018, and a favorable foreign currency translation adjustment of $10 million at December 31, 2017 when compared with an unfavorable foreign currency translation adjustment of $23 million at December 31, 2016.

Prepaid expenses and other were largely unchanged at $83 million and $77 million at December 31, 2017 and 2016, respectively.

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2017 and 2016.

	December 31,
(Dollars in millions)	2017	2016
Accounts payable	$1,075	$884
Current maturities of long-term debt	15	15
Other accrued liabilities	558	872
Total current liabilities	$1,648	$1,771

Accounts payable increased by $191 million, or 22%, to $1.1 billion at December 31, 2017 from $884 million at December 31, 2016. This increase is primarily attributable to higher inventories and the timing of payments to vendors, and an unfavorable foreign currency translation adjustment of $3 million at December 31, 2017 when compared with a favorable foreign currency translation adjustment of $20 million at December 31, 2016. In addition, we accrued $31 million for dividends payable at December 31, 2017.

Current maturities of long-term debt remained consistent at $15 million at December 31, 2017 and 2016.

Other accrued liabilities decreased by $314 million, or 36%, to $558 million at December 31, 2017 from $872 million at December 31, 2016. This decrease is primarily attributable to our payment of $335 million to satisfy the PFOA MDL Settlement, and a favorable foreign currency translation adjustment of $2 million at December 31, 2017 when compared with an unfavorable foreign currency translation adjustment of $19 million at December 31, 2016.

The Chemours Company

Credit Facilities and Notes

Senior Secured Term Loans

Our credit agreement, as amended, provides for seven-year senior secured term loans and a five-year, $750 million Revolving Credit Facility through 2022. The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs, and other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At December 31, 2017, our Revolving Credit Facility had a full borrowing capacity of $750 million, from which we had $101 million in letters of credit issued and outstanding.

On April 3, 2017, we completed the April Amendment to our credit agreement which provides for a new class of term loans, denominated in euros, in an aggregate principal amount of €400 million (Euro Term Loan), and a new class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $940 million (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the prior term loan outstanding of $1.4 billion (Prior Term Loan). The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan. The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April Amendment also modified certain provisions of the credit agreement, including increased certain incurrence limits to allow further flexibility for us. All other provisions, including financial covenants, remained unchanged. No incremental debt was issued as a result of the April Amendment, although the Euro Term Loan is subject to remeasurement gains or losses.

Our obligations under the Senior Secured Credit Facilities (inclusive of the Revolving Credit Facility and the New Term Loans) are guaranteed on a senior secured basis by all of our material domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the Senior Secured Credit Facilities are also, subject to certain agreed upon exceptions, secured by a first priority lien on substantially all of our and our material, wholly-owned domestic subsidiaries’ assets, including 100% of the stock of certain of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries.

Senior Unsecured Notes

On May 12, 2015, we issued an aggregate principal amount of approximately $2.5 billion in senior unsecured notes (collectively, the Notes) in a private placement. The 2023 Notes, with an aggregate principal amount of approximately $1.4 billion, bear interest at a rate of 6.625% per annum and will mature on May 15, 2023, with all outstanding principal payable at maturity (2023 Notes). The 2025 Notes, with an aggregate principal amount of $750 million, bear interest at a rate of 7.000% per annum and will mature on May 15, 2025, with all outstanding principal payable at maturity (2025 Notes). The 2023 Notes, denominated in euros, with an aggregate principal amount of €360 million, bear interest at a rate of 6.125% per annum and will mature on May 15, 2023, with all outstanding principal payable at maturity (Euro Notes). Interest on the Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year.

The Notes are fully and unconditionally guaranteed, jointly and severally, by our existing and future subsidiaries that guarantee the Senior Secured Credit Facilities or that guarantee our other indebtedness or any of our guarantors’ indebtedness in an aggregate principal amount in excess of $75 million. The Notes are unsecured and unsubordinated by us and our guarantor subsidiaries. The Notes rank equally in right of payment to all of our existing and future unsecured unsubordinated debt and senior in right of payment to all of our existing and future debt that is by its terms expressly subordinated in right of payment to the Notes. The Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt. We are obligated to offer to purchase the Notes at a price of (i) 101% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events, and (ii) 100% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and expectations set forth in the indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions. We are permitted to redeem some or all of the 2023 Notes and the Euro Notes by paying a “make-whole” premium prior to May 15, 2018, and on or after May 15, 2018 and thereafter at specified redemption prices. We may redeem some or all of the 2025 Notes on or after May 15, 2020 at specified redemption prices. We may also redeem some or all of the Notes by means other than a redemption, including tender offer or open market repurchases. Pursuant to the terms of the tax matters agreement entered into at the time of the Separation, our ability to pre-pay, pay down, redeem, retire, or otherwise acquire the 2025 Notes is limited in the absence of obtaining certain tax opinions.

In connection with the issuance of the Notes, we entered into a registration rights agreement, in which we agreed to file a registration statement with the SEC for the exchange of the Notes for newly-registered notes with identical terms. On March 18, 2016, we filed a registration statement on Form S-4 with respect to the exchange offer, and the registration statement was declared effective on April 12, 2016. The exchange offer was completed on May 9, 2016. In addition, the Euro Notes were listed for trading on the Global Exchange Market of the Irish Stock Exchange on May 5, 2016.

The Chemours Company

On May 23, 2017, we completed the Offering and issued a $500 million aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. We received proceeds of $489 million, net of an original issue discount of $5 million and underwriting fees and other related expenses of $6 million, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 million accrued for the global settlement of the PFOA MDL Settlement, with the remainder available for our general corporate purposes.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the existing and future domestic subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or (ii) guarantees other indebtedness of us or any of our guarantors in an aggregate principal amount in excess of $100 million. The guarantees of the 2027 Notes rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of our existing and future unsecured unsubordinated debt and are senior in right of payment to all of our existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

We may redeem the 2027 Notes, in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027. We may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases. We are obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Debt Covenants

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, as amended, require us not to exceed a maximum senior secured net leverage ratio of: (i) 3.50 to 1.00 each quarter through December 31, 2016; (ii) 3.00 to 1.00 through June 30, 2017; and, (iii) further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. We are also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries, and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. The Senior Secured Credit Facilities and the Notes contain events of default customary for these types of financings, including cross-default and cross-acceleration provisions to our material indebtedness. We were in compliance with our debt covenants at December 31, 2017.

In the event of default under our Revolving Credit Facility, our lenders under the Revolving Credit Facility can terminate their commitments thereunder, cease making further revolving loans, and accelerate any outstanding revolving loans. This would allow the lenders under the Revolving Credit Facility to declare the outstanding term loans to be immediately due and payable and to institute foreclosure proceedings against the collateral securing the credit facility, which could force us into bankruptcy or liquidation. Any event of default or declaration of acceleration under the credit agreement also may result in an event of default under the indentures governing the Notes. Any such default, event of default, or declaration of acceleration could materially and adversely affect our results of operations and financial condition.

Maturities

Under the April Amendment, we are required to make principal payments related to the New Term Loans of approximately $14 million in each year from 2018 to 2021, with the remaining principal of $1.4 billion due in 2022. Debt maturities related to the Notes in 2023 and beyond will be $2.8 billion. In addition, following the end of each fiscal year starting with the year ended December 31, 2016, on an annual basis, we are also required to make additional principal repayments, depending on our leverage level as defined in the credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.00 to 1.00 leverage target at the end of each fiscal year. No principal repayments were required to be made in 2017 based upon our December 31, 2016 excess cash flows determined under the credit agreement. No principal payments for excess cash flows are expected to be made in 2018.

The Chemours Company

Supplier Financing

We maintain global paying services agreements with two financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At December 31, 2017, the total payment instructions from us amounted to $172 million. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to get paid early at their discretion. The available capacity under these programs can vary based on the number of suppliers participating in these programs at any point in time.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist primarily of:

•	ongoing capital expenditures, such as those required to maintain equipment reliability, the integrity and safety of our manufacturing sites, and to comply with environmental regulations;
•	investments in our existing facilities to help support introduction of new products and de-bottleneck to expand capacity and grow our business; and,
•	investment in projects to reduce future operating costs and enhance productivity.

The following table sets forth our ongoing and expansion capital expenditures (which includes environmental capital expenditures), as well as expenditures related to our Separation from DuPont for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Titanium Technologies	$65	$105	$255
Fluoroproducts	249	120	142
Chemical Solutions	65	104	117
Corporate and Other	32	9	5
Total purchases of property, plant, and equipment	$411	$338	$519

Our capital expenditures increased for the year ended December 31, 2017 when compared with the same period in 2016, primarily attributable to progress on our new OpteonTM plant under construction in Corpus Christi, Texas, and our Mining Solutions plant under construction in Laguna, Mexico. Our capital expenditures decreased for the year ended December 31, 2016 when compared with the same period in 2015, primarily attributable to the completion of our Altamira, Mexico facility in 2016. We expect our 2018 capital expenditures to be between $475 million and $525 million, which will be driven largely by capital expenditures associated with continuing construction at our Corpus Christi and Laguna plants.

The Chemours Company

Contractual Obligations

Information related to our significant contractual obligations at December 31, 2017 is set forth in the table below.

		Payments Due In
(Dollars in millions)	Total	2018	2019 - 2020	2021 - 2022	2023 and Beyond
Long-term debt obligations (1)	$4,150	$14	$27	$1,351	$2,758
Interest on long-term debt obligations (1)	1,413	226	458	428	301
Operating leases	487	59	90	70	268
Purchase obligations (2):
Raw materials	1,419	145	254	253	767
Utilities	753	137	156	145	315
Other	140	54	50	36	—
Total purchase obligations	2,312	336	460	434	1,082
Other liabilities:
Workers’ compensation	32	6	14	6	6
Asset retirement obligations	48	5	4	17	22
Environmental remediation	253	66	96	52	39
Legal settlements	3	3	—	—	—
Employee separation charges	27	27	—	—	—
Other	81	12	18	17	34
Total other liabilities	444	119	132	92	101
Total contractual obligations	$8,806	$754	$1,167	$2,375	$4,510
(1)

To calculate payments due for principal and interest, we assumed that interest rates, foreign currency exchange rates, and outstanding borrowings under our credit facilities were unchanged from December 31, 2017 through their dates of maturity.

(2)

Represents enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement.

Off Balance Sheet Arrangements

Information with respect to our guarantees is included in “Note 20 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Recent Accounting Pronouncements

See “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a summary of our recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables us to provide the users of our financial statements with useful and reliable information about our operating results and financial condition.

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters, and litigation. Management’s estimates are based on historical experience, facts, and circumstances available at the time, and various other assumptions that are believed to be reasonable. We review these matters and reflect changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of our accounting policies, which could have a material effect on our financial position, results of operations, or cash flows.

The Chemours Company

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized. In evaluating the ability to realize deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies, and forecasted taxable income using historical and projected future operating results.

The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the taxes that we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolutions of disputes arising from federal, state, and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than more-likely-than-not. It is our policy to include accrued interest related to unrecognized tax benefits in other income, net and income tax-related penalties in the provision for (benefit from) income taxes.

Prior to July 1, 2015, income taxes as presented herein attribute current and deferred income taxes of DuPont to our stand-alone consolidated financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic 740, Income Taxes (Topic 740), issued by the Financial Accounting Standards Board. Accordingly, our income tax provision was prepared following the separate return method. The separate return method applies Topic 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise. As a result, actual tax transactions included in the consolidated financial statements of DuPont may not be included in our separate consolidated financial statements. Similarly, the tax treatment of certain items reflected in our separate consolidated financial statements may not be reflected in the consolidated financial statements and tax returns of DuPont; therefore, items such as net operating losses, credit carryforwards, and valuation allowances may exist in the stand-alone financial statements that may or may not exist in DuPont’s consolidated financial statements.

The taxable income (loss) amounts of our various entities, prior to July 1, 2015, were included in DuPont’s consolidated tax returns, where applicable, in jurisdictions around the world. As such, separate income tax returns were not prepared for many of our entities. Consequently, income taxes currently payable are deemed to have been remitted to DuPont, in cash, in the period the liability arose and income taxes currently receivable are deemed to have been received from DuPont in the period that a refund could have been recognized by us had we been a separate taxpayer. As described in “Note 2 – Basis of Presentation” to the Consolidated Financial Statements, the operations comprising us are in various legal entities which have no direct ownership relationship. Consequently, no provision has been made for income taxes on the unremitted earnings of our subsidiaries and affiliates. The unremitted earnings of our subsidiaries outside the U.S. are considered to be reinvested indefinitely.

In December 2017, the U.S. enacted new federal tax legislation under the Tax Act. We have performed preliminary analyses of the impacts of the Tax Act in accordance with SAB No. 118, which allows us to record provisional amounts during a measurement period not to exceed one year from the enactment date. Under these preliminary analyses, we recorded additional GAAP tax benefits in the fourth quarter of 2017 amounting to $3 million. The impacts of the Tax Act may differ from our provisional estimates due to many factors, including, but not limited to, changes to our interpretation of the provisions in the Tax Act, IRS and Treasury guidance that may be issued, and actions we may take. Our management is still evaluating the effects of the Tax Act’s provisions on our consolidated financial statements; however, we expect to complete our analyses within the measurement period, pursuant to SAB No. 118.

Long-lived Assets

We evaluate the carrying value of our long-lived assets to be held and used when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the purposes of recognition or measurement of an impairment charge, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, we consider factors such as revenue dependency, shared costs, and the extent of vertical integration. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of the asset or asset group are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value, which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of their carrying amount or fair market value, less the estimated costs to sell. Depreciation is discontinued for any long-lived assets classified as held for sale.

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

No impairment charges on our long-lived assets were recognized during 2017. During 2016, we recorded a $48 million pre-tax impairment charge on our aniline facility in Pascagoula, Mississippi, a $58 million pre-tax impairment charge in connection with the sale of our Sulfur business, and a $13 million pre-tax impairment charge in connection with the sale of our corporate headquarters building located in Wilmington, Delaware. During 2015, we recorded a $45 million pre-tax impairment charge on our RMS facility in Niagara Falls, New York. All charges, except for the corporate headquarters building impairment (which is recorded in Corporate and Other), are recorded in the Chemical Solutions segment.

Goodwill

We test our goodwill for impairment at least annually on October 1; however, we test for impairment more frequently when events or changes in circumstances indicate that the asset may be impaired. Goodwill is evaluated for impairment at the reporting unit level, which is defined as one level below our operating segments, with the exception of Titanium Technologies, which is both an operating segment and a reporting unit for these purposes. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value.

We evaluate goodwill for impairment using a quantitative assessment, although GAAP allows for an optional qualitative assessment. For 2017, we opted to forego the available qualitative assessment and performed only the quantitative assessment, which includes a weighting of the results of income-based and market-based valuation techniques. Under the income-based valuation technique, we utilized a discounted cash flows methodology to calculate the fair value of our reporting units. The key assumptions used in the discounted cash flows methodology include, among other assumptions, projected cash flows, growth rates, discount rates, income tax rates, and terminal values, including those specific to us as well as other market participants. Under the market-based valuation technique, we selected a group of comparable publicly-traded companies and determined market multiples for various metrics, including ratios of enterprise value and/or total market capitalization to EBITDA. These market multiples were then applied to our reporting units’ operating results to determine their fair value. The key assumptions used in the guideline public company methodology include, among other assumptions, the selection of appropriate comparable publicly-traded companies, and the market multiples selected, including their relative weighting and magnitude within a range of calculated results.

The factors we considered in developing our estimates and projections for cash flows and EBITDA include, but are not limited to, the following: (i) macroeconomic conditions; (ii) industry and market considerations; (iii) costs, such as increases in raw materials, labor, or other costs; (iv) our overall financial performance; and, (v) other relevant entity-specific events that impact our reporting units. The discount rate we used represents the weighted average cost of capital for the reporting units, considering the risks and uncertainty inherent in the cash flows of the reporting units and in our internally-developed forecasts.

Based on the evaluations performed in 2017 and 2016, no impairment of goodwill was recorded as the estimated fair value of each reporting unit that carries goodwill substantially exceeded the respective reporting unit’s carrying amount, indicating that none of our goodwill was impaired. In 2015, in connection with the strategic evaluation of our Chemical Solutions portfolio and the resulting changes to its reporting units in the third quarter of 2015, the Chemical Solutions segment recorded a $25 million pre-tax impairment charge related to its Sulfur reporting unit, which was subsequently disposed through the sale of its assets and business during 2016.

The determination of whether or not goodwill is impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated fair values of our reporting units. We believe that the assumptions and rates used in our impairment assessment are reasonable; however, these assumptions are judgmental and variations in any assumptions could result in materially different calculations of fair value. We will continue to evaluate goodwill on an annual basis as of October 1, and whenever events or changes in circumstances, such as significant adverse changes in operating results, market conditions, or changes in management’s business strategy indicate that there may be a probable indicator of impairment. It is possible that the assumptions used by management related to the evaluation may change or that actual results may vary significantly from management’s estimates.

The Chemours Company

Employee Benefits

The amounts recognized in our consolidated financial statements related to pension and other long-term employee benefits plans are determined from actuarial valuations. Inherent in these valuations are assumptions including, but not limited to, the expected returns on plan assets, discount rates at which liabilities could have been settled, rates of increase in future compensation levels, and mortality rates. These assumptions are updated annually and are disclosed in “Note 23 – Long-term Employee Benefits” to the Consolidated Financial Statements. In accordance with GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized and obligations recorded in future periods.

We generally utilize discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2017, the weighted average discount rate was 1.9%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted average long-term rates of return on plan assets assumptions used for determining our net periodic pension expense for 2017 was 5.7%.

A 50 basis point increase in the discount rate would result in a decrease of approximately $4 million to the net periodic benefit cost for 2018, while a 50 basis point decrease in the discount rate would result in an increase of approximately $5 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $7 million to the net periodic benefit cost for 2018, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $7 million.

Prior to the Separation, certain of our employees participated in defined benefit pension and other post-employment benefit plans (Plans) sponsored by DuPont and accounted for by DuPont in accordance with accounting guidance for defined benefit pension and other post-employment benefit plans. Substantially all expenses related to the Plans were allocated in shared entities and reported within costs of goods sold, selling, general, and administrative expense, and R&D expense in the consolidated statements of operations. We considered the Plans to be part of a multi-employer plan with DuPont prior to January 1, 2015.

In connection with the Separation, we retained the existing Netherlands pension plan. An agreement (Netherlands Pension Agreement) was executed in 2015 to ensure continuation of the plan for both DuPont’s and our employees and retirees, and we accounted for the Netherlands pension plan as a multi-employer plan. Starting in 2017, in accordance with the Netherlands Pension Agreement, DuPont exited the Netherlands pension plan. As such, we now account for the Netherlands pension plan under the single-employer method.

In 2015, we also formed new pension plans in Taiwan, Germany, Belgium, Switzerland, Japan, Korea, and Mexico that mirror the plans historically operated by DuPont in these countries. The new plans are accounted for under the single-employer method.

Litigation

We accrue for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation liabilities and expenditures included in our consolidated financial statements represent litigation matters that are liabilities of DuPont and its subsidiaries, that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Disputes between us and DuPont may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If, and to the extent these disputes arise, they could materially adversely affect our results of operations. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are received.

The Chemours Company

Environmental Liabilities and Expenditures

We accrue for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technology, regulatory, and legal information become available.

Environmental liabilities and expenditures include claims for matters that are liabilities of DuPont and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Accrued liabilities are undiscounted and do not include claims against third-parties.

Costs related to environmental remediation are charged to expense in the period incurred. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized and amortized.

Environmental Matters

Consistent with our values and our Environment, Health, and Safety policy, we are committed to preventing releases to the environment at our manufacturing sites to keep our people and communities safe, and to be good stewards of the environment. We are also subject to environmental laws and regulations relating to the protection of the environment. We believe that, as a general matter, our policies, standards, and procedures are properly designed to prevent unreasonable risk of harm to people and the environment, and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with applicable environmental laws and regulations.

Environmental Expenditures

We incur costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring, and obtaining permits. Annual expenses charged to current operations include environmental operating costs and the increase in the remediation accrual (further described below), if any, during the period reported. We expect that our expenses in 2018 will be comparable or within the historical range.

Annual expenditures in the near future are also not expected to vary significantly from the expenditures incurred during the past few years. However, longer-term, expenditures are subject to considerable uncertainty and may fluctuate significantly. In the U.S., additional capital expenditures (further described below) are expected to be required over the next decade for treatment, storage, and disposal facilities for solid and hazardous waste and for compliance with the CAA. Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for our future capital expenditures.

Management does not believe that the costs to comply with environmental requirements and the year over year changes, if any, in environmental expenses will have a material impact on our financial position, results of operations, or cash flows.

Environmental Capital Expenditures

For the years ended December 31, 2017, 2016, and 2015, we spent $15 million, $13 million, and $27 million, respectively, on environmental capital projects either required by law or necessary to meet our internal environmental objectives.

The Chemours Company

Environmental Remediation

Mainly because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation.

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” in this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At December 31, 2017 and 2016, we recorded environmental remediation accruals of $253 million and $278 million, respectively, relating to these matters which, in management’s opinion, are appropriate based on existing facts and circumstances.

The following table sets forth the activities in our remediation accruals for the years ended December 31, 2017 and 2016.

	December 31,
(Dollars in millions)	2017	2016
Balance at January 1,	$278	$297
Increase in remediation accrual	48	44
Remediation payments	(73)	(63)
Currency translation adjustment	—	—
Balance at December 31,	$253	$278

Our liability covered 212 sites at December 31, 2017 and 2016. The following table sets forth our estimated environmental liability by site category.

(Dollars in millions)	December 31, 2017		December 31, 2016
Site category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned (1)	29	$189	29	$219
Multi-party Superfund/non-owned (2)	82	64	86	59
Closed or settled	101	—	97	—
Total sites	212	$253	212	$278
(1)	Includes remediation accrual of divested or sold sites where certain environmental obligations were retained by us in accordance with the related sale agreements.
(2)	Sites not owned by us, including sites previously owned by DuPont and sites owned by a third-party, where remediation obligations are imposed by Superfund laws such as CERCLA or similar state laws.

As part of our legacy as a former subsidiary of DuPont, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 29 sites that we own. These operating and former operating sites make up approximately 75% of our remediation reserve.

We also inherited numerous clean-up obligations from DuPont, which pertain to 82 sites previously owned by DuPont and sites that we or DuPont never owned or operated. We are meeting our obligations to clean-up those sites. The majority of these never-owned sites are multi-party Superfund sites that we, through DuPont, have been notified of potential liability under CERCLA or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 25% of our remediation reserve. Included in the 82 sites are approximately 35 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation accrual is recorded.

The remaining 101 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

The Chemours Company

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. The following graph sets forth the number of remediation sites by site clean-up phase and the remediation reserve by site clean-up phase as of December 31, 2017 and 2016.

(1)	Number of sites does not include the 35 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2017 and 2016.
(2)	Dollars in millions.

As remediation efforts progress, sites move from the investigation phase (Investigation) to the active clean-up phase (Active Remediation), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (OM&M), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other PRPs. In addition, for claims that we may be required to indemnify DuPont pursuant to the Separation-related agreements, we, through DuPont, have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $510 million above the amount accrued at December 31, 2017. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

Some remediation sites will achieve site closure and will require no further action to protect people and the environment and comply with laws and regulations. At certain sites, we expect that there will continue to be some level of remediation activity due to ongoing OM&M of remedial systems. In addition, portfolio changes, such as an acquisition or divestiture, or notification as a PRP for a multi-party Superfund site, could result in additional remediation activity and potentially additional accrual.

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position, results of operations, or cash flows at any given year, as such obligation can be satisfied or settled over many years.

The Chemours Company

While there are many remediation sites that contribute to the total environmental remediation accrual, the following table sets forth the sites that are the most significant.

	December 31,
(Dollars in millions)	2017	2016
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	19	24
East Chicago, Indiana	20	20
Pompton Lakes, New Jersey	55	77
USS Lead, East Chicago, Indiana	26	21
All other sites	121	124
Total accrued environmental remediation	$253	$278

The five sites listed above represent more than 50% of our reserve as of December 31, 2017 and 2016. We expect to spend, in the aggregate, approximately $80 million over the next three years. For all other sites, we also expect to spend approximately $80 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas. Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber, and blended tetraethyl lead with halo-carbon solvent/stabilizers. As of June 30, 2017, with our sale of the aniline production unit to Dow in 2016, we have no ongoing manufacturing operations on the site. Dow and Lucite International, Inc. (Lucite) remain as long-term manufacturing tenants.

As site owner, we remain responsible for remediation of historical chemical releases from past operations and are conducting this work under a RCRA hazardous waste post-closure permit and Compliance Plan (CP) issued by the State of Texas. The hazardous waste permit includes provisions to manage wastes and to investigate and mitigate releases. The CP is a component of the permit and includes mitigation and monitoring requirements, including a groundwater remediation system that was installed in 1991 to control chemical migration and protect adjacent water bodies. In addition, several solid waste management unit closures have been conducted and areas of past release addressed through interim measures to protect people and the environment. Over the years, extensive site studies have been completed and a final investigation report (Affected Property Assessment Report, or APAR, under the Texas Risk Reduction Program) for the entire site was approved by the State in 2014. We have recently completed a remedial action plan (RAP), currently under agency review, to address all remaining historical solid waste management units and areas of concern identified in these studies, and we expect to have this RAP approved in 2018.

The remediation accrual for Beaumont addresses remaining work identified in the RAP under review by the State, as well as post-closure care and monitoring and ongoing operation of the groundwater remediation system. A portion of the accrual also addresses an outstanding Natural Resource Damage claim by state and federal trustees directed to impacts on marshlands within the plant property.

Chambers Works, Deepwater, New Jersey

The Chambers Works complex is located on the eastern shore of the Delaware River in Deepwater, Salem County, New Jersey. The site comprises the former Carneys Point Works in the northern area and the Chambers Works manufacturing area in the southern area. Site operations began in 1892 when the former Carneys Point smokeless gunpowder plant was constructed at the northern end of Carneys Point. Site operations began in the manufacturing area around 1914 and included the manufacture of dyes, aromatics, elastomers, chlorofluorocarbons, and tetraethyl lead. We continue to manufacture a variety of fluorochemicals and finished products at Chambers Works. In addition, three tenants operate processes at Chambers Works including steam/electricity generation, industrial gas production, and the manufacture of intermediate chemicals. As a result of over 100 years of continuous industrial activity, site soils and groundwater have been impacted by chemical releases.

In response to identified groundwater contamination, a groundwater interceptor well system (IWS) was installed in 1970, which was designed to contain contaminated groundwater and restrict off-site migration. Additional remediation is being completed under a federal RCRA Corrective Action Permit. The site has been studied extensively over the years, and more than 25 remedial actions have been completed to date and engineering and institutional controls put in place to ensure protection of people and the environment. In the fourth quarter of 2017, a site perimeter sheet pile barrier intended to more efficiently contain groundwater was completed.

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies onsite and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

The Chemours Company

East Chicago, Indiana

East Chicago is a former manufacturing facility owned by us in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the east branch of the Grand Calumet River, to the east and north by residential and commercial areas, and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia, and zinc products and inorganic agricultural chemicals beginning in 1892 until 1986. Organic chemical manufacturing began in 1944, consisting primarily of CFCs production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W.R. Grace Company (Grace) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

A comprehensive evaluation of soil and groundwater conditions at the site was performed as part of the RCRA Corrective Action process. Studies of historical site impacts began in 1983 in response to preliminary CERCLA actions undertaken by the EPA. The EPA eventually issued an Administrative Order on Consent for the site in 1997. The order specified that remediation work be performed under RCRA Corrective Action authority. Work has proceeded under the RCRA Corrective Action process since that time.

Subsequent investigations included the preparation of initial environmental site assessments and multiple phases of investigation. In 2002, as an interim remedial measure, two 2,000-foot long permeable reactive barrier treatment walls were installed along the northern property boundary to address migration of chemicals in groundwater. Since that time, the investigation process has been completed and approved by the EPA, and the final remedy for the site has been selected by the EPA and posted for public comment.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is expected to be complete in 2018.

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (USS Lead) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to us in the 2015 separation agreement.

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties (Atlantic Richfield Co., DuPont, and the U.S. Metals Refining Co.) entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. The EPA is continuing its efforts to identify additional PRPs for the USS Lead Superfund site clean-up, including the remainder of Zone 2. The EPA has scheduled negotiations with some of these parties. The EPA has stated its intention to issue a unilateral order to PRPs to complete the Zone 2 work. There is uncertainty as to whether the parties who receive the unilateral order will be able to reach an allocation and agree to comply with it.

The environmental accrual for USS Lead is based on the Record of Decision (ROD) and Statement of Work currently in place for Zone 1 and Zone 3, as well as the current estimate of our share of the EPA’s Zone 2 clean-up cost. The EPA has announced its intent to reconsider the ROD for Zone 1 and, the result of that review could increase or decrease our future obligations. In response to the latest cost information received from the EPA for Zone 3 work, as well as the EPA’s stated objective to order us and other PRPs to complete the remainder of the Zone 2 work, we increased our accrual for USS Lead by $8 million and $4 million in the third and fourth quarters of 2017, respectively.

The Chemours Company

Climate Change

We are taking prudent, practical, and cost-effective actions to address climate change as we grow our operations and help our customers do the same. We are committed to improving our resource efficiency, to acting on opportunities to reduce our greenhouse gas (GHG) emissions, to enhancing the eco-efficiency of our supply chain, and to encouraging our employees to reduce their own environmental footprints. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. We continue to invest in R&D to develop safer, cleaner, and more efficient products and processes that help our customers and consumers reduce both their GHGs and their overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action for reducing GHGs.

PFOA

See our discussion under the heading “PFOA” in “Note 20 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with GAAP. To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Free Cash Flows (FCF), and Return on Invested Capital (ROIC) – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker.

Adjusted EBITDA is defined as income (loss) before taxes excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted Net Income is defined as our net income, adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation and amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is presented on a diluted basis and is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding, accounting for the dilutive impact of our stock-based compensation awards. FCF is defined as our cash flows provided by operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted EBIT, divided by the average of our invested capital, which amounts to net debt plus equity.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provide in this Annual Report on Form 10-K, should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income (loss) attributable to Chemours for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Net income (loss) attributable to Chemours	$746	$7	$(90)
Non-operating pension and other post-retirement employee benefit income	(34)	(20)	(3)
Exchange losses (gains)	(3)	57	(19)
Restructuring charges	57	51	285
Asset-related charges (1)	3	124	73
(Gain) loss on sale of assets or businesses (2)	(22)	(254)	9
Transaction costs (3)	3	19	9
Legal and other charges (4)	18	359	8
Adjustments made to income taxes (5,7)	(25)	18	—
Benefit from income taxes relating to reconciling items (6,7)	(14)	(148)	(129)
Adjusted Net Income	729	213	143
Net income attributable to non-controlling interests	1	—	—
Interest expense, net	215	213	132
Depreciation and amortization	273	284	267
All remaining provision for income taxes (7)	204	112	31
Adjusted EBITDA	$1,422	$822	$573
Per share data
Basic earnings (loss) per share of common stock	$4.04	$0.04	$(0.50)
Diluted earnings (loss) per share of common stock	3.91	0.04	(0.50)
Adjusted basic earnings per share of common stock	3.95	1.17	0.79
Adjusted diluted earnings per share of common stock	3.82	1.16	0.79
(1)

The year ended December 31, 2016 includes pre-tax impairment charges of $13 million and $58 million associated with the sales of our corporate headquarters building located in Wilmington, Delaware and Sulfur business, respectively, and $48 million in pre-tax impairment charges associated with our aniline facility in Pascagoula, Mississippi, as well as certain other asset write-offs. The year ended December 31, 2015 includes pre-tax impairment charges of $45 million associated with our RMS facility in Niagara Falls, New York, and $25 million of goodwill impairment charges associated with our Sulfur business.

(2)

The year ended December 31, 2017 includes gains of $13 million and $12 million associated with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and for the sale of our Edge Moor, Delaware plant site, respectively, net of certain losses on other disposals. The year ended December 31, 2016 includes gains of $169 million and $89 million associated with the sales of our C&D business and aniline facility in Beaumont, Texas, respectively.

(3)

Includes accounting, legal, and bankers’ transaction fees incurred related to our strategic initiatives, which includes pre-sale transaction costs incurred in connection with the sales of the C&D and Sulfur businesses during 2016.

(4)

Includes litigation settlements, water treatment accruals, and lease termination charges. The year ended December 31, 2016 includes $335 million in litigation accruals associated with the PFOA MDL Settlement.

(5)

Includes the removal of certain discrete income tax impacts within our provision for (benefit from) income taxes. For 2017, the adjustment is primarily attributable to a benefit of $20 million related to windfall benefits on our share-based payments, the reversal of a reserve for uncertain tax positions of $6 million, and a benefit for the net impact of U.S. tax reform of $3 million, which are offset by tax implications of foreign exchange gains and losses of $5 million. For 2016, the adjustment of $18 million related entirely to tax implications of foreign exchange gains and losses. Adjustments have not been made to 2015 due to the nature of the tax provision in the year of our Separation from DuPont.

(6)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and include both current and deferred income tax (benefit) expense based on the nature of the non-GAAP financial measure.

(7)	Total provision for (benefit from) income taxes reconciles to the amount reported in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash flows provided by operating activities (1)	$639	$594	$182
Less: Purchases of property, plant, and equipment	(411)	(338)	(519)
Free Cash Flows	$228	$256	$(337)
(1)

Cash flows provided by operating activities for the year ended December 31, 2017 include $335 million in payments related to the PFOA MDL Settlement. Cash flows provided by operating activities for the year ended December 31, 2016 include $190 million in prepayments from DuPont, of which, $58 million was outstanding at December 31, 2016. The DuPont prepayment was fully utilized during the year ended December 31, 2017.

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents amounts for the years ended December 31, 2017, 2016, 2015.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Adjusted EBITDA (1)	$1,422	$822	$573
Less: Depreciation and amortization	(273)	(284)	(267)
Adjusted EBIT	1,149	538	306

Total debt	4,112	3,544	3,954
Total equity	865	104	130
Less: Cash and cash equivalents	(1,556)	(902)	(366)
Invested capital, net	$3,421	$2,746	$3,718

Average invested capital (2)	$3,157	$3,419	$3,890

Return on Invested Capital	36.4%	15.7%	7.9%
(1)	See a reconciliation of Adjusted EBITDA to net income (loss) attributable to Chemours in the preceding table.
(2)	Average invested capital is based on a five-point trailing average of invested capital, net.

The Chemours Company

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates because of our global operations. As a result, we have assets, liabilities, and cash flows denominated in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices may have an impact on our future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

By using derivative financial instruments, we are subject to credit and market risk. The fair market values of the derivative financial instruments are determined by using valuation models whose inputs are derived using market observable inputs, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit ratings.

Foreign Currency Risks

Fluctuations in the value of the U.S. dollar compared to foreign currencies may impact our earnings. In 2017 and 2016, we entered into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that we hold which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. No foreign exchange forward contracts were outstanding as of December 31, 2017. At December 31, 2016, there were 45 foreign exchange forward contracts outstanding with an aggregate notional U.S. dollar equivalent of $518 million, the fair value of which amounted to $2 million of net unrealized loss. We recognized a net gain of $4 million for the year ended December 31, 2017, a net loss of $15 million for the year ended December 31, 2016, and a net gain of $42 million for the year ended December 31, 2015.

We designated our Euro Notes, and beginning in April 2017, also designated our Euro Term Loan as a hedge of our net investment in in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We use the spot method to measure the effectiveness of the net investment hedge. Under this method, for each reporting period, the change in the carrying value of the Euro Notes and the Euro Term Loan due to remeasurement of the effective portion is reported in accumulated other comprehensive loss in the consolidated balance sheets and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the consolidated statements of operations. We evaluate the effectiveness of our net investment hedge at the beginning of every quarter. We did not record any ineffectiveness for the years ended December 31, 2017, 2016, or 2015. We recognized pre-tax losses of $86 million and pre-tax gains of $14 million and $8 million on our net investment hedges within accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015, respectively.

Our risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by changes in the value of the underlying exposure. See “Note 22 – Financial Instruments” within the Consolidated Financial Statements for further information.

Concentration of Credit Risk

Our sales are not dependent on any single customer. As of December 31, 2017 and 2016, no individual customer balance represented more than 5% of our total outstanding receivables balance. Any credit risk associated with our receivables balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2017 and 2016 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2017 and 2016.

The Chemours Company

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 – Financial Statements and Supplementary Data is incorporated by reference herein as set forth in Item 15(a)(1) – Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

As of December 31, 2017, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We have completed an evaluation of our internal control over financial reporting and have concluded that our internal control over financial reporting was effective as of December 31, 2017 (see “Management’s Report on Internal Control over Financial Reporting” on page F-2 to the Consolidated Financial Statements).

Item 9B. OTHER INFORMATION

None.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the definitive proxy statement for our 2018 annual meeting of stockholders (2018 Proxy Statement), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is contained in the 2018 Proxy Statement under the captions “Corporate Governance,” “Board Structure and Committee Composition,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2018 Proxy Statement under the captions “Executive Compensation,” Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks, and Insider Participation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2017
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	8,749	$15.72	17,678

(1)	Includes outstanding stock options, restricted stock units (RSUs), and performance share units (PSUs).
(2)	Represents the weighted-average exercise price of outstanding stock options only. RSUs and PSUs do not have associated exercise prices.
(3)

Reflects shares available for issuance pursuant to The Chemours Company 2017 Equity and Incentive Plan (2017 Plan), which was approved by our stockholders on April 26, 2017 and replaces The Chemours Company Equity and Incentive Plan. The maximum number of shares of stock reserved for the grant or settlement of awards under the 2017 Plan is 19,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2018 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2018 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Fees Paid to Independent Registered Public Accounting Firm,” and “Audit Committee’s Pre-approval Policies and Procedures” and is incorporated herein by reference.

The Chemours Company

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

See “Schedule II” listed below.

Schedule II - Valuation and Qualifying Account

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Deferred tax assets - valuation allowance
Balance at January 1,	$50	—	$36
Additions charged to expense	—	50	—
Release of valuation allowance (1)	(33)	—	(36)
Balance at December 31,	$17	$50	$—
(1)

Release of the valuation allowance in 2015 was related to a tax loss carryforward incurred prior to the Separation on July 1, 2015. The tax loss carryforward was attributable to DuPont’s tax periods pursuant to the tax matters agreement. The adjustment was recorded in DuPont’s net investment in the consolidated statements of stockholders’ equity for the year ended December 31, 2015.

(a)(3) Exhibits

See the “Exhibit Index” beginning on page 74 of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY.

None.

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

The Chemours Company

Exhibit Number	Description

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

10.14(4)

Amendment No. 3 to the Credit Agreement dated December 19, 2016 by and among The Chemours Company, the lenders and issuing banks thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.14(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

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

The Chemours Company

Exhibit Number	Description

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

10.31*

Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.32*

Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.33*

Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.34*

Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.35*

Form of Award Terms of Performance Share Units under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.36*

Offer of Employment Letter between Paul Kirsch and The Chemours Company, dated April 8, 2016 (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

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

The Chemours Company

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

THE CHEMOURS COMPANY
(Registrant)

Date:	February 16, 2018

By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark P. Vergnano	President, Chief Executive Officer, and	February 16, 2018
Mark P. Vergnano	Director
(Principal Executive Officer)

/s/ Mark E. Newman	Senior Vice President and	February 16, 2018
Mark E. Newman	Chief Financial Officer
(Principal Financial Officer)

/s/ Amy P. Trojanowski	Vice President and Controller	February 16, 2018
Amy P. Trojanowski	(Principal Accounting Officer)

/s/ Richard H. Brown	Chairman of the Board	February 16, 2018
Richard H. Brown

/s/ Curtis V. Anastasio	Director	February 16, 2018
Curtis V. Anastasio

/s/ Bradley J. Bell	Director	February 16, 2018
Bradley J. Bell

/s/ Mary B. Cranston	Director	February 16, 2018
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 16, 2018
Curtis J. Crawford

/s/ Dawn L. Farrell	Director	February 16, 2018
Dawn L. Farrell

/s/ Stephen D. Newlin	Director	February 16, 2018
Stephen D. Newlin

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
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and,

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, uses, or dispositions of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report, which is presented on the following page.

/s/ Mark P. Vergnano	/s/ Mark E. Newman
Mark P. Vergnano	Mark E. Newman
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the accompanying index, and the financial statement schedule listed in the index appearing under Item 15(a)(2), of The Chemours Company and its subsidiaries (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 16, 2018

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$6,183	$5,400	$5,717
Cost of goods sold	4,429	4,290	4,762
Gross profit	1,754	1,110	955
Selling, general, and administrative expense	602	934	632
Research and development expense	80	80	97
Restructuring and asset-related charges, net	57	170	333
Goodwill impairment	—	—	25
Total expenses	739	1,184	1,087
Equity in earnings of affiliates	33	29	22
Interest expense, net	(215)	(213)	(132)
Other income, net	79	247	54
Income (loss) before income taxes	912	(11)	(188)
Provision for (benefit from) income taxes	165	(18)	(98)
Net income (loss)	747	7	(90)
Less: Net income attributable to non-controlling interests	1	—	—
Net income (loss) attributable to Chemours	$746	$7	$(90)
Per share data
Basic earnings (loss) per share of common stock	$4.04	$0.04	$(0.50)
Diluted earnings (loss) per share of common stock	3.91	0.04	(0.50)
Dividends per share of common stock	0.29	0.12	0.58

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)

	Year Ended December 31,
	2017			2016			2015
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)	$912	$(165)	$747	$(11)	$18	$7	$(188)	$98	$(90)
Other comprehensive income (loss):
Unrealized (loss) gain on net investment hedge	(86)	24	(62)	14	—	14	8	—	8
Cumulative translation adjustment	200	—	200	(73)	—	(73)	(304)	—	(304)
Defined benefit plans:
Net gain (loss)	24	(5)	19	(17)	5	(12)	(11)	1	(10)
Prior service credit	—	—	—	—	—	—	24	(4)	20
Effect of foreign exchange rates	(38)	—	(38)	15	(3)	12	33	(8)	25
Reclassifications to net income (loss):
Amortization of prior service (gain) loss	(2)	—	(2)	(1)	—	(1)	4	—	4
Amortization of actuarial loss	24	(6)	18	23	(6)	17	16	(3)	13
Settlement loss	—	—	—	5	(1)	4	—	—	—
Curtailment gain	—	—	—	(2)	—	(2)	—	—	—
Defined benefit plans, net	8	(11)	(3)	23	(5)	18	66	(14)	52
Other comprehensive income (loss)	122	13	135	(36)	(5)	(41)	(230)	(14)	(244)
Comprehensive income (loss)	1,034	(152)	882	(47)	13	(34)	(418)	84	(334)
Less: Comprehensive income attributable to non-controlling interests	1	—	1	—	—	—	—	—	—
Comprehensive income (loss) attributable to Chemours	$1,033	$(152)	$881	$(47)	$13	$(34)	$(418)	$84	$(334)

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,556	$902
Accounts and notes receivable, net	919	807
Inventories	935	767
Prepaid expenses and other	83	77
Total current assets	3,493	2,553
Property, plant, and equipment	8,511	7,997
Less: Accumulated depreciation	(5,503)	(5,213)
Property, plant, and equipment, net	3,008	2,784
Goodwill and other intangible assets, net	166	170
Investments in affiliates	173	136
Other assets	453	417
Total assets	$7,293	$6,060
Liabilities
Current liabilities:
Accounts payable	$1,075	$884
Current maturities of long-term debt	15	15
Other accrued liabilities	558	872
Total current liabilities	1,648	1,771
Long-term debt, net	4,097	3,529
Deferred income taxes	208	132
Other liabilities	475	524
Total liabilities	6,428	5,956
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 185,343,034 shares issued and 182,956,628 shares outstanding at December 31, 2017; 182,600,533 shares issued and outstanding at December 31, 2016)	2	2
Treasury stock at cost (2,386,406 shares at December 31, 2017; nil at December 31, 2016)	(116)	—
Additional paid-in capital	837	789
Retained earnings (accumulated deficit)	579	(114)
Accumulated other comprehensive loss	(442)	(577)
Total Chemours stockholders’ equity	860	100
Non-controlling interests	5	4
Total equity	865	104
Total liabilities and equity	$7,293	$6,060

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions)

	Common Stock		Treasury Stock		DuPont Company Net	Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Investment	Capital	Earnings	(Loss) Income	Interests	Total
Balance at January 1, 2015	—	$—	—	$—	$3,650	$—	$—	$19	$4	$3,673
Issuance of common stock at Separation	180,966,833	2	—	—	—	(2)	—	—	—	—
Common stock issued - compensation plans	102,918	—	—	—	—	—	—	—	—	—
Cash provided at Separation by DuPont	—	—	—	—	247	—	—	—	—	247
Non-cash exchange of long-term debt	—	—	—	—	(507)	—	—	—	—	(507)
Net transfers to DuPont	—	—	—	—	(3,583)	769	—	—	—	(2,814)
Dividends paid	—	—	—		(100)	(5)	—	—	—	(105)
Net income (loss)	—	—	—	—	25	—	(115)	—	—	(90)
Establishment of pension plans, net and related other comprehensive loss	—	—	—	—	268	—	—	(311)	—	(43)
Stock-based compensation expense	—	—	—	—	—	13		—	—	13
Other comprehensive loss	—	—	—	—	—	—	—	(244)	—	(244)
Balance at December 31, 2015	181,069,751	2	—	—	—	775	(115)	(536)	4	130
Common stock issued - compensation plans	583,859	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	946,923	—	—	—	—	11	—	—	—	11
Stock-based compensation expense	—	—	—	—	—	19	—	—	—	19
Dividends paid	—	—	—	—	—	(16)	(6)	—	—	(22)
Net income	—	—	—	—	—	—	7	—	—	7
Other comprehensive loss	—	—	—	—	—	—	—	(41)	—	(41)
Balance at December 31, 2016	182,600,533	2	—	—	—	789	(114)	(577)	4	104
Common stock issued - compensation plans	569,263	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	2,173,238	—	—	—	—	31	—	—	—	31
Purchases of treasury stock at cost	(2,386,406)	—	2,386,406	(116)	—	—	—	—	—	(116)
Stock-based compensation expense	—	—	—	—	—	29	—	—	—	29
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(12)	—		—	(12)
Net income	—	—	—	—	—	—	746	—	1	747
Dividends paid or accrued	—	—	—	—	—	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	—	—	—	135	—	135
Balance at December 31, 2017	182,956,628	$2	2,386,406	$(116)	$—	$837	$579	$(442)	$5	$865

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$747	$7	$(90)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	273	284	267
Asset-related charges	3	124	206
(Gain) loss on sale of assets and businesses	(22)	(254)	9
Equity in earnings of affiliates, net	(33)	(12)	—
Amortization of deferred financing costs and issuance discount	13	20	8
Deferred tax provision (benefit)	83	(111)	(198)
Other operating charges and credits, net	41	52	7
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(88)	5	(64)
Inventories and other operating assets	(208)	147	19
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(170)	332	18
Cash provided by operating activities	639	594	182
Cash flows from investing activities
Purchases of property, plant, and equipment	(411)	(338)	(519)
Proceeds from sales of assets and businesses, net	39	708	12
Investments in affiliates	—	(1)	(32)
Foreign exchange contract settlements, net	2	(12)	42
Cash (used for) provided by investing activities	(370)	357	(497)
Cash flows from financing activities
Proceeds from issuance of debt, net	495	—	3,491
Debt repayments	(27)	(381)	(10)
Payment of deferred financing fees	(6)	(4)	(79)
Purchases of treasury stock at cost	(106)	—	—
Cash provided at Separation by DuPont	—	—	247
Net transfers to DuPont	—	—	(2,857)
Proceeds from exercised stock options, net	31	11	—
Tax payments related to withholdings on vested restricted stock units	(12)	—	—
Payment of dividends	(22)	(22)	(105)
Cash provided by (used for) financing activities	353	(396)	687
Effect of exchange rate changes on cash and cash equivalents	32	(19)	(6)
Increase in cash and cash equivalents	654	536	366
Cash and cash equivalents at January 1,	902	366	—
Cash and cash equivalents at December 31,	$1,556	$902	$366
Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$208	$208	$103
Income taxes, net of refunds	79	50	53
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$(14)	$(12)	$45
Obligations incurred under build-to-suit lease arrangement	8	—	—
Purchases of treasury stock not settled by year-end	10	—	—
Dividends accrued but not yet paid	31	—	—

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share)

Note 1. Background and Description of the Business

The Chemours Company (Chemours, or the Company) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemicals products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. The Company’s principal products include titanium dioxide (TiO2), refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. Chemours’ business consists of three reportable segments: Titanium Technologies, Fluoroproducts, and Chemical Solutions. The Titanium Technologies segment is a leading, global producer of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrials, and consumer applications.

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the United States (U.S.), Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2017, the Company operated 26 production facilities globally, of which, five were dedicated to Titanium Technologies, 18 were dedicated to Fluoroproducts, two were dedicated to Chemical Solutions, and one supported multiple segments.

Chemours began operating as an independent company on July 1, 2015 (Separation Date) after separating from E.I. DuPont de Nemours and Company (DuPont) (Separation). Effective prior to the opening of trading on the New York Stock Exchange (NYSE) on the Separation Date, DuPont completed the Separation of the businesses comprising its Performance Chemicals reporting segment, and certain other assets and liabilities, into Chemours, a separate and distinct public company. The Separation was completed by way of a distribution of all of the then-outstanding shares of Chemours’ common stock through a dividend-in-kind of Chemours’ common stock (par value $0.01) to holders of DuPont’s common stock (par value $0.30) as of the close of business on June 23, 2015 (Record Date).

On the Separation Date, each holder of DuPont’s common stock received one share of Chemours’ common stock for every five shares of DuPont’s common stock held on the Record Date. The Separation was completed pursuant to a separation agreement and other agreements with DuPont, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between Chemours and DuPont following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. These agreements also include arrangements for transition services to be provided to Chemours by DuPont, which were substantially completed during 2016.

Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our company,” “we,” “us,” and “our,” refer to The Chemours Company and its consolidated subsidiaries after giving effect to the Separation. References herein to “DuPont” refer to E.I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.). The notes that follow are an integral part of the consolidated financial statements.

Chemours did not operate as a separate, stand-alone entity for all periods included within these consolidated financial statements. Prior to the Separation on July 1, 2015, Chemours’ operations were included in DuPont’s financial results in different legal forms, including, but not limited to, wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses, and a majority-owned joint venture. For periods prior to the Separation Date, the accompanying consolidated financial statements have been prepared from DuPont’s historical accounting records and are presented on a stand-alone basis as if Chemours’ operations had been conducted independently from DuPont. Prior to January 1, 2015, aside from a Japanese entity that is a dual-resident for U.S. federal income tax purposes, there was no direct ownership relationship among all of the other various legal entities comprising Chemours. Prior to the Separation Date, DuPont and its subsidiaries’ net investments in these operations are shown in lieu of stockholders’ equity in the consolidated financial statements. The consolidated financial statements include the historical operations, assets, and liabilities of the legal entities that are considered to comprise Chemours’ business, including certain environmental remediation and litigation obligations of DuPont and its subsidiaries that Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

All of the allocations and estimates in the consolidated financial statements prior to the Separation Date are based on assumptions that management believes are reasonable. Therefore, Chemours’ financial position, results of operations, and cash flows prior to the Separation Date may not be indicative of Chemours’ financial position, results of operations, and cash flows in the future, or if Chemours had been a separate, stand-alone entity during the periods presented.

The net transfers to DuPont in the consolidated statements of stockholders’ equity include a non-cash contribution from DuPont of $109 for the year ended December 31, 2015. This non-cash contribution occurred during the physical separation of certain activities at shared production facilities in the U.S. prior to the Separation, and for certain assets identified at the Separation Date. It was determined that assets previously managed by other DuPont businesses would be transferred to and managed by Chemours.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements taken as a whole.

Comprehensive income as of December 31, 2016 includes an out of period adjustment of $31 related to 2015 cumulative translation adjustments with a corresponding adjustment to other current assets. This adjustment is not material to the Company’s consolidated financial statements taken as a whole.

Note 3. Summary of Significant Accounting Policies

Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses, including the allocations of costs as discussed above, during the reporting period. Management’s estimates are based on historical experiences, facts, and circumstances available at the time and various other assumptions that management believes are reasonable. Actual results could differ from those estimates.

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of Chemours and its subsidiaries, as well as entities in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside shareholders’ interests are shown as non-controlling interests. Investments in companies in which Chemours, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. As a result, Chemours’ share of the earnings or losses of such equity affiliates is included in the consolidated statements of operations, and Chemours’ share of such equity affiliates’ equity is included in the consolidated balance sheets.

The financial statements for the periods prior to the Separation Date include the combined assets, liabilities, revenues, and expenses of Chemours. All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

Revenue Recognition

Revenue is recognized when the earnings process is complete. Revenue for product sales is recognized when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue associated with advance payments are recorded as deferred revenue and are recognized as shipments are made and title, ownership, and risk of loss pass to the customer. Accruals are made for sales returns and other allowances based on historical experience. Cash sales incentives are accounted for as a reduction in sales, and non-cash sales incentives are recorded as a charge to cost of goods sold at the time that the revenue or selling expense, depending on the nature of the incentive, is recorded. Amounts billed to customers for shipping and handling fees are included in net sales, and costs incurred by Chemours for the delivery of goods are classified as cost of goods sold in the consolidated statements of operations. Taxes on revenue-producing transactions are excluded from net sales. Licensing and royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Research and Development Expense

Research and development (R&D) costs are expensed as incurred. R&D expenses include costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products, and regulatory approval of new and existing products.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of Chemours’ assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized.

Chemours recognizes income tax positions that meet the more-likely-than-not threshold and accrues any interest related to unrecognized income tax positions as a component of other income, net in the consolidated statements of operations. Income tax-related penalties are included in the provision for (benefit from) income taxes.

Chemours does not provide for income taxes on the undistributed earnings of all of its foreign subsidiaries that are intended to be indefinitely reinvested.

Prior to the Separation, the amounts recorded for income taxes attributed certain current and deferred income taxes of DuPont to Chemours’ stand-alone financial statements in a manner that is systematic, rational, and consistent with the asset and liability method prescribed by Accounting Standards Codification Topic 740, Income Taxes (Topic 740). Accordingly, Chemours’ income tax provision was prepared following the separate return method. The separate return method applies Topic 740 to the stand-alone financial statements of each member of the consolidated group as if the group member were a separate taxpayer and a stand-alone enterprise.

Earnings Per Share

Chemours presents both basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing the total net income (loss) attributable to Chemours by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if the Company’s outstanding stock-based compensation awards, including any unvested restricted shares, were vested and exercised, thereby resulting in the issuance of common stock as determined under the treasury stock method. In periods where the Company incurs a net loss, stock-based compensation awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents generally include cash, time deposits, or highly liquid investments with original maturities of three months or less.

Receivables and Allowance for Doubtful Accounts

Receivables are recognized net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects the best estimate of losses inherent in Chemours’ receivables portfolio, which is determined on the basis of historical experience, specific allowances for known troubled accounts, and other available evidence. Receivables are written-off when management determines that they are uncollectible.

Inventories

Chemours’ U.S. inventories are valued at the lower of cost or market, as inventories held at substantially all U.S. locations are valued using the last-in, first-out (LIFO) method. Chemours’ non-U.S. inventories are valued at the lower of cost or net realizable value, as inventories held outside the U.S. are valued using the average cost method. The elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. Stores and supplies are valued at the lower of cost or net realizable value. Cost is generally determined by the average cost method.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Property, Plant, and Equipment

Property, plant, and equipment is carried at cost and is depreciated using the straight-line method. Property, plant, and equipment placed in service prior to 1995 is depreciated under the sum-of-the-years’ digits method, or other substantially-similar methods. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over five to seven years. When assets are surrendered, retired, sold, or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the consolidated balance sheets and are included in the determination of any gain or loss on such disposals.

Repair and maintenance costs that materially add to the value of the asset or prolong its useful life are capitalized and depreciated based on their extension to the asset’s useful life. Capitalized repair and maintenance costs are recorded on the consolidated balance sheets as a component of other assets.

Impairment of Long-lived Assets

Chemours evaluates the carrying value of its long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. For the purposes of recognition or measurement of an impairment charge, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, Chemours considers factors such as revenue dependency, shared costs, and the extent of vertical integration. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of the asset or asset group are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value, which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of by means other than sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value, less the estimated cost to sell. Depreciation is discontinued for any long-lived assets classified as held for sale.

Goodwill and Other Intangible Assets

The excess of the purchase price over the estimated fair value of the net assets acquired in a business combination, including any identified intangible assets, is recorded as goodwill. Chemours tests its goodwill for impairment at least annually on October 1; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value.

Chemours has the option to first qualitatively assess whether it is more-likely-than-not that an impairment exists for a reporting unit. Such qualitative factors include, among other things, prevailing macroeconomic conditions, industry and market conditions, changes in costs associated with raw materials, labor, or other inputs, the Company’s overall financial performance, and certain other entity-specific events that impact Chemours’ reporting units. When performing a quantitative assessment, the Company weights the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, the guideline public companies method, to determine its reporting units’ fair value.

Definite-lived intangible assets, such as purchased and licensed technology, patents, trademarks, and customer lists, are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Defined Benefit Plans

Due to local regulations outside the U.S., Chemours has defined benefit plans covering certain of its employees. The benefits of these plans, which primarily relate to pension, are accrued over the employees’ service periods. The Company uses actuarial methods and assumptions in the valuation of its defined benefit obligations and the determination of any net periodic pension income or expense. Any differences between actual and expected results, or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur. Rather, they are systematically recognized over subsequent periods.

Derivatives

Chemours enters into forward currency exchange contracts to minimize its volatility in earnings related to foreign exchange gains and losses, which result from remeasuring any net monetary assets denominated in non-functional currencies held by Chemours. Chemours does not hold or issue financial instruments for speculative or trading purposes. Derivative assets and liabilities are reported on a gross basis on the consolidated balance sheets. All gains and losses resulting from the revaluation of the Company’s derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occur.

Asset Retirement Obligations

Chemours records its asset retirement obligations at their fair value at the time the liability is incurred. Fair value is measured using the expected future cash outflows discounted at Chemours’ credit-adjusted, risk-free interest rate, which is considered to be a Level 3 input within the fair value hierarchy. Accretion expense is recognized as an operating expense classified within cost of goods sold in the consolidated statements of operations using the credit-adjusted, risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from two to 30 years.

Insurance

Chemours insures for certain risks where permitted by law or regulation, including workers’ compensation, vehicle liability, and employee-related benefits. Liabilities associated with these risks are estimated in part by considering any historical claims experience, demographic factors, and other actuarial assumptions. For certain other risks, the Company uses a combination of third-party insurance and self-insurance, reflecting its comprehensive reviews of relevant risks. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable.

Prior to the Separation, Chemours was a participant in DuPont’s self-insurance program where permitted by law or regulation, including workers’ compensation, vehicle liability, and employee-related benefits. Liabilities associated with these risks were estimated in part by considering any historical claims experience, demographic factors, and other actuarial assumptions. For other risks, a combination of third-party insurance and self-insurance was used, reflecting DuPont’s comprehensive reviews of relevant risks. The annual cost was allocated to all of the participating businesses using methodologies deemed reasonable by management. All obligations pursuant to these plans had historically been obligations of DuPont. As such, these obligations were not included in the consolidated balance sheets, with the exception of self-insurance liabilities related to workers’ compensation, vehicle liability, and employee-related benefits.

Litigation

Chemours accrues for legal matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation-related liabilities and expenditures included in the consolidated financial statements represent legal matters that are liabilities of DuPont and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period that services are rendered.

Environmental Liabilities and Expenditures

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Estimated liabilities are determined based on existing remediation laws and technologies. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information become available.

Environmental liabilities and expenditures include claims for matters that are liabilities of DuPont and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Accrued liabilities are undiscounted and do not include claims against third-parties, and are included in other accrued liabilities and other liabilities on the consolidated balance sheets.

Costs related to environmental remediation are charged to expense in the period incurred, within cost of goods sold in the consolidated statements of operations. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

Treasury Stock

Chemours accounts for repurchases of the Company’s common stock as treasury stock using the cost method, whereby the entire cost of the acquired common stock is recorded as treasury stock.

Stock-based Compensation

Chemours’ stock-based compensation consists of stock options, restricted stock units (RSUs), and performance share units (PSUs) awarded to employees and non-employee directors. Stock options and PSUs are measured at their fair value on the grant date or date of modification, as applicable. RSUs are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted as a reduction in stock-based compensation expense in the period such awards are forfeited.

Foreign Currency Translation

Chemours identifies its separate and distinct foreign entities and groups them into two categories: (i) extensions of the parent (U.S. dollar functional currency); and, (ii) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated, and a judgment is made to determine the functional currency. Chemours changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances clearly indicate that the functional currency has changed.

During the periods covered by the consolidated financial statements, part of Chemours’ business operated within foreign entities. For foreign entities where the U.S. dollar is the functional currency, all foreign currency-denominated asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, with the exception of inventories, prepaid expenses, property, plant, and equipment, goodwill, and other intangible assets. These aforementioned assets are remeasured at historical rates. Foreign currency-denominated revenue and expense amounts are remeasured at average exchange rates in effect during the period, with the exception of expenses related to any balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income, net in the period in which they occur.

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported as a component of accumulated other comprehensive loss within equity. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in income in the period in which they occur. Revenues and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

During 2015, when Chemours’ operations were legally and operationally separated within DuPont in anticipation of the Separation, certain of Chemours’ foreign entities set their respective local currencies as the functional currency.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Fair Value Measurement

Fair value is defined as the exit price, the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established to prioritize the valuation inputs used to measure fair value. The hierarchy gives highest priority to unadjusted, quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Chemours applies the following valuation hierarchy in measuring the fair values of its assets and liabilities:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and,

Level 3 – Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). The objective of this standard is to remove inconsistent practices regarding revenue recognition between GAAP and International Financial Reporting Standards. The standard intends to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with the standard. The provisions of ASU No. 2014-09 and its related updates will be adopted by the Company in the first quarter of 2018 under the modified retrospective transition method.

The Company believes that the adoption of the standard will not have a material impact on its consolidated financial statements. Substantially all of the Company’s revenue consists of sales of products that represent a single performance obligation where control transfers at the point in time title and risk of loss pass to the customer. The Company continues to evaluate the impact of the standard update on its consolidated financial statements and related disclosures, and additional differences may be identified as new or amended contracts with customers that will impact future periods are executed. The Company expects that its disclosure in the notes to the consolidated financial statements related to revenue recognition will be expanded in the first quarter of 2018 in line with the requirements of the standard to further describe the nature, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), which supersedes the leases requirements in Topic 840. The core principle of ASU No. 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases. Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

The Company will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that the Company may elect to apply. The provisions of ASU No. 2016-02 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. At adoption, the Company will recognize a right-of-use asset and a lease liability initially measured at the present value of its operating lease payments. The Company is currently evaluating the impacts of adopting this guidance on its financial position, results of operations, and cash flows.

In August 2016, the FASB issued various updates to ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU No. 2016-15), which clarifies and amends the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The provisions of ASU No. 2016-15 are effective for the Company’s fiscal year beginning January 1, 2018, including interim periods within that fiscal year, and will be applied using a retrospective transition method. The Company is currently evaluating the impacts of adopting this guidance on its cash flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU No. 2017-07), which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The provisions of ASU No. 2017-07 are effective for the Company’s fiscal year beginning January 1, 2018, including interim periods within that fiscal year, and should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. Upon adoption in 2018, Chemours will reclassify $34 and $20 of non-operating pension income from the operating expense captions of the consolidated statements of operations to other income, net for the years ended December 31, 2017 and 2016, respectively.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) (ASU No. 2017-12), which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The provisions of ASU No. 2017-12 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted in any interim period. The amendments in this update will be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. Chemours is currently evaluating the timing of adoption and does not expect the adoption of this guidance to have a significant impact on its financial position, results of operations, and cash flows.

Recently Adopted Accounting Guidance

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) (ASU No. 2016-09). ASU No. 2016-09 sets forth areas for simplification within several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU No. 2016-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Chemours adopted this guidance effective January 1, 2017, and the adoption did not have a significant impact on the Company’s financial position, results of operations, or cash flows, except for the impact of windfall income tax benefits on share-based payments and the classification of employee withholding tax payments on vested RSUs as a financing activity on the statements of cash flows. Specific to the impact of windfall tax benefits, the Company expects the guidance will cause volatility in its income tax rates going forward. As of the adoption date, there were no windfall tax benefits from prior periods recognized; therefore, prior period adjustments were not required under a modified retrospective basis. For the year ended December 31, 2017, Chemours recognized $22 of federal and state windfall income tax benefits, primarily from options exercised and RSUs vested, which were included in the provision for income taxes in the consolidated statements of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU No. 2017-04), which eliminates the requirement to determine the fair value of the individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any impairment charges recognized would not exceed the total amount of goodwill allocated to the reporting unit. The provisions of ASU No. 2017-04 are effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company adopted this guidance and implemented its provisions for the annual goodwill impairment testing performed on October 1, 2017. Pursuant to the amendment, the Company will implement the provisions of ASU No. 2017-04 for interim and annual goodwill impairment tests performed prospectively. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU No. 2017-09), which provides clarity and reduces both diversity in practice and the cost and complexity of applying the guidance in Topic 718 to a change in the terms or conditions of a share-based payment award. Pursuant to this update, modification accounting is required to be applied to changes in the terms and conditions of a share-based payment award unless all of the following criteria remain unchanged before and after the award is modified: (i) the fair value of the award; (ii) the vesting conditions of the award; and, (iii) the classification of the award as an equity instrument or a liability instrument. The provisions of ASU No. 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, and are to be applied prospectively to an award modified on or after the adoption date. Early adoption, including adoption in any interim period, is permitted for public business entities in reporting periods for which financial statements have not yet been issued. The Company has adopted this guidance and will implement its provisions prospectively for changes in the terms and conditions of share-based payment awards. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position, results of operations, or cash flows.

Note 4. Relationship with DuPont and Related Entities

Prior to the Separation, Chemours sold finished goods to DuPont and its non-Chemours businesses. Related party sales to DuPont recorded by Titanium Technologies, Fluoroproducts, and Chemical Solutions for the year ended December 31, 2015 were $2, $34, and $21, respectively. Following the Separation, beginning on July 1, 2015, transactions with DuPont’s businesses were not considered related party transactions.

Also, prior to the Separation, DuPont incurred significant corporate costs for services provided to Chemours, as well as other DuPont businesses. These costs included expenses for information systems, accounting, other financial services such as treasury and audit, purchasing, human resources, legal, facilities, engineering, corporate R&D, corporate stewardship, marketing, and business analysis support. A portion of these costs benefited multiple or all DuPont businesses, including Chemours, and were allocated to Chemours and its reportable segments using methods based on proportionate formulas involving total costs or other various allocation methods that management considered consistent and reasonable. Chemours’ corporate costs are not allocated to the reportable segments and are reported in Corporate and Other.

The total allocated leveraged functional service and general corporate expenses included in the consolidated statements of operations amounted to $238 for the year ended December 31, 2015. These expenses were recorded within cost of goods sold, selling, general, and administrative expense, and R&D expense for $23, $205, and $10, respectively. Subsequent to the Separation on July 1, 2015, transactions with DuPont’s businesses were not considered related party transactions. Accordingly, no costs from DuPont were allocated to Chemours after the Separation Date.

Cash Management and Financing

The separation agreement set forth a process to true-up cash and working capital amounts transferred to Chemours from DuPont at the Separation. In January 2016, Chemours and DuPont entered into an agreement, contingent upon entry into the credit agreement amendment (described further in Note 18), which provided for the extinguishment of payment obligations of cash and working capital true-ups previously contemplated in the separation agreement. As a result, Chemours is no longer required to make any payments to DuPont, nor will DuPont make any payments to Chemours.

The agreement also set forth a $190 prepayment to be made by DuPont in advance of certain specified goods and services that, under existing agreements, Chemours was to provide to DuPont through mid-2017. The prepayment was received by Chemours in February 2016 and was recorded as deferred revenue. As of December 31, 2017, the entire $190 prepayment from DuPont has been earned by Chemours.

Tax Matters Agreement

The tax matters agreement between Chemours and DuPont governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, under the agreement, DuPont is responsible for any U.S. federal, state, and local taxes (and any related interest, penalties, or audit adjustments) reportable on a consolidated, combined, or unitary return that includes DuPont or any of its subsidiaries and Chemours and/or any of its subsidiaries for any periods or portions thereof ending on or prior to the Separation Date. Chemours is responsible for any U.S. federal, state, local, and foreign taxes (and any related interest, penalties, or audit adjustments) that are imposed on Chemours and/or any of its subsidiaries for all tax periods, whether before or after the Separation Date.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 5. Research and Development Expense

R&D expense incurred by Chemours was $80, $80, and $97 for the years ended December 31, 2017, 2016, and 2015, respectively. R&D expense for the year ended December 31, 2015 includes $10 of assigned costs, which are attributable to DuPont’s Corporate Central Research and Development (Central R&D) function’s long-term research activities. This assignment was based on the cost of research projects for which Chemours was determined to be the sponsor or co-sponsor. All research services previously provided to Chemours by DuPont’s Central R&D function were specifically requested by Chemours, covered by service-level agreements, and billed based on usage. DuPont’s R&D services were no longer used after the Separation Date.

Note 6. Restructuring and Asset-related Charges, Net

The following table sets forth the components of the Company’s restructuring and asset-related charges, net for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Restructuring-related charges:
Employee separation charges	$23	$4	$137
Decommissioning and other charges, net	33	47	18
Asset-related charges - restructuring	—	—	133
Total restructuring-related charges, net	56	51	288
Asset-related charges - impairment (1)	1	119	45
Total restructuring and asset-related charges, net	$57	$170	$333
(1)

Impairment charges for the year ended December 31, 2016 include $13 and $58 in pre-tax impairment charges related to the sales of the Company’s corporate headquarters building located in Wilmington, Delaware and its Sulfur business, respectively, and $48 in pre-tax impairment charges related to the Company’s aniline facility in Pascagoula, Mississippi. Impairment charges for the year ended December 31, 2015 include $45 in pre-tax impairment charges related to the Company’s Reactive Metals Solutions (RMS) manufacturing facility in Niagara Falls, New York.

The impacts of the Company’s restructuring programs to segment earnings for the years ended December 31, 2017, 2016, and 2015 are set forth in the following table.

	Year Ended December 31,
	2017	2016	2015
Plant and product line closures (1) :
Titanium Technologies	$4	$30	$140
Fluoroproducts	3	7	24
Chemical Solutions	17	8	12
Total plant and product line closures	24	45	176
2015 Global Restructuring Program (2) :
Titanium Technologies	—	2	33
Fluoroproducts	—	4	54
Chemical Solutions	—	—	25
Total 2015 Global Restructuring Program	—	6	112
2017 Restructuring Program	32	—	—
Total restructuring-related charges, net	$56	$51	$288
(1)	Includes charges related to employee separation, decommissioning and dismantling costs, and asset-related charges in connection with the restructuring activities.
(2)	Includes $24 related to corporate support functions that were allocated to the segments for the year ended December 31, 2015.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Plant and Product Line Closures

Titanium Technologies

In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing plant. The Edge Moor plant produced TiO2 for use in the paper industry and certain other applications where demand had steadily declined, resulting in under-used capacity at the plant. In addition, the Company permanently shut down one under-used TiO2 production line at its New Johnsonville, Tennessee plant. The Company stopped production at its Edge Moor plant in September 2015, and immediately began decommissioning the plant. These actions resulted in the write-off of substantially all of the Edge Moor plant’s assets’ carrying values in 2015.

As a result, the Company recorded restructuring charges of $140 for the year ended December 31, 2015, which consist of employee separation costs of $11, property, plant, and equipment and other asset-related, pre-tax impairment charges of $115, and decommissioning costs and other charges of $14. For the years ended December 31, 2017 and 2016, the Company recorded additional restructuring charges of $4 and $30, respectively, which relate to decommissioning, dismantling, and removal activities. The Company substantially completed these activities in 2017, and sold the land where the plant was located for $10 in the first quarter of 2017.

Fluoroproducts

In August 2015, in an effort to improve the profitability of the Company’s Fluoroproducts segment, management approved the shutdown of certain production lines in the segment’s U.S. manufacturing plants. As a result, the Company recorded restructuring charges of $21 for the year ended December 31, 2015, which consist of accelerated depreciation on property, plant, and equipment of $18, employee separation costs of $2, and decommissioning and other costs of $1. For the years ended December 31, 2017 and 2016, the Company recorded additional restructuring charges of $3 and $7, respectively, which relate to decommissioning, dismantling, and removal activities. At December 31, 2017, the Company has substantially completed all actions related to the restructuring activities for certain of its production lines.

Chemical Solutions

In the fourth quarter of 2015, the Company announced the completion of the strategic review of its RMS business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The RMS plant had approximately 200 employees and contractors impacted by this action, and production stopped at the plant in September 2016, when the Company immediately began actions to decommission the plant.

As a result, the Company recorded restructuring charges of $12 for the year ended December 31, 2015, which represent employee separation costs. For the year ended December 31, 2016, the Company recorded additional restructuring charges of $8, which consist of contract termination charges of $2 and decommissioning and other related charges of $6. Additional restructuring charges of $17 for decommissioning and site redevelopment activities were recorded for the year ended December 31, 2017, and the Company expects to incur approximately $4 in additional restructuring charges for similar activities in 2018, which will be expensed as incurred.

2015 Global Restructuring Program

In November 2015, Chemours announced a global workforce reduction impacting approximately 430 positions. This action was part of the Company’s ongoing efforts to streamline and simplify the structure of the organization worldwide, and to reduce costs. As a result, the Company recorded $48 of pre-tax employee separation costs during the fourth quarter of 2015. The associated headcount reductions were completed as of December 31, 2016, and all related payments are expected to be completed by early 2018.

In June 2015, in light of the then-weakness in the global TiO2 market cycle and continued foreign currency impacts due to a strengthening of the U.S. dollar, Chemours implemented a restructuring plan to reduce and simplify its cost structure. This plan resulted in a global workforce reduction of more than 430 positions. As a result, the Company recorded a pre-tax charge of $64 for employee separation costs in the year ended December 31, 2015. All actions associated with this charge were completed by December 31, 2016.

2017 Restructuring Program

In 2017, the Company initiated certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (IT) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $14 in restructuring-related charges for year ended December 31, 2017.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In October 2017, the Company announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for, and were accepted under the VSP will receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees will separate from the Company by the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP will be recognized over the period each participating employee continues to provide service to Chemours.

As a result of its 2017 program, the Company expects to incur charges for restructuring-related activities and termination benefits ranging from $20 to $25 through December 31, 2018, which will be expensed as incurred.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2017, 2016, and 2015.

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	Total
Balance at December 31, 2015	$11	$2	$12	$73	$—	$98
Charges (credits) to income (1)	—	—	(2)	6	—	4
Payments	(7)	(1)	(1)	(59)	—	(68)
Currency translation and other adjustments (2)	—	—	(1)	1	—	—
Balance at December 31, 2016	4	1	8	21	—	34
Charges to income	—	—	—	1	23	24
Payments	(3)	(1)	(6)	(21)	—	(31)
Currency translation and other adjustments (2)	—	—	—	—	—	—
Balance at December 31, 2017	$1	$—	$2	$1	$23	$27
(1)

Due to the unexpected resignations of certain employees at the Company’s RMS manufacturing facility during 2016, $2 of employee separation charges were reversed to income during the year ended December 31, 2016.

(2)	Amounts include net currency translation adjustments of $1 or less for the periods presented and/or immaterial rounding differences.

There are no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges for the periods presented.

Note 7. Sales of Assets and Businesses

Sale of Corporate Headquarters

In December 2016, in connection with a sale agreement entered in January 2017 to sell Chemours’ corporate headquarters building located in Wilmington, Delaware, the Company recorded a $13 pre-tax impairment charge and classified the net book value of the building as an asset held for sale within other assets on the consolidated balance sheets at December 31, 2016. The Company completed the sale in April 2017 for net proceeds of $29, of which, $13 was used to repay a portion of Chemours’ senior secured term loans. Contemporaneous with the sale, Chemours entered into lease agreements to leaseback a portion of the building. A gain of $2 was deferred in connection with the sale and leaseback transaction.

Chemical Solutions Portfolio Optimization

In June 2016, the Company entered into an asset purchase agreement with Veolia North America, Inc. (Veolia), whereby Veolia agreed to acquire the Sulfur business of Chemours’ Chemical Solutions segment for a purchase price of $325 in cash, subject to customary working capital and other adjustments. $10 of the proceeds were received in May 2016. The Company completed the sale and, in July 2016, received the remaining proceeds of $311, net of working capital adjustments. Prior to the completion of the sale, in the second quarter of 2016, the Company recorded a pre-tax impairment loss of $58 as a component of restructuring and asset-related charges, net in the consolidated statements of operations. Upon completion of the sale, the Company also recorded an additional pre-tax loss on sale of $4, net of a benefit from contractual adjustments in other income, net in the consolidated statements of operations. The net book value of the assets and liabilities disposed of in this sale amounted to $342 and $11, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In April 2016, the Company entered into a stock and asset purchase agreement with LANXESS Corporation (Lanxess), whereby Lanxess agreed to acquire the Clean & Disinfect (C&D) business of Chemours’ Chemical Solutions segment by acquiring certain of Chemours’ subsidiaries and assets for a purchase price of $230 in cash, subject to customary working capital and other adjustments. The Company completed the sale and, in August 2016, received proceeds of $223, net of working capital adjustments and $2 of cash transferred. For the year ended December 31, 2016, in connection with this sale, the Company recorded a pre-tax gain of $169 in other income, net in the consolidated statements of operations. The net book values of the assets and liabilities disposed of in this sale amounted to $48 (including goodwill of $13) and $6, respectively, and the Company incurred $9 of transaction and other charges in connection therewith.

In November 2015, the Company signed a definitive agreement to sell its aniline facility in Beaumont, Texas to The Dow Chemical Company (Dow). The net book value of the related asset group (including goodwill) was classified as an asset held for sale at December 31, 2015, which was included in prepaid expenses and other on the consolidated balance sheets. The transaction closed in March 2016, and Chemours received $140 in cash from Dow. The net book value of the assets disposed of in this sale amounted to $41 (including goodwill of $4), and the Company incurred $11 of transaction and other charges in connection therewith. As a result of the transaction, Chemours recognized a pre-tax gain of $89 for the year ended December 31, 2016, which was recorded in other income, net in the consolidated statements of operations.

The aggregate amounts and major components of the assets and liabilities disposed of in connection with the portfolio optimization activities for Chemours’ Chemical Solutions segment during the year ended December 31, 2016 are set forth in the following table.

Chemical Solutions Portfolio Optimization
Current assets:
Accounts receivable - trade	$22
Inventories	17
Total current assets	39
Non-current assets:
Property, plant, and equipment, net	298
Goodwill	17
Other assets	136
Less: Impairment loss	(58)
Total non-current assets, net	393
Total assets	432
Accounts payable and accrued liabilities	17
Total liabilities	17
Total net assets disposed	$415

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 8. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Leasing, contract services, and miscellaneous income	$30	$35	$25
Royalty income (1)	24	15	19
Gain (loss) on sale of assets and businesses (2)	22	254	(9)
Exchange gains (losses), net (3)	3	(57)	19
Total other income, net	$79	$247	$54

(1)	Royalty income is primarily from technology and trademark licensing.
(2)

For the year ended December 31, 2017, gain on sale includes a gain of $13 associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and a $12 gain associated with the sale of the Company’s Edge Moor, Delaware plant site, net of certain losses on other disposals. For the year ended December 31, 2016, gain on sale includes gains of $169 and $89 associated with the sales of the Company’s C&D business and its aniline facility in Beaumont, Texas, respectively.

(3)	Exchange gains (losses), net includes gains and losses on foreign currency forward contracts.

Note 9. Income Taxes

U.S. Income Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, (ix) creating the global intangibles low-tax income (GILTI) inclusions.

The Company’s accounting for the following elements of the Tax Act is incomplete; however, management was able to make reasonable estimates of certain effects and, therefore, recorded the provisional adjustments set forth below.

Reduction of U.S. Federal Corporate Tax Rate

The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of the Company’s U.S. deferred tax assets and liabilities, it has recorded a provisional tax benefit of $68, with a corresponding net adjustment to deferred tax benefit. While the Company is able to make a reasonable estimate of the impact of the reduction in its corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, the Company’s calculation of deemed repatriation of deferred foreign earnings and profits (E&P) and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax

The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $322, which was partially offset by $202 of foreign tax credits, on $2,400 of historic unremitted foreign E&P. The Company continues to gather additional information to more-precisely compute the amount of the Transition Tax. The Company continues to believe that its foreign earnings are permanently reinvested; however, as the Company continues to evaluate the impacts of the Tax Act, the Company may change this assertion in a future period.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Valuation Allowance

During the fourth quarter of 2017, the Company released $33 of valuation allowance related to its foreign tax credits that were utilized against the provisional amount of Transition Tax recorded in income tax expense. The Company continues to assess whether its valuation allowance analyses are affected by various aspects of the Tax Act, for example, as it relates to the deemed repatriation of deferred foreign income, GILTI inclusions, new categories of foreign tax credits, the immediate full-expensing of certain capital expenditures, and interest expense limitations. Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional.

Global Intangibles Low-tax Income

The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (CFCs) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC-tested income over the net deemed tangible income return, which is currently defined as the excess of (i) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over, (ii) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company continues to evaluate this provision of the Tax Act and the application of Topic 740.

Under GAAP, the Company is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (i.e., the period cost method), or (ii) factoring such amounts into the Company’s measurement of its deferred taxes (i.e., the deferred method). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations, but also its intent and ability to modify its structure and/or its business, management is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its consolidated financial statements, and has not made a policy decision regarding whether to record deferred taxes on GILTI.

Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Current tax expense:
U.S. federal (1)	$(8)	$—	$37
U.S. state and local (1)	1	—	1
International	89	93	62
Total current tax expense	82	93	100
Deferred tax expense (benefit):
U.S. federal	60	(101)	(187)
U.S. state and local	6	(17)	(14)
International	17	7	3
Total deferred tax expense (benefit)	83	(111)	(198)
Total provision for (benefit from) income taxes	$165	$(18)	$(98)
(1)	Amounts for the year ended December 31, 2015 were recorded pursuant to the Separation-related tax matters agreement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016.

	December 31,
	2017	2016
Deferred tax assets:
Environmental and other reserves	$89	$150
Litigation reserves	14	149
Stock-based compensation and accrued employee benefits	26	35
Other assets and other accrued liabilities	8	27
Tax loss carryforwards	27	45
Foreign tax credit carryforwards	17	50
Total deferred tax assets	181	456
Less: Valuation allowance	(17)	(50)
Total deferred tax assets, net	164	406
Deferred tax liabilities:
Pension and other liabilities	(55)	(16)
Property, plant, and equipment	(274)	(441)
Inventories and other assets	(4)	(40)
Total deferred tax liabilities	(333)	(497)
Deferred tax liability, net	$(169)	$(91)

The following table sets forth an analysis of the Company’s effective tax rate for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$319	35.0%	$(4)	35.0%	$(66)	35.0%
State income taxes, net of federal benefit (1)	7	0.7%	(16)	150.4%	(10)	5.1%
Lower effective tax rate on international operations, net	(149)	(16.3)%	(61)	552.5%	(23)	12.0%
Depletion	(8)	(0.9)%	(6)	51.2%	(6)	3.4%
Goodwill	—	—%	5	(47.9)%	6	(3.2)%
Exchange losses (gains)	5	0.6%	4	(39.1)%	(1)	0.5%
Provision to return and other adjustments	6	0.6%	6	(57.9)%	—	—%
Permanent items	9	1.0%	3	(27.3)%	1	(0.5)%
Valuation allowance (2)	(33)	(3.6)%	50	(451.6)%	—	—%
Net impact of U.S. tax reform	39	4.3%	—	(—)%	—	—%
Stock-based compensation (1)	(20)	(2.2)%	—	(—)%	—	—%
Other, net	(10)	(1.2)%	1	(1.7)%	1	(0.2)%
Total effective tax rate	$165	18.1%	$(18)	163.6%	$(98)	52.1%
(1)	Total windfall benefits on stock-based compensation amounted to $22 for the year ended December 31, 2017, which is inclusive of $20 in federal income tax benefit and $2 in state income tax benefit.
(2)

Release of the valuation allowance during 2015 was related to a tax loss carryforward incurred prior to July 1, 2015 that is attributable to DuPont’s tax periods pursuant to the tax matters agreement and did not impact the effective tax rate as the adjustment was recorded in DuPont’s net investment in the consolidated statements of stockholders’ equity for the year ended December 31, 2015.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
U.S. operations (including exports)	$(306)	$(481)	$(492)
International operations	1,218	470	304
Total income (loss) before income taxes	$912	$(11)	$(188)

For the year ended December 31, 2017, the Company released $33 of valuation allowance on its foreign tax credits. The valuation allowance release represents the amount of foreign tax credit carryforward that was used to offset the provisional Transition Tax recorded in the period.

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in the future or prior years. At December 31, 2017, the U.S federal and state tax losses are $24, which substantially expire between 2035 and 2037. The Company also has U.S. foreign tax credit carryforwards of $17, which expire in 2026 and are fully offset by a valuation allowance. Lastly, the Company has foreign net operating losses of $1, which substantially expire between 2025 and 2026.

The Company has maintained a valuation allowance of $17 on its remaining foreign tax credit carryforward. The amount of the foreign tax credits that are considered realizable could be adjusted in the future as the Company continues to evaluate the impact of U.S. tax reform on its ability to utilize these credits.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2011 through 2017
Mexico	2012 through 2017
Netherlands	2014 through 2017
Taiwan	2014 through 2017
U.S.	2015 through 2017

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or DuPont in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable. During 2017, the Company received approval from the Internal Revenue Service for an accounting method change; therefore, $6 of unrecognized tax benefits were released. Chemours is not aware of any other matters that would result in significant changes to the amount of unrecognized income tax benefits reflected in the consolidated balance sheets at December 31, 2017.

Prior to the Separation, Chemours was included in DuPont’s consolidated income tax returns, and Chemours’ income taxes for those periods are computed and reported herein under the separate return method. Use of the separate return method may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in the consolidated financial statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein for these periods. Certain tax attributes that were reflected in DuPont’s consolidated financial statements, such as net operating loss carryforwards, may or may not exist at the stand-alone Chemours level. As it is assumed that all amounts due to DuPont prior to the Separation were settled on December 31 of each year, Chemours’ consolidated financial statements do not reflect any amounts due to DuPont for income tax-related matters.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s unrecognized tax benefit for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Balance at January 1,	$6	$7	$39
Gross amounts of decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	(6)	(1)	—
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	—	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations (1)	—	—	(32)
Balance at December 31,	$—	$6	$7

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$—	$—	$—
Total amount of interest and penalties recognized in the consolidated statements of operations (1)	—	—	1
Total amount of interest and penalties recognized in the consolidated balance sheets	—	—	—
(1)

Reduction to the unrecognized tax benefits represents DuPont’s responsibilities for uncertain income tax positions recorded prior to July 1, 2015 pursuant to the tax matters agreement. The reduction was recorded in DuPont’s net investment in the consolidated statements of stockholders’ equity for the year ended December 31, 2015.

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Balance at January 1,	$50	$—	$36
Net charges to income tax expense	—	50	—
Release of valuation allowance (1)	(33)	—	(36)
Balance at December 31,	$17	$50	$—
(1)

The valuation allowance released during 2015 was related to tax loss carryforwards incurred prior to July 1, 2015, which were attributable to DuPont’s tax periods pursuant to the tax matters agreement. The adjustment was recorded in DuPont’s net investment in the consolidated statements of stockholders’ equity for the year ended December 31, 2015.

Note 10. Earnings Per Share of Common Stock

Reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2017, 2016, and 2015 are set forth in the following table.

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to Chemours	$746	$7	$(90)
Denominator:
Weighted-average number of common shares outstanding - basic	184,844,106	181,621,422	180,993,623
Dilutive effect of the Company’s employee compensation plans	6,139,885	1,795,078	—
Weighted-average number of common shares outstanding - diluted	190,983,991	183,416,500	180,993,623

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Average number of stock options	43,072	5,820,499	8,358,894

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2017 and 2016.

	December 31,
	2017	2016
Accounts receivable - trade, net (1)	$847	$742
VAT, GST, and other taxes (2)	54	46
Other receivables (3)	18	19
Total accounts and notes receivable, net	$919	$807
(1)

Accounts receivable - trade, net includes trade notes receivable and is net of allowances for doubtful accounts of $5 at December 31, 2017 and 2016. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (VAT) and goods and services tax (GST) for various jurisdictions.
(3)	Other receivables consist of notes receivable, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $1, $7, and $1 for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2017 and 2016.

	December 31,
	2017	2016
Finished products	$648	$532
Semi-finished products	164	150
Raw materials, stores, and supplies	313	285
Inventories before LIFO adjustment	1,125	967
Adjustment of inventories to LIFO basis	(190)	(200)
Total inventories	$935	$767

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $509 and $465, or 45% and 48%, of inventories before the LIFO adjustments at December 31, 2017 and 2016, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2017 and 2016.

	December 31,
	2017	2016
Equipment	$6,961	$6,748
Buildings	875	814
Construction-in-progress	520	293
Land	119	106
Mineral rights	36	36
Property, plant, and equipment	8,511	7,997
Less: Accumulated depreciation	(5,503)	(5,213)
Total property, plant, and equipment, net	$3,008	$2,784

Depreciation expense amounted to $269, $281, and $264 for the years ended December 31, 2017, 2016, and 2015, respectively. Property, plant, and equipment, net includes gross assets under capital leases of $7 and $5 at December 31, 2017 and 2016, respectively, and a build-to-suit lease asset of $8 at December 31, 2017. Interest expense capitalized as part of property, plant, and equipment, net amounted to $9, $18, and $21 for the years ended December 31, 2017, 2016, and 2015, respectively.

See Note 18 for further discussion regarding the Company’s build-to-suit lease arrangement.

Note 14. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2017 and 2016.

	Titanium Technologies	Fluoroproducts	Chemical Solutions	Total
Balance at January 1, 2016	$13	$85	$68	$166
Sale of business (1)	—	—	(13)	(13)
Balance at December 31, 2016	13	85	55	153
Balance at December 31, 2017	$13	$85	$55	$153

(1)	Represents goodwill disposed of in connection with the sale of the Company’s C&D business.

Chemours consists of three operating segments: Titanium Technologies, Fluoroproducts, and Chemical Solutions. The Company defines its reporting units as one level below these operating segments, with the exception of Titanium Technologies, which is both an operating segment and a reporting unit. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2017 and 2016, the date of Chemours’ annual goodwill assessment, and concluded that the fair value of each reporting unit that carries goodwill substantially exceeded the respective reporting unit’s carrying amount. As a result, no impairment charges related to goodwill were recognized by the Company for the years ended December 31, 2017 and 2016.

In 2015, the Company performed a strategic evaluation of its Chemical Solutions portfolio. As a result of subsequent changes to the segment’s reporting units in the third quarter of 2015, the Company recorded a $25 pre-tax impairment charge related to its Sulfur reporting unit. The Sulfur reporting unit was disposed of through the sale of its assets and business during 2016.

Accordingly, there are no accumulated impairment losses included in the Company’s goodwill at December 31, 2017 and 2016.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	$9	$(8)	$1	$9	$(7)	$2
Patents	19	(18)	1	19	(18)	1
Purchased trademarks	5	(2)	3	5	(2)	3
Purchased and licensed technology	3	(2)	1	3	(2)	1
Other (1)	10	(3)	7	10	—	10
Total other intangible assets, net	$46	$(33)	$13	$46	$(29)	$17
(1)

Represents non-cash favorable supply contracts acquired in connection with the sale of the Sulfur business and recognized during the third quarter of 2016 based on the present value of the difference between their contractual cash flows and estimated cash flows had the contracts been executed at a determinable market price. These contract intangibles will be amortized to cost of goods sold over the remaining life of the supply contracts through 2021.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $4, $3, and $3 for the years ended December 31, 2017, 2016, and 2015, respectively. The estimated aggregate pre-tax amortization expense for 2018, 2019, 2020, 2021, and 2022 is $3, $3, $3, $2, and $1, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. The Company does not have any indefinite-lived intangible assets.

Note 15. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2017 and 2016.

	December 31,
	2017	2016
Capitalized repair and maintenance costs	$117	$145
Pension assets (1)	260	159
Deferred income taxes	40	41
Asset held for sale (2)	—	29
Miscellaneous (3)	36	43
Total other assets	$453	$417
(1)	Pension assets represent the funded status of certain of the Company’s long-term employee benefit plans.
(2)	Asset held for sale at December 31, 2016 represents the Company’s corporate headquarters building located in Wilmington, Delaware, which was sold in 2017.
(3)	Miscellaneous includes deferred financing fees related to the Company’s senior secured revolving credit facility of $9 and $13 at December 31, 2017 and 2016, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 16. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2017 and 2016.

	December 31,
	2017	2016
Trade payables	$1,008	$858
Dividends payable (1)	31	—
VAT and other payables	36	26
Total accounts payable	$1,075	$884
(1)	Represents a $0.17 per share dividend declared in December 2017, which will be paid on March 15, 2018 to the Company’s shareholders of record as of the close of business on February 15, 2018.

Note 17. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2017 and 2016.

	December 31,
	2017	2016
Compensation and other employee-related costs	$174	$154
Employee separation costs (1)	27	31
Accrued litigation (2)	13	344
Environmental remediation (3)	66	71
Income taxes	58	39
Customer rebates	83	53
Deferred revenue (4)	8	76
Accrued interest	24	21
Miscellaneous (5)	105	83
Total other accrued liabilities	$558	$872
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities.
(2)

Accrued litigation includes a $335 litigation accrual related to Company’s PFOA MDL Settlement at December 31, 2016, which is discussed further in Note 20. The Company made payments of $15 and $320 during the second and third quarters of 2017 for a full release of all claims by the settling plaintiffs.

(3)	Represents the current portion of accrued environmental remediation, which is discussed further in Note 20.
(4)	Deferred revenue includes a $58 prepayment from DuPont for specified goods and services at December 31, 2016, which were fulfilled and/or delivered during 2017.
(5)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 18. Debt

The following table sets forth the components of the Company’s total debt at December 31, 2017 and 2016.

	December 31,
	2017	2016
Senior secured term loans:
Tranche B term loan due May 2022	$—	$1,372
Tranche B-1 Dollar Term Loan due May 2022	923	—
Tranche B-1 Euro Term Loan due May 2022 (€394 at December 31, 2017)	469	—
Senior unsecured notes:
6.625% due May 2023	1,158	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at December 31, 2017 and 2016)	350	308
5.375% due May 2027	500	—
Capital lease obligations	3	3
Build-to-suit lease obligation	8	—
Total debt	4,161	3,591
Less: Unamortized issue discounts	(8)	(5)
Less: Unamortized debt issuance costs	(41)	(42)
Less: Current maturities of long-term debt	(15)	(15)
Total long-term debt, net	$4,097	$3,529

Senior Secured Credit Facilities

On May 12, 2015, Chemours entered into a credit agreement that provides for a seven-year senior secured term loan in an aggregate principal amount of $1,500, which is repayable in equal quarterly installments at a rate of 1% of the original principal amount per annum, with the balance payable at maturity (Prior Term Loan). The Prior Term Loan was issued with a $7 original issue discount and bore interest at a rate of LIBOR plus 3.0%, subject to a LIBOR floor of 0.75%. The proceeds from the Prior Term Loan were used to fund a portion of the distribution to DuPont, along with certain related fees and expenses.

The credit agreement, as amended, also provides for a five-year, $750 senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs, and other general corporate purposes. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2017 and 2016; however, Chemours had $101 and $132 in letters of credit issued and outstanding under this facility at December 31, 2017 and 2016, respectively. The Revolving Credit Facility bears variable interest of a range based on Chemours’ total net leverage ratio between (i) a 0.50% and 1.25% spread for base rate loans and (ii) a 1.50% and 2.25% spread for LIBOR loans. The applicable margins were 0.50% for base rate loans and 1.50% for LIBOR loans at December 31, 2017. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility at a rate based on its total net leverage ratio, between 0.20% and 0.35%. At December 31, 2017, commitment fees were assessed at a rate of 0.20% per annum.

On April 3, 2017, the Company completed an amendment (April Amendment) to its credit agreement which provides for a new class of term loans, denominated in euros, in an aggregate principal amount of €400 (Euro Term Loan), and a new class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $940 (Dollar Term Loan, and, collectively with the Euro Term Loan, the New Term Loans). The New Term Loans replaced in full the Prior Term Loan outstanding as of March 31, 2017. The New Term Loans mature on May 12, 2022, which is the same maturity date of the Prior Term Loan. The Euro Term Loan bears a variable interest rate equal to EURIBOR plus 2.25%, subject to a EURIBOR floor of 0.75%, and the Dollar Term Loan bears a variable interest rate equal to LIBOR plus 2.50%, subject to a LIBOR floor of 0.00%. The April Amendment also modified certain provisions of the credit agreement, including increased certain incurrence limits to allow further flexibility for the Company. All other provisions, including financial covenants, remained unchanged. No incremental debt was issued as a result of the April Amendment, although the Euro Term Loan is subject to remeasurement gains or losses. The Company recorded a $3 loss on debt extinguishment and related amendment fees in the second quarter of 2017. The effective interest rates on the Dollar Term Loan and the Euro Term Loan were approximately 3.85% and 3.00%, respectively, for the year ended December 31, 2017.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The credit agreement contains financial covenants which, solely with respect to the Revolving Credit Facility, as amended, require Chemours not to exceed a maximum senior secured net leverage ratio of: (i) 3.50 to 1.00 each quarter through December 31, 2016; (ii) 3.00 to 1.00 through June 30, 2017; and (iii) further decreasing by 0.25 to 1.00 every subsequent six months to 2.00 to 1.00 by January 1, 2019 and thereafter. Chemours is also required to maintain a minimum interest coverage ratio of 1.75 to 1.00 each quarter through June 30, 2017 and further increasing by 0.25 to 1.00 every subsequent six months to 3.00 to 1.00 by January 1, 2019 and thereafter. In addition, the credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict Chemours’ and its subsidiaries’ ability, subject to certain exceptions, to incur liens, merge, consolidate or sell, transfer or lease assets, make investments, pay dividends, transact with subsidiaries, and incur indebtedness. The credit agreement also contains customary representations and warranties and events of default. Chemours was in compliance with its debt covenants at December 31, 2017.

Chemours’ obligations under the Revolving Credit Facility and the New Term Loans (collectively, the Senior Secured Credit Facilities) are guaranteed on a senior secured basis by all of its material domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the Senior Secured Credit Facilities are also, subject to certain agreed upon exceptions, secured by a first lien on substantially all of Chemours’ and its material, wholly-owned domestic subsidiaries’ assets, including 100% of the stock of certain of its domestic subsidiaries and 65% of the stock of certain of its foreign subsidiaries.

Senior Unsecured Notes

On May 12, 2015, Chemours issued an aggregate principal amount of $2,503 in senior unsecured notes in a private placement (collectively, the Notes). The 2023 Notes, with an aggregate principal amount of $1,350, bear interest at a rate of 6.625% per annum and will mature on May 15, 2023, with all outstanding principal payable at maturity (2023 Notes). The 2025 Notes, with an aggregate principal amount of $750, bear interest at a rate of 7.000% per annum and will mature on May 15, 2025, with all outstanding principal payable at maturity (2025 Notes). The 2023 Notes, denominated in euros, with an aggregate principal amount of €360, bear interest at a rate of 6.125% per annum and will mature on May 15, 2023, with all outstanding principal payable at maturity (Euro Notes). Interest on the Notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year. The proceeds from the Notes were used to fund the cash and in-kind distributions to DuPont and to pay any related fees and expenses. The in-kind distribution to DuPont in an aggregate principal amount of $507 of Chemours’ 2025 Notes were exchanged by DuPont with third-parties for certain of DuPont’s notes.

The Notes are fully and unconditionally guaranteed, jointly and severally, by Chemours’ existing and future subsidiaries that guarantee the Senior Secured Credit Facilities or that guarantee the Company’s other indebtedness or any of its guarantors’ indebtedness in an aggregate principal amount in excess of $75 million. The Notes are unsecured and unsubordinated by Chemours and its guarantor subsidiaries. The Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the Notes. The Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt. The Company is obligated to offer to purchase the Notes at a price of (i) 101% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events, and (ii) 100% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions are subject to certain qualifications and exceptions set forth in the indenture, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions. Chemours is permitted to redeem some or all of the 2023 Notes and Euro Notes by paying a “make-whole” premium prior to May 15, 2018, and on or after May 15, 2018 and thereafter at specified redemption prices. Chemours may redeem some or all of the 2025 Notes on or after May 15, 2020 at specified redemption prices. Chemours may also redeem some or all of the Notes by means other than a redemption, including tender offer or open market purchases. Pursuant to the terms of the tax matters agreement entered into at the time of the Separation, the Company’s ability to pre-pay, pay down, redeem, retire, or otherwise acquire the 2025 Notes is limited in the absence of obtaining certain tax opinions.

In connection with the issuance of the Notes, Chemours entered into a registration rights agreement, in which Chemours agreed to file a registration statement with the U.S. Securities and Exchange Commission (SEC) for the exchange of the Notes for newly-registered notes with identical terms. On March 18, 2016, the Company filed a registration statement on Form S-4 with respect to the exchange offer, and the registration statement was declared effective on April 12, 2016. The exchange offer was completed on May 19, 2016. In addition, the Euro Notes were listed for trading on the Global Exchange Market of the Irish Stock Exchange on May 5, 2016.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

On May 23, 2017, Chemours issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489, net of an original issue discount of $5 and underwriting fees and other related expenses of $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 accrued for the global settlement of the multi-district PFOA MDL Settlement, as discussed in Note 20. The remaining proceeds from the 2027 Notes were available for general corporate purposes. The offering of the 2027 Notes was registered under the Securities Act of 1933, as amended, under a registration statement on Form S-3 filed with the SEC on May, 4, 2017.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of Chemours’ existing and future domestic subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities or (ii) guarantees other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

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

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware (UD) in Newark, Delaware (The Chemours Discovery Hub). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through December 31, 2017, project costs paid by the owner-lessor amounted to $8. Construction of The Chemours Discovery Hub is expected to be completed by early 2020.

Term Loans and Notes Repayments

During the year ended December 31, 2016, the Company repurchased or repaid portions of its Prior Term Loan, 2023 Notes, and Euro Notes with the aggregate principal and cash payment amounts set forth in the following table.

	Year Ended December 31, 2016
	Aggregate Principal	Cash Payments
Prior Term Loan (1)	$105	$104
2023 Notes	192	182
Euro Notes	73	68
	$370	$354
(1)	The Prior Term Loan’s aggregate principal amounts exclude the required quarterly installment repayments, which are equivalent to $15 per year.

For the years ended December 31, 2017, 2016, and 2015, Chemours recognized interest expense, net of $215, $213, and $132, respectively. Interest expense, net for the year ended December 31, 2016 includes a gain on extinguishment of debt of $10, net of $5 in charges related to the write-off of deferred financing costs associated with the extinguished debt.

Maturities

Chemours has required quarterly principal payments related to the New Term Loans equivalent to 1.00% per annum through March 2022, with the balance due at maturity. Principal maturities on the New Term Loans, as amended, over the next five years are approximately $14 in each year from 2018 to 2021, with the remaining principal of $1,336 due in 2022. Debt maturities related to the Notes in 2023 and beyond will be $2,758.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Following the end of each fiscal year commencing on the year ended December 31, 2016, on an annual basis, the Company is also required to make additional principal repayments, depending on leverage levels as defined in the credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.00 to 1.00 leverage target. No principal repayments were required to be made in 2017 based upon the December 31, 2016 excess cash flows determined under the credit agreement.

Debt Fair Value

The fair values of the Dollar Term Loan, the Euro Term Loan, the 2023 Notes, the 2025 Notes, the Euro Notes, and the 2027 Notes at December 31, 2017 were approximately $928, $471, $1,228, $816, $373, and $521, respectively. The estimated fair values of the New Term Loans and the Notes are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

Note 19. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2017 and 2016.

	December 31,
	2017	2016
Environmental remediation (1)	$187	$208
Employee-related costs (2)	123	113
Employee separation costs	—	3
Accrued litigation (1)	48	53
Asset retirement obligations (1)	43	41
Deferred revenue	6	5
Miscellaneous (3)	68	101
Total other liabilities	$475	$524
(1)	The Company’s accrued environmental remediation, accrued litigation, and asset retirement obligations liabilities are discussed further in Note 20.
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $52 and $78 at December 31, 2017 and 2016, respectively.

Note 20. Commitments and Contingent Liabilities

Guarantees

Obligations of Equity Affiliates and Others

Chemours has directly guaranteed certain obligations of its equity affiliates and customers. At December 31, 2017 and 2016, Chemours had directly guaranteed $2 and less than $1 of such obligations, respectively. These guarantees represent the maximum potential amount of future undiscounted payments that Chemours could be required to make under the guarantees in the event of default by the guaranteed parties. No amounts were accrued at December 31, 2017 and 2016.

Chemours assesses payment and performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned either (i) based on the external credit rating of the counterparty, or (ii) through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.

Operating Leases

Chemours uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $59, $52, $38, $33, and $37 for the years ended December 31, 2018, 2019, 2020, 2021, and 2022, respectively, and $268 for the years thereafter. Net rental expense under the Company’s operating leases was $76, $68, and $83 for the years ended December 31, 2017, 2016, and 2015, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Asset Retirement Obligations

Chemours has recorded asset retirement obligations, which are inclusive of costs related to closure, reclamation, and removal for mining operations in the production of TiO2 in the Titanium Technologies segment; cap, cover, and post-closure maintenance of landfills in all segments; and shipment and disposal of stored waste in all segments.

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Balance at January 1,	$43	$42
Accretion expense	6	2
Settlements and payments	(1)	(1)
Balance at December 31,	$48	$43

Current portion	$5	$2
Non-current portion	43	41

Litigation

In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the Separation, is subject to or required under the Separation-related agreements executed prior to the Separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of Chemours’ business including product liability, intellectual property, commercial, environmental, and antitrust lawsuits. It is not possible to predict the outcomes of these various proceedings. Except for the litigation specific to PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) and GenX and other perfluorinated and polyfluorinated compounds for which separate assessments are provided below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours’ consolidated financial position, results of operations, or liquidity. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

Asbestos

In the Separation, DuPont assigned its asbestos docket to Chemours. At December 31, 2017 and 2016, there were approximately 1,600 and 1,900 lawsuits pending, respectively, against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At December 31, 2017 and 2016, Chemours had an accrual of $38 and $41 related to this matter, respectively. Chemours reviews this estimate and related assumptions quarterly.

Benzene

In the Separation, DuPont assigned its benzene docket to Chemours. As of December 31, 2017 and 2016, there were 17 and 27 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015. Plaintiffs alleged that Mr. Hood’s Acute Myelogenous Leukemia was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers, and thinners contained benzene that could cause cancer or leukemia. The jury found in the plaintiffs’ favor, awarding $6.9 in compensatory damages and $1.5 in punitive damages. In March 2016, acting on the Company’s motion, the court struck the punitive award. Through DuPont, Chemours has filed an appeal on the remaining award based upon substantial errors made at the trial court level. Plaintiffs filed a cross appeal.

Management believes that a loss is reasonably possible related to these matters; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

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

Chemours recorded accruals of $14 and $349 related to the PFOA matters discussed below at December 31, 2017 and 2016, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded an accrual of $335 at December 31, 2016, which was paid in installments of $15 and $320 during the second and third quarters of 2017, respectively.

These accruals also include charges related to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (EPA) and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national health advisory. A provisional health advisory level was set by the EPA in 2009 at 0.4 parts per billion (ppb) that includes PFOA in drinking water. In May 2016, the EPA announced a health advisory level of 0.07 ppb that includes PFOA in drinking water. As a result, Chemours recorded an additional $4 in the second quarter of 2016 based on management’s best estimate of the impact of the new health advisory level on the Company’s obligations to the EPA, which have expanded the testing and water supply commitments previously established. Based on prior testing, the Company has initiated additional testing and treatment in certain additional locations in and around the Chambers Works and Washington Works plants. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

In February 2018, the State of Ohio initiated litigation against DuPont regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and seeks damages including remediation and other costs and punitive damages. This action is in its early stages and it is not possible at this point to predict the timing, course, or outcome.

Drinking Water Actions

In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project. DuPont funded a series of health studies which were completed in October 2012 by an independent science panel of experts (C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease. The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, DuPont put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed Director of Medical Monitoring established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing and associated payments to service providers are being disbursed from the escrow account. As of December 31, 2017, less than $1 has been disbursed from the escrow account related to medical monitoring. While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of December 31, 2017.

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

Settlement of MDL between DuPont and MDL Plaintiffs

In March 2017, DuPont entered into an agreement with the MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (MDL Settlement). The total settlement amount is $670.7 in cash, with half paid by Chemours and half paid by DuPont. DuPont’s payment was not subject to indemnification or reimbursement by Chemours, and Chemours accrued $335 associated with this matter at December 31, 2016. In exchange for payment of the total settlement amount, DuPont and Chemours received a complete release of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. As of September 30, 2017, Chemours had paid the full $335 accrued under the MDL Settlement.

Settlement between DuPont and Chemours Related to MDL

DuPont and Chemours agreed to a limited sharing of potential future PFOA costs (indemnifiable losses, as defined in the separation agreement between DuPont and Chemours) for a period of five years. During that five-year period, Chemours will annually pay future PFOA costs up to $25 and, if such amount is exceeded, DuPont will pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess costs under the terms of the separation agreement. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the separation agreement will continue unchanged. Chemours has also agreed that it will not contest its indemnification obligations to DuPont under the separation agreement for PFOA costs on the basis of ostensible defenses generally applicable to the indemnification provisions under the separation agreement, including defenses relating to punitive damages, fines or penalties, or attorneys’ fees, and waives any such defenses with respect to PFOA costs. Chemours has, however, retained other defenses, including as to whether any particular PFOA claim is within the scope of the indemnification provisions of the separation agreement.

Post-MDL Settlement Injury Matters

There are a few plaintiffs who declined to participate in the MDL Settlement. The Company expects that these matters will be dismissed.

The MDL Settlement does not resolve PFOA personal-injury claims of plaintiffs who did not have cases or claims in the MDL or personal-injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, personal-injury cases have been filed in West Virginia, Ohio, and New York courts. The New York matters, which are not part of the Leach class, are brought by three individual plaintiffs alleging negligence and other claims in the release of perfluorinated compounds, including PFOA, into drinking water, and seeking compensatory and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York.

Management believes that the probability of loss is reasonably possible but not estimable at this time due to various reasons including, among others, that the proceedings are in early stages and there are significant factual issues to be resolved.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Centre Water

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed suit against numerous carpet manufacturers located in Dalton, Georgia and suppliers and former suppliers, including DuPont, in Alabama state court. The complaint alleges negligence, nuisance, and trespass in the release of perfluorinated compounds, including PFOA, into a river leading to the town’s water source, and seeks compensatory and punitive damages. Management believes that the probability of loss is remote.

PFOA Summary

Chemours accrued $335 associated with the MDL Settlement at December 31, 2016, of which all $335 had been paid as of December 31, 2017. There could be additional lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA, or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

U.S. Smelter and Lead Refinery, Inc.

Six lawsuits, including one putative class action, are pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Five of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and damages under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund). At Separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. DuPont has requested that Chemours defend and indemnify it, and Chemours has agreed to do so under a reservation of rights. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

GenX and Other Perfluorinated and Polyfluorinated Compounds

As reported in the press and noted in public statements by the Company, governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer) and perfluorinated and polyfluorinated compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River, groundwater, and air. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. The Company has commenced capturing and separately disposing process wastewater from the Fayetteville facility and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities, including responding to three federal grand jury subpoenas.

In September 2017, the North Carolina Department of Environmental Quality (NC DEQ) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief including abatement and site correction. A partial consent order was entered partially resolving the State’s action in return for the Company’s agreement to continue and supplement the voluntary wastewater-disposal measures it had previously commenced and to provide certain information. In November 2017, NC DEQ informed the Company that it was suspending the process wastewater discharge permit for the Fayetteville facility. The Company thereafter commenced the capture and separate disposal of all process wastewater from the Fayetteville facility related to the Company’s own operations. The Company is continuing to cooperate with and discuss these matters with the State and NC DEQ, including as to issues raised by the State and NC DEQ relating to groundwater deposition and air emissions. It is possible that issues relating to groundwater deposition and/or air emissions could result in further litigation or regulatory demands with regard to the Fayetteville facility.

Civil actions have been filed against the Company and DuPont in North Carolina federal court relating to discharges from the Fayetteville site, including a consolidated action brought by water systems seeking damages and injunctive relief, and a consolidated purported class action seeking medical monitoring and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges. The Company believes it has valid defenses to such litigation including that the discharges did not impact the safety of drinking water or cause any damages or injury.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

As these issues are in their early stages, however, it is not possible at this point to predict the timing, course, or outcome of the governmental and regulatory inquiries, the notice issued by NC DEQ, the action brought by North Carolina, and the other litigation, and it is possible that these matters could materially affect the Company’s results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Environmental

Chemours, by virtue of its status as a subsidiary of DuPont prior to the Separation, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Much of this liability results from CERCLA, the Resource Conservation and Recovery Act and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

At December 31, 2017 and 2016, the consolidated balance sheets included a liability relating to these matters of $253 and $278, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (OM&M) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the Separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $510 above the amount accrued at December 31, 2017.

For the years ended December 31, 2017, 2016, and 2015, Chemours incurred environmental remediation expenses of $48, $44, and $38, respectively.

Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the Company’s financial position, results of operations, or cash flows in any given year, as such obligation can be satisfied or settled over many years.

Note 21. Equity

Share Repurchase Program

On November 30, 2017, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $500, plus any associated fees or costs in connection with the Company’s share repurchase activity. Under the share repurchase program, shares of Chemours’ common stock may be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s share repurchase program became effective on November 30, 2017 and continues through its expiration on December 31, 2020. The program may be suspended or discontinued at any time. All common shares purchased under the share repurchase program are held as treasury stock and are accounted for using the cost method.

As of December 31, 2017, the Company purchased 2,386,406 shares of Chemours’ issued and outstanding common stock under the share repurchase program, which amounted to $116 at an average share price of $48.81 per share. Of the 2,386,406 shares purchased by Chemours, 206,106 shares amounting to $10 settled subsequent to December 31, 2017. All common shares purchased were part of the Company’s share repurchase program, which was announced to the public on December 1, 2017. The aggregate amount of Chemours’ common stock that remains available for purchase under the share repurchase program at December 31, 2017 is $384.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Dividends Payable

On November 30, 2017, the Company’s board of directors declared a cash dividend of $0.17 per share, payable to the record holders of Chemours’ issued and outstanding common stock as of the close of business on February 15, 2018. This dividend will be paid on March 15, 2018, and accordingly, the Company has accrued a dividend payable amounting to $31 at December 31, 2017.

Note 22. Financial Instruments

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

Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to the non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flows hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on its consolidated balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occurred.

At December 31, 2017, there were no forward exchange currency contracts outstanding, and at December 31, 2016, there were 45 forward exchange currency contracts outstanding with an aggregate gross notional value of $518. Chemours recognized a net gain of $4 for the year ended December 31, 2017, a net loss of $15 for the year ended December 31, 2016, and a net gain of $42 for the year ended December 31, 2015, which are recorded in other income, net in the consolidated statements of operations.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its Euro Notes and, beginning in April 2017, also designated its new Euro Term Loan as a hedge of its net investments in certain of its international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Chemours uses the spot method to measure the effectiveness of its net investment hedge. For each reporting period, the change in the carrying value of the Euro Notes and the Euro Term Loan due to remeasurement of the effective portion are reported in accumulated other comprehensive loss on the consolidated balance sheets, and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the consolidated statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. Chemours did not record any ineffectiveness for the years ended December 31, 2017, 2016, or 2015. The Company recognized pre-tax losses of $86 and pre-tax gains of $14 and $8 on its net investment hedges within accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of Chemours’ derivative assets and liabilities, and their level within the fair value hierarchy, at December 31, 2017 and 2016.

		Fair Value Using Level 2 Inputs
		December 31,
	Balance Sheet Location	2017	2016
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable - trade, net	$—	$2
Total asset derivatives		$—	$2

Liability derivatives:
Foreign currency forward contracts	Other accrued liabilities	$—	$4
Total liability derivatives		$—	$4

The Company’s foreign currency forward contracts are classified as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data, and are subjected to tolerance and/or quality checks.

Note 23. Long-term Employee Benefits

Plans Covering Employees in the U.S.

Chemours sponsors a variety of employee benefit plans, which cover substantially all U.S. employees. Prior to July 1, 2015, U.S. employees generally participated in DuPont’s primary pension plan, the Retirement Savings Plan (RSP), and certain other long-term employee benefit plans. In conjunction with the Separation on July 1, 2015, Chemours’ employees stopped participating in DuPont’s plans and became participants in newly-established Chemours plans. DuPont retained all liabilities related to its U.S. plans following the Separation.

On July 1, 2015, Chemours established a defined contribution plan, similar in design to DuPont’s RSP, which covered all eligible U.S. employees. The purpose of the plan is to encourage employees to save for their future retirement needs. The plan is a tax-qualified contributory profit-sharing plan, with cash or deferred arrangement, and any eligible employee of Chemours may participate. Chemours matches 100% of the first 6% of the employee’s contribution election, and the plan’s matching contributions vest immediately upon contribution. Chemours may also provide an additional discretionary retirement savings contribution to eligible employees’ compensation. The amount of this contribution, if any, is at the sole discretion of the Company, and the discretionary contribution vests for employees with at least three years of service. From time to time, Chemours provides additional discretionary retirement savings contributions to eligible employees’ compensation.

In lieu of a defined benefit plan, Chemours provides an enhanced 401(k) contribution for employees who previously participated in DuPont’s pension plan. The enhanced benefits consist of an additional contribution of 1% to 7% of the employee’s eligible compensation, depending upon the employee’s length of service with DuPont at the time of separation. The plan will continue until 2019, subject to early termination.

Plans Covering Employees Outside the U.S.

Pension coverage for employees of Chemours’ non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans established after the Separation and comparable to the DuPont plans in those countries. Obligations under such plans are either funded by depositing funds with trustees, covered by insurance contracts, or unfunded.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Participation in the Plans

Prior to July 1, 2015, Chemours participated in DuPont’s U.S. and non-U.S. plans (excluding plans in the Netherlands and Taiwan) as though they were participants in a multi-employer plan with the other businesses of DuPont.

The following table sets forth the multi-employer pension expense allocated by DuPont to Chemours for the plans in which Chemours participated prior to the Separation. The allocation of cost was based on active employee headcount and is included in the consolidated statements of operations. These amounts do not represent cash payments to DuPont or DuPont’s plans.

	EIN / Pension	Year Ended December 31,
Plan Name	Number	2017	2016	2015
DuPont Pension and Retirement Plan (U.S.)	51-0014090/001	$—	$—	$48
All other U.S. and non-U.S. Plans		—	—	5

Single and Multi-employer Plans

Beginning in the first quarter of 2015, Chemours has accounted for the plans covering its employees in the Netherlands and Taiwan as a multi-employer plan and a single-employer plan, respectively. In the third quarter of 2015, in connection with the Separation, additional plans in Germany, Belgium, Japan, Korea, Mexico, and Switzerland were established. As of December 31, 2015, these plans were all accounted for as single-employer plans. Starting in 2017, DuPont exited the Netherlands plan, and the Company began accounting for the Netherlands plan as a single-employer plan.

The following table sets forth the Company’s net periodic pension income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Net periodic pension cost (income):
Service cost	$16	$14	$16
Interest cost	16	19	19
Expected return on plan assets	(75)	(63)	(83)
Amortization of actuarial loss	22	23	16
Amortization of prior service (credit) cost	(2)	(1)	4
Curtailment gain	—	(2)	—
Settlement loss	1	5	—
Net periodic pension income	(22)	(5)	(28)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	(24)	17	11
Amortization of actuarial loss	(24)	(28)	(16)
Prior service credit	—	—	(24)
Amortization of prior service credit (cost)	2	3	(4)
Effect of foreign exchange rates	38	(15)	(33)
Benefit recognized in other comprehensive income (loss)	(8)	(23)	(66)
Total net periodic pension income and benefit recognized in other comprehensive income (loss)	$(30)	$(28)	$(94)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Net loss	$329	$336	$363
Prior service credit	(11)	(11)	(16)
Total amount recognized in accumulated other comprehensive loss	$318	$325	$347

The estimated pre-tax net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost (income) during 2018 are $14 and $2, respectively.

The following table sets forth summarized information on the Company’s pension plans at December 31, 2017 and 2016.

	December 31,
	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,105	$1,103
Service cost	16	14
Interest cost	16	19
Plan participants’ contributions	2	2
Actuarial (gain) loss	(39)	69
Benefits paid	(53)	(36)
Plan Amendments	(1)	—
Curtailments	—	(3)
Settlements and transfers	(3)	(12)
Other events	(4)	(2)
Currency translation	138	(49)
Benefit obligation at end of year	1,177	1,105
Change in plan assets:
Fair value of plan assets at beginning of year	1,169	1,137
Actual return on plan assets	60	113
Employer contributions	38	16
Plan participants’ contributions	2	2
Benefits paid	(53)	(36)
Settlements and transfers	(3)	(12)
Other events	(3)	—
Currency translation	153	(51)
Fair value of plan assets at end of year	1,363	1,169
Total funded status at end of year	$186	$64

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2017 and 2016.

	December 31,
	2017	2016
Non-current assets	$258	$159
Current liabilities	(1)	(1)
Non-current liabilities	(71)	(94)
Total net amount recognized	$186	$64

The accumulated benefit obligation for all pension plans was $1,112 and $1,042 as of December 31, 2017 and 2016, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2017 and 2016.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2017	2016
Projected benefit obligation	$178	$183
Accumulated benefit obligation	149	152
Fair value of plan assets	106	87

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2017	2016
Projected benefit obligation	$178	$179
Accumulated benefit obligation	149	151
Fair value of plan assets	106	84

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high quality, fixed income instruments provided by the plan’s actuary as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2017 and 2016.

	December 31,
Weighted average assumptions used to determine benefit obligations	2017	2016
Discount rate	1.9%	1.8%
Rate of compensation increase (1)	2.5%	2.5%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

	December 31,
Weighted average assumptions used to determine net benefit cost	2017	2016
Discount rate	1.8%	2.4%
Rate of compensation increase (1)	2.5%	2.5%
Expected return on plan assets	5.7%	5.7%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2017 and 2016.

	December 31,
	2017	2016
Cash and cash equivalents	4.8%	2.5%
U.S. and non-U.S. equity securities	42.6%	41.6%
Fixed income securities	52.6%	55.9%
Total weighted-average target allocation	100.0%	100.0%

Fixed income securities include corporate-issued, government-issued, and asset-backed securities. Corporate debt investments encompass a range of credit risk and industry diversification.

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

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2017 and 2016.

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$505	$1	$504
Debt - corporate issued	144	24	120
Debt - asset backed	40	—	40
U.S. and non-U.S. equities	581	295	286
Derivatives - asset position	8	2	6
Derivatives - liability position	(1)	—	(1)
Cash and cash equivalents	65	65	—
Other	14	11	3
Total pension assets before pension receivables	1,356	$398	$958
Pension trust receivables, net (1)	7
Total pension assets	$1,363
(1)	Receivables are primarily for investment income earned but not yet received.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$433	$8	$425
Debt - corporate issued	142	76	66
Debt - asset backed	42	25	17
U.S. and non-U.S. equities	502	28	474
Derivatives - asset position	3	—	3
Derivatives - liability position	(32)	—	(32)
Cash and cash equivalents	77	77	—
Other	7	—	7
Total pension assets before pension payables	1,174	$214	$960
Pension trust payables, net (1)	(5)
Total pension assets	$1,169
(1)	Payables are primarily for investment securities purchased.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

For pension plan assets classified as Level 1 instruments within the fair value hierarchy, total fair value is either the price of the most recent trade at the time of the market close or the official close price, as defined by the exchange on which the asset is most actively traded on the last trading day of the period, multiplied by the number of units held without consideration of transaction costs.

For pension plan assets classified as Level 2 instruments within the fair value hierarchy, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established, recognized vendors of market data and subjected to tolerance and/or quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources.

Cash Flows

Defined Benefit Plan

For the years ended December 31, 2017 and 2016, Chemours contributed $38 and $16, respectively, to its defined benefit plans. DuPont contributed, on behalf of Chemours, $38 to its pension and other long-term benefit plans during the first half of 2015. Chemours contributed $8 to its pension plans during 2015.

Of the contributions made in 2017, $10 relates to the settlement of the U.S. Pension Restoration Plan (U.S. PRP), which was a supplemental pension plan for certain U.S. employees. The liability associated with the U.S. PRP was transferred to Chemours from DuPont at the Separation Date, at which point the plan ceased accepting new participants. In October 2017, the Company made a cash payment of $10 to settle the remaining liability attributable to the remaining participants in the U.S. PRP.

Chemours expects to contribute $15 to its pension plans in 2018.

The following table sets forth the benefit payments that are expected to be paid by the Company over the next five years and the five years thereafter as of December 31, 2017.

2018	$45
2019	47
2020	48
2021	47
2022	48
2023 to 2027	262

Defined Contribution Plan

DuPont contributed, on behalf of Chemours, $26 to its defined contribution plans during the first half of 2015. From July 1 to December 31, 2015, Chemours contributed $28 to its defined contribution plan. For the years ended December 31, 2016 and 2017, Chemours contributed $44 and $45, respectively, to its defined contribution plan.

Note 24. Stock-based Compensation

Total stock-based compensation cost included in the consolidated statements of operations was $29, $20, and $17 for the years ended December 31, 2017, 2016, and 2015, respectively. The income tax provision for the year ended December 31, 2017 is inclusive of $22 in federal and state income tax benefits from windfalls on share-based payments due to the Company’s adoption of ASU No. 2016-09 during 2017.

Stock-based compensation expense prior to the Separation on July 1, 2015 was allocated to Chemours based on the portion of DuPont’s incentive stock program in which Chemours’ employees participated.

Adopted at the Separation, The Chemours Company Equity and Incentive Plan (Prior Plan) provided for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, RSUs, and PSUs. The Prior Plan had a maximum shares reserve of 13,500,000 for the grant of equity awards plus the number of shares of converted awards, as discussed below. As of December 31, 2016, 7,806,040 shares of the Prior Plan were still available for grants.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

In accordance with the employee matters agreement between DuPont and Chemours, certain executives and employees were entitled to receive equity compensation awards of Chemours in replacement of previously outstanding awards granted under various DuPont stock incentive plans prior to the Separation. In connection with the Separation, these awards were converted into new Chemours equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Separation Date. At the date of conversion, the total intrinsic value of the converted options was $18. As a result of the conversion of these awards, the Company recorded a $3 incremental charge in the third quarter of 2015. The terms and conditions of the DuPont awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards were unchanged by the conversion.

On April 26, 2017, Chemours’ stockholders approved The Chemours Company 2017 Equity and Incentive Plan (2017 Plan), which replaces the Prior Plan in providing for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, RSUs, and PSUs. As a result, no further grants will be made under the Prior Plan.

A total of 19,000,000 shares of the Company’s common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan. At December 31, 2017, 17,677,641 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation Committee determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually.

Stock Options

In connection with the Separation from DuPont, Chemours granted non-qualified stock options to certain employees in July 2015, which represented replacement of previously granted performance stock unit awards at DuPont. The July 2015 grant will cliff vest March 1, 2018 and expire 10 years from the date of grant. Other than those options, Chemours’ expense for the year ended December 31, 2015 was entirely related to options granted to replace outstanding option awards from DuPont that were converted to Chemours’ options on July 1, 2015.

During 2016 and 2017, Chemours granted non-qualified stock options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant.

The following table sets forth the weighted-average assumptions used to determine expense related to stock option awards granted during the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.14%	1.46%	1.50%
Expected term (years)	6.00	6.00	5.40
Volatility	44.49%	60.00%	42.00%
Dividend yield	0.35%	2.14%	6.90%
Fair value per stock option	$15.21	$3.41	$3.17

The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the average volatility of peer companies adjusted for the Company’s debt leverage. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. The expected life is determined using a simplified approach, calculated as the mid-point between the graded vesting period and the contractual life of the award.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth Chemours’ stock option activity for the year ended December 31, 2017.

	Number of Shares (in thousands)	Weighted-average Exercise Price (per share)	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2016	7,969	$13.72	5.08	$66,668
Granted	878	34.84
Exercised	(2,173)	14.36
Forfeited	(47)	20.55
Expired	(30)	12.29
Outstanding, December 31, 2017	6,597	$15.72	5.11	$226,524
Exercisable, December 31, 2017	3,599	$14.00	3.46	$129,800

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at quarter-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2017 and 2016 amounted to $49 and $9, respectively. The total intrinsic value of all options exercised for the year ended December 31, 2015 was insignificant.

At December 31, 2017, $6 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.00 years.

Restricted Stock Units

In the years following the Separation, as well as at the time of Separation in accordance with the employee matters agreement, Chemours granted RSUs to key management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs primarily include awards without a performance condition, as well as a small subset of awards for which specific levels of cost savings and revenue enhancements must be achieved for vesting to occur. The following table sets forth non-vested RSUs, both with and without a performance condition, at December 31, 2017.

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	2,316	$11.23
Granted	214	36.68
Vested	(1,316)	11.46
Forfeited	(49)	14.27
Non-vested, December 31, 2017	1,165	$15.34

At December 31, 2017, there was $5 of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted average period of 0.57 years.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Performance Share Units

Beginning in 2016, Chemours issued PSUs to key senior management employees which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2017.

	Number of Shares (in thousands)	Weighted-average Grant Date Fair Value (per share)
Non-vested, December 31, 2016	803	$6.10
Granted	211	40.30
Vested	—	—
Forfeited	(27)	16.62
Non-vested, December 31, 2017	987	$12.94

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2017 was $40.30. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over four equally weighted measurement periods, three of which are annual and one of which is cumulative. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

At December 31, 2017, based on the Company’s assessment of its performance goals for 2016 and 2017, approximately 700,000 additional shares may be awarded under the 2016 and 2017 grant awards.

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (ESPP), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with four purchase periods beginning and ending on the calendar quarters within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. In January 2018, the Company executed an open market transaction to purchase Company stock on behalf of ESPP participants. Total purchases amounted to less than $1, which was used to purchase 11,894 shares.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 25. Geographic and Segment Information

Geographic Information

	Year Ended December 31,
	2017		2016		2015
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,255	$2,018	$2,288	$1,861	$2,570	$2,184
Asia Pacific	1,593	131	1,315	129	1,393	136
Europe, the Middle East, and Africa	1,506	302	1,081	278	977	308
Latin America (2)	829	557	716	516	777	549
Total net sales and property, plant, and equipment, net	$6,183	$3,008	$5,400	$2,784	$5,717	$3,177
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

Segment Information

Chemours’ operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments. Chemours’ reportable segments are: Titanium Technologies, Fluoroproducts and Chemical Solutions. The Titanium Technologies segment is a leading, global producer of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrials, and consumer applications. Corporate costs and certain legal and environmental expenses that are not allocated to the reportable segments and foreign exchange gains and losses are reflected in Corporate and Other.

Segment sales include transfers to another reportable segment. Certain products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. These product transfers were limited and were not significant for each of the periods presented. Depreciation and amortization includes depreciation on R&D facilities and amortization of other intangible assets, excluding write-down of assets. Segment net assets include net working capital, net property, plant, and equipment, and other non-current operating assets and liabilities of the segment. This is the measure of segment assets reviewed by the Company’s Chief Operating Decision Maker (CODM).

Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) is the primary measure of segment profitability used by the CODM and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related charges, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments as of, and for the years ended December 31, 2017, 2016, and 2015.

Year Ended December 31,	Titanium Technologies	Fluoroproducts	Chemical Solutions	Corporate and Other	Total
2017
Net sales to external customers	$2,958	$2,654	$571	$—	$6,183
Adjusted EBITDA	862	669	57	(166)	1,422
Depreciation and amortization	118	109	18	28	273
Equity in earnings of affiliates	—	33	—	—	33
Net assets	1,785	1,842	460	(3,222)	865
Investments in affiliates	—	173	—	—	173
Purchases of property, plant, and equipment	65	249	65	32	411

2016
Net sales to external customers	$2,364	$2,264	$772	$—	$5,400
Adjusted EBITDA	466	445	39	(128)	822
Depreciation and amortization	119	101	30	34	284
Equity in earnings of affiliates	—	26	—	3	29
Net assets	1,513	1,400	292	(3,101)	104
Investments in affiliates	—	116	—	20	136
Purchases of property, plant, and equipment	105	120	104	9	338

2015
Net sales to external customers	$2,392	$2,230	$1,095	$—	$5,717
Adjusted EBITDA	326	300	29	(82)	573
Depreciation and amortization	125	88	52	2	267
Equity in earnings of affiliates	—	21	—	1	22
Net assets	1,659	1,567	839	(3,935)	130
Investments in affiliates	—	127	—	9	136
Purchases of property, plant, and equipment	255	142	117	5	519

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the years ended December 31, 2017, 2016, and 2015.

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes	$912	$(11)	$(188)
Interest expense, net	215	213	132
Depreciation and amortization	273	284	267
Non-operating pension and other post-retirement employee benefit income	(34)	(20)	(3)
Exchange (gains) losses	(3)	57	(19)
Restructuring charges	57	51	285
Asset-related charges (1)	3	124	73
(Gain) loss on sale of assets and businesses (2)	(22)	(254)	9
Transaction costs (3)	3	19	9
Legal and other charges (4)	18	359	8
Adjusted EBITDA	$1,422	$822	$573
(1)

The year ended December 31, 2016 includes pre-tax impairment charges of $13 and $58 associated with the sales of the Company’s corporate headquarters building located in Wilmington, Delaware and Sulfur business, respectively, and $48 in pre-tax impairment charges associated with the Company’s aniline facility in Pascagoula, Mississippi, as well as certain other asset write-offs. The year ended December 31, 2015 includes pre-tax impairment charges of $45 associated with the Company’s RMS facility in Niagara Falls, New York, and $25 of goodwill impairment charges associated with its Sulfur business.

(2)

The year ended December 31, 2017 includes gains of $13 and $12 associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and for the sale of its Edge Moor, Delaware plant site, respectively, net of certain losses on other disposals. The year ended December 31, 2016 includes gains of $169 and $89 associated with the sales of the Company’s C&D business and its aniline facility in Beaumont, Texas, respectively.

(3)

Includes accounting, legal, and bankers’ transaction fees incurred related to the Company’s strategic initiatives, which includes pre-sale transaction costs incurred in connection with the sales of the C&D and Sulfur businesses during 2016.

(4)

Includes litigation settlements, water treatment accruals, lease termination charges, and other expenses. The year ended December 31, 2016 includes $335 in litigation accruals associated with the PFOA MDL Settlement.

The Company’s net sales to external customers by product group for the years ended December 31, 2017, 2016, and 2015 are set forth in the following table.

	Year Ended December 31,
	2017	2016	2015
Titanium dioxide	$2,958	$2,364	$2,392
Fluorochemicals	1,378	1,093	984
Fluoropolymers	1,276	1,171	1,246
Mining solutions	261	262	301
Performance chemicals and intermediates	306	298	363
Divested business (1)	4	212	431
Total net sales to external customers	$6,183	$5,400	$5,717
(1)	Inclusive of the Company’s C&D and Sulfur businesses, as well as its aniline facility in Beaumont, Texas, which were all sold in 2016.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 26. Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2017, 2016, and 2015.

	Currency Translation Adjustment	Net Investment Hedge	Employee Benefits	Total
Balance at January 1, 2015	$19	$—	$—	$19
Assumption and establishment of pension plans, net	—	—	(311)	(311)
Other comprehensive (loss) income	(304)	8	52	(244)
Balance at December 31, 2015	(285)	8	(259)	(536)
Other comprehensive (loss) income	(73)	14	18	(41)
Balance at December 31, 2016	(358)	22	(241)	(577)
Other comprehensive income (loss)	200	(62)	(3)	135
Balance at December 31, 2017	$(158)	$(40)	$(244)	$(442)

Note 27. Subsequent Event

In connection with Chemours’ share repurchase program, the Company purchased an additional $34 of its issued and outstanding common stock in January 2018.

Note 28. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s quarterly results of operations for the years ended December 31, 2017 and 2016.

	For the Three Months Ended
2017	March 31,	June 30,	September 30,	December 31,	Full Year (1),
Net sales	$1,437	$1,588	$1,584	$1,575	$6,183
Cost of goods sold	1,079	1,147	1,117	1,087	4,429
Income before income taxes	173	225	250	264	912
Net income	151	161	207	228	747
Net income attributable to Chemours	150	161	207	228	746
Basic earnings per share of common stock	0.82	0.87	1.12	1.23	4.04
Diluted earnings per share of common stock	0.79	0.84	1.08	1.19	3.91

	For the Three Months Ended
2016	March 31,	June 30,	September 30,	December 31,	Full Year (1),
Net sales	$1,297	$1,383	$1,398	$1,322	$5,400
Cost of goods sold	1,095	1,116	1,056	1,024	4,290
Income (loss) before income taxes	70	(41)	234	(273)	(11)
Net income (loss)	51	(18)	204	(230)	7
Net income (loss) attributable to Chemours	51	(18)	204	(230)	7
Basic earnings (loss) per share of common stock	0.28	(0.10)	1.12	(1.26)	0.04
Diluted earnings (loss) per share of common stock	0.28	(0.10)	1.11	(1.26)	0.04
(1)	Individual quarters may not sum to full year amounts due to rounding.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Note 29. Guarantor Condensed Consolidating Financial Information

The following guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the issuance of the Notes by The Chemours Company (Parent Issuer). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain subsidiaries (together, the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, the Non-Guarantor Subsidiaries). The Guarantor Subsidiaries, excluding the Parent Issuer, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the consolidating statements of comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015;
•	the consolidating balance sheets at December 31, 2017 and 2016; and,
•	the consolidating statements of cash flows for the years ended December 31, 2017, 2016, and 2015.

Consistent with the discussion in Note 2, Chemours did not operate as a separate, stand-alone entity for all periods included within these condensed consolidating financial statements. Prior to the Separation on July 1, 2015, Chemours’ operations were included in DuPont’s financial results in different legal forms, including, but not limited to, wholly-owned subsidiaries for which Chemours was the sole business, components of legal entities in which Chemours operated in conjunction with other DuPont businesses, and a majority-owned joint venture. For periods prior to July 1, 2015, the condensed consolidating financial information has been prepared from DuPont’s historical accounting records and is presented on a stand-alone basis as if Chemours’ operations had been conducted independently from DuPont.

The condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of its subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information included herein should be read in conjunction with the consolidated financial statements presented and the related notes.

As discussed in Note 7, the Company entered into a stock and asset purchase agreement with Lanxess, pursuant to which Lanxess acquired the Company’s C&D business which comprise certain assets and subsidiaries of the Company, including International Dioxide, Inc., which was a guarantor subsidiary.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,887	$4,030	$(1,734)	$6,183
Cost of goods sold	—	3,084	3,036	(1,691)	4,429
Gross profit	—	803	994	(43)	1,754
Selling, general, and administrative expense	36	449	155	(38)	602
Research and development expense	—	74	6	—	80
Restructuring and asset-related charges, net	—	56	1	—	57
Total expenses	36	579	162	(38)	739
Equity in earnings of affiliates	—	—	33	—	33
Equity in earnings of subsidiaries	849	—	—	(849)	—
Interest (expense) income, net	(221)	3	3	—	(215)
Intercompany interest income (expense), net	64	—	(64)	—	—
Other income (expense), net	29	139	(55)	(34)	79
Income before income taxes	685	366	749	(888)	912
(Benefit from) provision for income taxes	(62)	117	114	(4)	165
Net income	747	249	635	(884)	747
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$747	$249	$634	$(884)	$746
Comprehensive income attributable to Chemours	$881	$253	$828	$(1,081)	$881

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,749	$3,222	$(1,571)	$5,400
Cost of goods sold	—	3,218	2,615	(1,543)	4,290
Gross profit	—	531	607	(28)	1,110
Selling, general, and administrative expense	21	794	139	(20)	934
Research and development expense	—	77	3	—	80
Restructuring and asset-related charges, net	—	168	2	—	170
Total expenses	21	1,039	144	(20)	1,184
Equity in earnings of affiliates	—	4	25	—	29
Equity in earnings of subsidiaries	100	—	—	(100)	—
Interest (expense) income, net	(211)	(3)	1	—	(213)
Intercompany interest income (expense), net	60	4	(64)	—	—
Other income, net	20	193	54	(20)	247
(Loss) income before income taxes	(52)	(310)	479	(128)	(11)
(Benefit from) provision for income taxes	(59)	(52)	100	(7)	(18)
Net income (loss)	7	(258)	379	(121)	7
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$7	$(258)	$379	$(121)	$7
Comprehensive (loss) income attributable to Chemours	$(34)	$(255)	$321	$(66)	$(34)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$4,044	$3,269	$(1,596)	$5,717
Cost of goods sold	—	3,708	2,650	(1,596)	4,762
Gross profit	—	336	619	—	955
Selling, general, and administrative expense	15	426	204	(13)	632
Research and development expense	—	95	2	—	97
Restructuring and asset-related charges, net	—	295	38	—	333
Goodwill impairment	—	25	—	—	25
Total expenses	15	841	244	(13)	1,087
Equity in earnings of affiliates	—	1	21	—	22
Equity in earnings of subsidiaries	(47)	—	—	47	—
Interest expense, net	(131)	(1)	—	—	(132)
Intercompany interest income (expense), net	44	—	(44)	—	—
Other income (expense), net	13	92	(31)	(20)	54
(Loss) income before income taxes	(136)	(413)	321	40	(188)
(Benefit from) provision for income taxes	(46)	(89)	40	(3)	(98)
Net (loss) income	(90)	(324)	281	43	(90)
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net (loss) income attributable to Chemours	$(90)	$(324)	$281	$43	$(90)
Comprehensive (loss) income attributable to Chemours	$(334)	$(324)	$29	$295	$(334)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$761	$795	$—	$1,556
Accounts and notes receivable, net	—	308	611	—	919
Intercompany receivable	3	904	581	(1,488)	—
Inventories	—	394	631	(90)	935
Prepaid expenses and other	—	57	15	11	83
Total current assets	3	2,424	2,633	(1,567)	3,493
Property, plant, and equipment	—	6,449	2,062	—	8,511
Less: Accumulated depreciation	—	(4,438)	(1,065)	—	(5,503)
Property, plant, and equipment, net	—	2,011	997	—	3,008
Goodwill and other intangible assets, net	—	152	14	—	166
Investments in affiliates	—	—	173	—	173
Investment in subsidiaries	4,393	—	—	(4,393)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	23	115	328	(13)	453
Total assets	$5,569	$4,702	$4,145	$(7,123)	$7,293
Liabilities
Current liabilities:
Accounts payable	$31	$606	$438	$—	$1,075
Current maturities of long-term debt	15	—	—	—	15
Intercompany payable	542	581	365	(1,488)	—
Other accrued liabilities	34	343	181	—	558
Total current liabilities	622	1,530	984	(1,488)	1,648
Long-term debt, net	4,087	10	—	—	4,097
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	127	105	(24)	208
Other liabilities	—	388	87	—	475
Total liabilities	4,709	2,055	2,326	(2,662)	6,428
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	860	2,647	1,814	(4,461)	860
Non-controlling interests	—	—	5	—	5
Total equity	860	2,647	1,819	(4,461)	865
Total liabilities and equity	$5,569	$4,702	$4,145	$(7,123)	$7,293

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$224	$678	$—	$902
Accounts and notes receivable, net	—	299	508	—	807
Intercompany receivable	3	1,050	46	(1,099)	—
Inventories	—	341	476	(50)	767
Prepaid expenses and other	—	38	32	7	77
Total current assets	3	1,952	1,740	(1,142)	2,553
Property, plant, and equipment	—	6,136	1,861	—	7,997
Less: Accumulated depreciation	—	(4,285)	(928)	—	(5,213)
Property, plant, and equipment, net	—	1,851	933	—	2,784
Goodwill and other intangible assets, net	—	156	14	—	170
Investments in affiliates	—	—	136	—	136
Investment in subsidiaries	3,258	—	—	(3,258)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	13	178	226	—	417
Total assets	$4,424	$4,137	$3,049	$(5,550)	$6,060
Liabilities
Current liabilities:
Accounts payable	$—	$573	$311	$—	$884
Current maturities of long-term debt	15	—	—	—	15
Intercompany payable	762	46	291	(1,099)	—
Other accrued liabilities	21	718	133	—	872
Total current liabilities	798	1,337	735	(1,099)	1,771
Long-term debt, net	3,526	3	—	—	3,529
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	59	73	—	132
Other liabilities	—	428	96	—	524
Total liabilities	4,324	1,827	2,054	(2,249)	5,956
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	100	2,310	991	(3,301)	100
Non-controlling interests	—	—	4	—	4
Total equity	100	2,310	995	(3,301)	104
Total liabilities and equity	$4,424	$4,137	$3,049	$(5,550)	$6,060

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(133)	$603	$169	$—	$639
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(327)	(84)	—	(411)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	220	—	(220)	—
Foreign exchange contract settlements, net	—	2	—	—	2
Cash used for investing activities	—	(66)	(84)	(220)	(370)
Cash flows from financing activities
Intercompany short-term repayments, net	(220)	—	—	220	—
Proceeds from issuance of debt, net	495	—	—	—	495
Debt repayments	(27)	—	—	—	(27)
Payment of deferred financing fees	(6)	—	—	—	(6)
Purchases of treasury stock at cost	(106)	—	—	—	(106)
Proceeds from exercised stock options, net	31	—	—	—	31
Tax payments related to withholdings on vested restricted stock units	(12)	—	—	—	(12)
Payment of dividends	(22)	—	—	—	(22)
Cash provided by financing activities	133	—	—	220	353
Effect of exchange rate changes on cash and cash equivalents	—	—	32	—	32
Increase in cash and cash equivalents	—	537	117	—	654
Cash and cash equivalents at January 1,	—	224	678	—	902
Cash and cash equivalents at December 31,	$—	$761	$795	$—	$1,556

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(176)	$355	$415	$—	$594
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(233)	(105)	—	(338)
Proceeds from sales of assets and businesses, net	—	591	117	—	708
Intercompany investing activities	—	(560)	—	560	—
Investments in affiliates	—	—	(1)	—	(1)
Foreign exchange contract settlements, net	—	(12)	—	—	(12)
Cash (used for) provided by investing activities	—	(214)	11	560	357
Cash flows from financing activities
Intercompany short-term borrowings, net	560	—	—	(560)	—
Debt repayments	(369)	(12)	—	—	(381)
Payment of deferred financing fees	(4)	—	—	—	(4)
Proceeds from exercised stock options, net	11	—	—	—	11
Payment of dividends	(22)	—	—	—	(22)
Cash provided by (used for) financing activities	176	(12)	—	(560)	(396)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Increase in cash and cash equivalents	—	129	407	—	536
Cash and cash equivalents at January 1,	—	95	271	—	366
Cash and cash equivalents at December 31,	$—	$224	$678	$—	$902

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2015
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(119)	$171	$121	$9	$182
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(292)	(227)	—	(519)
Proceeds from sales of assets and businesses, net	—	6	6	—	12
Intercompany investing activities	—	(202)	—	202	—
Investments in affiliates	—	—	(32)	—	(32)
Foreign exchange contract settlements, net	—	42	—	—	42
Cash used for investing activities	—	(446)	(253)	202	(497)
Cash flows from financing activities
Intercompany short-term borrowings, net	202	—	—	(202)	—
Proceeds from issuance of debt, net	3,489	2	—	—	3,491
Debt repayments	(8)	(2)	—	—	(10)
Payment of deferred financing fees	(79)	—	—	—	(79)
Cash provided at Separation by DuPont	—	87	160	—	247
Net transfers (to) from DuPont	(3,380)	283	249	(9)	(2,857)
Payment of dividends	(105)	—	—	—	(105)
Cash provided by financing activities	119	370	409	(211)	687
Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)
Increase in cash and cash equivalents	—	95	271	—	366
Cash and cash equivalents at January 1,	—	—	—	—	—
Cash and cash equivalents at December 31,	$—	$95	$271	$—	$366