Form 10-Q
period 2018-03-31
Chemours Co
filed 2018-05-04
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 177,911,882 shares of common stock, $0.01 par value, outstanding at April 30, 2018.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,730	$1,437
Cost of goods sold	1,193	1,081
Gross profit	537	356
Selling, general, and administrative expense	143	150
Research and development expense	20	19
Restructuring, asset-related, and other charges, net	10	12
Total expenses	173	181
Equity in earnings of affiliates	12	7
Interest expense, net	(52)	(51)
Other income, net	57	42
Income before income taxes	381	173
Provision for income taxes	84	22
Net income	297	151
Less: Net income attributable to non-controlling interests	—	1
Net income attributable to Chemours	$297	$150

Per share data
Basic earnings per share of common stock	$1.63	$0.82
Diluted earnings per share of common stock	1.58	0.79
Dividends per share of common stock	—	0.03

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$381	$(84)	$297	$173	$(22)	$151
Other comprehensive (loss) income:
Unrealized loss on net investment hedge	(34)	8	(26)	(10)	—	(10)
Cumulative translation adjustment	108	—	108	103	—	103
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	(9)	—	(9)	(10)	2	(8)
Reclassifications to net income:
Amortization of actuarial loss	4	(1)	3	5	(1)	4
Defined benefit plans, net	(5)	(1)	(6)	(5)	1	(4)
Other comprehensive income	69	7	76	88	1	89
Comprehensive income	450	(77)	373	261	(21)	240
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1	—	1
Comprehensive income attributable to Chemours	$450	$(77)	$373	$260	$(21)	$239

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,434	$1,556
Accounts and notes receivable, net	1,083	919
Inventories	992	935
Prepaid expenses and other	75	83
Total current assets	3,584	3,493
Property, plant, and equipment	8,719	8,511
Less: Accumulated depreciation	(5,614)	(5,503)
Property, plant, and equipment, net	3,105	3,008
Goodwill and other intangible assets, net	165	166
Investments in affiliates	166	173
Other assets	464	453
Total assets	$7,484	$7,293
Liabilities
Current liabilities:
Accounts payable	$1,121	$1,075
Current maturities of long-term debt	14	15
Other accrued liabilities	487	558
Total current liabilities	1,622	1,648
Long-term debt, net	4,141	4,097
Deferred income taxes	244	208
Other liabilities	475	475
Total liabilities	6,482	6,428
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 185,903,112 shares issued and 178,537,554 shares outstanding at March 31, 2018; 185,343,034 shares issued and 182,956,628 shares outstanding at December 31, 2017)	2	2
Treasury stock at cost (7,365,558 shares at March 31, 2018; 2,386,406 shares at December 31, 2017)	(361)	(116)
Additional paid-in capital	846	837
Retained earnings	876	579
Accumulated other comprehensive loss	(366)	(442)
Total Chemours stockholders’ equity	997	860
Non-controlling interests	5	5
Total equity	1,002	865
Total liabilities and equity	$7,484	$7,293

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2017	182,600,533	$2	—	$—	$789	$(114)	$(577)	$4	$104
Common stock issued - compensation plans	415,518	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,382,363	—	—	—	20	—	—	—	20
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(7)	—	—	—	(7)
Net income	—	—	—	—	—	150	—	1	151
Dividends paid	—	—	—	—	—	(5)	—	—	(5)
Other comprehensive income	—	—	—	—	—	—	89	—	89
Balance at March 31, 2017	184,398,414	$2	—	$—	$808	$31	$(488)	$5	$358

Balance at January 1, 2018	182,956,628	$2	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	286,618	—	—	—	—	—	—	—	—
Exercise of stock options, net	273,460	—	—	—	5	—	—	—	5
Purchases of treasury stock at cost	(4,979,152)	—	4,979,152	(245)	—	—	—	—	(245)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(5)	—	—	—	(5)
Net income	—	—	—	—	—	297	—	—	297
Other comprehensive income	—	—	—	—	—	—	76	—	76
Balance at March 31, 2018	178,537,554	$2	7,365,558	$(361)	$846	$876	$(366)	$5	$1,002

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$297	$151
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70	71
Gain on sale of assets and businesses	(42)	(16)
Equity in earnings of affiliates, net	17	(7)
Amortization of deferred financing costs and issuance discount	3	3
Deferred tax provision	35	5
Other operating charges and credits, net	8	10
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(150)	(103)
Inventories and other operating assets	(29)	(31)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(13)	(42)
Cash provided by operating activities	196	41
Cash flows from investing activities
Purchases of property, plant, and equipment	(102)	(69)
Proceeds from sales of assets and businesses, net	39	9
Foreign exchange contract settlements, net	5	(3)
Cash used for investing activities	(58)	(63)
Cash flows from financing activities
Debt repayments	(4)	(4)
Purchases of treasury stock at cost	(240)	—
Proceeds from exercised stock options, net	5	20
Tax payments related to withholdings on vested restricted stock units	(1)	—
Payment of dividends	(31)	(5)
Cash (used for) provided by financing activities	(271)	11
Effect of exchange rate changes on cash and cash equivalents	11	7
Decrease in cash and cash equivalents	(122)	(4)
Cash and cash equivalents at January 1,	1,556	902
Cash and cash equivalents at March 31,	$1,434	$898

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$(1)	$14
Obligations incurred under build-to-suit lease arrangement	11	—
Purchases of treasury stock not settled by quarter-end	15	—
Tax payments accrued for withholdings on vested restricted stock units	4	—

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (Chemours, or the Company) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. The Company’s principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (TiO2) pigment. Chemours’ business consists of three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrials, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E. I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (ASU No. 2016-02), which supersedes the leases requirements in Topic 840. The core principle of ASU No. 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases. Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) (ASU No. 2017-12), which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The provisions of ASU No. 2017-12 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted in any interim period. The amendments in this update will be applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. Chemours is currently evaluating the timing of adoption and does not expect that the adoption of this guidance will have a significant impact on its financial position, results of operations, and cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU No. 2018-02), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings for stranded tax effects resulting from U.S. tax reform. The amendments in this update also require certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position.

Recently Adopted Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). The objective of this standard is to remove inconsistent practices with regard to revenue recognition between GAAP and International Financial Reporting Standards. The standard intends to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with the standard (collectively, Topic 606).

Effective January 1, 2018, Chemours adopted the new revenue recognition guidance contained in Topic 606 using the modified retrospective transition method. The Company elected to utilize a practical expedient allowed under the modified retrospective transition method to apply the new standard only to contracts that are not completed on the date of initial adoption. In applying this guidance, the Company evaluated its population of open contracts with customers on January 1, 2018 and determined that the impact of adopting Topic 606 was not material to its consolidated financial statements as a whole, and no cumulative adjustment to the Company’s opening retained earnings balance was required. As a result of applying this new guidance, there are changes to the classification of certain amounts in the consolidated statements of operations. Certain royalty income amounts for trademark licensing arrangements that were previously reflected as a component of other income, net in the consolidated statements of operations will now be reflected as a component of net sales, which amounted to $2 for the three months ended March 31, 2018. Additionally, certain expenses related to the Company’s provision of technical services to customers that were previously reflected as a component of selling, general, and administrative expense in the consolidated statements of operations will now be reflected as a component of the cost of goods sold, which amounted to $1 for the three months ended March 31, 2018. Under the modified retrospective transition method, the Company’s comparative financial information as of and for the three months ended March 31, 2017 and as of December 31, 2017 has not been restated, and as such, continues to be reported using the accounting standards in effect during those time periods.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$1,728	$2	$1,730
Cost of goods sold	1,192	1	1,193
Gross profit	536	1	537
Selling, general, and administrative expense	144	(1)	143
Research and development expense	20	—	20
Restructuring, asset-related, and other charges, net	10	—	10
Total expenses	174	(1)	173
Equity in earnings of affiliates	12	—	12
Interest expense, net	(52)	—	(52)
Other income, net	59	(2)	57
Income before income taxes	381	—	381
Provision for income taxes	84	—	84
Net income	297	—	297
Less: Net income attributable to non-controlling interests	—	—	—
Net income attributable to Chemours	$297	$—	$297

The adoption of Topic 606 did not impact the Company’s consolidated balance sheets or consolidated statements of cash flows as of and for the three months ended March 31, 2018 and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows in future periods.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued various updates to ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU No. 2016-15), which clarifies and amends the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The provisions of ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and are to be applied using a retrospective transition method. The Company adopted ASU No. 2016-15 on January 1, 2018, the impact of which was not material to its cash flows. There were no adjustments to prior periods resulting from the retrospective application of this guidance.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU No. 2017-01), which changes the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. ASU No. 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, the result of which is not expected to have a significant impact on its financial position, results of operations, or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU No. 2017-07), which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The provisions of ASU No. 2017-07 are effective for fiscal years beginning after December 31, 2017, as well as interim periods within those fiscal years, and should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company adopted this guidance on January 1, 2018, which resulted in a reclassification of non-operating pension income from the operating expense captions of the consolidated statements of operations to other income, net for the three months ended March 31, 2017.

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
		ASU 2017-07
	As Reported	Adjustments	As Reclassified
Net sales	$1,437	$—	$1,437
Cost of goods sold	1,079	2	1,081
Gross profit	358	(2)	356
Selling, general, and administrative expense	144	6	150
Research and development expense	19	—	19
Restructuring, asset-related, and other charges, net	12	—	12
Total expenses	175	6	181
Equity in earnings of affiliates	7	—	7
Interest expense, net	(51)	—	(51)
Other income, net	34	8	42
Income before income taxes	173	—	173
Provision for income taxes	22	—	22
Net income	151	—	151
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$150	$—	$150

Note 3. Significant Transactions and Events

Sale of Land in Linden, New Jersey

In March 2016, the Company entered into an agreement to sell a 210-acre plot of land that formerly housed a DuPont manufacturing site in Linden, New Jersey. The land was assigned to Chemours in connection with its separation from DuPont, and the Company completed the sale in March 2018 for a gain of $42 and net cash proceeds of $39. As part of the sales agreement, the buyer has agreed to assume certain costs associated with ongoing environmental remediation activities at the site amounting to $3, which have been reflected as a component of prepaid expenses and other in the consolidated balance sheets. Chemours remains responsible for certain other ongoing environmental remediation activities at the site, which were previously accrued as a component of other liabilities in the consolidated balance sheets. Substantially all of the assets associated with the Linden site had been written-off or fully depreciated prior to its sale.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Revenue Recognition

Prior to the adoption of Topic 606, Chemours recognized revenue when the earnings process was complete. Revenue for product sales was recognized when product was shipped to the customer in accordance with the terms of the agreement, when title and the risk of loss were transferred, when collectability was reasonably assured, and when pricing was fixed or determinable. Any payments received in advance were recorded as deferred revenue and recognized as shipments were made and title, ownership, and the risk of loss were transferred to the customer. The Company accrued for sales returns and other allowances based on its historical experience, with cash sales incentives reflected as a reduction in revenue and non-cash sales incentives reflected as a charge to the cost of goods sold contemporaneously with the related revenue or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees were included in net sales, and the costs incurred by the Company for the delivery of goods were classified as a component of the cost of goods sold in the consolidated statements of operations. Taxes on revenue-producing transactions were excluded from net sales.

Licensing and royalty income was recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed upon terms, when performance obligations were satisfied, when collectability was reasonably assured, and when pricing was fixed or determinable.

With the adoption of Topic 606, Chemours recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. A contract with a customer exists when: (i) the Company enters into an enforceable agreement that defines each party’s rights regarding the goods or services to be transferred, and the related payment terms; (ii) the agreement has commercial substance; and, (iii) it is probable that the Company will collect the consideration to which it is entitled to in the exchange. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services to a customer and serves as the unit of account for Topic 606. The transaction price is the customary amount of consideration that the Company expects to be entitled to in exchange for a transfer of the promised goods or services to a customer, excluding any amounts collected by the Company on behalf of third-parties (e.g., sales and use taxes). Judgment is required to apply the principles-based, five-step model for revenue recognition outlined in Topic 606. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the critical events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers.

The Company’s revenue from contracts with customers is reflected in the consolidated statements of operations as net sales, the vast majority of which represents product sales that consist of a single performance obligation. Product sales to customers are made under a purchase order (PO), or in certain cases, in accordance with the terms of a master services agreement (MSA) or similar arrangement, which documents the rights and obligations of each party to the contract. When a customer submits a PO for product or requests product under an MSA, a contract for a specific quantity of distinct goods at a specified price is created, and the Company’s performance obligation under the contract is satisfied when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and the risk of loss to the customer. Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The transaction price for product sales is generally the amount specified in the PO or in the request under an MSA; however, as is common in Chemours’ industry, the Company offers variable consideration in the form of rebates, volume discounts, early payment discounts, pricing based on formulas or indices, price matching, and guarantees to certain customers. Such amounts are included in the Company’s estimated transaction price using either the expected value method or the most-likely amount, depending on the nature of the variable consideration included in the contract. The Company regularly assesses its customers’ creditworthiness, and product sales are made based on established credit limits. Payment terms for the Company’s invoices are typically less than 90 days.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company also licenses the right to access certain of its trademarks to customers under specified terms and conditions in certain arrangements, which is recognized as a component of net sales in the consolidated statements of operations under Topic 606. Under such arrangements, the Company may receive a royalty payment for a trademark license that is entered into on a stand-alone basis or incorporated into an overall product sales arrangement. Royalty income is generally based on customer sales and recognized under the sales-based exception as the customer sale occurs. When minimum guaranteed royalty amounts are included in the transaction price, the Company recognizes royalty income ratably over the license period for the minimum amount. When there is no consideration specified for the use of the Company’s trademark, the entire transaction price is recognized in connection with the transfer of control of product. Royalty income resulting from the right to use the Company’s technology is considered outside the scope of Topic 606 as it is not a part of the Company’s ongoing major or central activities, and consistent with past practice, is recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed upon terms, when performance obligations are satisfied, when collectability is reasonably assured, and when pricing is fixed or determinable.

Consistent with the fact that the vast majority of the Company’s payment terms are less than 90 days from the point at which control of the promised goods or services is transferred, no adjustments have been made for the effects of a significant financing component under Topic 606. Additionally, the Company has elected to recognize incremental costs associated with obtaining contracts as an expense when incurred if the amortization period of the assets that the Company would have recognized is one year or less. Amounts billed to customers for shipping and handling fees are considered a fulfillment cost and are included in net sales, and the costs incurred by the Company for the delivery of goods are classified as a component of the cost of goods sold in the consolidated statements of operations.

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$303	$81	$233	$617
Asia Pacific	153	19	242	414
Europe, the Middle East, and Africa	222	5	247	474
Latin America (2)	54	39	132	225
Total net sales	$732	$144	$854	$1,730

Net sales by product group
Fluorochemicals	$395	$—	$—	$395
Fluoropolymers	337	—	—	337
Mining solutions	—	66	—	66
Performance chemicals and intermediates	—	78	—	78
Titanium dioxide and other minerals	—	—	854	854
Total net sales	$732	$144	$854	$1,730

(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Contract Balances

The Company’s assets and liabilities from contracts with customers constitute accounts receivable - trade, deferred revenue, and customer rebates. An amount for accounts receivable - trade is recorded when the right to consideration under a contract becomes unconditional. An amount for deferred revenue is recorded when consideration is received prior to the conclusion that a contract exists, or when a customer transfers consideration prior to the Company satisfying its performance obligations under a contract. Customer rebates represent an expected refund liability to a customer based on a contract. In contracts with customers where a rebate is offered, it is generally applied retroactively based on the achievement of a certain sales threshold. As revenue is recognized, the Company estimates whether or not the sales threshold will be achieved to determine the amount of variable consideration to include in the transaction price.

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$1,016	$847
Customer rebates	54	83

(1)

Accounts receivable - trade, net includes trade notes receivable of $3 and $1 and is net of allowances for doubtful accounts of $6 and $5 at March 31, 2018 and December 31, 2017, respectively. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balance as of March 31, 2018 and December 31, 2017 was not significant. Additionally, changes in the Company’s deferred revenue balance resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2018 were not significant. For the three months ended March 31, 2018, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2018 or December 31, 2017.

Remaining Performance Obligations

Certain of the Company’s MSA or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. As of March 31, 2018, Chemours had $87 of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2018, an additional 25% in 2019, and the balance thereafter. The Company applies the practical expedient in Topic 606 and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised as of March 31, 2018 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges, Net

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges, net for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Employee separation charges	$3	$—
Decommissioning and other charges, net	7	12
Total restructuring, asset-related, and other charges, net	$10	$12

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Plant and product line closures:
Fluoroproducts	$—	$3
Chemical Solutions	1	5
Titanium Technologies	—	4
Total plant and product line closures	1	12
2017 Restructuring Program	9	—
Total restructuring, asset-related, and other charges, net	$10	$12

Plant and Product Line Closures

In August 2015, in an effort to improve the profitability of the Company’s Fluoroproducts segment, management approved the closure of certain production lines in the segment’s U.S. manufacturing plants. For the three months ended March 31, 2017, the Company recorded additional decommissioning and dismantling-related charges of $3 for certain of these production lines. At December 31, 2017, the Company had substantially completed all actions related to the restructuring activities for certain of its production lines, which amounted to $17 in the aggregate, excluding non-cash asset-related charges.

In the fourth quarter of 2015, the Company announced the completion of the strategic review of its Reactive Metals Solutions (RMS) business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The RMS plant had approximately 200 employees and contractors impacted by this action, and production stopped at the plant in September 2016, when the Company immediately began actions to decommission the plant. For the three months ended March 31, 2018 and 2017, the Company recorded additional decommissioning and dismantling-related charges of $1 and $5, respectively. The Company expects to incur approximately $3 in additional restructuring charges for similar activities through the end of 2018, which will be expensed as incurred. As of March 31, 2018, the Company incurred, in the aggregate, $32 in restructuring charges related to these activities, excluding non-cash asset-related charges.

In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing plant. The Edge Moor plant produced TiO2 pigment for use in the paper industry and certain other applications where demand had steadily declined, resulting in under-used capacity at the plant. In addition, the Company permanently closed one under-used TiO2 production line at its New Johnsonville, Tennessee plant. The Company stopped production at its Edge Moor plant in September 2015, and immediately began decommissioning the plant. For the three months ended March 31, 2017, the Company recorded additional decommissioning and dismantling-related charges of $4. The Company substantially completed these activities in 2017, which amounted to $60 in the aggregate, excluding non-cash asset-related charges. The Company sold the land where the plant was located for $10 in the first quarter of 2017.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont. For the three months ended March 31, 2018, the Company incurred less than $1 in decommissioning and dismantling-related charges associated with these efforts. The Company expects to incur approximately $30 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred.

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

In 2017, the Company also announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for, and were accepted under the VSP will receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees will separate from the Company by the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP will be recognized over the period that each participating employee continues to provide service to Chemours.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

For the three months ended March 31, 2018, the Company recorded additional charges of $9 related to its 2017 program. No such charges were recorded for the three months ended March 31, 2017. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $41 at March 31, 2018.

As a result of its 2017 program, the Company expects to incur charges for restructuring-related activities and termination benefits of approximately $20 through the end of 2018, which will be expensed as incurred.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2018.

	Titanium Technologies Site Closures	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	Total
Balance at December 31, 2017	$1	$—	$2	$1	$23	$27
Charges to income	—	—	—	—	3	3
Payments	—	—	(1)	—	(5)	(6)
Balance at March 31, 2018	$1	$—	$1	$1	$21	$24

At March 31, 2018, there are no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Leasing, contract services, and miscellaneous income	$3	$8
Royalty income (1)	5	5
Gain on sale of assets and businesses (2)	42	16
Exchange gains, net (3)	—	5
Non-operating pension and other post-retirement employee benefit income	7	8
Total other income, net	$57	$42
(1)

Royalty income for the three months ended March 31, 2018 is primarily from technology licensing. Royalty income for the three months ended March 31, 2017 is primarily from technology and trademark licensing, portions of which are now reflected as a component of net sales in the consolidated statements of operations with the Company’s adoption of Topic 606.

(2)

For the three months ended March 31, 2018, gain on sale includes a $42 gain associated with the sale of the Company’s Linden, New Jersey site. For the three months ended March 31, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones.

(3)	Exchange gains, net includes gains and losses on foreign currency forward contracts.

Note 7. Income Taxes

For the three months ended March 31, 2018 and 2017, Chemours recorded a provision for income taxes of $84 and $22, respectively, resulting in effective income tax rates of approximately 22% and 13%, respectively. The Company’s provision for income taxes for the three months ended March 31, 2018 is inclusive of income tax expenses of $10 related to asset sales that took place in the first quarter of 2018 and $8 related to the impact of certain U.S. tax reform provisions, which are offset by $5 in income tax benefits related to windfalls on share-based payments. The Company’s income tax provision for the three months ended March 31, 2017 is inclusive of income tax expenses of $6 related to asset sales that took place in the first quarter of 2017, which are offset by $10 in income tax benefits related to windfalls on share-based payments. The remaining change in the Company’s effective tax rate from the prior year is primarily attributable to changes in its geographic mix of earnings.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In connection with the new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (Tax Act), the Company recorded provisional estimates for U.S. tax reform in its provision for income taxes for the year ended December 31, 2017 amounting to a net benefit of $3. Staff Accounting Bulletin No. 118 (SAB No. 118) issued by the U.S. Securities and Exchange Commission allows registrants to record provisional estimates for the Tax Act during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. The impacts of the Tax Act may differ from the Company’s provisional estimates due to many factors, including, but not limited to, changes to its interpretations of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that the Company may take.

For the three months ended March 31, 2018, the Company has not recorded any adjustments to its provisional estimates. The Company is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB No. 118. As such, the Company’s provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to its financial position, results of operations, or cash flows.

Each year, Chemours and/or its subsidiaries file income tax returns in U.S. federal and state jurisdictions and non-U.S. jurisdictions. These tax returns are subject to examination and possible challenge by the cognizant taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by Chemours. As a result, income tax uncertainties are recognized in Chemours’ consolidated financial statements in accordance with accounting for income taxes under Topic 740, Income Taxes, when applicable.

Note 8. Earnings Per Share of Common Stock

Reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (EPS) calculations for the three months ended March 31, 2018 and 2017 are set forth in the following table.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to Chemours	$297	$150
Denominator:
Weighted-average number of common shares outstanding - basic	182,069,982	183,408,309
Dilutive effect of the Company’s employee compensation plans	6,263,215	5,741,621
Weighted-average number of common shares outstanding - diluted	188,333,197	189,149,930

Basic earnings per share of common stock	$1.63	$0.82
Diluted earnings per share of common stock	1.58	0.79

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Average number of stock options	—	169,118

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2018 and December 31. 2017.

	March 31, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$1,016	$847
VAT, GST, and other taxes (2)	57	54
Other receivables (3)	10	18
Total accounts and notes receivable, net	$1,083	$919
(1)

Accounts receivable - trade, net includes trade notes receivable of $3 and $1 and is net of allowances for doubtful accounts of $6 and $5 at March 31, 2018 and December 31, 2017, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (VAT) and goods and services tax (GST) for various jurisdictions.
(3)	Other receivables consist of notes receivable, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was approximately $1 for the three months ended March 31, 2018 and 2017.

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Finished products	$695	$648
Semi-finished products	164	164
Raw materials, stores, and supplies	326	313
Inventories before LIFO adjustment	1,185	1,125
Less: Adjustment of inventories to LIFO basis	(193)	(190)
Total inventories	$992	$935

Inventory values, before last-in, first-out (LIFO) adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $542 and $509, or 46% and 45%, of inventories before the LIFO adjustments at March 31, 2018 and December 31, 2017, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Equipment	$7,047	$6,961
Buildings	905	875
Construction-in-progress	608	520
Land	123	119
Mineral rights	36	36
Property, plant, and equipment	8,719	8,511
Less: Accumulated depreciation	(5,614)	(5,503)
Total property, plant, and equipment, net	$3,105	$3,008

Depreciation expense amounted to $69 and $70 for the three months ended March 31, 2018 and 2017, respectively. Property, plant, and equipment, net includes gross assets under capital leases of $7 at March 31, 2018 and December 31, 2017, and a build-to-suit lease asset of $19 and $8 at March 31, 2018 and December 31, 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Capitalized repair and maintenance costs	$102	$117
Pension assets (1)	282	260
Deferred income taxes	46	40
Miscellaneous (2)	34	36
Total other assets	$464	$453
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
(2)

Miscellaneous includes deferred financing fees related to the Company’s senior secured revolving credit facility of $8 and $9 at March 31, 2018 and December 31, 2017, respectively, and Company-owned life insurance policies on former key executives of a U.S. subsidiary. These life insurance policies have a cash surrender value of $64 at March 31, 2018 and December 31, 2017, and are presented net of outstanding loans from the policy issuer of $64 and $63 at March 31, 2018 and December 31, 2017, respectively.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Trade payables	$1,094	$1,008
Dividends payable (1)	—	31
VAT and other payables	27	36
Total accounts payable	$1,121	$1,075
(1)	Represents a $0.17 per share dividend declared in December 2017, which was paid on March 15, 2018 to the Company’s shareholders of record as of the close of business on February 15, 2018.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Compensation and other employee-related costs	$94	$174
Employee separation costs (1)	24	27
Accrued litigation (2)	10	13
Environmental remediation (2)	75	66
Income taxes	68	58
Customer rebates	54	83
Deferred income	5	8
Accrued interest	69	24
Miscellaneous (3)	88	105
Total other accrued liabilities	$487	$558
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 17 – Commitments and Contingent Liabilities.”
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Debt

The following table sets forth the components of the Company’s debt at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$921	$923
Tranche B-1 Euro Term Loan due May 2022 (€393 at March 31, 2018 and €395 at December 31, 2017)	487	469
Senior unsecured notes:
6.625% due May 2023	1,158	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at March 31, 2018 and December 31, 2017)	365	350
5.375% due May 2027	500	500
Capital lease obligations	2	3
Build-to-suit lease obligation	19	8
Total debt	4,202	4,161
Less: Unamortized issue discounts	(8)	(8)
Less: Unamortized debt issuance costs	(39)	(41)
Less: Current maturities of long-term debt	(14)	(15)
Total long-term debt, net	$4,141	$4,097

Senior Secured Credit Facilities

The Company’s credit agreement, as amended, provides for seven-year, senior secured term loans and a five-year, $750 senior secured revolving credit facility (Revolving Credit Facility). No borrowings were outstanding under the Revolving Credit Facility at March 31, 2018 or December 31, 2017; however, Chemours had $106 and $101 in letters of credit issued and outstanding under this facility at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, the effective interest rates on the class of term loans denominated in U.S. dollars (Dollar Term Loan) and the class of term loans denominated in euros (Euro Term Loan) were 4.15% and 3.00%, respectively. Also, at March 31, 2018, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

As discussed more fully in “Note 23 – Subsequent Events,” on April 3, 2018, the Company entered into an amended and restated credit agreement with respect to its senior secured credit facilities.

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (UD) in Newark, Delaware (The Chemours Discovery Hub). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through March 31, 2018, project costs paid by the owner-lessor amounted to $19. Construction of The Chemours Discovery Hub is expected to be completed by early 2020.

Maturities

Debt maturities related to the Company’s senior secured term loans under the amended and restated credit agreement are discussed more fully in “Note 23 – Subsequent Events.” Debt maturities related to the Company’s Notes (collectively, the 2023 Notes, the 2025 Notes, the Euro Notes, and the 2027 Notes) in 2023 and beyond will be $2,773.

Debt Fair Value

The fair values of the Dollar Term Loan, the Euro Term Loan, the 2023 Notes, the 2025 Notes, the Euro Notes, and the 2027 Notes at March 31, 2018 were $922, $490, $1,217, $812, $383, and $502, respectively. The estimated fair values of the Dollar Term Loan, the Euro Term Loan, and the Notes are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Environmental remediation (1)	$179	$187
Employee-related costs (2)	131	123
Accrued litigation (1)	50	48
Asset retirement obligations	44	43
Deferred income	5	6
Miscellaneous (3)	66	68
Total other liabilities	$475	$475
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 17 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $50 and $52 at March 31, 2018 and December 31, 2017, respectively.

Note 17. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings arising out of the normal course of Chemours’ business including product liability, intellectual property, commercial, environmental, and anti-trust lawsuits. It is not possible to predict the outcomes of these various proceedings. Except for the litigation specific to PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) and GenX and other perfluorinated and polyfluorinated compounds for which separate assessments are provided below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on Chemours’ consolidated financial position, results of operations, or liquidity. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At March 31, 2018 and December 31, 2017, there were approximately 1,600 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside the U.S. Most of the actions were brought by contractors who worked at sites between 1950 and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At March 31, 2018 and December 31, 2017, Chemours had an accrual of $38 related to this matter. Chemours reviews this estimate and related assumptions quarterly.

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. As of March 31, 2018 and December 31, 2017, there were 18 and 17 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

PFOA

Prior to the fourth quarter of 2014, the performance chemicals segment of DuPont made PFOA at its Fayetteville, North Carolina plant and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

Chemours recorded accruals of $16 and $14 related to the PFOA matters discussed below at March 31, 2018 and December 31, 2017, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded an accrual of $335 at December 31, 2016, which was paid in installments of $15 and $320 during the second and third quarters of 2017, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, DuPont, put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed director of medical monitoring established the program to implement the medical panel’s recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing and associated payments to service providers are being disbursed from the escrow account. As of March 31, 2018, approximately $1 has been disbursed from the escrow account related to medical monitoring. While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of March 31, 2018.

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

Post-MDL Settlement Injury Matters

All MDL lawsuits were dismissed or resolved through the MDL Settlement.

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

Water Districts

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

In February 2018, the New Jersey-American Water Company, Inc. (NJAW), filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges of perfluorochemicals, in violation of the New Jersey Compensation and Control Act, were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees.

Management believes that the probability of loss as to these matters is remote.

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

GenX and Other Perfluorinated and Polyfluorinated Compounds

As reported in the press and noted in public statements by the Company, governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer) and perfluorinated and polyfluorinated compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River, groundwater, and air. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. The Company has commenced capturing and separately disposing process wastewater from the Fayetteville facility and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities, including responding to federal grand jury subpoenas, issued in connection with an ongoing investigation being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environmental and Natural Resources Division of the U.S. Department of Justice.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In September 2017, the North Carolina Department of Environmental Quality (NC DEQ) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief including abatement and site correction. A partial consent order was entered partially resolving the state’s action in return for the Company’s agreement to continue and supplement the voluntary wastewater-disposal measures it had previously commenced and to provide certain information. In November 2017, NC DEQ informed the Company that it was suspending the process wastewater discharge permit for the Fayetteville facility. The Company thereafter commenced the capture and separate disposal of all process wastewater from the Fayetteville facility related to the Company’s own operations. In April 2018, the North Carolina Department of Air Quality (NC DAQ) issued a 60-day Notice of Intent to modify the Fayetteville site’s air emissions permit to ensure that air emissions do not contribute or cause violations of groundwater rules. The NC DEQ amended its complaint regarding air emissions and groundwater. The Company continues to take action in response to these issues and will continue efforts to reach final resolution. It is possible that issues relating to groundwater deposition and/or air emissions could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications that, if effected, could affect the facility’s continued operations.

Civil actions have been filed against the Company and DuPont in North Carolina federal court relating to discharges from the Fayetteville site. These actions include, a consolidated action brought by water systems seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and an action by private well owners seeking compensatory and punitive damages. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges. The Company believes it has valid defenses to such litigation including that the discharges did not impact the safety of drinking water or cause any damages or injury.

It is not possible at this point to predict the timing, course, or outcome of the governmental and regulatory inquiries, the notices issued by NC DEQ and NC DAQ, the action brought by North Carolina, and the other litigation, and it is possible that these matters could materially affect the Company’s results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Environmental

Chemours, due to the terms of its separation-related agreements with DuPont, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances by Chemours or other parties. Much of this liability results from CERCLA, the Resource Conservation and Recovery Act, and similar state and global laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

At March 31, 2018 and December 31, 2017, the consolidated balance sheets included a liability relating to these matters of $254 and $253, respectively, which, in management’s opinion, is appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (OM&M) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $510 above the amount accrued at March 31, 2018.

For the three months ended March 31, 2018 and 2017, Chemours incurred environmental remediation expenses of $11 and $9, respectively.

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

Under the share repurchase program, the Company purchased an additional 4,979,152 shares of Chemours’ issued and outstanding common stock during the first quarter of 2018, which amounted to $245 at an average share price of $49.17 per share. Of the 4,979,152 shares purchased by the Company, 324,600 shares amounting to $15 settled subsequent to March 31, 2018. As of March 31, 2018, the Company has purchased a cumulative 7,365,558 shares of Chemours’ issued and outstanding common stock, which amounted to $361 at an average share price of $49.05 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the share repurchase program at March 31, 2018 was $139.

Note 19. Financial Instruments

Derivative Instruments

Objectives and Strategies for Holding Derivative Instruments

In the ordinary course of business, Chemours enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management. This program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program operates within Chemours’ financial risk management policies and guidelines.

Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. These derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on its consolidated balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occurred. Gains and losses on the Company’s derivative instruments are intended to be offset by any gains or losses on the underlying asset or liability.

At March 31, 2018, there were 20 foreign currency forward contracts outstanding, with an aggregate notional U.S. dollar equivalent of $547. There were no foreign currency forward contracts outstanding at December 31, 2017. Chemours recognized in other income, net of the consolidated statements of operations, a net gain of $4 and a net loss of $1 for the three months ended March 31, 2018 and 2017, respectively.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its Euro Notes and Euro Term Loan as a hedge of its net investments in certain of its international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. Chemours uses the spot method to measure the effectiveness of its net investment hedge. For each reporting period, the change in the carrying value of the Euro Notes and the Euro Term Loan due to remeasurement of the effective portion are reported in accumulated other comprehensive loss on the consolidated balance sheets, and the remaining change in the carrying value of the ineffective portion, if any, is recognized in other income, net in the consolidated statements of operations. Chemours evaluates the effectiveness of its net investment hedge quarterly. Chemours did not record any ineffectiveness for the three months ended March 31, 2018 or 2017. The Company recognized pre-tax losses of $34 and $10 on its net investment hedges within accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities, and their level within the fair value hierarchy, at March 31, 2018 and December 31, 2017.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2018	December 31, 2017
Asset derivatives:
Foreign currency forward contracts	Accounts and notes receivable, net	$1	$—
Total asset derivatives		$1	$—

Liability derivatives:
Foreign currency forward contracts	Other accrued liabilities	$2	$—
Total liability derivatives		$2	$—

The Company’s foreign currency forward contracts are classified as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data, and subjected to tolerance/quality checks.

Note 20. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The following table sets forth the Company’s net periodic pension income and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net periodic pension (cost) income:
Service cost	$(4)	$(4)
Interest cost	(4)	(4)
Expected return on plan assets	15	17
Amortization of actuarial loss	(4)	(5)
Net periodic pension income	3	4
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of actuarial loss	4	5
Benefit recognized in other comprehensive income	4	5
Total net periodic pension income and benefit recognized in comprehensive income	$7	$9

The Company made cash contributions of $4 to its pension plans during the three months ended March 31, 2018, and expects to make additional cash contributions of $11 to its pension plans during the remainder of 2018.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 21. Stock-based Compensation

Total stock-based compensation cost included in the consolidated statements of operations was $9 and $6 for the three months ended March 31, 2018 and 2017, respectively.

The Chemours Company 2017 Equity and Incentive Plan and The Chemours Company Equity and Incentive Plan provide for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, restricted stock units (RSUs), and performance share units (PSUs). The Chemours Compensation Committee determines the long-term incentive awards mix and may authorize new grants annually.

Stock Options

In the three months ended March 31, 2018, Chemours granted approximately 470,000 non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair value of the stock options is based upon the Black-Scholes valuation model.

The following table sets forth the assumptions used to determine the fair value of stock option awards granted during the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Risk-free interest rate	2.64%
Expected term (years)	6.00
Volatility	47.56%
Dividend yield	1.40%
Fair value per stock option	$20.55

The Company recorded $5 and $1 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, approximately 6,770,000 stock options remain outstanding.

Restricted Stock Units

In the three months ended March 31, 2018, Chemours granted approximately 110,000 RSUs to certain of its employees, which will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based upon the market price of the underlying common stock as of the grant date.

The Company recorded $2 and $4 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, approximately 970,000 RSUs remain non-vested.

Performance Share Units

In the three months ended March 31, 2018, Chemours granted approximately 140,000 PSUs to key senior management employees, which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $2 and $1 in stock-based compensation expense specific to its PSUs for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, approximately 810,000 PSUs at 100% of the target amount remain non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (ESPP), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with four purchase periods beginning and ending on the calendar quarters within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. In the first quarter of 2018, the Company executed an open market transaction to purchase Company stock on behalf of ESPP participants. Total purchases amounted to less than $1, which was used to purchase approximately 12,000 shares of Chemours’ common stock for the purchase period ending December 31, 2017.

Note 22. Segment Information

Chemours’ reportable segments are: Fluoroproducts, Chemical Solutions, and Titanium Technologies. Corporate costs and certain legal and environmental expenses that are not allocated to the reportable segments and foreign exchange gains and losses are reflected in Corporate and Other.

Segment sales include transfers to another reportable segment. Certain products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. These product transfers were limited and were not significant for each of the periods presented. Depreciation and amortization includes depreciation on research and development facilities and the amortization of other intangible assets, excluding any write-downs of assets.

Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently.

The following table sets forth certain summary financial information for the Company’s reportable segments and Corporate and Other for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$732	$144	$854	$—	$1,730
Adjusted EBITDA	206	11	294	(43)	468
Depreciation and amortization	28	5	30	7	70

2017
Net sales to external customers	$652	$139	$646	$—	$1,437
Adjusted EBITDA	155	12	159	(41)	285
Depreciation and amortization	26	4	33	8	71

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Income before income taxes	$381	$173
Interest expense, net	52	51
Depreciation and amortization	70	71
Non-operating pension and other post-retirement employee benefit income	(7)	(8)
Exchange gains	—	(5)
Restructuring, asset-related, and other charges, net	10	12
Gain on sale of assets and businesses (1)	(42)	(16)
Legal and other charges (2)	4	7
Adjusted EBITDA	$468	$285
(1)

For the three months ended March 31, 2018, gain on sale includes a $42 gain associated with the sale of the Company’s Linden, New Jersey site. For the three months ended March 31, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones.

(2)	Includes litigation settlements, water treatment accruals, and other charges.

Note 23. Subsequent Events

Acquisition of ICOR International, Inc.

On April 2, 2018, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Stock Purchase Agreement (SPA) to acquire all of the outstanding stock of ICOR International, Inc. (ICOR), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive refrigerant applications, for $35 in total consideration. Pursuant to the terms of the SPA, the Company paid $32 at closing in the all-cash acquisition, which is subject to customary working capital and other adjustments within a specified time period. The acquisition of ICOR complements the Company’s existing portfolio of product offerings within the Fluoroproducts segment, as well as provides the Company with access to ICOR’s established customer base and assembled workforce. The Company will account for the acquisition of ICOR as a business combination, and as such, all assets acquired and liabilities assumed will be recorded at their estimated fair values, and the excess of the consideration transferred over the fair value of the net assets acquired will be recorded as goodwill within the Fluoroproducts segment.

Amended and Restated Credit Agreement

On April 3, 2018, the Company entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (New Revolving Credit Facility) (collectively, the New Senior Secured Credit Facilities).

The senior secured term loan facility provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 (New Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 (New Euro Term Loan) (collectively, the New Term Loans). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay in full all outstanding amounts under the Company’s existing credit agreement, which amounted to $921 and €393 at March 31, 2018. The New Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions and other transactions, as defined under the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances.

The amended and restated credit agreement also modifies or eliminates certain provisions of the Company’s existing credit agreement, including certain negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of: (i) 2.50 to 1.00 in each quarter through June 30, 2018; (ii) 2.25 to 1.00 in each quarter through December 31, 2018; and, (iii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. The Company’s minimum interest coverage ratio requirements under the existing credit agreement were eliminated in the amended and restated credit agreement. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the existing credit agreement. The Company was in compliance with its debt covenants at March 31, 2018.

The Company’s obligations under the New Senior Secured Credit Facilities are guaranteed on a senior secured basis by all of its material domestic subsidiaries, which are also guarantors of the Company’s outstanding notes, subject to certain exceptions. The obligations under the New Senior Secured Credit Facilities are also, subject to certain exceptions, secured by a first priority lien on substantially all of the Company’s assets and substantially all of the assets of its wholly-owned, material domestic subsidiaries, including 100% of the stock of certain of its domestic subsidiaries and 65% of the stock of certain of its foreign subsidiaries.

The Company has required quarterly payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Principal maturities on the New Senior Secured Credit Facilities over the next five years are $10 for the remainder of 2018, approximately $13 in each year from 2019 to 2022, and approximately $1,270 in 2023 and beyond. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target.

The transaction resulted in a net prepayment of the Company’s total outstanding senior secured debt balance by approximately $75, based on the euro exchange rate on April 3, 2018. The Company is currently evaluating the accounting treatment for its amended and restated credit agreement, including the treatment of any related transaction costs.

Share Repurchase Program

In connection with its share repurchase program, the Company purchased an additional 764,786 shares of Chemours’ issued and outstanding common stock in April 2018, which amounted to $39.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 24. Guarantor Condensed Consolidating Financial Information

The following guarantor financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the issuance of the Notes by The Chemours Company (Parent Issuer). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, in each case, subject to certain exceptions, by the Parent Issuer and by certain of its subsidiaries (together, the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, Non-Guarantor Subsidiaries). The Guarantor Subsidiaries, excluding the Parent Issuer, will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three months ended March 31, 2018 and 2017;
•	the condensed consolidating balance sheets at March 31, 2018 and December 31, 2017; and,
•	the condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017.

The condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in its 100% owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of its subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information included herein should be read in conjunction with the consolidated financial statements presented and the related notes.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,017	$1,174	$(461)	$1,730
Cost of goods sold	—	798	871	(476)	1,193
Gross profit	—	219	303	15	537
Selling, general, and administrative expense	10	102	40	(9)	143
Research and development expense	—	19	1	—	20
Restructuring, asset-related, and other charges, net	—	9	1	—	10
Total expenses	10	130	42	(9)	173
Equity in earnings of affiliates	—	—	12	—	12
Equity in earnings of subsidiaries	331	—	—	(331)	—
Interest (expense) income, net	(56)	2	2	—	(52)
Intercompany interest income (expense), net	13	1	(14)	—	—
Other income (expense), net	9	73	(16)	(9)	57
Income before income taxes	287	165	245	(316)	381
(Benefit from) provision for income taxes	(10)	50	45	(1)	84
Net income	297	115	200	(315)	297
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$297	$115	$200	$(315)	$297
Comprehensive income attributable to Chemours	$373	$117	$299	$(416)	$373

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$960	$894	$(417)	$1,437
Cost of goods sold	—	795	706	(420)	1,081
Gross profit	—	165	188	3	356
Selling, general, and administrative expense	7	114	35	(6)	150
Research and development expense	—	18	1	—	19
Restructuring, asset-related, and other charges, net	—	11	1	—	12
Total expenses	7	143	37	(6)	181
Equity in earnings of affiliates	—	—	7	—	7
Equity in earnings of subsidiaries	172	—	—	(172)	—
Interest (expense) income, net	(51)	(1)	1	—	(51)
Intercompany interest income (expense), net	16	—	(16)	—	—
Other income, net	6	42	—	(6)	42
Income before income taxes	136	63	143	(169)	173
(Benefit from) provision for income taxes	(14)	5	30	1	22
Net income	150	58	113	(170)	151
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$150	$58	$112	$(170)	$150
Comprehensive income attributable to Chemours	$239	$59	$210	$(269)	$239

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	March 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$470	$964	$—	$1,434
Accounts and notes receivable, net	—	367	716	—	1,083
Intercompany receivable	19	1,175	589	(1,783)	—
Inventories	—	419	647	(74)	992
Prepaid expenses and other	—	45	30	—	75
Total current assets	19	2,476	2,946	(1,857)	3,584
Property, plant, and equipment	—	6,538	2,181	—	8,719
Less: Accumulated depreciation	—	(4,484)	(1,130)	—	(5,614)
Property, plant and equipment, net	—	2,054	1,051	—	3,105
Goodwill and other intangible assets, net	—	151	14	—	165
Investments in affiliates	—	—	166	—	166
Investment in subsidiaries	4,844	—	—	(4,844)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	30	103	353	(22)	464
Total assets	$6,043	$4,784	$4,530	$(7,873)	$7,484
Liabilities
Current liabilities:
Accounts payable	$—	$626	$495	$—	$1,121
Current maturities of long-term debt	14	—	—	—	14
Intercompany payable	827	589	367	(1,783)	—
Other accrued liabilities	85	240	163	(1)	487
Total current liabilities	926	1,455	1,025	(1,784)	1,622
Long-term debt, net	4,120	21	—	—	4,141
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	156	111	(23)	244
Other liabilities	—	384	91	—	475
Total liabilities	5,046	2,016	2,377	(2,957)	6,482
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	997	2,768	2,148	(4,916)	997
Non-controlling interests	—	—	5	—	5
Total equity	997	2,768	2,153	(4,916)	1,002
Total liabilities and equity	$6,043	$4,784	$4,530	$(7,873)	$7,484

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$761	$795	$—	$1,556
Accounts and notes receivable, net	—	308	611	—	919
Intercompany receivable	3	904	581	(1,488)	—
Inventories	—	394	631	(90)	935
Prepaid expenses and other	—	57	15	11	83
Total current assets	3	2,424	2,633	(1,567)	3,493
Property, plant, and equipment	—	6,449	2,062	—	8,511
Less: Accumulated depreciation	—	(4,438)	(1,065)	—	(5,503)
Property, plant and equipment, net	—	2,011	997	—	3,008
Goodwill and other intangible assets, net	—	152	14	—	166
Investments in affiliates	—	—	173	—	173
Investment in subsidiaries	4,393	—	—	(4,393)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	23	115	328	(13)	453
Total assets	$5,569	$4,702	$4,145	$(7,123)	$7,293
Liabilities
Current liabilities:
Accounts payable	$31	$606	$438	$—	$1,075
Current maturities of long-term debt	15	—	—	—	15
Intercompany payable	542	581	365	(1,488)	—
Other accrued liabilities	34	343	181	—	558
Total current liabilities	622	1,530	984	(1,488)	1,648
Long-term debt, net	4,087	10	—	—	4,097
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	127	105	(24)	208
Other liabilities	—	388	87	—	475
Total liabilities	4,709	2,055	2,326	(2,662)	6,428
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	860	2,647	1,814	(4,461)	860
Non-controlling interests	—	—	5	—	5
Total equity	860	2,647	1,819	(4,461)	865
Total liabilities and equity	$5,569	$4,702	$4,145	$(7,123)	$7,293

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(17)	$33	$180	$—	$196
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(80)	(22)	—	(102)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	(288)	—	288	—
Foreign exchange contract settlements, net	—	5	—	—	5
Cash used for investing activities	—	(324)	(22)	288	(58)
Cash flows from financing activities
Debt repayments	(4)	—	—	—	(4)
Purchases of treasury stock at cost	(240)				(240)
Intercompany financing activities	288			(288)	—
Proceeds from exercised stock options, net	5	—	—	—	5
Tax payments related to withholdings on vested restricted stock units	(1)	—	—	—	(1)
Payment of dividends	(31)	—	—	—	(31)
Cash provided by (used for) financing activities	17	—	—	(288)	(271)
Effect of exchange rate changes on cash and cash equivalents	—	—	11	—	11
(Decrease) increase in cash and cash equivalents	—	(291)	169	—	(122)
Cash and cash equivalents at beginning of the period	—	761	795	—	1,556
Cash and cash equivalents at end of the period	$—	$470	$964	$—	$1,434

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(3)	$(2)	$46	$—	$41
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(50)	(19)	—	(69)
Proceeds from sales of assets and businesses, net	—	9	—	—	9
Intercompany investing activities	—	8	—	(8)	—
Foreign exchange contract settlements, net	—	(3)	—	—	(3)
Cash used for investing activities	—	(36)	(19)	(8)	(63)
Cash flows from financing activities
Intercompany short-term borrowing repayments, net	(8)	—	—	8	—
Debt repayments	(4)	—	—	—	(4)
Proceeds from exercised stock options, net	20	—	—	—	20
Payment of dividends	(5)	—	—	—	(5)
Cash provided by financing activities	3	—	—	8	11
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
(Decrease) increase in cash and cash equivalents	—	(38)	34	—	(4)
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$186	$712	$—	$898

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements the unaudited Interim Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E. I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the federal securities laws, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements.

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2017. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (TiO2) pigment. Our business consists of three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrials, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

Our positions within each of these businesses reflect the strong value proposition we provide to our customers based on our long history and reputation in the chemical industry for safety, quality, and reliability.

Recent Developments

In March 2018, we sold a plot of land that formerly housed a DuPont manufacturing facility in Linden, New Jersey for a gain of $42 million and net cash proceeds of $39 million.

In March 2018, a civil association in Mexico filed a complaint against the governmental authorities involved in the permitting process of our new Mining Solutions facility under construction in Laguna, Mexico. The claimant sought and obtained a suspension of our construction permits. We, as an intervener, have filed an appeal. We have declared force majeure with our vendors while plant construction is idled. Our project permits fully comply with the laws and regulations at the federal, state, and municipal levels and we are working with local and federal authorities, along with community leaders, to address the complaint.

The Chemours Company

In April 2018, we completed the acquisition of all of the outstanding stock of ICOR International, Inc. (ICOR), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive applications for $35 million in total consideration. We paid $32 million in cash at closing, which is subject to customary working capital and other adjustments within a specified time period. We are still working through our preliminary purchase price allocation, including the initial estimates of fair value for our acquired tangible and identifiable intangible assets, if any, and the fair value of the liabilities assumed. We expect to finalize our accounting for the acquisition of ICOR within one year of the acquisition date. The acquisition of ICOR is not expected to have a material impact on our results of operations or cash flows.

In April 2018, we entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 million senior secured revolving credit facility (New Revolving Credit Facility) (collectively, the New Senior Secured Credit Facilities). The New Senior Secured Credit Facilities replace our senior secured debt under our existing credit agreement, the details of which are discussed further under the heading “Credit Facilities and Notes” within this MD&A and in “Note 23 – Subsequent Events” to the Interim Consolidated Financial Statements.

Our First Quarter 2018 Results and Business Highlights

Results of Operations

•	Our net sales for the three months ended March 31, 2018 amounted to $1.7 billion, representing a 20% increase when compared with net sales of $1.4 billion for the three months ended March 31, 2017.
•

Our net income attributable to Chemours for the three months ended March 31, 2018 amounted to $297 million, representing a 98% increase when compared with net income attributable to Chemours of $150 million for the three months ended March 31, 2017.

•

Our basic and diluted earnings per share (EPS) for the three months ended March 31, 2018 amounted to $1.63 per share and $1.58 per share, respectively, representing increases of approximately 100% when compared with basic and diluted EPS of $0.82 per share and $0.79 per share, respectively, for the three months ended March 31, 2017.

•

Our adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) for the three months ended March 31, 2018 amounted to $468 million, representing a 64% increase when compared with Adjusted EBITDA of $285 million for the three months ended March 31, 2017.

Our results of operations for the three months ended March 31, 2018 when compared with the same period in 2017 reflected a higher global average selling price and our customers’ preference for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, strong demand for OpteonTM refrigerants, higher price for our base refrigerant offerings, and increased demand and price for our fluoropolymer products within our Fluoroproducts segment, and solid demand for our Mining Solutions and Performance Chemicals and Intermediates products in our Chemical Solutions segment. Increases to our results of operations from the aforementioned items were partially offset by higher costs for certain raw materials and higher distribution expenses during the first quarter of 2018.

The Chemours Company

The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Net sales	$1,730	$1,437
Cost of goods sold	1,193	1,081
Gross profit	537	356
Selling, general, and administrative expense	143	150
Research and development expense	20	19
Restructuring, asset-related, and other charges, net	10	12
Total expenses	173	181
Equity in earnings of affiliates	12	7
Interest expense, net	(52)	(51)
Other income, net	57	42
Income before income taxes	381	173
Provision for income taxes	84	22
Net income	297	151
Less: Net income attributable to non-controlling interests	—	1
Net income attributable to Chemours	$297	$150

Per share data
Basic earnings per share of common stock	$1.63	$0.82
Diluted earnings per share of common stock	1.58	0.79

Net Sales

The following table sets forth the impact of price, volume, currency, and portfolio and/or other changes on our total net sales for the three months ended March 31, 2018.

Change in net sales from prior period	Three Months Ended March 31, 2018
Price	10%
Volume	6%
Currency	4%
Portfolio/other	—%
Total change in net sales	20%

Our net sales increased by $293 million, or 20%, to $1.7 billion for the three months ended March 31, 2018 when compared with $1.4 billion for the three months ended March 31, 2017. This increase reflected a 10% improvement in price, primarily attributable to our Titanium Technologies segment, and a 6% increase in volume, which was driven by higher demand in all of our segments. Additionally, our net sales benefitted 4% from favorable currency movement during the first quarter of 2018, primarily attributable to movements of the euro and the Japanese yen against the U.S. dollar.

Cost of goods sold

Our cost of goods sold increased by $112 million, or 10%, to $1.2 billion for the three months ended March 31, 2018 when compared with $1.1 billion for the three months ended March 31, 2017. This increase was primarily attributable to an increase in our net sales volume, as well as increased costs for certain raw materials, higher distribution expenses, and changes in product mix during the first quarter of 2018. This increase was partially offset by a reduction in costs associated with our transformation activities during the first quarter of 2017.

Selling, general, and administrative expense

Our selling, general, and administrative expense decreased by $7 million, or 5%, to $143 million for the three months ended March 31, 2018 when compared with $150 million for the three months ended March 31, 2017. This decrease was primarily attributable to a reduction in costs associated with our transformation activities during the first quarter of 2017, which was partially offset by increased costs for long-term employee-related compensation and higher environmental expenses during the first quarter of 2018.

The Chemours Company

Research and development expense

Our research and development expense was largely unchanged at $20 million and $19 million for the three months ended March 31, 2018 and 2017, respectively.

Restructuring, asset-related, and other charges, net

Our restructuring, asset-related, and other charges amounted to $10 million and $12 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, restructuring, asset-related, and other charges represented continued progress on our business process and information technology outsourcing efforts of $6 million, and $3 million in additional severance accruals under our 2017 restructuring program. Additionally, we incurred $1 million for decommissioning and dismantling-related charges related to the closure of our Reactive Metals Solutions (RMS) manufacturing facility in Niagara Falls, New York. For the three months ended March 31, 2017, restructuring, asset-related, and other charges represented decommissioning and dismantling-related charges of $5 million for the closure of our RMS manufacturing facility, $4 million for the closure of our TiO2 pigment manufacturing facility in Edge Moor, Delaware, and $3 million for the closure of certain of our production lines in the Fluoroproducts segment.

Interest expense, net

Our interest expense, net was largely unchanged at $52 million and $51 million for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, we incurred additional interest charges in connection with our offering of a $500 million aggregate principal amount of senior unsecured notes in May 2017, which was partially offset by increases in interest income and capitalized interest during the first quarter of 2018, as well as a reduction in interest charges attributable to the repricing of our senior secured term loans in April 2017.

Other income, net

Our other income, net amounted to $57 million and $42 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our other income, net was primarily attributable to a $42 million gain from the sale of our Linden, New Jersey site, and $7 million in non-operating pension and other post-retirement employee benefit income, primarily attributable to our pension plan in the Netherlands. For the three months ended March 31, 2017, our other income, net was primarily attributable to: a $12 million gain from the sale of our Edge Moor, Delaware site; a $4 million gain from the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones; $8 million in non-operating pension and other post-retirement employee benefit income, primarily attributable to our pension plan in the Netherlands; and, $5 million in foreign exchange gains, primarily attributable to a weakening of the U.S. dollar against the Mexican peso.

Provision for income taxes

Our provision for income taxes amounted to $84 million and $22 million for the three months ended March 31, 2018 and 2017, respectively, which represented effective income tax rates of 22% and 13%, respectively. The $62 million increase in our provision for income taxes for the three months ended March 31, 2018 when compared with the same period in 2017 was primarily attributable to increased profitability, changes in our geographic mix of earnings, and additional tax expense generated by certain provisions of U.S. tax reform, such as those resulting from Global Intangibles Low Tax Income.

The Chemours Company

Segment Reviews

Adjusted EBITDA is the primary measure of segment performance used by our Chief Operating Decision Maker (CODM) and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the component of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2018 and 2017 is included in “Non-GAAP Financial Measures” in this MD&A.

The following table sets forth our total Adjusted EBITDA by segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Fluoroproducts	$206	$155
Chemical Solutions	11	12
Titanium Technologies	294	159
Corporate and Other	(43)	(41)
Total Adjusted EBITDA	$468	$285

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Segment net sales	$732	$652
Adjusted EBITDA	206	155
Adjusted EBITDA margin	28%	24%

The Chemours Company

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Fluoroproducts segment’s net sales for the three months ended March 31, 2018.

Change in segment net sales from prior period	Three Months Ended March 31, 2018
Price	—%
Volume	8%
Currency	4%
Portfolio/other	—%
Total change in segment net sales	12%

Segment Net Sales

Segment net sales increased by $80 million, or 12%, for the three months ended March 31, 2018 when compared with the same period in 2017. This increase was primarily attributable to an 8% increase in volume, driven by the continued adoption of OpteonTM refrigerants, primarily in Europe and the U.S., as well as higher demand for our fluoropolymer products. Additionally, segment net sales benefitted 4% from favorable currency movement, primarily attributable to the euro and the Japanese yen against the U.S. dollar, while price remained flat during the first quarter of 2018.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $51 million, or 33%, and segment Adjusted EBITDA margin increased by approximately 400 basis points for the three months ended March 31, 2018 when compared with the same period in 2017. These increases were primarily attributable to the aforementioned increase in volume, which was partially offset by higher costs for certain raw materials, distribution expenses, product mix, and water treatment costs.

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Segment net sales	$144	$139
Adjusted EBITDA	11	12
Adjusted EBITDA margin	8%	9%

The Chemours Company

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Chemical Solutions segment’s net sales for the three months ended March 31, 2018.

Change in segment net sales from prior period	Three Months Ended March 31, 2018
Price	—%
Volume	3%
Currency	1%
Portfolio/other	—%
Total change in segment net sales	4%

Segment Net Sales

Segment net sales increased by $5 million, or 4%, for the three months ended March 31, 2018 when compared with the same period in 2017. This increase was primarily attributable to a 3% increase in volume, driven by higher demand for our Mining Solutions and Performance Chemicals and Intermediates products, and 1% from favorable currency movement.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $1 million, or 8%, and segment Adjusted EBITDA margin decreased by approximately 100 basis points for the three months ended March 31, 2018 when compared with the same period in 2017. These decreases were primarily attributable to higher raw materials costs, costs related to the construction of our new mining facility in Laguna, Mexico, and lower licensing income during the first quarter of 2018.

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Segment net sales	$854	$646
Adjusted EBITDA	294	159
Adjusted EBITDA margin	34%	25%

The Chemours Company

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2018.

Change in segment net sales from prior period	Three Months Ended March 31, 2018
Price	22%
Volume	5%
Currency	5%
Portfolio/other	—%
Total change in segment net sales	32%

Segment Net Sales

Segment net sales increased by $208 million, or 32%, for the three months ended March 31, 2018 when compared with the same period in 2017. This increase was primarily attributable to a 22% increase in price and a 5% increase in volume, driven by a higher global average selling price and our customers’ preference for Ti-PureTM TiO2 pigment. Additionally, segment net sales benefitted 5% from favorable currency movement, primarily attributable to the euro against the U.S. dollar.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $135 million, or 85%, and segment Adjusted EBITDA margin increased by approximately 900 basis points for the three months ended March 31, 2018 when compared with the same period in 2017. These increases were primarily attributable to the aforementioned increases in price and volume, which were partially offset by anticipated increases in costs for certain raw materials and higher distribution expenses.

Corporate and Other

Corporate costs and certain legal and environmental expenses that are not allocated to the segments, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the legal entity are reflected in Corporate and Other. Corporate and Other costs remain largely unchanged at $43 million and $41 million for the three months ended March 31, 2018 and 2017, respectively.

Growth Expectations and Outlook

On December 1, 2017, we held our first investor day, during which we described how we expect each of our businesses to contribute to our overall growth. For our Fluoroproducts segment, we are optimizing our fluorochemicals product mix with the expansion of OpteonTM refrigerants capacity and renewing our fluoropolymers portfolio through application development. For our Chemical Solutions segment, we are expanding our capacity to meet demand for our Mining Solutions products. For our Titanium Technologies segment, we are implementing a value stabilization strategy in order to seek to reduce volatility for our Ti-PureTM TiO2 pigment earnings. To the extent we are successful in implementing such plans, as to which no assurance can be given, we identified key financial targets through 2020, including goals for our future net sales growth, Adjusted EBITDA margin improvement, Adjusted EPS, Free Cash Flows (FCF), and Return on Invested Capital (ROIC). For further discussion regarding the risks associated with meeting our key financial targets for 2020 and the factors that may affect our ability to achieve these targets, see Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. For further discussion regarding our use of non-GAAP financial measures and reconciliations to their closest GAAP financial measures, see “Non-GAAP Financial Measures” within this MD&A.

We expect our earnings growth to meet or exceed our three-year targets. Our 2018 results will be driven by the expectation that (i) average prices for our TiO2 pigment will be above 2017 average prices, (ii) there will be continued transition to OpteonTM refrigerants, (iii) there will be increased demand for our fluoropolymer products, and (iv) there will be strong demand for our Mining Solutions products. We expect our capital expenditures to be between $475 million and $525 million, which will be driven largely by capital expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas and our Mining Solutions plant under construction in Laguna, Mexico. Our outlook for 2018 reflects our current visibility and expectations based on market factors, such as currency movements, TiO2 pigment pricing, and end-market demand, and our ability to meet these targets is subject to numerous risks, such as those described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, and borrowings under our debt financing arrangements, which are described in further detail below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments, (ii) return cash to shareholders through dividends and share repurchases, and (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings, or refinance our existing debt, could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

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

We anticipate making significant payments for interest, capital expenditures, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide us with sufficient liquidity over the next 12 months. The availability under our New Revolving Credit Facility, which is discussed further under the heading “Credit Facilities and Notes,” is subject to the last 12 months of consolidated EBITDA, as defined in the amended and restated credit agreement.

At March 31, 2018, we had total cash and cash equivalents of $1.4 billion, of which, $964 million was held by our foreign subsidiaries. All of our cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. Cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At March 31, 2018, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the U.S.; however, we continue to evaluate this assertion as a result of U.S. tax reform. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

No deferred tax liabilities have been recognized with regard to the $964 million of cash and cash equivalents held by our foreign subsidiaries at March 31, 2018, or on our undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution; however, due to the U.S. deemed repatriation transition tax as a result of U.S. tax reform, the incremental cost to repatriate earnings would be reduced if a distribution was made in the future.

Cash Flows

The following table sets forth a summary of our net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash provided by operating activities	$196	$41
Cash used for investing activities	(58)	(63)
Cash (used for) provided by financing activities	(271)	11

Operating Activities

We received $196 million and $41 million in cash flows from our operating activities for the three months ended March 31, 2018 and 2017, respectively. The $155 million increase in our operating cash inflows for the three months ended March 31, 2018 when compared with the same period in 2017 was primarily attributable to improvements in our net income, which amounted to $297 million and $151 million for the three months ended March 31, 2018 and 2017, respectively.

The Chemours Company

Investing Activities

We used $58 million and $63 million in cash flows for our investing activities for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our investing cash outflows were primarily attributable to capital expenditures of $102 million, which were partially offset by net proceeds of $39 million from the sale of assets and businesses, primarily associated with the sale of our Linden, New Jersey site, and $5 million in foreign exchange contract settlements, net. For the three months ended March 31, 2017, our investing cash outflows were primarily attributable to capital expenditures of $69 million and $3 million in foreign exchange contract settlements, net, which were partially offset by net proceeds of $9 million from the sale of assets and businesses, primarily associated with the sale of our Edge Moor, Delaware site.

Financing Activities

We used $271 million for, and received $11 million in cash flows from, our financing activities for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our financing cash outflows were primarily attributable to purchases of approximately 4,980,000 shares of our issued and outstanding common stock under our share repurchase program for $240 million, $31 million in payments for dividends during the first quarter of 2018, and $4 million in debt repayments for our senior secured term loans. For the three months ended March 31, 2017, our financing cash inflows were primarily attributable to $20 million in net proceeds from the exercise of employee stock options, which were partially offset by $5 million in payments for dividends during the first quarter of 2017, and $4 million in debt repayments for our senior secured term loans.

Current Assets

The following table sets forth the components of our current assets at March 31, 2018 and December 31, 2017.

(Dollars in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,434	$1,556
Accounts and notes receivable, net	1,083	919
Inventories	992	935
Prepaid expenses and other	75	83
Total current assets	$3,584	$3,493

Our accounts and notes receivable, net increased by $164 million, or 18%, to $1.1 billion at March 31, 2018 from $919 million at December 31, 2017. This increase was primarily attributable to an increase in our net sales during the first quarter of 2018 when compared with the fourth quarter of 2017.

Our inventories increased by $57 million, or 6%, to $992 million at March 31, 2018 from $935 million at December 31, 2017. This increase was primarily attributable to a build-up of inventory to meet anticipated demand, primarily in Europe and the U.S.

Our prepaid expenses and other was largely unchanged at $75 million and $83 million at March 31, 2018 and December 31, 2017, respectively.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2018 and December 31, 2017.

(Dollars in millions)	March 31, 2018	December 31, 2017
Accounts payable	$1,121	$1,075
Current maturities of long-term debt	14	15
Other accrued liabilities	487	558
Total current liabilities	$1,622	$1,648

Our accounts payable increased by $46 million, or 4%, to $1.1 billion at March 31, 2018 from $1.1 billion at December 31, 2017. This increase was primarily attributable to the timing of vendor payments.

Our current maturities of long-term debt was largely unchanged at $14 million and $15 million at March 31, 2018 and December 31, 2017, respectively.

The Chemours Company

Our other accrued liabilities decreased by $71 million, or 13%, to $487 million at March 31, 2018 from $558 million at December 31, 2017. This decrease was primarily attributable to a reduction in accrued compensation and employee-related costs, consistent with payments of accrued performance-related compensation during the first quarter of 2018, which was partially offset by an increase in accrued interest, consistent with the timing of our semi-annual interest payments on our senior unsecured notes.

Credit Facilities and Notes

Our credit agreement, as amended, provides for seven-year senior, secured term loans and a five-year, $750 million senior secured revolving credit facility (Revolving Credit Facility). The proceeds of any loans made under the Revolving Credit Facility can be used for capital expenditures, acquisitions, working capital needs, and other general corporate purposes. Availability under the Revolving Credit Facility is subject to certain covenant limitations. At March 31, 2018, the facility had a full borrowing capacity of $750 million, from which we had $106 million in letters of credit issued and outstanding.

On April 3, 2018, we entered into an amended and restated credit agreement that provides for the New Senior Secured Credit Facilities, which replaced our existing credit agreement. The senior secured term loan facility provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 million (New Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 million (New Euro Term Loan) (collectively, the New Term Loans). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay in full all outstanding amounts under our existing credit agreement, which amounted to $921 million and €393 million at March 31, 2018. The New Dollar Term Loan bears a variable interest rate equal to, at our election, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances.

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions and other transactions, as defined under the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on our total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, we are required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on our total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances.

The amended and restated credit agreement also modifies or eliminates certain provisions of our existing credit agreement, including certain negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, we are required to not exceed a maximum senior secured net leverage ratio of: (i) 2.50 to 1.00 in each quarter through June 30, 2018; (ii) 2.25 to 1.00 in each quarter through December 31, 2018; and, (iii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. Our minimum interest coverage ratio requirements under the existing credit agreement were eliminated in the amended and restated credit agreement. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the existing credit agreement. We were in compliance with our debt covenants at March 31, 2018.

Our obligations under the New Senior Secured Credit Facilities are guaranteed on a senior secured basis by all of our material domestic subsidiaries, which are also guarantors of our outstanding notes, subject to certain exceptions. The obligations under the New Senior Secured Credit Facilities are also, subject to certain exceptions, secured by a first priority lien on substantially all of our assets and substantially all of the assets of our wholly-owned, material domestic subsidiaries, including 100% of the stock of certain of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries.

The transaction resulted in a net prepayment of our total outstanding senior secured debt balances by approximately $75 million, based on the euro exchange rate on April 3, 2018. We are currently evaluating the accounting treatment for our amended and restated credit agreement, including the treatment of any related transaction costs.

The Chemours Company

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2018, total payment instructions from us amounted to $142 million. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at March 31, 2018 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

Information with respect to our guarantees is included in “Note 20 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required. Any remaining guarantees outstanding at March 31, 2018 were insignificant.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Critical Accounting Policies and Estimates” within MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the critical accounting policies and estimates set forth below, there have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09). The objective of this standard is to remove inconsistent practices with regard to revenue recognition between GAAP and International Financial Reporting Standards. The standard intends to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with the standard (collectively, Topic 606).

Effective January 1, 2018, we adopted the new revenue recognition guidance contained in Topic 606 using the modified retrospective transition method. With the adoption of Topic 606, we recognize revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. A contract with a customer exists when: (i) we enter into an enforceable agreement that defines each party’s rights regarding the goods or services to be transferred, and the related payment terms; (ii) the agreement has commercial substance; and, (iii) it is probable that we will collect the consideration to which we are entitled to in the exchange. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services to a customer and serves as the unit of account for Topic 606. The transaction price is the customary amount of consideration that we expect to be entitled to in exchange for a transfer of the promised goods or services to a customer, excluding any amounts collected by us on behalf of third-parties (e.g., sales and use taxes). Judgment is required to apply the principles-based, five-step model for revenue recognition outlined in Topic 606. Management is required to make certain estimates and assumptions about our contracts with customers, including, among others, the nature and extent of our performance obligations, our transaction price amounts and any allocations thereof, the critical events which constitute satisfaction of our performance obligations, and when control of any promised goods or services is transferred to our customers.

The Chemours Company

Our revenue from contracts with customers is reflected in the consolidated statements of operations as net sales, the vast majority of which represents product sales that consist of a single performance obligation. Product sales to customers are made under a purchase order (PO), or in certain cases, in accordance with the terms of a master services agreement (MSA) or similar arrangement, which documents the rights and obligations of each party to the contract. When a customer submits a PO for product or requests product under an MSA, a contract for a specific quantity of distinct goods at a specified price is created, and our performance obligation under the contract is satisfied when control of the product is transferred to the customer, which is indicated by shipment of the product and transfer of title and the risk of loss to the customer. Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The transaction price for product sales is generally the amount specified in the PO or in the request under an MSA; however, as is common in our industry, we offer variable consideration in the form of rebates, volume discounts, early payment discounts, pricing based on formulas or indices, price matching, and guarantees to certain customers. Such amounts are included in our estimated transaction price using either the expected value method or the most-likely amount, depending on the nature of the variable consideration included in the contract. We regularly assess our customers’ creditworthiness, and product sales are made based on established credit limits. Payment terms for our invoices are typically less than 90 days.

We also license the right to access certain of our trademarks to customers under specified terms and conditions in certain arrangements, which is recognized as a component of net sales in the consolidated statements of operations under Topic 606. Under such arrangements, we may receive a royalty payment for a trademark license that is entered into on a stand-alone basis or incorporated into an overall product sales arrangement. Royalty income is generally based on customer sales and recognized under the sales-based exception as the customer sale occurs. When minimum guaranteed royalty amounts are included in the transaction price, we recognize royalty income ratably over the license period for the minimum amount. When there is no consideration specified for the use of our trademark, the entire transaction price is recognized in connection with the transfer of control of product. Royalty income resulting from the right to use our technology is considered outside the scope of Topic 606 as it is not a part of our ongoing major or central activities, and consistent with past practice, is recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed upon terms, when performance obligations are satisfied, when collectability is reasonably assured, and when pricing is fixed or determinable.

Consistent with the fact that the vast majority of our payment terms are less than 90 days from the point at which control of the promised goods or services is transferred, no adjustments have been made for the effects of a significant financing component under Topic 606. Additionally, we have elected to recognize incremental costs associated with obtaining contracts as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less. Amounts billed to customers for shipping and handling fees are considered a fulfillment cost and are included in net sales, and the costs incurred by us for the delivery of goods are classified as a component of the cost of goods sold in the consolidated statements of operations.

The adoption of Topic 606 is not expected to have a material impact on our financial position, results of operations, or cash flows in future periods.

U.S. Income Tax Reform

In December 2017, the U.S. enacted new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law and includes numerous provisions that will affect businesses, such as: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, (ix) creating the global intangibles low-tax income inclusions.

We have performed preliminary analyses of the 2017 impacts of the Tax Act in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 118 (SAB No. 118), which allows us to record provisional amounts during a measurement period not to exceed one year from the enactment date. Under these preliminary analyses, we recorded additional GAAP tax benefits in the fourth quarter of 2017 amounting to $3 million. The impacts of the Tax Act may differ from our provisional estimates due to many factors, including, but not limited to, changes to our interpretation of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that we may take. For the three months ended March 31, 2018, we did not record any adjustments to our provisional estimates.

Management is still evaluating the effects of the Tax Act’s provisions on our consolidated financial statements; however, we expect to complete our analyses within the applicable measurement period, pursuant to SAB No. 118. As such, our provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to our financial position, results of operations, or cash flows.

The Chemours Company

Recent Accounting Pronouncements

See “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements for a discussion about our recent accounting pronouncements.

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

Environmental Remediation

Mainly because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that we may be required to indemnify pursuant to the separation-related agreements executed prior to our separation from DuPont.

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At March 31, 2018 and December 31, 2017, we recorded environmental remediation accruals of $254 million and $253 million, respectively, relating to these matters which, in management’s opinion, are appropriate based on existing facts and circumstances.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase (Investigation) to the active clean-up phase (Active Remediation), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (OM&M), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual payments related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (PRPs). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we, through DuPont, have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $510 million above the amount accrued at March 31, 2018. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position, results of operations, or cash flows at any given year, as such obligation can be satisfied or settled over many years. For additional information, refer to the “Environmental Matters” section of MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Chemours Company

While there are many remediation sites that contribute to the total environmental remediation accrual, the following table sets forth the sites that are the most significant.

(Dollars in millions)	March 31, 2018	December 31, 2017
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	18	19
East Chicago, Indiana	20	20
Pompton Lakes, New Jersey	54	55
USS Lead, East Chicago, Indiana	22	26
All other sites	128	121
Total accrued environmental remediation	$254	$253

The five sites listed above represent approximately 50% of our reserve as of March 31, 2018 and December 31, 2017. We expect to spend, in the aggregate, approximately $80 million over the next three years. For all other sites, we expect to spend approximately $90 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas. Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber, and blended tetraethyl lead with halo-carbon solvent/stabilizers. With our sale of the aniline production unit to The Dow Chemical Company (Dow) in 2016, we have no ongoing manufacturing operations on the site. Dow and Lucite International, Inc. (Lucite) remain as long-term manufacturing tenants.

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

The Chemours Company

East Chicago, Indiana

East Chicago is a former manufacturing facility owned by us in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the east branch of the Grand Calumet River, to the east and north by residential and commercial areas, and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia, and zinc products and inorganic agricultural chemicals beginning in 1892 until 1986. Organic chemical manufacturing began in 1944, consisting primarily of chlorofluorocarbons production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W. R. Grace Company (Grace) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

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

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (USS Lead) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to us in the 2015 separation-related agreement.

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

The environmental accrual for USS Lead is based on the Record of Decision (ROD) and Statement of Work currently in place for Zone 1 and Zone 3, as well as the current estimate of our share of the EPA’s Zone 2 clean-up cost. The EPA has announced its intent to reconsider the ROD for Zone 1, and the result of that review could increase or decrease our future obligations.

PFOA

See our discussion under the heading “PFOA” in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

The Chemours Company

Non-GAAP Financial Measures

We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (GAAP). To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges, net;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted Net Income is defined as our net income or loss, adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is presented on a diluted basis and is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding, accounting for the dilutive impact of our stock-based compensation awards. FCF is defined as our cash flows provided by operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted EBIT, divided by the average of our invested capital, which amounts to net debt plus equity.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Net income attributable to Chemours	$297	$150
Non-operating pension and other post-retirement employee benefit income	(7)	(8)
Exchange gains	—	(5)
Restructuring, asset-related, and other charges, net	10	12
Gain on sale of assets or businesses (1)	(42)	(16)
Legal and other charges (2)	4	7
Adjustments made to income taxes (3,5)	(5)	(10)
Provision for income taxes relating to reconciling items (4,5)	9	1
Adjusted Net Income	266	131
Net income attributable to non-controlling interests	—	1
Interest expense, net	52	51
Depreciation and amortization	70	71
All remaining provision for income taxes (5)	80	31
Adjusted EBITDA	$468	$285

Per share data
Basic earnings per share of common stock	$1.63	$0.82
Diluted earnings per share of common stock	1.58	0.79
Adjusted basic earnings per share of common stock	1.46	0.72
Adjusted diluted earnings per share of common stock	1.41	0.70

(1)

For the three months ended March 31, 2018, gain on sale includes a $42 million gain associated with the sale of our Linden, New Jersey site. For the three months ended March 31, 2017, gain on sale includes a $12 million gain associated with the sale of our Edge Moor, Delaware site and a $4 million gain associated with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones.

(2)	Includes litigation settlements, water treatment accruals, and other charges.

(3)

Includes the removal of certain discrete income tax impacts within our provision for income taxes. For the three months ended March 31, 2018 and 2017, the adjustment is primarily attributable to windfall benefits on our share-based payments of $5 million and $10 million, respectively.

(4)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and include both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

(5)	The total provision for income taxes reconciles to the amount reported in the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash flows provided by operating activities	$196	$41
Less: Purchases of property, plant, and equipment	(102)	(69)
Free Cash Flows	$94	$(28)

The Chemours Company

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents amounts for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Adjusted EBITDA (1)	$1,605	$979
Less: Depreciation and amortization (1)	(272)	(289)
Adjusted EBIT	1,333	690

Total debt	4,155	3,552
Total equity	1,002	358
Less: Cash and cash equivalents	(1,434)	(898)
Invested capital, net	$3,723	$3,012

Average invested capital (2)	$3,327	$3,257

Return on Invested Capital	40.1%	21.2%
(1)

Based on amounts for the trailing twelve months ended March 31, 2018 and 2017. Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2018 and 2017.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The Chemours Company

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

We enter into foreign currency forward contracts to minimize volatility in earnings related to the foreign exchange gains and losses resulting from remeasuring monetary assets and liabilities that we hold which are denominated in non-functional currencies. These derivatives are stand-alone and have not been designated as a hedge. At March 31, 2018, there were 20 foreign currency forward contracts outstanding, with an aggregate notional U.S. dollar equivalent of $547 million, the fair value of which amounted to $1 million of net unrealized loss. There were no foreign currency forward contracts outstanding at December 31, 2017. We recognized a net gain of $4 million and a net loss $1 million within other income, net of the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, related to our foreign currency forward contracts.

We designated our euro notes and our senior secured term loan denominated in euros as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. At the beginning of every quarter, we use the spot method to measure the effectiveness of the net investment hedge. We did not record any ineffectiveness for the three months ended March 31, 2018 or 2017. We recognized pre-tax losses of $34 million and $10 million on our net investment hedges within accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017, respectively.

Our risk management programs and the underlying exposure are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposure. See “Note 19 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Additional Information

See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information related to our utilization of financial instruments and an analysis of the sensitivity of these instruments. There have been no material changes in the market risks previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, other than as set forth above.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

As of March 31, 2018, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for property damage or personal injury. Information regarding certain of these matters is set forth below and in “Note 17 – Commitments and Contingent Liabilities” within the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 17 – Commitments and Contingent Liabilities” within the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 17 – Commitments and Contingent Liabilities” within the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D); and,
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D).

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

Dordrecht, Netherlands

We have received requests from the local environmental agency (DCMR, formerly under the jurisdiction of OZHZ), the Labor Inspectorate (iSZW), the Inspectorate for Environment and Transportation (ILT), and the Water Authority (RWS) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies will decide whether additional information is warranted. Since the publication of reports by the National Institute for Public Health and the Environment (RIVM) in May 2017 and iSZW in July 2017, no further documents related to these completed reports have been requested. We continue to cooperate with the authorities in responding to information requests related to a preliminary investigation initiated by a public prosecutor, although we have not received notice of any specific legal action.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Share Repurchase Program

On November 30, 2017, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity. Under the share repurchase program, shares of our common stock may be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our share repurchase program became effective on November 30, 2017 and continues through its expiration on December 31, 2020. The program may be suspended or discontinued at any time. All common shares purchased under the share repurchase program are held as treasury stock and are accounted for using the cost method. Our share repurchase program was announced to the public on December 1, 2017.

The following table sets forth the purchases of our issued and outstanding common stock under the share repurchase program for the three months ended March 31, 2018.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended January 31, 2018	654,241	$51.23	654,241	$350
Month ended February 28, 2018	1,124,196	50.06	1,124,196	294
Month ended March 31, 2018	3,200,715	48.44	3,200,715	139
Total	4,979,152	$49.17	4,979,152	$139
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

As of March 31, 2018, we have purchased a cumulative 7,365,558 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $361 million at an average share price of $49.05 per share. The aggregate amount of our common stock that remained available for repurchase at March 31, 2018 was $139 million.

Subsequent to March 31, 2018, we purchased an additional 764,786 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $39 million at an average price of $50.58 per share.

The Chemours Company

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the Company’s surface mine in Starke, Florida is included in Exhibit 95 to this report.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

See the “Exhibit Index” for the exhibits filed or incorporated by reference with/in this Quarterly Report on Form 10-Q.

The Chemours Company

EXHIBIT INDEX

Exhibit Number	Description
2.1

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

10.1

Amended and Restated Credit Agreement, dated as of April 3, 2018, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2018).

10.2*	The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors.

10.3*	Form of Deferred Stock Unit Terms for Nonemployee Directors under the Company’s Equity and Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

THE CHEMOURS COMPANY
(Registrant)

Date:	May 4, 2018

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)