Form 10-Q
period 2018-06-30
Chemours Co
filed 2018-08-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 176,845,099 shares of common stock, $0.01 par value, outstanding at July 30, 2018.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,816	$1,588	$3,546	$3,024
Cost of goods sold	1,259	1,150	2,452	2,230
Gross profit	557	438	1,094	794
Selling, general, and administrative expense	161	164	304	313
Research and development expense	20	21	40	41
Restructuring, asset-related, and other charges	10	6	20	18
Total other operating expenses	191	191	364	372
Equity in earnings of affiliates	10	10	22	17
Interest expense, net	(48)	(54)	(100)	(105)
Loss on extinguishment of debt	(38)	(1)	(38)	(1)
Other income, net	33	23	90	66
Income before income taxes	323	225	704	399
Provision for income taxes	41	64	125	87
Net income	282	161	579	312
Less: Net income attributable to non-controlling interests	1	—	1	1
Net income attributable to Chemours	$281	$161	$578	$311

Per share data
Basic earnings per share of common stock	$1.58	$0.87	$3.21	$1.69
Diluted earnings per share of common stock	1.53	0.84	3.11	1.64
Dividends per share of common stock	0.17	0.03	0.17	0.06

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$323	$(41)	$282	$225	$(64)	$161
Other comprehensive income (loss):
Unrealized gain (loss) on net investment hedge	48	(12)	36	(40)	10	(30)
Unrealized gain on cash flow hedge	7	(1)	6	—	—	—
Cumulative translation adjustment	(160)	—	(160)	84	—	84
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	13	—	13	(15)	3	(12)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	—	—	—
Amortization of actuarial loss	4	—	4	5	(1)	4
Defined benefit plans, net	16	—	16	(10)	2	(8)
Other comprehensive (loss) income	(89)	(13)	(102)	34	12	46
Comprehensive income	234	(54)	180	259	(52)	207
Less: Comprehensive income attributable to non-controlling interests	1	—	1	—	—	—
Comprehensive income attributable to Chemours	$233	$(54)	$179	$259	$(52)	$207

	Six Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$704	$(125)	$579	$399	$(87)	$312
Other comprehensive income (loss):
Unrealized gain (loss) on net investment hedge	13	(3)	10	(50)	10	(40)
Unrealized gain on cash flow hedge	7	(1)	6	—	—	—
Cumulative translation adjustment	(53)	—	(53)	189	—	189
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	5	—	5	(27)	6	(21)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	—	—	—
Amortization of actuarial loss	7	(1)	6	10	(2)	8
Defined benefit plans, net	11	(1)	10	(17)	4	(13)
Other comprehensive (loss) income	(22)	(5)	(27)	122	14	136
Comprehensive income	682	(130)	552	521	(73)	448
Less: Comprehensive income attributable to non-controlling interests	1	—	1	1	—	1
Comprehensive income attributable to Chemours	$681	$(130)	$551	$520	$(73)	$447

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,217	$1,556
Accounts and notes receivable, net	1,095	919
Inventories	1,013	935
Prepaid expenses and other	72	83
Total current assets	3,397	3,493
Property, plant, and equipment	8,718	8,511
Less: Accumulated depreciation	(5,613)	(5,503)
Property, plant, and equipment, net	3,105	3,008
Goodwill and other intangible assets, net	189	166
Investments in affiliates	172	173
Other assets	475	453
Total assets	$7,338	$7,293
Liabilities
Current liabilities:
Accounts payable	$1,175	$1,075
Current maturities of long-term debt	13	15
Other accrued liabilities	434	558
Total current liabilities	1,622	1,648
Long-term debt, net	3,960	4,097
Deferred income taxes	255	208
Other liabilities	476	475
Total liabilities	6,313	6,428
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 186,594,368 shares issued and 176,521,132 shares outstanding at June 30, 2018; 185,343,034 shares issued and 182,956,628 shares outstanding at December 31, 2017)	2	2
Treasury stock at cost (10,073,236 shares at June 30, 2018; 2,386,406 shares at December 31, 2017)	(500)	(116)
Additional paid-in capital	859	837
Retained earnings	1,127	579
Accumulated other comprehensive loss	(469)	(442)
Total Chemours stockholders’ equity	1,019	860
Non-controlling interests	6	5
Total equity	1,025	865
Total liabilities and equity	$7,338	$7,293

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2017	182,600,533	$2	—	$—	$789	$(114)	$(577)	$4	$104
Common stock issued - compensation plans	461,754	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,628,850	—	—	—	26	—	—	—	26
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(10)	—	—	—	(10)
Net income	—	—	—	—	—	311	—	1	312
Dividends paid	—	—	—	—	—	(11)	—	—	(11)
Other comprehensive income	—	—	—	—	—	—	136	—	136
Balance at June 30, 2017	184,691,137	$2	—	$—	$820	$186	$(441)	$5	$572

Balance at January 1, 2018	185,343,034	$2	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	355,707	—	—	—	—	—	—	—	—
Exercise of stock options, net	895,627	—	—	—	13	—	—	—	13
Purchases of treasury stock, at cost	—	—	7,699,241	(384)	—	—	—	—	(384)
Shares issued under employee stock purchase plan	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	578	—	1	579
Dividends paid	—	—	—	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	—	(27)	—	(27)
Balance at June 30, 2018	186,594,368	$2	10,073,236	$(500)	$859	$1,127	$(469)	$6	$1,025

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$579	$312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142	142
Asset-related charges	—	2
Gain on sale of assets and businesses	(45)	(14)
Equity in earnings of affiliates, net	6	(17)
Loss on extinguishment of debt	38	1
Amortization of debt issuance costs and issue discounts	7	7
Deferred tax provision	38	38
Other operating charges and credits, net	10	13
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(175)	(170)
Inventories and other operating assets	(96)	(43)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	35	(46)
Cash provided by operating activities	539	225
Cash flows from investing activities
Purchases of property, plant, and equipment	(228)	(138)
Acquisition of business, net	(37)	—
Proceeds from sale of assets and businesses, net	41	38
Foreign exchange contract settlements, net	(6)	2
Cash used for investing activities	(230)	(98)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	494
Debt repayments	(672)	(20)
Payments related to extinguishment of debt	(29)	(1)
Payments of debt issuance costs	(12)	(6)
Purchases of treasury stock, at cost	(394)	—
Proceeds from exercised stock options, net	13	26
Payments related to tax withholdings on vested restricted stock units	(6)	—
Payments of dividends	(61)	(11)
Cash (used for) provided by financing activities	(641)	482
Effect of exchange rate changes on cash and cash equivalents	(7)	18
(Decrease) increase in cash and cash equivalents	(339)	627
Cash and cash equivalents at January 1,	1,556	902
Cash and cash equivalents at June 30,	$1,217	$1,529

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$(1)	$(5)
Obligations incurred under build-to-suit lease arrangement	26	—

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

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

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim consolidated financial statements.

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

The provisions of ASU No. 2016-02 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The guidance includes a number of optional practical expedients that the Company may elect to apply. At adoption, the Company expects to recognize an increase in total assets and total liabilities resulting from the recognition of right-of-use assets and the related lease liabilities initially measured at the present value of its future operating lease payments. The impact of adopting ASU No. 2016-02 will depend on the Company’s lease portfolio as of the adoption date. The Company continues to evaluate the impacts of adopting this guidance on its financial position, results of operations, and cash flows, and is updating its systems, processes, and internal controls to meet the new reporting and disclosure requirements in ASU No. 2016-02.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU No. 2018-02), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings for any stranded tax effects resulting from U.S. tax reform. The amendments in this update also require certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position.

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

Effective January 1, 2018, Chemours adopted the new revenue recognition guidance contained in Topic 606 using the modified retrospective transition method. The Company elected to utilize a practical expedient allowed under the modified retrospective transition method to apply the new standard only to contracts that are not completed on the date of initial adoption. In applying this guidance, the Company evaluated its population of open contracts with customers on January 1, 2018 and determined that the impact of adopting Topic 606 was not material to its consolidated financial statements as a whole. No cumulative adjustment to the Company’s opening retained earnings balance was required. As a result of applying this new guidance, there are changes to the classification of certain amounts in the consolidated statements of operations. Certain royalty income amounts for trademark licensing arrangements that were previously reflected as a component of other income, net in the consolidated statements of operations will now be reflected as a component of net sales, which amounted to $1 and $3 for the three and six months ended June 30, 2018, respectively. Additionally, certain expenses related to the Company’s provision of technical services to customers that were previously reflected as a component of selling, general, and administrative expense in the consolidated statements of operations will now be reflected as a component of the cost of goods sold, which amounted to $1 and $2 for the three and six months ended June 30, 2018, respectively. Under the modified retrospective transition method, the Company’s comparative financial information as of and for the three and six months ended June 30, 2017 and as of December 31, 2017 has not been restated, and as such, continues to be reported using the accounting standards in effect during those time periods.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$1,815	$1	$1,816
Cost of goods sold	1,258	1	1,259
Gross profit	557	—	557
Selling, general, and administrative expense	162	(1)	161
Research and development expense	20	—	20
Restructuring, asset-related, and other charges	10	—	10
Total other operating expenses	192	(1)	191
Equity in earnings of affiliates	10	—	10
Interest expense, net	(48)	—	(48)
Loss on extinguishment of debt	(38)	—	(38)
Other income, net	34	(1)	33
Income before income taxes	323	—	323
Provision for income taxes	41	—	41
Net income	282	—	282
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$281	$—	$281

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$3,543	$3	$3,546
Cost of goods sold	2,450	2	2,452
Gross profit	1,093	1	1,094
Selling, general, and administrative expense	306	(2)	304
Research and development expense	40	—	40
Restructuring, asset-related, and other charges	20	—	20
Total other operating expenses	366	(2)	364
Equity in earnings of affiliates	22	—	22
Interest expense, net	(100)	—	(100)
Loss on extinguishment of debt	(38)	—	(38)
Other income, net	93	(3)	90
Income before income taxes	704	—	704
Provision for income taxes	125	—	125
Net income	579	—	579
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$578	$—	$578

The adoption of Topic 606 did not impact the Company’s consolidated balance sheets or consolidated statements of cash flows as of and for the six months ended June 30, 2018 and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows in future periods.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

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

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (ASU No. 2017-01), which changes the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. ASU No. 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, the result of which did not have a significant impact on its financial position, results of operations, or cash flows.

Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU No. 2017-07), which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The provisions of ASU No. 2017-07 are effective for fiscal years beginning after December 31, 2017, as well as interim periods within those fiscal years, and should be applied (i) retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and (ii) prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company adopted this guidance on January 1, 2018, which resulted in a reclassification of non-operating pension income from the operating expense captions of the consolidated statements of operations to other income, net for the three and six months ended June 30, 2017.

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the three months ended June 30, 2017.

	Three Months Ended June 30, 2017
		ASU No. 2017-07
	As Reported	Adjustments	As Reclassified
Net sales	$1,588	$—	$1,588
Cost of goods sold	1,147	3	1,150
Gross profit	441	(3)	438
Selling, general, and administrative expense	157	7	164
Research and development expense	21	—	21
Restructuring, asset-related, and other charges	6	—	6
Total other operating expenses	184	7	191
Equity in earnings of affiliates	10	—	10
Interest expense, net	(54)	—	(54)
Loss on extinguishment of debt	(1)	—	(1)
Other income, net	13	10	23
Income before income taxes	225	—	225
Provision for income taxes	64	—	64
Net income	161	—	161
Less: Net income attributable to non-controlling interests	—	—	—
Net income attributable to Chemours	$161	$—	$161

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
		ASU No. 2017-07
	As Reported	Adjustments	As Reclassified
Net sales	$3,024	$—	$3,024
Cost of goods sold	2,225	5	2,230
Gross profit	799	(5)	794
Selling, general, and administrative expense	301	12	313
Research and development expense	40	1	41
Restructuring, asset-related, and other charges	18	—	18
Total other operating expenses	359	13	372
Equity in earnings of affiliates	17	—	17
Interest expense, net	(105)	—	(105)
Loss on extinguishment of debt	(1)	—	(1)
Other income, net	48	18	66
Income before income taxes	399	—	399
Provision for income taxes	87	—	87
Net income	312	—	312
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$311	$—	$311

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) (ASU No. 2017-12), which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The provisions of ASU No. 2017-12 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted in any interim period. The amendments in this update are applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. The Company elected to adopt this guidance during the second quarter of 2018, the result of which did not have an impact on its financial position, results of operations, or cash flows.

Note 3. Significant Transactions and Events

Sale of Land in Linden, New Jersey

In March 2016, the Company entered into an agreement to sell a 210-acre plot of land that formerly housed a DuPont manufacturing site located in Linden, New Jersey. The land was assigned to Chemours in connection with its separation from DuPont, and the Company completed the sale in March 2018 for a gain of $42 and net cash proceeds of $39. As part of the sales agreement, the buyer has agreed to assume certain costs associated with ongoing environmental remediation activities at the site amounting to $3, which have been reflected as a component of prepaid expenses and other on the consolidated balance sheets. Chemours remains responsible for certain other ongoing environmental remediation activities at the site, which were previously accrued as a component of other liabilities on the consolidated balance sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Acquisition of ICOR International, Inc.

In April 2018, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Stock Purchase Agreement (SPA) to acquire all of the outstanding stock of ICOR International, Inc. (ICOR), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive refrigerant applications. Pursuant to the terms of the SPA, the Company paid $37 in total consideration at closing in the all-cash acquisition, which included customary working capital and other adjustments made within a specified time period. The acquisition of ICOR complements the Company’s existing portfolio of product offerings within the Fluoroproducts segment, as well as provides the Company with access to ICOR’s established customer base and assembled workforce.

The Company accounted for the acquisition of ICOR as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill within the Fluoroproducts segment, which represents the expected future benefits arising from the assembled workforce and other synergies to be realized from the acquisition of ICOR. The Company intends to elect to treat the acquisition of ICOR as an asset acquisition under the Internal Revenue Code, and as such, expects that all of the related goodwill will be deductible for federal income tax purposes.

The following table sets forth the Company’s preliminary fair value estimates of the assets acquired and liabilities assumed in the acquisition of ICOR. These amounts are subject to further adjustment as additional information is obtained during the applicable measurement period, which includes the finalization of a third-party appraisal. The Company expects to complete its assessment by the end of 2018.

	Estimated	Weighted-average
	Fair Value	Useful Life (Years)
Assets acquired:
Accounts receivable - trade	$4
Inventories	8
Property, plant, and equipment	1
Identifiable intangible asset:
Customer relationships	20	5
Total assets acquired	33
Liabilities assumed:
Accounts payable	1
Other accrued liabilities	1
Total liabilities assumed	2
Total identifiable net assets acquired	31
Goodwill	6
Net assets acquired	$37

The fair value of the customer relationships was determined using a discounted cash flows approach, which takes into account significant unobservable inputs and is a Level 3 fair value measurement within the fair value hierarchy. The use of this valuation methodology requires management to make various assumptions, including, but not limited to, assumptions about future profitability, cash flows, and discount rates applicable to the acquired business and, where applicable, market participants. These assumptions are based on management’s best estimates and include considerations related to management’s knowledge and experience, historical trends, general economic conditions, and other situational factors.

The Company’s consolidated financial statements include ICOR’s results of operations from April 2, 2018, the date of acquisition, through June 30, 2018. Net sales and net income attributable to Chemours contributed by ICOR during this period were not material to the Company’s or its Fluoroproducts segment’s results of operations. Acquisition-related expenses amounted to less than $1 during the three and six months ended June 30, 2018 and are included as a component of selling, general, and administrative expense in the consolidated statements of operations.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 4. Net Sales

Revenue Recognition

Prior to the adoption of Topic 606, Chemours recognized revenue when the earnings process was complete. Revenue for product sales was recognized when product was shipped to the customer in accordance with the terms of the agreement, when title and the risk of loss were transferred, when collectability was reasonably assured, and when pricing was fixed or determinable. Any payments received in advance were recorded as deferred revenue and recognized as shipments were made and title, ownership, and the risk of loss were transferred to the customer. The Company accrued for sales returns and other allowances based on its historical experience, with cash sales incentives reflected as a reduction in revenue and non-cash sales incentives reflected as a charge to the cost of goods sold recorded contemporaneously with the related revenue or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees were included in net sales, and the costs incurred by the Company for the delivery of goods were classified as a component of the cost of goods sold in the consolidated statements of operations. Taxes on revenue-producing transactions were excluded from net sales.

Licensing and royalty income was recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed-upon terms, when performance obligations were satisfied, when collectability was reasonably assured, and when pricing was fixed or determinable.

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

The Company’s revenue from contracts with customers is reflected in the consolidated statements of operations as net sales, the vast majority of which represents product sales that consist of a single performance obligation. Product sales to customers are made under a purchase order (PO), or in certain cases, in accordance with the terms of a master services agreement (MSA) or similar arrangement, which documents the rights and obligations of each party to the contract. When a customer submits a PO for product or requests product under an MSA, a contract for a specific quantity of distinct goods at a specified price is created, and the Company’s performance obligation under the contract is satisfied when control of the product is transferred to the customer, which is indicated by shipment of the product and the transfer of title and the risk of loss to the customer. Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The transaction price for product sales is generally the amount specified in the PO or in the request under an MSA; however, as is common in Chemours’ industry, the Company offers variable consideration in the form of rebates, volume discounts, early payment discounts, pricing based on formulas or indices, price matching, and guarantees to certain customers. Such amounts are included in the Company’s estimated transaction price using either the expected value method or the most-likely amount, depending on the nature of the variable consideration included in the contract. The Company regularly assesses its customers’ creditworthiness, and product sales are made based on established credit limits. Payment terms for the Company’s invoices are typically less than 90 days.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The Company also licenses the right to access certain of its trademarks to customers under specified terms and conditions in certain arrangements, which is recognized as a component of net sales in the consolidated statements of operations under Topic 606. Under such arrangements, the Company may receive a royalty payment for a trademark license that is entered into on a stand-alone basis or incorporated into an overall product sales arrangement. Royalty income is generally based on customer sales and recognized under the sales-based exception as the customer sale occurs. When minimum guaranteed royalty amounts are included in the transaction price, the Company recognizes royalty income ratably over the license period for the minimum amount. When there is no consideration specified for the use of the Company’s trademark, the entire transaction price is recognized in connection with the transfer of control of product. Royalty income resulting from the right to use the Company’s technology is considered outside the scope of Topic 606 as it is not a part of the Company’s ongoing major or central activities, and consistent with past practice, is recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed-upon terms at the point or points in time that performance obligations are satisfied.

Consistent with the fact that the vast majority of the Company’s payment terms are less than 90 days from the point at which control of the promised goods or services is transferred, no adjustments have been made for the effects of a significant financing component under Topic 606. Additionally, the Company has elected to recognize the incremental costs associated with obtaining contracts as an expense when incurred if the amortization period of the assets that the Company would have recognized is one year or less. Amounts billed to customers for shipping and handling fees are considered a fulfillment cost and are included in net sales, and the costs incurred by the Company for the delivery of goods are classified as a component of the cost of goods sold in the consolidated statements of operations.

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$310	$90	$239	$639
Asia Pacific	186	21	260	467
Europe, the Middle East, and Africa	249	5	245	499
Latin America (2)	56	37	118	211
Total net sales	$801	$153	$862	$1,816

Net sales by product group
Fluorochemicals	$444	$—	$—	$444
Fluoropolymers	357	—	—	357
Mining solutions	—	71	—	71
Performance chemicals and intermediates	—	82	—	82
Titanium dioxide and other minerals	—	—	862	862
Total net sales	$801	$153	$862	$1,816
(1)	Net sales are attributable to countries based on customer location.
(2)	Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$613	$172	$472	$1,257
Asia Pacific	338	41	503	882
Europe, the Middle East, and Africa	471	9	492	972
Latin America (2)	110	75	250	435
Total net sales	$1,532	$297	$1,717	$3,546

Net sales by product group
Fluorochemicals	$838	$—	$—	$838
Fluoropolymers	694	—	—	694
Mining solutions	—	137	—	137
Performance chemicals and intermediates	—	160	—	160
Titanium dioxide and other minerals	—	—	1,717	1,717
Total net sales	$1,532	$297	$1,717	$3,546
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$1,010	$847
Customer rebates	58	83

(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and is net of allowances for doubtful accounts of $5 at June 30, 2018 and December 31, 2017. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at June 30, 2018 and December 31, 2017 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the six months ended June 30, 2018 were not significant. For the three and six months ended June 30, 2018, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts at June 30, 2018 or December 31, 2017.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s MSA or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2018, Chemours had $85 of remaining performance obligations. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue in 2018, an additional 25% in 2019, and the balance thereafter. The Company applies the practical expedient in Topic 606 and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2018 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring and other charges:
Employee separation charges	$3	$—	$6	$—
Decommissioning and other charges	6	6	13	18
Total restructuring and other charges	9	6	19	18
Asset-related and other charges	1	—	1	—
Total restructuring, asset-related, and other charges	$10	$6	$20	$18

The following table sets forth the impacts of the Company’s restructuring and other charges to segment earnings for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Plant and product line closures:
Fluoroproducts	$—	$1	$—	$3
Chemical Solutions	2	5	3	11
Titanium Technologies	—	—	—	4
Corporate and Other	1	—	1	—
Total plant and product line closures	3	6	4	18
2017 Restructuring Program:
Fluoroproducts	2	—	5	—
Chemical Solutions	1	—	1	—
Corporate and Other	3	—	9	—
Total 2017 Restructuring Program	6	—	15	—
Total restructuring and other charges	$9	$6	$19	$18

Plant and Product Line Closures

In August 2015, in an effort to improve the profitability of the Company’s Fluoroproducts segment, management approved the closure of certain production lines in the segment’s U.S. manufacturing plants. For the three and six months ended June 30, 2017, the Company recorded additional decommissioning and dismantling-related charges of $1 and $3, respectively, for certain of these production lines. At December 31, 2017, the Company had substantially completed all actions related to the restructuring activities for certain of its production lines, which amounted to $17 in the aggregate, excluding non-cash asset-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

In the fourth quarter of 2015, the Company announced the completion of the strategic review of its Reactive Metals Solutions (RMS) business and management’s decision to stop production at its Niagara Falls, New York manufacturing plant. The RMS plant had approximately 200 employees and contractors impacted by this action, and production stopped at the plant in September 2016, when the Company immediately began actions to decommission the plant. The Company recorded additional decommissioning and dismantling-related charges of $2 and $3 for the three and six months ended June 30, 2018, respectively, and $5 and $11 for the three and six months ended June 30, 2017, respectively. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through the end of 2021, which will be expensed as incurred. As of June 30, 2018, the Company incurred, in the aggregate, $34 in restructuring charges related to these activities, excluding non-cash asset-related charges.

In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing plant. The Edge Moor plant produced TiO2 pigment for use in the paper industry and certain other applications where demand had steadily declined, resulting in under-used capacity at the plant. In addition, the Company permanently closed one under-used TiO2 pigment production line at its New Johnsonville, Tennessee plant. The Company stopped production at its Edge Moor plant in September 2015, and immediately began decommissioning the plant. For the six months ended June 30, 2017, the Company recorded additional decommissioning and dismantling-related charges of $4. The Company completed these activities in 2017, which amounted to $60 in the aggregate, excluding non-cash asset-related charges. The Company sold the land where the plant was located for $10 in the first quarter of 2017.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont. For the three and six months ended June 30, 2018, the Company incurred $1 in decommissioning and dismantling-related charges associated with these efforts. The Company expects to incur approximately $30 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred.

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

In 2017, the Company also announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP will receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees will separate from the Company by the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP will be recognized over the period that each participating employee continues to provide service to Chemours.

For the three and six months ended June 30, 2018, the Company recorded additional charges of $6 and $15, respectively, related to its 2017 program. No such charges were recorded for the three months and six months ended June 30, 2017. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $47 at June 30, 2018.

As a result of its 2017 program, the Company expects to incur charges for restructuring-related activities and termination benefits ranging from $10 to $15 through the end of 2018, which will be expensed as incurred.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2018.

	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	Titanium Technologies Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	Total
Balance at December 31, 2017	$—	$2	$1	$1	$23	$27
Charges to income	—	—	—	—	6	6
Payments	—	(1)	—	(1)	(11)	(13)
Balance at June 30, 2018	$—	$1	$1	$—	$18	$20

At June 30, 2018, there are no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Leasing, contract services, and miscellaneous income (1)	$20	$8	$22	$17
Royalty income (2)	1	5	7	10
Gain (loss) on sale of assets and businesses (3)	3	(2)	45	14
Exchange gains, net (4)	2	2	2	7
Non-operating pension and other post-retirement employee benefit income	7	10	14	18
Total other income, net	$33	$23	$90	$66
(1)

Leasing, contract services, and miscellaneous income includes European Union quota authorization sales of $18 for the three and six months ended June 30, 2018, and $6 for the three and six months ended June 30, 2017.

(2)

Royalty income for the three and six months ended June 30, 2018 is primarily from technology licensing. Royalty income for the three and six months ended June 30, 2017 is primarily from technology and trademark licensing.

(3)

For the three months ended June 30, 2018, gain on sale includes a $3 gain associated with the sale of the Company’s East Chicago, Indiana site. For the six months ended June 30, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sale of the Company’s East Chicago and Linden, New Jersey sites, respectively. For the three months ended June 30, 2017, loss on sale includes a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016. For the six months ended June 30, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016.

(4)	Exchange gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.

Note 7. Income Taxes

For the three months ended June 30, 2018 and 2017, Chemours recorded provisions for income taxes of $41 and $64, resulting in effective income tax rates of approximately 13% and 28%, respectively. For the six months ended June 30, 2018 and 2017, Chemours recorded provisions for income taxes of $125 and $87, resulting in effective income tax rates of approximately 18% and 22%, respectively. The change in the Company’s provision for income taxes for the three months ended June 30, 2018 was primarily attributable to $10 in income tax benefits related to the Company’s loss on debt extinguishment, $5 in income tax benefits related to windfalls on share-based payments, and the Company’s geographic mix of earnings, which were somewhat offset by increased profitability. The change in the Company’s provision for income taxes for the six months ended June 30, 2018 was primarily attributable to increased profitability, $10 in income tax expenses related to asset sales that took place in the first quarter of 2018, and $12 in income tax expenses related to the impact of certain U.S. tax reform provisions. The aforementioned increases to the Company’s provision for income taxes were somewhat offset by $10 in income tax benefits related to the Company’s loss on debt extinguishment, $10 in income tax benefits related to windfalls on share-based payments, and the Company’s geographic mix of earnings.

In connection with the new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (Tax Act), the Company recorded provisional estimates for U.S. tax reform in its provision for income taxes for the year ended December 31, 2017, amounting to a net benefit of $3. Staff Accounting Bulletin No. 118 (SAB No. 118) issued by the U.S. Securities and Exchange Commission (SEC) allows registrants to record provisional estimates for the Tax Act during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. The impacts of the Tax Act may differ from the Company’s provisional estimates due to many factors, including, but not limited to, changes to its interpretations of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that the Company may take.

For the three and six months ended June 30, 2018, the Company has not recorded any adjustments to its provisional estimates. The Company is still evaluating the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB No. 118. As such, the Company’s provisional estimates for the Tax Act could change significantly within this period, resulting in a material impact to its financial position, results of operations, or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

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

Note 8. Earnings Per Share of Common Stock

The following table sets forth reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (EPS) calculations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Chemours	$281	$161	$578	$311
Denominator:
Weighted-average number of common shares outstanding - basic	177,798,484	185,069,436	179,922,433	184,243,461
Dilutive effect of the Company’s employee compensation plans	6,022,757	6,057,203	6,142,986	5,899,412
Weighted-average number of common shares outstanding - diluted	183,821,241	191,126,639	186,065,419	190,142,873

Basic earnings per share of common stock	$1.58	$0.87	$3.21	$1.69
Diluted earnings per share of common stock	1.53	0.84	3.11	1.64

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average number of stock options	—	2,216	—	85,667

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2018 and December 31. 2017.

	June 30, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$1,010	$847
VAT, GST, and other taxes (2)	63	54
Other receivables (3)	22	18
Total accounts and notes receivable, net	$1,095	$919
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and is net of allowances for doubtful accounts of $5 at June 30, 2018 and December 31, 2017. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (VAT) and goods and services tax (GST) for various jurisdictions.
(3)	Other receivables consist of notes receivable, advances, the fair value of derivative assets, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was not significant for the three and six months ended June 30, 2018 and 2017.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Finished products	$689	$648
Semi-finished products	171	164
Raw materials, stores, and supplies	356	313
Inventories before LIFO adjustment	1,216	1,125
Less: Adjustment of inventories to LIFO basis	(203)	(190)
Total inventories	$1,013	$935

Inventory values, before last-in, first-out (LIFO) adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $532 and $509, or 44% and 45%, of inventories before the LIFO adjustments at June 30, 2018 and December 31, 2017, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Equipment	$6,986	$6,961
Buildings	879	875
Construction-in-progress	703	520
Land	114	119
Mineral rights	36	36
Property, plant, and equipment	8,718	8,511
Less: Accumulated depreciation	(5,613)	(5,503)
Total property, plant, and equipment, net	$3,105	$3,008

Depreciation expense amounted to $70 and $139 for the three and six months ended June 30, 2018, respectively, and $68 and $136 for the three and six months ended June 30, 2017, respectively. Property, plant, and equipment, net includes gross assets under capital leases of $7 at June 30, 2018 and December 31, 2017, and a build-to-suit lease asset of $34 and $8 at June 30, 2018 and December 31, 2017, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Capitalized repair and maintenance costs	$121	$117
Pension assets (1)	275	260
Deferred income taxes	44	40
Miscellaneous (2)	35	36
Total other assets	$475	$453
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
(2)

Miscellaneous primarily includes deferred issuance costs related to the Company’s senior secured revolving credit facility of $10 and $9 at June 30, 2018 and December 31, 2017, respectively, and Company-owned life insurance policies on former key executives of a U.S. subsidiary. These life insurance policies have a cash surrender value of $66 and $64 at June 30, 2018 and December 31, 2017, respectively, and are presented net of outstanding loans from the policy issuer of $65 and $63 at June 30, 2018 and December 31, 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Trade payables	$1,147	$1,008
Dividends payable (1)	—	31
VAT and other payables	28	36
Total accounts payable	$1,175	$1,075
(1)	Represents a $0.17 per share dividend declared in December 2017, which was paid on March 15, 2018 to the Company’s shareholders of record as of the close of business on February 15, 2018.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Compensation and other employee-related costs	$100	$174
Employee separation costs (1)	20	27
Accrued litigation (2)	15	13
Environmental remediation (2)	67	66
Income taxes	77	58
Customer rebates	58	83
Deferred income	5	8
Accrued interest	19	24
Miscellaneous (3)	73	105
Total other accrued liabilities	$434	$558
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring and other activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 17 – Commitments and Contingent Liabilities.”
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 15. Debt

The following table sets forth the components of the Company’s debt at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$923
Tranche B-1 Euro Term Loan due May 2022 (€395 at December 31, 2017)	—	469
Tranche B-2 Dollar Term Loan due May 2025	898	—
Tranche B-2 Euro Term Loan due May 2025 (€349 at June 30, 2018)	406	—
Senior unsecured notes:
6.625% due May 2023	908	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at December 31, 2017)	—	350
4.000% due May 2026 (€450 at June 30, 2018)	523	—
5.375% due May 2027	500	500
Capital lease obligations	2	3
Build-to-suit lease obligation	34	8
Total debt	4,021	4,161
Less: Unamortized issue discounts	(11)	(8)
Less: Unamortized debt issuance costs	(37)	(41)
Less: Current maturities of long-term debt	(13)	(15)
Total long-term debt, net	$3,960	$4,097

Senior Secured Credit Facilities

On April 3, 2017, the Company completed an amendment to its then-existing credit agreement which provided for seven-year, senior secured term loans and a five-year, $750 senior secured revolving credit facility (Prior Revolving Credit Facility) (collectively, the Prior Senior Secured Credit Facilities). The senior secured term loan facility under the Prior Senior Secured Credit Facilities provided for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $940 (Prior Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €400 (Prior Euro Term Loan) (collectively, the Prior Term Loans). On April 3, 2018, the Company entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (New Revolving Credit Facility) (collectively, the New Senior Secured Credit Facilities). The New Senior Secured Credit Facilities replaced, in full, the Company’s obligations under the Prior Senior Secured Credit Facilities, and is subject to a springing maturity in the event that the senior unsecured notes due in May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

The senior secured term loan facility under the New Senior Secured Credit Facilities provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 (New Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 (New Euro Term Loan) (collectively, the New Term Loans). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay, in full, all outstanding amounts under the Prior Senior Secured Credit Facilities, which amounted to $921 for the Prior Dollar Term Loan and €393 for the Prior Euro Term Loan. The New Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions and other transactions, as defined in the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances.

There were no borrowings under the New Revolving Credit Facility at June 30, 2018 or under the Prior Revolving Credit Facility at December 31, 2017. Issued and outstanding letters of credit under the New Revolving Credit Facility amounted to $105 at June 30, 2018. Issued and outstanding letters of credit under the Prior Revolving Credit Facility amounted to $101 at December 31, 2017. At June 30, 2018, the effective interest rates on the New Dollar Term Loan and the New Euro Term Loan were 3.85% and 2.50%, respectively, and commitment fees on the New Revolving Credit Facility were assessed at a rate of 0.10% per annum. In connection with the issuance of the New Senior Secured Credit Facilities, the Company incurred a loss on debt extinguishment of $3 for the three and six months ended June 30, 2018.

The amended and restated credit agreement also modifies or eliminates certain provisions of the Company’s prior credit agreement, including certain negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of: (i) 2.50 to 1.00 in each quarter through June 30, 2018; (ii) 2.25 to 1.00 in each quarter through December 31, 2018; and, (iii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. The Company’s minimum interest coverage ratio requirements under the prior credit agreement were eliminated in the amended and restated credit agreement. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the prior credit agreement. The Company was in compliance with its debt covenants at June 30, 2018.

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

Senior Unsecured Notes

Senior Unsecured Notes due May 2023

On May 21, 2018, the Company commenced two all-cash tender offers to purchase: (i) up to $250 of the outstanding 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (2023 Dollar Notes), for a purchase price of $1,052.50 per $1,000.00 of principal amount through an early tender deadline of June 4, 2018, and $1,022.50 per $1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Dollar Tender Offer); and, (ii) any and all of the outstanding 6.125% senior unsecured notes due May 2023, denominated in euros (2023 Euro Note) (collectively, the 2023 Notes), for a purchase price of €1,048.75 per €1,000.00 of principal amount through an early tender deadline of June 4, 2018, and €1,018.75 per €1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Euro Tender Offer) (collectively, the Tender Offers).

The Company completed the Dollar Tender Offer on June 6, 2018 for an aggregate purchase price of $264, inclusive of an early participation premium of $13 and accrued interest of $1. The Company completed the Euro Tender Offer on June 8, 2018 for an aggregate purchase price of €310, inclusive of an early participation premium of €14 and accrued interest of €1. In connection with the Euro Tender Offer, the Company received consents from the holders of a majority of the aggregate principal amount of the 2023 Euro Notes to amend certain provisions of the indenture governing the 2023 Euro Notes, thereby allowing the Company to call and redeem the remaining 2023 Euro Notes outstanding upon two business days’ notice to the noteholders. On June 8, 2018, the Company completed the redemption of the remaining outstanding 2023 Euro Notes that were not purchased pursuant to the Euro Tender Offer. The Tender Offers and the redemption of the 2023 Euro Notes were funded with the proceeds of the offering of the 2026 Euro Notes (defined below) and cash on hand.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes due May 2026

On June 6, 2018, the Company issued, in an underwritten public offering, 4.000% senior unsecured notes due May 2026, denominated in euros, in an aggregate principal amount of €450 (2026 Euro Notes). The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. Pursuant to the terms of the indenture governing the 2026 Euro Notes, the Company is obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, the Company may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding the redemption date. The guarantees of the 2026 Euro Notes will rank equally with all other senior indebtedness of the guarantors. The 2026 Euro Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is, by its terms, expressly subordinated in right of payment to the 2026 Euro Notes. The 2026 Euro Notes are subordinated to indebtedness under the New Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

The Company received net proceeds of €445 from the offering of the 2026 Euro Notes, which, together with cash on hand, were used to purchase or redeem, as the case may be, the 2023 Notes pursuant to the Tender Offers and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, the Company incurred a loss on extinguishment of $35 for the three and six months ended June 30, 2018.

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (UD) in Newark, Delaware (The Chemours Discovery Hub). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through June 30, 2018, project costs paid by the owner-lessor amounted to $34. Construction of The Chemours Discovery Hub is expected to be completed by early 2020.

Maturities

The Company has required quarterly payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Principal maturities on the New Senior Secured Credit Facilities over the next five years are approximately $7 for the remainder of 2018, approximately $13 in each year from 2019 to 2022, and $1,245 in 2023 and beyond. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. Debt maturities related to the Company’s senior unsecured notes in 2023 and beyond will be $2,681.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$—	$923	$928
Tranche B-1 Euro Term Loan due May 2022 (€395 at December 31, 2017)	—	—	469	471
Tranche B-2 Dollar Term Loan due May 2025	898	897	—	—
Tranche B-2 Euro Term Loan due May 2025 (€349 at June 30, 2018)	406	406	—	—
Senior unsecured notes:
6.625% due May 2023	908	953	1,158	1,228
7.000% due May 2025	750	805	750	816
6.125% due May 2023 (€295 at December 31, 2017)	—	—	350	373
4.000% due May 2026 (€450 at June 30, 2018)	523	522	—	—
5.375% due May 2027	500	484	500	521
Total senior debt	3,985	$4,067	4,150	$4,337
Less: Unamortized issue discounts	(11)		(8)
Less: Unamortized debt issuance costs	(37)		(41)
Total senior debt, net	$3,937		$4,101

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Environmental remediation (1)	$180	$187
Employee-related costs (2)	128	123
Accrued litigation (1)	52	48
Asset retirement obligations	45	43
Deferred income	5	6
Miscellaneous (3)	66	68
Total other liabilities	$476	$475
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 17 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $50 and $52 at June 30, 2018 and December 31, 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 17. Commitments and Contingent Liabilities

Litigation

The Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. Except for the litigation specific to PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), GenX (defined below), and other perfluorinated and polyfluorinated compounds for which separate assessments are provided below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours. Matters that are not discussed herein are, in the opinion of management, immaterial both individually and in the aggregate with respect to the Company’s financial position, results of operations, or cash flows.

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At June 30, 2018 and December 31, 2017, there were approximately 1,600 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At June 30, 2018 and December 31, 2017, Chemours had an accrual of $38 related to this matter. Chemours reviews this estimate and its related assumptions quarterly.

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. As of June 30, 2018 and December 31, 2017, there were 17 cases pending against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

A benzene case (Hood v. DuPont) was tried to a verdict in Texas state court on October 20, 2015. Plaintiffs alleged that Mr. Hood’s Acute Myelogenous Leukemia was the result of 24 years of occupational exposure to trace benzene found in DuPont automotive paint products and that DuPont negligently failed to warn him that its paints, reducers, and thinners contained benzene that could cause cancer or leukemia. The jury found in the plaintiffs’ favor, awarding $6.9 in compensatory damages and $1.5 in punitive damages. In March 2016, acting on the Company’s motion, the court struck the punitive award. Through DuPont, Chemours filed an appeal on the remaining award based upon substantial errors made at the trial court level. Plaintiffs filed a cross appeal. In May 2018, the appeals court reversed the verdict and rendered a decision in favor of DuPont.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Chemours maintains accruals of $20 and $14 related to the PFOA matters discussed below at June 30, 2018 and December 31, 2017, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded an accrual of $335 at December 31, 2016, which was paid in installments of $15 and $320 during the second and third quarters of 2017, respectively.

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

In February 2018, the State of Ohio initiated litigation against DuPont regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and seeks damages including remediation and other costs and punitive damages. This action is in its early stages, and it is not possible at this point to predict the timing, course, or outcome.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, DuPont put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed director of medical monitoring established the program to implement the medical panel’s recommendations, and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing, and associated payments to service providers are being disbursed from the escrow account. The Company may place additional funds into the escrow account from time to time, as necessary. As of June 30, 2018, approximately $1.2 has been disbursed from the escrow account related to medical monitoring. While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of June 30, 2018.

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

(Dollars in millions, except per share amounts and par values)

Settlement of MDL between DuPont and MDL Plaintiffs

In March 2017, DuPont entered into an agreement with the MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (MDL Settlement). The total settlement amount is $670.7 in cash, with half paid by Chemours and half paid by DuPont. DuPont’s payment was not subject to indemnification or reimbursement by Chemours, and Chemours accrued $335 associated with this matter at December 31, 2016. In exchange for payment of the total settlement amount, DuPont and Chemours received a complete release of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. By September 30, 2017, Chemours had paid the full $335 accrued under the MDL Settlement.

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

The MDL Settlement does not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, personal injury cases have been filed in West Virginia, Ohio, and New York courts. The New York matters, which are not part of the Leach class, are brought by three individual plaintiffs alleging negligence and other claims in the release of perfluorinated compounds, including PFOA, into drinking water, and seeking compensatory and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

PFOA Summary

Chemours accrued $335 associated with the MDL Settlement at December 31, 2016, of which, all $335 had been paid by December 31, 2017. There could be additional lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA, or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

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

GenX and Other Perfluorinated and Polyfluorinated Compounds

Governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer Acid) and perfluorinated and polyfluorinated compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River, groundwater, and air. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. The Company has commenced capturing and separately disposing process wastewater from the Fayetteville facility and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities, including responding to federal grand jury subpoenas issued in connection with an ongoing investigation being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environment and Natural Resources Division of the U.S. Department of Justice.

In September 2017, the North Carolina Department of Environmental Quality (NC DEQ) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief including abatement and site correction. A partial consent order was entered partially resolving the state’s action in return for the Company’s agreement to continue and supplement the voluntary wastewater-disposal measures it had previously commenced and to provide certain information. In November 2017, NC DEQ informed the Company that it was suspending the process wastewater discharge permit for the Fayetteville facility. The Company thereafter commenced the capture and separate disposal of all process wastewater from the Fayetteville facility related to the Company’s own operations. In April 2018, the North Carolina Department of Air Quality (NC DAQ) issued a 60-day Notice of Intent to modify the Fayetteville site’s air emissions permit to ensure that air emissions do not contribute or cause violations of groundwater rules and amended its complaint regarding air emissions and groundwater. In June 2018, the State of North Carolina filed a status report containing a draft injunctive order. The Company believes it has meritorious defenses to a request by the State for the draft injunctive order and continues to take action in response to these issues and will continue to attempt to reach final resolution. It is possible that issues relating to groundwater deposition and/or air emissions could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications. If such issues arise, or if an order conforming to the draft injunctive order filed by the State were entered by the court, these events could adversely affect the facility’s continued operations.

Civil actions have been filed against the Company and DuPont in North Carolina federal court relating to discharges from the Fayetteville site. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and an action by private well owners seeking compensatory and punitive damages. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges and certain entities provided notice of their intent to file citizen suits against the Company alleging violations of the Clean Water Act and/or the Toxic Substances Control Act. The Company believes it has valid defenses to such litigation including that the discharges did not impact the safety of drinking water or cause any damages or injury.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

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

At June 30, 2018 and December 31, 2017, the consolidated balance sheets included liabilities relating to these matters of $247 and $253, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (OM&M) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $500 above the amount accrued at June 30, 2018.

For the six months ended June 30, 2018 and 2017, Chemours incurred environmental remediation expenses of $24 and $18, respectively.

Based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the Company’s financial position, results of operations, or cash flows in any given year, as such obligation can be satisfied or settled over many years.

Sale of East Chicago, Indiana

On June 29, 2018, the Company sold its East Chicago, Indiana site to a third-party for $1. In connection with the sale, the buyer has agreed to assume all costs associated with environmental remediation activities at the site in excess of $21, which will remain the responsibility of Chemours. At June 30, 2018, the Company has accrued the full $21, and will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed. The Company recognized a gain of $3 on the sale, which includes the purchase price of $1, plus $2 in environmental remediation liabilities that were assumed by the buyer on the occurrence of the sale.

Note 18. Equity

On November 30, 2017, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $500, plus any associated fees or costs in connection with the Company’s share repurchase activity (2017 Share Repurchase Program). Under the 2017 Share Repurchase Program, shares of Chemours’ common stock were purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2017 Share Repurchase Program became effective on November 30, 2017. On May 31, 2018, the Company completed the aggregate $500 in authorized purchases of Chemours’ issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and are accounted for using the cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 19. Financial Instruments

Derivative Instruments

Objectives and Strategies for Holding Derivative Instruments

In the ordinary course of business, Chemours enters into contractual arrangements (i.e., derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management. This program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program operates within Chemours’ financial risk management policies and guidelines.

Net Monetary Assets and Liabilities Hedge - Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. Except as described below, these derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present the derivative assets and liabilities on a gross basis on its consolidated balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occurred. Gains and losses on the Company’s derivative instruments are intended to be offset by any gains or losses on the underlying asset or liability.

At June 30, 2018, there were 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $567 and an average maturity of one month. There were no foreign currency forward contracts outstanding at December 31, 2017. Chemours recognized in other income, net of the consolidated statements of operations, net losses of $8 and $5 for the three and six months ended June 30, 2018, respectively, and net gains of $8 and $7 for the three and six months ended June 30, 2017, respectively.

Cash Flow Hedge - Foreign Currency Forward Contracts

Beginning in the second quarter of 2018, Chemours has elected to enter certain qualifying foreign currency forward contracts under a cash flow hedge program. The objective of the Company’s cash flow hedge program is to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of its international subsidiaries that use the euro as their functional currency. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to the cost of goods sold in the consolidated statements of operations during the period in which the underlying transaction affects earnings, or when it becomes probable that the forecasted transaction will not occur.

At June 30, 2018, there were 31 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $151 and an average maturity of six months. The Company recognized a pre-tax gain of $7 for the three and six months ended June 30, 2018 on its cash flow hedge within accumulated other comprehensive loss. No amounts were reclassified to the costs of goods sold from accumulated other comprehensive loss during the three and six months ended June 30, 2018.

The Company expects to reclassify an approximate $7 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its euro-denominated debt as a hedge of its net investments in certain of its international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. In the second quarter of 2018, the Company recognized the change in the carrying value of the 2026 Euro Notes and the New Euro Term Loan due to remeasurement in accumulated other comprehensive loss on the consolidated balance sheets. Chemours uses the spot method to evaluate the effectiveness of its net investment hedge on a quarterly basis.

Prior to the adoption of ASU No. 2017-12, Chemours did not record any historical ineffectiveness with regard to its net investment hedge as the relationship was perfectly effective.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The Company recognized pre-tax gains of $48 and $13 for the three and six months ended June 30, 2018, respectively, and pre-tax losses of $40 and $50 for the three and six months ended June 30, 2017, respectively, on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2018 and 2017.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2018 and December 31, 2017.

	Balance Sheet Location	June 30, 2018	December 31, 2017
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net	$2	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net	7	—
Total asset derivatives		$9	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities	$1	$—
Total liability derivatives		$1	$—

The Company’s foreign currency forward contracts are classified as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on the quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data, and subjected to tolerance/quality checks.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the three and six months ended June 30, 2018 and 2017.

	Gain (Loss) Recognized In
		Accumulated Other
Three Months Ended June 30,	Other Income, Net	Comprehensive Loss
2018
Foreign currency forward contracts not designated as a hedging instrument	$(8)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	7
Euro-denominated debt designated as a net investment hedge	—	48

2017
Foreign currency forward contracts not designated as a hedging instrument	$8	$—
Euro-denominated debt designated as a net investment hedge	—	(40)

	Gain (Loss) Recognized In
		Accumulated Other
Six Months Ended June 30,	Other Income, Net	Comprehensive Loss
2018
Foreign currency forward contracts not designated as a hedging instrument	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	7
Euro-denominated debt designated as a net investment hedge	—	13

2017
Foreign currency forward contracts not designated as a hedging instrument	$7	$—
Euro-denominated debt designated as a net investment hedge	—	(50)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 20. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension income is based on estimated values and an extensive use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The following table sets forth the Company’s net periodic pension income and the amounts recognized in other comprehensive income (loss), excluding any of the pre-tax effects of foreign exchange rates, for its significant defined benefit pension plans for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net periodic pension (cost) income:
Service cost	$(4)	$(3)	$(7)	$(7)
Interest cost	(4)	(3)	(9)	(7)
Expected return on plan assets	14	17	29	34
Amortization of prior service gain	1	—	1	—
Amortization of actuarial loss	(4)	(5)	(7)	(10)
Net periodic pension income	3	6	7	10
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service gain	(1)	—	(1)	—
Amortization of actuarial loss	4	5	7	10
Benefit recognized in other comprehensive income	3	5	6	10
Total net periodic pension income and benefit recognized in comprehensive income	$6	$11	$13	$20

The Company made cash contributions of $4 and $8 to its pension plans during the three and six months ended June 30, 2018, respectively, and expects to make additional cash contributions of $7 to its pension plans during the remainder of 2018.

Note 21. Stock-based Compensation

Total stock-based compensation expense included in the consolidated statements of operations was $6 and $15 for the three and six months ended June 30, 2018, respectively, and $9 and $15 for the three and six months ended June 30, 2017, respectively.

The Chemours Company 2017 Equity and Incentive Plan and The Chemours Company Equity and Incentive Plan provide for grants to certain employees, independent contractors, or non-employee directors of the Company in different forms of awards, including stock options, restricted stock units (RSUs), and performance share units (PSUs). The Chemours Compensation Committee of the board of directors determines the long-term incentive awards mix and may authorize new grants annually.

Stock Options

During the six months ended June 30, 2018, Chemours granted approximately 480,000 non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair value of the stock options is based upon the Black-Scholes valuation model.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted average assumptions used to determine the fair value of the Company’s stock option awards granted during the six months ended June 30, 2018.

Six Months Ended June 30, 2018
Risk-free interest rate	2.65%
Expected term (years)	6.00
Volatility	47.56%
Dividend yield	1.40%
Fair value per stock option	$20.55

The Company recorded $1 and $6 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2018, respectively, and $2 and $3 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2017, respectively. At June 30, 2018, approximately 6,160,000 stock options remain outstanding.

Restricted Stock Units

During the six months ended June 30, 2018, Chemours granted approximately 130,000 RSUs to certain of its employees and non-employee directors. Awards granted to employees will vest over a three-year period. Awards granted to non-employee directors will either vest immediately, on the third anniversary of the grant date, or upon departure from the board of directors, as elected. Upon vesting, RSUs convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based upon the market price of the underlying common stock at the grant date.

The Company recorded $3 and $5 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2018, respectively, and $5 and $9 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2017, respectively. At June 30, 2018, approximately 900,000 RSUs remain non-vested.

Performance Share Units

During the six months ended June 30, 2018, Chemours granted approximately 140,000 PSUs to key senior management employees, which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount, depending on the Company’s performance against stated performance goals.

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes for market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied.

The Company recorded $2 and $4 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2018, respectively, and $2 and $3 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2017, respectively. At June 30, 2018, approximately 1,110,000 PSUs at 100% of their target amount remain non-vested.

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

During the first quarter of 2018, the Company executed an open market transaction to purchase Chemours’ common stock on behalf of ESPP participants. Total purchases amounted to less than $1, which was used to purchase approximately 12,000 shares of Chemours’ common stock for the purchase period ending December 31, 2017. During the second quarter of 2018, the Company issued approximately 12,000 shares out of its treasury stock to ESPP participants for the purchase period ending March 31, 2018, which amounted to less than $1.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 22. Segment Information

Chemours’ reportable segments are: Fluoroproducts, Chemical Solutions, and Titanium Technologies. Corporate costs and certain legal and environmental expenses that are not allocated to the segments, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

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

Adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) is the primary measure of segment performance used by the Company’s Chief Operating Decision Maker and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sales of assets and businesses; and,
•	other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently.

The following table sets forth certain summary financial information for the Company’s reportable segments and Corporate and Other for the three and six months ended June 30, 2018 and 2017.

Three Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$801	$153	$862	$—	$1,816
Adjusted EBITDA	230	16	295	(44)	497
Depreciation and amortization	30	5	30	7	72

2017
Net sales to external customers	$710	$149	$729	$—	$1,588
Adjusted EBITDA	197	7	193	(36)	361
Depreciation and amortization	28	4	32	7	71

Six Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$1,532	$297	$1,717	$—	$3,546
Adjusted EBITDA	437	26	589	(87)	965
Depreciation and amortization	59	9	60	14	142

2017
Net sales to external customers	$1,360	$289	$1,375	$—	$3,024
Adjusted EBITDA	352	19	352	(76)	647
Depreciation and amortization	53	9	65	15	142

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income before income taxes	$323	$225	$704	$399
Interest expense, net	48	54	100	105
Depreciation and amortization	72	71	142	142
Non-operating pension and other post-retirement employee benefit income	(7)	(10)	(14)	(18)
Exchange gains, net	(2)	(2)	(2)	(7)
Restructuring and other charges	9	6	19	18
Asset-related and other charges	1	2	1	2
Loss on extinguishment of debt	38	1	38	1
(Gain) loss on sale of assets and businesses (1)	(3)	2	(45)	(14)
Transaction costs (2)	9	2	9	2
Legal and other charges (3)	9	10	13	17
Adjusted EBITDA	$497	$361	$965	$647
(1)

For the three months ended June 30, 2018, gain on sale includes a $3 gain associated with the sale of the Company’s East Chicago, Indiana site. For the six months ended June 30, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sales of the Company’s East Chicago and Linden, New Jersey sites, respectively. For the three months ended June 30, 2017, loss on sale includes a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016. For the six months ended June 30, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016.

(2)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(3)	Includes litigation settlements, PFOA drinking water treatment accruals, and other charges.

Note 23. Subsequent Events

Dividend Increase

On August 1, 2018, the Company’s board of directors declared a cash dividend of $0.25 per share for the third quarter of 2018, which is payable on September 14, 2018 to Chemours’ shareholders of record as of the close of business on August 17, 2018. The Company paid cash dividends of $0.17 per share during the first and second quarters of 2018.

Share Repurchase Program

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchase activity (2018 Share Repurchase Program). The Company’s 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through its expiration on December 31, 2020. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 24. Guarantor Condensed Consolidating Financial Information

The following guarantor condensed consolidating financial information is included in accordance with Rule 3-10 of Regulation S-X (Rule 3-10) in connection with the subsidiary guarantees of the Notes (collectively, the 2023 Notes, the 7.000% senior unsecured notes due May 2025, the 2026 Euro Notes, and the 5.375% senior unsecured notes due May 2027), in each case, issued by The Chemours Company (Parent Issuer). As of the dates indicated, each series of the Notes was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain exceptions, by the same group of subsidiaries of the Parent Issuer (together, the Guarantor Subsidiaries). Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, the Non-Guarantor Subsidiaries). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2018 and 2017;
•	the condensed consolidating balance sheets at June 30, 2018 and December 31, 2017; and,
•	the condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017.

The following guarantor condensed consolidating financial information is presented using the equity method of accounting for the Company’s investments in its wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of its subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information included herein may not necessarily be indicative of the financial positions, results of operations, or cash flows of the Company’s subsidiaries had they operated as independent entities, and should be read in conjunction with the interim consolidated financial statements and the related notes thereto.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,067	$1,215	$(466)	$1,816
Cost of goods sold	—	838	885	(464)	1,259
Gross profit	—	229	330	(2)	557
Selling, general, and administrative expense	14	115	38	(6)	161
Research and development expense	—	18	2	—	20
Restructuring, asset-related, and other charges	—	10	—	—	10
Total other operating expenses	14	143	40	(6)	191
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings of subsidiaries	346	3	—	(349)	—
Interest (expense) income, net	(51)	—	3	—	(48)
Intercompany interest income (expense), net	8	3	(11)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income (expense), net	9	20	9	(5)	33
Income before income taxes	260	112	301	(350)	323
(Benefit from) provision for income taxes	(21)	11	50	1	41
Net income	281	101	251	(351)	282
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$281	$101	$250	$(351)	$281
Comprehensive income attributable to Chemours	$179	$101	$111	$(212)	$179

	Six Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,084	$2,389	$(927)	$3,546
Cost of goods sold	—	1,634	1,756	(938)	2,452
Gross profit	—	450	633	11	1,094
Selling, general, and administrative expense	24	218	78	(16)	304
Research and development expense	—	37	3	—	40
Restructuring, asset-related, and other charges	—	19	1	—	20
Total other operating expenses	24	274	82	(16)	364
Equity in earnings of affiliates	—	—	22	—	22
Equity in earnings of subsidiaries	677	3	—	(680)	—
Interest (expense) income, net	(108)	2	6	—	(100)
Intercompany interest income (expense), net	21	4	(25)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income (expense), net	18	93	(7)	(14)	90
Income before income taxes	546	278	547	(667)	704
(Benefit from) provision for income taxes	(32)	61	96	—	125
Net income	578	217	451	(667)	579
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$578	$217	$450	$(667)	$578
Comprehensive income attributable to Chemours	$551	$217	$412	$(629)	$551

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$983	$995	$(390)	$1,588
Cost of goods sold	—	790	756	(396)	1,150
Gross profit	—	193	239	6	438
Selling, general, and administrative expense	12	123	39	(10)	164
Research and development expense	—	20	1	—	21
Restructuring, asset-related, and other charges	—	6	—	—	6
Total other operating expenses	12	149	40	(10)	191
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings of subsidiaries	189	—	—	(189)	—
Interest (expense) income, net	(55)	1	—	—	(54)
Intercompany interest income (expense), net	16	—	(16)	—	—
Loss on extinguishment of debt	(1)	—	—	—	(1)
Other income (expense), net	7	29	(2)	(11)	23
Income before income taxes	144	74	191	(184)	225
(Benefit from) provision for income taxes	(17)	17	63	1	64
Net income	161	57	128	(185)	161
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$161	$57	$128	$(185)	$161
Comprehensive income attributable to Chemours	$207	$57	$206	$(263)	$207

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,943	$1,889	$(808)	$3,024
Cost of goods sold	—	1,585	1,461	(816)	2,230
Gross profit	—	358	428	8	794
Selling, general, and administrative expense	19	236	73	(15)	313
Research and development expense	—	38	3	—	41
Restructuring, asset-related, and other charges	—	17	1	—	18
Total other operating expenses	19	291	77	(15)	372
Equity in earnings of affiliates	—	—	17	—	17
Equity in earnings of subsidiaries	361	—	—	(361)	—
Interest (expense) income, net	(106)	—	1	—	(105)
Intercompany interest income (expense), net	32	—	(32)	—	—
Loss on extinguishment of debt	(1)	—	—	—	(1)
Other income (expense), net	13	71	(2)	(16)	66
Income before income taxes	280	138	335	(354)	399
(Benefit from) provision for income taxes	(31)	22	94	2	87
Net income	311	116	241	(356)	312
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$311	$116	$240	$(356)	$311
Comprehensive income attributable to Chemours	$447	$117	$415	$(532)	$447

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Balance Sheets

	June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$174	$1,043	$—	$1,217
Accounts and notes receivable, net	—	385	710	—	1,095
Intercompany receivable	1	1,519	667	(2,187)	—
Inventories	—	398	694	(79)	1,013
Prepaid expenses and other	—	52	20	—	72
Total current assets	1	2,528	3,134	(2,266)	3,397
Property, plant, and equipment	—	6,634	2,084	—	8,718
Less: Accumulated depreciation	—	(4,529)	(1,084)	—	(5,613)
Property, plant and equipment, net	—	2,105	1,000	—	3,105
Goodwill and other intangible assets, net	—	150	39	—	189
Investments in affiliates	—	—	172	—	172
Investment in subsidiaries	5,082	40	1	(5,123)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	21	127	338	(11)	475
Total assets	$6,254	$4,950	$4,684	$(8,550)	$7,338
Liabilities
Current liabilities:
Accounts payable	$—	$659	$516	$—	$1,175
Current maturities of long-term debt	13	—	—	—	13
Intercompany payable	1,277	564	346	(2,187)	—
Other accrued liabilities	21	246	170	(3)	434
Total current liabilities	1,311	1,469	1,032	(2,190)	1,622
Long-term debt, net	3,924	36	—	—	3,960
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	156	110	(11)	255
Other liabilities	—	391	85	—	476
Total liabilities	5,235	2,052	2,377	(3,351)	6,313
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	1,019	2,898	2,301	(5,199)	1,019
Non-controlling interests	—	—	6	—	6
Total equity	1,019	2,898	2,307	(5,199)	1,025
Total liabilities and equity	$6,254	$4,950	$4,684	$(8,550)	$7,338

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(95)	$319	$315	$—	$539
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(168)	(60)	—	(228)
Acquisition of business, net	—	(37)	—	—	(37)
Proceeds from sale of assets and businesses, net	—	41	—	—	41
Intercompany investing activities	—	(736)	—	736	—
Foreign exchange contract settlements, net	—	(6)	—	—	(6)
Cash used for investing activities	—	(906)	(60)	736	(230)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	—	—	—	520
Debt repayments	(672)	—	—	—	(672)
Payments related to extinguishment of debt	(29)	—	—	—	(29)
Payments of debt issuance costs	(12)	—	—	—	(12)
Purchases of treasury stock, at cost	(394)	—	—	—	(394)
Intercompany financing activities	736	—	—	(736)	—
Proceeds from exercised stock options, net	13	—	—	—	13
Payments related to tax withholdings on vested restricted stock units	(6)	—	—	—	(6)
Payments of dividends	(61)	—	—	—	(61)
Cash provided by (used for) financing activities	95	—	—	(736)	(641)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
(Decrease) increase in cash and cash equivalents	—	(587)	248	—	(339)
Cash and cash equivalents at beginning of the period	—	761	795	—	1,556
Cash and cash equivalents at end of the period	$—	$174	$1,043	$—	$1,217

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(60)	$152	$133	$—	$225
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(114)	(24)	—	(138)
Proceeds from sale of assets and businesses, net	—	38	—	—	38
Intercompany investing activities	—	422	—	(422)	—
Foreign exchange contract settlements, net	—	2	—	—	2
Cash provided by (used for) investing activities	—	348	(24)	(422)	(98)
Cash flows from financing activities
Intercompany short-term borrowing repayments, net	(422)	—	—	422	—
Proceeds from issuance of debt, net	494	—	—	—	494
Debt repayments	(20)	—	—	—	(20)
Payments related to extinguishment of debt	(1)				(1)
Payment of debt issuance costs	(6)	—	—	—	(6)
Proceeds from exercised stock options, net	26	—	—	—	26
Payments of dividends	(11)	—	—	—	(11)
Cash provided by financing activities	60	—	—	422	482
Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Increase in cash and cash equivalents	—	500	127	—	627
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$724	$805	$—	$1,529

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

Our positions within each of these businesses reflect the strong value proposition we provide to our customers based on our long history and reputation in the chemicals industry for safety, quality, and reliability.

Recent Developments

Debt Transactions

During the six months ended June 30, 2018, we used $186 million of our cash for refinancing transactions to reduce the principal amount of our debt and pay for the related transaction costs. In April 2018, we entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 million senior secured revolving credit facility (New Revolving Credit Facility) (collectively, the New Senior Secured Credit Facilities). The New Senior Secured Credit Facilities replaced, in full, our obligations for the senior secured debt under our previous credit agreement. In May 2018, we commenced two all-cash tender offers (Tender Offers) to purchase (i) up to $250 million of our outstanding dollar-denominated 6.625% senior unsecured notes due May 2023 (2023 Dollar Notes), and (ii) any and all of our outstanding euro-denominated 6.125% senior unsecured notes due May 2023 (2023 Euro Notes) (collectively, the 2023 Notes). The Tender Offers closed in June 2018, and we subsequently redeemed the remaining outstanding amount of 2023 Euro Notes not purchased pursuant to the Tender Offers. In June 2018, we issued 4.000% senior unsecured notes due May 2026, denominated in euros, in an aggregate principal amount of €450 million (2026 Euro Notes).

The Chemours Company

In connection with these transactions, we paid $665 million for debt principal repayments, $29 million for debt extinguishment payments related to “make-whole” and early prepayment premiums in the Tender Offers, and $12 million for debt issuance costs that will be deferred and amortized over the life of the related issues. Cash outflows resulting from our debt transactions were somewhat offset by $520 million in net proceeds from the issuance of our 2026 Euro Notes. We expect, as a result of these transactions, that our annual interest charges will decrease within a range of $25 million to $30 million per annum, beginning in the third quarter of 2018.

The details of our debt transactions are discussed further under the heading “Credit Facilities and Notes” within this MD&A and in “Note 15 – Debt” to the Interim Consolidated Financial Statements.

Capital Allocation

During the six months ended June 30, 2018, we used $394 million of our cash to complete the aggregate $500 million in authorized purchases of our issued and outstanding common stock under the share repurchase program, which commenced on November 30, 2017 (2017 Share Repurchase Program).

In August 2018, our board of directors declared a cash dividend of $0.25 per share for the third quarter of 2018, which represents a 47% increase from our previous cash dividends of $0.17 per share paid during the first and second quarters of 2018. The dividend will be paid on September 14, 2018 to our shareholders of record as of the close of business on August 17, 2018.

In August 2018, our board of directors approved a second share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (2018 Share Repurchase Program). Our 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through its expiration on December 31, 2020.

The details related to the 2017 Share Repurchase Program and the 2018 Share Repurchase Program are discussed further in “Note 18 – Equity” and in “Note 23 – Subsequent Events” to the Interim Consolidated Financial Statements, respectively.

Other Recent Developments

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of our new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop our construction work while the claim is studied and reviewed. We, as the third-party affected, have filed an appeal. We have declared force majeure with our vendors while plant construction is idled. Our project permits fully comply with the laws and regulations at the federal, state, and municipal levels, and we are working with local and federal authorities, along with community leaders, to address the complaint.

In April 2018, we completed the acquisition of all of the outstanding stock of ICOR International, Inc. (ICOR), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive refrigerant applications. We paid $37 million in total cash consideration at closing, which included customary working capital and other adjustments made within a specified time period. The details related to our acquisition of ICOR are discussed further in “Note 3 – Significant Transactions and Events” to the Interim Consolidated Financial Statements.

The Chemours Company

Second Quarter 2018 Results and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$1,816	$1,588	$3,546	$3,024
Cost of goods sold	1,259	1,150	2,452	2,230
Gross profit	557	438	1,094	794
Selling, general, and administrative expense	161	164	304	313
Research and development expense	20	21	40	41
Restructuring, asset-related, and other charges	10	6	20	18
Total other operating expenses	191	191	364	372
Equity in earnings of affiliates	10	10	22	17
Interest expense, net	(48)	(54)	(100)	(105)
Loss on extinguishment of debt	(38)	(1)	(38)	(1)
Other income, net	33	23	90	66
Income before income taxes	323	225	704	399
Provision for income taxes	41	64	125	87
Net income	282	161	579	312
Less: Net income attributable to non-controlling interests	1	—	1	1
Net income attributable to Chemours	$281	$161	$578	$311

Per share data
Basic earnings per share of common stock	$1.58	$0.87	$3.21	$1.69
Diluted earnings per share of common stock	1.53	0.84	3.11	1.64

Our net sales for the three and six months ended June 30, 2018 amounted to $1.8 billion and $3.5 billion, representing increases of 14% and 17%, respectively, when compared with net sales of $1.6 billion and $3.0 billion for the three and six months ended June 30, 2017, respectively.

Our net income attributable to Chemours for the three and six months ended June 30, 2018 amounted to $281 million and $578 million, representing increases of 75% and 86%, respectively, when compared with net income attributable to Chemours of $161 million and $311 million for the three and six months ended June 30, 2017, respectively.

Our basic and diluted earnings per share (EPS) for the three and six months ended June 30, 2018 amounted to $1.58 per share and $1.53 per share, and $3.21 per share and $3.11 per share, representing increases of approximately 80% and 90%, respectively, when compared with basic and diluted EPS of $0.87 per share and $0.84 per share, and $1.69 per share and $1.64 per share for the three and six months ended June 30, 2017, respectively.

Our adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) for the three and six months ended June 30, 2018 amounted to $497 million and $965 million, representing increases of 38% and 49%, respectively, when compared with Adjusted EBITDA of $361 million and $647 million for the three and six months ended June 30, 2017, respectively.

Our results of operations for the three and six months ended June 30, 2018, compared with the same periods in 2017, were reflective of higher global average selling prices in our Titanium Technologies and Fluoroproducts segments, volume growth in our Fluoroproducts and Chemical Solutions segments, and favorable foreign currency movements. These increases were somewhat offset by increases in our cost of goods sold, which were reflective of higher costs for certain raw materials and higher distribution, freight, and logistics expenses, consistent with our volume growth, and the impacts of our debt transactions, including our incurrence of a loss on extinguishment of debt for the three and six months ended June 30, 2018.

The Chemours Company

Net sales

The following table sets forth the impact of price, volume, currency, and portfolio and/or other changes on our net sales for the three and six months ended June 30, 2018.

Change in net sales from prior period	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Price	9%	10%
Volume	3%	5%
Currency	2%	2%
Portfolio/other	—%	—%
Total change in net sales	14%	17%

Our net sales increased by $228 million and $522 million, or 14% and 17%, for the three and six months ended June 30, 2018, respectively, when compared with net sales for the same periods in 2017. The increase in our net sales for the three months ended June 30, 2018 was primarily attributable to the following: a 9% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, and increases in the average selling prices for all product lines in our Fluoroproducts segment; a 3% increase in volume, driven by the continued adoption of OpteonTM refrigerants in our Fluoroproducts segment; and, a 2% increase from favorable foreign currency movements. The increase in our net sales for the six months ended June 30, 2018 was primarily attributable to the following: a 10% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, and increases in average selling prices for our base refrigerants and fluoropolymer products in our Fluoroproducts segment; a 5% increase in volume, driven by the continued adoption of OpteonTM refrigerants, as well as higher demand for our fluoropolymer products in our Fluoroproducts segment, and our customers’ preference for Ti-PureTM TiO2 pigment in our Titanium Technologies segment; and, a 2% increase from favorable foreign currency movements.

Cost of goods sold

Our cost of goods sold increased by $109 million and $222 million, or 9% and 10%, for the three and six months ended June 30, 2018, respectively, when compared with cost of goods sold for the same periods in 2017. The increases in our cost of goods sold for the three and six months ended June 30, 2018 were primarily attributable to higher costs for certain raw materials, higher distribution, freight, and logistics expenses, and process water treatment costs.

Selling, general, and administrative expense

Our selling, general, and administrative expense decreased by $3 million and $9 million, or 2% and 3%, for the three and six months ended June 30, 2018, respectively, when compared with selling, general, and administrative expense for the same periods in 2017. The decreases in our selling, general, and administrative expense for the three and six months ended June 30, 2018 were primarily attributable to lower costs related to our transformation activities, which were somewhat offset by costs associated with legal matters, costs incurred in connection with our debt transactions, and higher long-term performance-related compensation.

Research and development expense

Our research and development expense was largely unchanged at $20 million and $40 million for the three and six months ended June 30, 2018, respectively, compared with research and development expense of $21 million and $41 million for the three and six months ended June 30, 2017, respectively.

Restructuring, asset-related, and other charges

Our restructuring, asset-related, and other charges amounted to $10 million and $20 million for the three and six months ended June 30, 2018, respectively, compared with restructuring, asset-related, and other charges of $6 million and $18 million for the three and six months ended June 30, 2017, respectively. The increases in our restructuring, asset-related, and other charges for the three and six months ended June 30, 2018 were primarily attributable to employee separation and other charges incurred in connection with our 2017 Restructuring Program, which began in the third quarter of 2017. These increases were somewhat offset by higher decommissioning and dismantling-related charges incurred during 2017 in connection with the production shutdown at our Reactive Metals Solutions manufacturing site in Niagara Falls, New York.

The Chemours Company

Interest expense, net

We incurred interest expense, net of $48 million and $100 million for the three and six months ended June 30, 2018, respectively, compared with interest expense, net of $54 million and $105 million for the three and six months ended June 30, 2017, respectively. The decreases in our interest expense, net for the three and six months ended June 30, 2018 were the net result of increases in both our interest income and capitalized interest in 2018, which were somewhat offset by increases in interest expense resulting from the first full year of outstanding principal on our 5.375% senior unsecured notes due May 2027 (2027 Notes). The 2027 Notes were issued in May 2017.

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $38 million for the three and six months ended June 30, 2018, compared with a loss on extinguishment of debt of $1 million for the three and six months ended June 30, 2017. Our loss on extinguishment of debt for the three and six months ended June 30, 2018 was reflective of a loss of $3 million in connection with our amended and restated credit agreement and the issuance of the New Senior Secured Credit Facilities in April 2018, and a loss of $35 million in connection with the completion of our Tender Offers and concurrent issuance of the 2026 Euro Notes in June 2018. The majority of our loss on extinguishment of debt was attributable to the payment of the “make-whole” and early prepayment premiums for the Tender Offers, as well as the write-off of deferred issuance costs associated with the extinguished debt issues. Our loss on extinguishment of debt for the three and six months ended June 30, 2017 was reflective of a loss of $1 million in connection with the April 2017 amendment to our then-existing credit agreement, which has since been superseded by the issuance of the New Senior Secured Credit Facilities.

Other income, net

Our other income, net amounted to $33 million and $90 million for the three and six months ended June 30, 2018, respectively, compared with other income, net of $23 million and $66 million for the three and six months ended June 30, 2017, respectively. The increase in our other income, net for the three months ended June 30, 2018 was primarily attributable to an increase in miscellaneous income resulting from European Union (EU) quota authorization sales in our Fluoroproducts segment. The increase in our other income, net for the six months ended June 30, 2018 was primarily attributable to a $42 million gain on the sale of our Linden, New Jersey site in March 2018, as well as an increase in miscellaneous income resulting from EU quota authorization sales in our Fluoroproducts segment. These increases were somewhat offset by decreases in our royalty income, exchange gains on foreign currency forward contracts, and non-operating pension and other post-retirement employee benefit income for the three and six months ended June 30, 2018, when compared with the same periods in 2017.

Provision for income taxes

Our provisions for income taxes amounted to $41 million and $125 million, which represented effective tax rates of 13% and 18% for the three and six months ended June 30, 2018, respectively, compared with provisions for income taxes of $64 million and $87 million, which represented effective tax rates of 28% and 22% for the three and six months ended June 30, 2017, respectively. The decrease in our provision for income taxes for the three months ended June 30, 2018 was primarily attributable to income tax benefits or reductions in income tax expense resulting from our loss on debt extinguishment, windfalls on our share-based payments, and the geographic mix of our earnings, which were somewhat offset by our increased profitability. The increase in our provision for income taxes for the six months ended June 30, 2018 was primarily attributable to our increased profitability, as well as additional income tax expense resulting from asset sales and certain U.S. tax reform provisions. These increases were somewhat offset by income tax benefits or reductions in income tax expense resulting from our loss on debt extinguishment, windfalls on our share-based payments, and the geographic mix of our earnings.

The Chemours Company

Segment Reviews

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

Adjusted EBITDA is the primary measure of segment performance used by our Chief Operating Decision Maker (CODM) and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sales of assets and businesses; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Reconciliations of Adjusted EBITDA and our other non-GAAP financial measures to their closest GAAP financial measures for the three and six months ended June 30, 2018 and 2017 are included in “Non-GAAP Financial Measures” within this MD&A.

The following table sets forth our total Adjusted EBITDA by segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Fluoroproducts	$230	$197	$437	$352
Chemical Solutions	16	7	26	19
Titanium Technologies	295	193	589	352
Corporate and Other	(44)	(36)	(87)	(76)
Total Adjusted EBITDA	$497	$361	$965	$647

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$801	$710	$1,532	$1,360
Adjusted EBITDA	230	197	437	352
Adjusted EBITDA margin	29%	28%	29%	26%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Fluoroproducts segment’s net sales for the three and six months ended June 30, 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Price	4%	3%
Volume	7%	9%
Currency	2%	1%
Portfolio/other	—%	—%
Total change in segment net sales	13%	13%

The Chemours Company

Segment Net Sales

Segment net sales increased by $91 million and $172 million, or 13%, for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increase to segment net sales for the three months ended June 30, 2018 was primarily attributable to the following: a 7% increase in volume, driven by the continued adoption of OpteonTM refrigerants; a 4% increase in price, driven by increases in average selling prices for all product lines; and, a 2% increase from favorable foreign currency movements. The increase to segment net sales for the six months ended June 30, 2018 was primarily attributable to the following: a 9% increase in volume, driven by the continued adoption of OpteonTM refrigerants, as well as higher demand for our fluoropolymer products; a 3% increase in price, driven by increases in average selling prices for our base refrigerants and fluoropolymer products; and, a 1% increase from favorable foreign currency movements.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $33 million and $85 million, or 17% and 24%, and segment Adjusted EBITDA margin increased by approximately 100 basis points and 300 basis points for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2018 were primarily attributable to the aforementioned volume and price increases, as well as an increase in other income, net resulting from EU quota authorization sales. These increases were somewhat offset by higher costs for certain raw materials, process water treatment costs, and higher distribution expenses. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2018 were primarily attributable to the aforementioned volume and price increases, which were somewhat offset by process water treatment costs, higher costs for certain raw materials, and higher distribution expenses.

The segment’s operating results for the three and six months ended June 30, 2018 included $8 million and $16 million of additional costs for process water treatment at our Fayetteville, North Carolina site, respectively. These costs are expected to total approximately $35 million for the year ended December 31, 2018. The segment’s operating results for the year ended December 31, 2017 included $11 million for these costs, which were recognized entirely in the fourth quarter.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$153	$149	$297	$289
Adjusted EBITDA	16	7	26	19
Adjusted EBITDA margin	10%	5%	9%	7%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Chemical Solutions segment’s net sales for the three and six months ended June 30, 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Price	(1)%	(1)%
Volume	3%	3%
Currency	1%	1%
Portfolio/other	—%	—%
Total change in segment net sales	3%	3%

The Chemours Company

Segment Net Sales

Segment net sales increased by $4 million and $8 million, or 3%, for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increases to segment net sales for the three and six months ended June 30, 2018 were primarily attributable to 3% increases in volume, driven by higher demand for our Mining Solutions and Performance Chemicals and Intermediates products, and 1% increases from favorable foreign currency movements. These increases were somewhat offset by 1% reductions in price, due to lower average selling prices for our Mining Solutions and Performance Chemicals and Intermediates products.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $9 million and $7 million, or 129% and 37%, and segment Adjusted EBITDA margin increased by approximately 500 basis points and 200 basis points for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. These increases were primarily attributable to the aforementioned increases in volume, and lower segment costs.

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$862	$729	$1,717	$1,375
Adjusted EBITDA	295	193	589	352
Adjusted EBITDA margin	34%	26%	34%	26%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Price	16%	19%
Volume	(1)%	2%
Currency	3%	4%
Portfolio/other	—%	—%
Total change in segment net sales	18%	25%

The Chemours Company

Segment Net Sales

Segment net sales increased by $133 million and $342 million, or 18% and 25%, for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increase to segment net sales for the three months ended June 30, 2018 was primarily attributable to a 16% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment, and a 3% increase from favorable foreign currency movements. These increases were somewhat offset by a 1% reduction in volume, due to comparatively stronger volume growth experienced during the same period in 2017. The increase to segment net sales for the six months ended June 30, 2018 was primarily attributable to the following: a 19% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment; a 4% increase from favorable foreign currency movements; and, a 2% increase in volume.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $102 million and $237 million, or 53% and 67%, and segment Adjusted EBITDA margin increased by approximately 800 basis points for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2018 were primarily attributable to the aforementioned price increases, which were somewhat offset by higher costs for certain raw materials and higher freight and logistics costs.

Corporate and Other

Corporate costs and certain legal and environmental expenses that are not allocated to the segments, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other. Corporate and Other costs increased by $8 million and $11 million, or 22% and 14%, for the three and six months ended June 30, 2018, respectively, when compared with the same periods in 2017. The increases in Corporate and Other costs for the three and six months ended June 30, 2018 were primarily attributable to costs associated with legal matters, legacy environmental issues, and higher long-term performance-related compensation, which were somewhat offset by lower costs related to our transformation activities.

Growth Expectations and Outlook

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

We expect our earnings growth to meet or exceed our three-year targets. Our 2018 results will be driven by the expectation that: (i) average prices for our TiO2 pigment will be above 2017 average prices; (ii) there will be continued transition to OpteonTM refrigerants; (iii) there will be increased demand for our fluoropolymer products; and, (iv) there will be strong demand for our Mining Solutions products. We expect our capital expenditures to be between $475 million and $525 million, which will be driven largely by capital expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas and our Mining Solutions plant under construction in Laguna, Mexico. Our outlook for 2018 reflects our current visibility and expectations based on market factors, such as currency movements, TiO2 pigment pricing, and end-market demand, and our ability to meet these targets is subject to numerous risks, such as those described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, and borrowings under our debt financing arrangements, which are described in further detail below. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) return cash to shareholders through dividends and share repurchases; and, (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings, or refinance our existing debt, could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impact on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various industry and economic cycles, evidencing the operating strength of our businesses.

On August 1, 2018, our board of directors increased our cash dividend to $0.25 per share for the third quarter of 2018, which is payable on September 14, 2018 to our shareholders of record as of the close of business on August 17, 2018. Additionally, on August 1, 2018, our board of directors approved the 2018 Share Repurchase Program, which authorizes us to purchase shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any fees or costs in connection with our share repurchase activity. The 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through its expiration on December 31, 2020.

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

At June 30, 2018, we had total cash and cash equivalents of $1.2 billion, of which, $1.0 billion was held by our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At June 30, 2018, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the U.S.; however, we continue to evaluate this assertion as a result of U.S. tax reform. From time to time, we evaluate opportunities to repatriate cash from foreign jurisdictions. Our current plans consider repatriating cash only at levels that would result in minimal or no net adverse tax consequences in the near term.

No deferred tax liabilities have been recognized with regard to the $1.0 billion of cash and cash equivalents held by our foreign subsidiaries at June 30, 2018, or on our undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution; however, due to the U.S. deemed repatriation transition tax as a result of U.S. tax reform, the incremental cost to repatriate earnings would be reduced if a distribution was made in the future.

Cash Flows

The following table sets forth a summary of our net cash provided by (used for) operating, investing, and financing activities for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash provided by operating activities	$539	$225
Cash used for investing activities	(230)	(98)
Cash (used for) provided by financing activities	(641)	482

The Chemours Company

Operating Activities

We received $539 million and $225 million in cash flows from our operating activities during the six months ended June 30, 2018 and 2017, respectively. The increase in our operating cash inflows for the six months ended June 30, 2018 was primarily attributable to an improvement in our net income.

Investing Activities

We used $230 million and $98 million in cash flows for our investing activities during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, our investing cash outflows were primarily attributable to purchases of property, plant, and equipment for $228 million, as well as $37 million in total cash consideration payments for the acquisition of ICOR in April 2018. These cash outflows were somewhat offset by $41 million in net proceeds received from the sale of assets and businesses, primarily the sale of our Linden, New Jersey site in March 2018 for $39 million. For the six months ended June 30, 2017, our investing cash outflows were primarily attributable to purchases of property, plant, and equipment for $138 million. These cash outflows were somewhat offset by $38 million in net proceeds received from the sales of our Wilmington, Delaware corporate headquarters in April 2017 for $29 million and our Edge Moor, Delaware site in March 2017 for $9 million.

Financing Activities

We used $641 million in cash flows for, and received $482 million in cash flows from our financing activities during the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, our financing cash outflows were primarily attributable to debt repayments of $672 million and debt extinguishment payments of $29 million for “make-whole” and early prepayment premiums in connection with our amended and restated credit agreement and our issuance of the New Senior Secured Credit Facilities in April 2018, and the completion of our Tender Offers in June 2018. Additionally, we made cash payments totaling $394 million for the purchase of approximately 7.7 million shares of our issued and outstanding common stock under the 2017 Share Repurchase Program, and paid dividends amounting to $61 million during the six months ended June 30, 2018. These cash outflows were somewhat offset by $520 million in net proceeds received from the issuance of our 2026 Euro Notes in June 2018. For the six months ended June 30, 2017, our financing cash inflows were primarily attributable to $494 million in net proceeds received from the issuance of our 2027 Notes in May 2017.

Current Assets

The following table sets forth the components of our current assets at June 30, 2018 and December 31, 2017.

(Dollars in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,217	$1,556
Accounts and notes receivable, net	1,095	919
Inventories	1,013	935
Prepaid expenses and other	72	83
Total current assets	$3,397	$3,493

Our accounts and notes receivable, net increased by $176 million, or 19%, to $1.1 billion from $919 million at June 30, 2018 and December 31, 2017, respectively. The increase in our accounts and notes receivable, net was primarily attributable to an increase in our net sales for the second quarter of 2018, when compared with the fourth quarter of 2017.

Our inventories increased by $78 million, or 8%, to $1.0 billion from $935 million at June 30, 2018 and December 31, 2017, respectively. The increase in our inventories was primarily attributable to a build-up of inventory to meet anticipated demand.

Our prepaid expenses and other were largely unchanged, amounting to $72 million and $83 million at June 30, 2018 and December 31, 2017, respectively.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2018 and December 31, 2017.

(Dollars in millions)	June 30, 2018	December 31, 2017
Accounts payable	$1,175	$1,075
Current maturities of long-term debt	13	15
Other accrued liabilities	434	558
Total current liabilities	$1,622	$1,648

Our accounts payable increased by $100 million, or 9%, to $1.2 billion from $1.1 billion at June 30, 2018 and December 31, 2017, respectively. The increase in our accounts payable was primarily attributable to the timing of vendor payments.

Our current maturities of long-term debt were largely unchanged, amounting to $13 million and $15 million at June 30, 2018 and December 31, 2017, respectively.

Our other accrued liabilities decreased by $124 million, or 22%, to $434 million from $558 million at June 30, 2018 and December 31, 2017, respectively. The decrease in our other accrued liabilities was primarily attributable to the following: a reduction in accrued compensation and other employee-related costs, consistent with payments of accrued performance-related compensation during the first quarter of 2018; a reduction in customer rebates payable; and, a reduction in other miscellaneous accrued liabilities. These reductions were somewhat offset by an increase in our income taxes payable, due to the timing of payments.

Credit Facilities and Notes

Senior Secured Credit Facilities

On April 3, 2018, we entered into an amended and restated credit agreement that provides for the New Senior Secured Credit Facilities, which replaced our existing credit agreement. The senior secured term loan facility under the New Senior Secured Credit Facilities provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 million (New Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 million (New Euro Term Loan) (collectively, the New Term Loans). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay, in full, all outstanding amounts under our prior credit agreement, which amounted to $921 million and €393 million. The New Dollar Term Loan bears a variable interest rate equal to, at our election, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances, including a springing maturity in the event our senior unsecured notes due in May 2023 are not redeemed, repaid, and/or refinanced within the 91-day period prior to their maturity date.

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions and other transactions, as defined in the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on our total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, we are required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on our total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances. At June 30, 2018, the New Revolving Credit Facility had a full borrowing capacity of $800 million, from which we had $105 million in letters of credit issued and outstanding.

The amended and restated credit agreement also modifies or eliminates certain provisions of our prior credit agreement, including certain negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, we are required to not exceed a maximum senior secured net leverage ratio of: (i) 2.50 to 1.00 in each quarter through June 30, 2018; (ii) 2.25 to 1.00 in each quarter through December 31, 2018; and, (iii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. Our minimum interest coverage ratio requirements under the prior credit agreement were eliminated in the amended and restated credit agreement. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the prior credit agreement. We were in compliance with our debt covenants at June 30, 2018.

The Chemours Company

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

The transaction resulted in a net prepayment of our total outstanding senior secured debt balances by approximately $75 million, based on the euro exchange rate on April 3, 2018. In connection with the issuance of the New Senior Secured Credit Facilities, we incurred a loss on debt extinguishment of $3 million for the three and six months ended June 30, 2018.

Senior Unsecured Notes due May 2023

On May 21, 2018, we commenced two all-cash tender offers to purchase: (i) up to $250 million of the outstanding 2023 Dollar Notes, for a purchase price of $1,052.50 per $1,000.00 of principal amount through an early tender deadline of June 4, 2018, and $1,022.50 per $1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Dollar Tender Offer); and, (ii) any and all of the outstanding 2023 Euro Notes, for a purchase price of €1,048.75 per €1,000.00 of principal amount through an early tender deadline of June 4, 2018, and €1,018.75 per €1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Euro Tender Offer).

We completed the Dollar Tender Offer on June 6, 2018 for an aggregate purchase price of $264 million, inclusive of an early participation premium of $13 million and accrued interest of $1 million. We completed the Euro Tender Offer on June 8, 2018 for an aggregate purchase price of €310 million, inclusive of an early participation premium of €14 million and accrued interest of €1 million. In connection with the Euro Tender Offer, we received consents from the holders of a majority of the aggregate principal amount of the 2023 Euro Notes to amend certain provisions of the indenture governing the 2023 Euro Notes, thereby allowing us to call and redeem the remaining 2023 Euro Notes outstanding upon two business days’ notice to the noteholders. On June 8, 2018, we completed the redemption of the remaining outstanding 2023 Euro Notes that were not purchased pursuant to the Euro Tender Offer. The Tender Offers and the redemption of the 2023 Euro Notes were funded with the proceeds of the offering of the 2026 Euro Notes and cash on hand.

Senior Unsecured Notes due May 2026

On June 6, 2018, we issued, in an underwritten public offering, 4.000% senior unsecured notes due May 2026, denominated in euros, in an aggregate principal amount of €450 million (2026 Euro Notes). The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities or (ii) guarantees certain of our other indebtedness or any guarantor in an aggregate principal amount in excess of $100 million. The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. Pursuant to the terms of the indenture governing the 2026 Euro Notes, we are obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, we may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding the redemption date. The guarantees of the 2026 Euro Notes will rank equally with all other senior indebtedness of the guarantors. The 2026 Euro Notes rank equally in right of payment to all of our existing and future unsecured unsubordinated debt and are senior in right of payment to all of our existing and future debt that is, by its terms, expressly subordinated in right of payment to the 2026 Euro Notes. The 2026 Euro Notes are subordinated to indebtedness under the New Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

We received net proceeds of €445 million from the offering of the 2026 Euro Notes, which, together with cash on hand, were used to purchase or redeem, as the case may be, the 2023 Notes pursuant to the Tender Offers and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, we incurred a loss on extinguishment of $35 million for the three and six months ended June 30, 2018.

The Chemours Company

Maturities

We have required quarterly payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Principal maturities on the New Senior Secured Credit Facilities over the next five years are $7 million for the remainder of 2018, approximately $13 million in each year from 2019 to 2022, and $1.2 billion in 2023 and beyond. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, we are required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. Debt maturities related to our senior unsecured notes in 2023 and beyond will be $2.7 billion.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2018, total payment instructions from us amounted to $205 million. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at June 30, 2018, except as previously discussed for our debt transactions, did not materially change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

Information with respect to our guarantees is included in “Note 20 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required. Any remaining guarantees outstanding at June 30, 2018 were insignificant.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Critical Accounting Policies and Estimates” within our MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the critical accounting policies and estimates set forth below, there have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Chemours Company

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

Our revenue from contracts with customers is reflected in the consolidated statements of operations as net sales, the vast majority of which represents product sales that consist of a single performance obligation. Product sales to customers are made under a purchase order (PO), or in certain cases, in accordance with the terms of a master services agreement (MSA) or similar arrangement, which documents the rights and obligations of each party to the contract. When a customer submits a PO for product or requests product under an MSA, a contract for a specific quantity of distinct goods at a specified price is created, and our performance obligation under the contract is satisfied when control of the product is transferred to the customer, which is indicated by shipment of the product and the transfer of title and the risk of loss to the customer. Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The transaction price for product sales is generally the amount specified in the PO or in the request under an MSA; however, as is common in our industry, we offer variable consideration in the form of rebates, volume discounts, early payment discounts, pricing based on formulas or indices, price matching, and guarantees to certain customers. Such amounts are included in our estimated transaction price using either the expected value method or the most-likely amount, depending on the nature of the variable consideration included in the contract. We regularly assess our customers’ creditworthiness, and product sales are made based on established credit limits. Payment terms for our invoices are typically less than 90 days.

We also license the right to access certain of our trademarks to customers under specified terms and conditions in certain arrangements, which is recognized as a component of net sales in the consolidated statements of operations under Topic 606. Under such arrangements, we may receive a royalty payment for a trademark license that is entered into on a stand-alone basis or incorporated into an overall product sales arrangement. Royalty income is generally based on customer sales and recognized under the sales-based exception as the customer sale occurs. When minimum guaranteed royalty amounts are included in the transaction price, we recognize royalty income ratably over the license period for the minimum amount. When there is no consideration specified for the use of our trademark, the entire transaction price is recognized in connection with the transfer of control of product. Royalty income resulting from the right to use our technology is considered outside the scope of Topic 606 as it is not a part of our ongoing major or central activities, and consistent with past practice, is recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed-upon terms at the point or points in time that performance obligations are satisfied.

Consistent with the fact that the vast majority of our payment terms are less than 90 days from the point at which control of the promised goods or services is transferred, no adjustments have been made for the effects of a significant financing component under Topic 606. Additionally, we have elected to recognize the incremental costs associated with obtaining contracts as an expense when incurred if the amortization period of the assets that we would have recognized is one year or less. Amounts billed to customers for shipping and handling fees are considered a fulfillment cost and are included in net sales, and the costs incurred by us for the delivery of goods are classified as a component of the cost of goods sold in the consolidated statements of operations.

The adoption of Topic 606 is not expected to have a material impact on our financial position, results of operations, or cash flows in future periods.

U.S. Tax Reform

In December 2017, the U.S. enacted new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law and includes numerous provisions that will affect businesses, such as: (i) reducing the U.S. federal corporate income tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, (ix) creating the global intangibles low-tax income inclusions.

The Chemours Company

We have performed preliminary analyses of the impacts of the Tax Act in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 118 (SAB No. 118). SAB No. 118 allows us to record provisional amounts during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. Under these preliminary analyses, we recorded additional GAAP tax benefits in the fourth quarter of 2017 amounting to $3 million. The impacts of the Tax Act may differ from our provisional estimates due to many factors, including, but not limited to, changes to our interpretation of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that we may take. For the six months ended June 30, 2018, we did not record any adjustments to our provisional estimates.

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

Recent Accounting Pronouncements

See “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements for a discussion about recent accounting pronouncements.

Environmental Matters

Consistent with our values and our Environment, Health, Safety, and Sustainability policy, we are committed to preventing releases to the environment at our manufacturing sites to keep our people and communities safe, and to be good stewards of the environment. We are also subject to environmental laws and regulations relating to the protection of the environment. We believe that, as a general matter, our policies, standards, and procedures are properly designed to prevent an unreasonable risk of harm to people and the environment, and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with applicable environmental laws and regulations.

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

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At June 30, 2018 and December 31, 2017, we recorded environmental remediation accruals of $247 million and $253 million, respectively, relating to these matters which, in management’s opinion, are appropriate based on existing facts and circumstances.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase (Investigation) to the active clean-up phase (Active Remediation), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (OM&M), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual payments related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (PRPs). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we, through DuPont, have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $500 million above the amount accrued at June 30, 2018. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

The Chemours Company

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

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position, results of operations, or cash flows in any given year, as such obligation can be satisfied or settled over many years. For additional information, refer to the “Environmental Matters” section of MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2017.

While there are many remediation sites that contribute to our total environmental remediation accrual, the following table sets forth the sites that are the most significant.

(Dollars in millions)	June 30, 2018	December 31, 2017
Beaumont, Texas	$12	$12
Chambers Works, New Jersey	18	19
East Chicago, Indiana	21	20
Pompton Lakes, New Jersey	48	55
USS Lead, East Chicago, Indiana	20	26
All other sites	128	121
Total accrued environmental remediation	$247	$253

The five sites listed above represent approximately 50% of our reserve at June 30, 2018 and December 31, 2017. We expect to spend, in the aggregate, approximately $73 million over the next three years for these five sites. For all other sites, in the aggregate, we expect to spend approximately $86 million over the next three years.

Beaumont Works, Beaumont, Texas

Beaumont Works began operations in 1954 in Beaumont, Jefferson County, Texas. Over the years, Beaumont Works has produced a number of basic chemicals and elastomer products including acrylonitrile, ammonia, methanol, methyl methacrylate, caprolactam, Hypalon® synthetic rubber, Nordel® hydrocarbon rubber, and blended tetraethyl lead with halo-carbon solvent/stabilizers. With the sale of our aniline production unit to The Dow Chemical Company (Dow) in 2016, we have no ongoing manufacturing operations on the site. Dow and Lucite International, Inc. (Lucite) remain as long-term manufacturing tenants.

As site owner, we remain responsible for the remediation of historical chemical releases from past operations and are conducting this work under an RCRA hazardous waste post-closure permit and Compliance Plan (CP) issued by the State of Texas. The hazardous waste permit includes provisions to manage wastes and to investigate and mitigate releases. The CP is a component of the permit and includes mitigation and monitoring requirements, including a groundwater remediation system that was installed in 1991 to control chemical migration and protect adjacent water bodies. In addition, several solid waste management unit closures have been conducted and areas of past release addressed through interim measures to protect people and the environment. Over the years, extensive site studies have been completed and a final investigation report (Affected Property Assessment Report, or APAR, under the Texas Risk Reduction Program) for the entire site was approved by the state in 2014. We have recently completed a Remedial Action Plan (RAP), currently under agency review, to address all remaining historical solid waste management units and areas of concern identified in these studies, and we expect to have this RAP approved in 2018.

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

The Chemours Company

In response to identified groundwater contamination, a groundwater interceptor well system (IWS) was installed in 1970, which was designed to contain contaminated groundwater and restrict off-site migration. Additional remediation is being completed under a federal RCRA Corrective Action (CA) permit. The site has been studied extensively over the years, and more than 25 remedial actions have been completed to date and engineering and institutional controls put in place to ensure protection of people and the environment. In the fourth quarter of 2017, a site perimeter sheet pile barrier intended to more efficiently contain groundwater was completed.

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies onsite and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA CA for various solid waste management units and areas of concern not yet addressed through interim measures.

East Chicago, Indiana

East Chicago is a former manufacturing facility owned by us in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the east branch of the Grand Calumet River, to the east and north by residential and commercial areas, and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia, and zinc products and inorganic agricultural chemicals beginning in 1892 and ending in 1986. Organic chemical manufacturing began in 1944, consisting primarily of chlorofluorocarbons production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W. R. Grace Company (Grace) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

A comprehensive evaluation of soil and groundwater conditions at the site was performed as part of the RCRA CA process. Studies of historical site impacts began in 1983 in response to preliminary CERCLA actions undertaken by the U.S. Environmental Protection Agency (EPA). The EPA eventually issued an Administrative Order on Consent for the site in 1997. The order specified that remediation work be performed under RCRA CA authority. Work has proceeded under the RCRA CA process since that time.

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

On June 29, 2018, we sold the East Chicago site to a third-party for $1 million. In connection with the sale, the buyer has agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At June 30, 2018, we have accrued the full $21 million, and will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed. We recognized a gain of $3 million on the sale, which includes the purchase price of $1 million, plus $2 million in environmental remediation liabilities that were assumed by the buyer on the occurrence of the sale.

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

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (USS Lead) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to us in our separation-related agreement.

The Chemours Company

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (Atlantic Richfield) and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties (Atlantic Richfield, DuPont, and the U.S. Metals Refining Co.) entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. The EPA is continuing its efforts to identify additional PRPs for the USS Lead Superfund site clean-up, including the remainder of Zone 2. The EPA has scheduled negotiations with some of these parties. The EPA has stated its intention to issue a unilateral order to PRPs to complete the Zone 2 work. There is uncertainty as to whether the parties who receive the unilateral order will be able to reach an allocation and agree to comply with it.

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

PFOA

See our discussion under the heading “PFOA” in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Non-GAAP Financial Measures

We prepare our interim consolidated financial statements in accordance with GAAP. To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represent the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sales of assets and businesses; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted Net Income is defined as our net income or loss, adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, certain amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is presented on a diluted basis and is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding, accounting for the dilutive impact of our stock-based compensation awards. FCF is defined as our cash flows provided by operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted EBIT, divided by the average of our invested capital, which amounts to net debt plus equity.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures that we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and the related notes thereto included in this report, as well as the Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net income attributable to Chemours	$281	$161	$578	$311
Non-operating pension and other post-retirement employee benefit income	(7)	(10)	(14)	(18)
Exchange gains, net	(2)	(2)	(2)	(7)
Restructuring and other charges	9	6	19	18
Asset-related and other charges	1	2	1	2
Loss on extinguishment of debt	38	1	38	1
(Gain) loss on sale of assets or businesses (1)	(3)	2	(45)	(14)
Transaction costs (2)	9	2	9	2
Legal and other charges (3,6)	10	10	14	17
Adjustments made to income taxes (4,7)	(8)	(3)	(13)	(13)
Benefit from income taxes relating to reconciling items (5,7)	(14)	(5)	(5)	(4)
Adjusted Net Income	314	164	580	295
Net income attributable to non-controlling interests	1	—	1	1
Interest expense, net	48	54	100	105
All remaining depreciation and amortization (6)	71	71	141	142
All remaining provision for income taxes (7)	63	72	143	104
Adjusted EBITDA	$497	$361	$965	$647

Weighted-average number of common shares outstanding - basic	177,798,484	185,069,436	179,922,433	184,243,461
Dilutive effect of our employee compensation plans	6,022,757	6,057,203	6,142,986	5,899,412
Weighted-average number of common shares outstanding - diluted	183,821,241	191,126,639	186,065,419	190,142,873

Per share data
Basic earnings per share of common stock	$1.58	$0.87	$3.21	$1.69
Diluted earnings per share of common stock	1.53	0.84	3.11	1.64
Adjusted basic earnings per share of common stock	1.77	0.89	3.22	1.60
Adjusted diluted earnings per share of common stock	1.71	0.86	3.12	1.55
(1)

For the three months ended June 30, 2018, gain on sale includes a $3 million gain associated with the sale of our East Chicago, Indiana site. For the six months ended June 30, 2018, gain on sale includes a $3 million gain and a $42 million gain associated with the sales of our East Chicago and Linden, New Jersey sites, respectively. For the three months ended June 30, 2017, loss on sale includes a $2 million adjustment associated with the sale of our Sulfur business in 2016. For the six months ended June 30, 2017, gain on sale includes a $12 million gain associated with the sale of our Edge Moor, Delaware site and a $4 million gain associated with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 million adjustment associated with the sale of our Sulfur business in 2016.

(2)	Includes costs associated with our debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with our strategic initiatives.
(3)	Includes litigation settlements, PFOA drinking water treatment accruals, acquisition-related intangible asset amortization, and other charges.
(4)

Includes the removal of certain discrete income tax amounts within our provision for income taxes. For the three and six months ended June 30, 2018, adjustments made to income taxes includes $5 million and $10 million in windfall tax benefits on our share-based payments, respectively, and $3 million in tax benefits resulting from unrealized losses on foreign exchange rates related to toll charges pursuant to U.S. tax reform. For the three and six months ended June 30, 2017, adjustments made to income taxes includes $3 million and $13 million in windfall tax benefits on our share-based payments, respectively.

(5)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and include both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

(6)

The total amount of depreciation and amortization, including acquisition-related intangible asset amortization included in legal and other charges above, reconciles to the amount reported in the statements of cash flows for the six months ended June 30, 2018 and 2017.

(7)	The total provision for income taxes reconciles to the amount reported in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash provided by operating activities for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash provided by operating activities	$539	$225
Less: Purchases of property, plant, and equipment	(228)	(138)
Free Cash Flows	$311	$87

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents at June 30, 2018 and 2017.

	Twelve Months Ended June 30,
(Dollars in millions)	2018	2017
Adjusted EBITDA (1)	$1,740	$1,153
Less: Depreciation and amortization (1)	(273)	(287)
Adjusted EBIT	1,467	866

Total debt	3,973	4,070
Total equity	1,025	572
Less: Cash and cash equivalents	(1,217)	(1,529)
Invested capital, net	$3,781	$3,113

Average invested capital (2)	$3,481	$3,158

Return on Invested Capital	42.1%	27.4%
(1)

Based on amounts for the trailing 12 months ended June 30, 2018 and 2017. Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding tables for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and six months ended June 30, 2018 and 2017.

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

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2018, we had 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $567 million, the fair value of which amounted to $1 million of net unrealized loss. We had no foreign currency forward contracts outstanding at December 31, 2017. We recognized net losses of $8 million and $5 million for the three and six months ended June 30, 2018, respectively, and net gains of $8 million and $7 million for the three and six months ended June 30, 2017, respectively, within other income, net in the consolidated statements of operations related to our foreign currency forward contracts.

Beginning in the second quarter of 2018, we elected to enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2018, we had 31 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $151 million, the fair value of which amounted to $7 million of net unrealized gain. We recognized a pre-tax gain of $7 million for the three and six months ended June 30, 2018 on our cash flow hedge within accumulated other comprehensive loss. No amounts were reclassified to cost of goods sold from accumulated other comprehensive loss during the three and six months ended June 30, 2018.

We have also designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by the changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $48 million and $13 million for the three and six months ended June 30, 2018, respectively, and pre-tax losses of $40 million and $50 million for the three and six months ended June 30, 2017, respectively, on our net investment hedges within accumulated other comprehensive loss.

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 19 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also provide reasonable assurance that the information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow for timely decisions regarding required disclosures.

As of June 30, 2018, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

The Chemours Company

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For the purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D); and,
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D).

The following action is filed in the State of North Carolina County of New Hanover General Court of Justice, Superior Court Division:

•	Cape Fear River Watch vs. North Carolina Department of Environmental Quality (18 CVS 2462).

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

Dordrecht, Netherlands

We have received requests from the local environmental agency (DCMR, formerly under the jurisdiction of OZHZ), the Labor Inspectorate (iSZW), the Inspectorate for Environment and Transportation (ILT), and the Water Authority (RWS) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies will decide whether additional information is warranted. Since the publication of reports by the National Institute for Public Health and the Environment (RIVM) in May 2017 and iSZW in July 2017, no further documents related to these completed reports have been requested. We continue to cooperate with all authorities in responding to information requests, including those related to a preliminary investigation initiated by a public prosecutor, although we have not received notice of any specific legal action from the prosecutor’s office.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2017 Share Repurchase Program

On November 30, 2017, our board of directors approved the 2017 Share Repurchase Program, authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity. Under the 2017 Share Repurchase Program, shares of our common stock were purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2017 Share Repurchase Program became effective on November 30, 2017. On May 31, 2018, we completed the aggregate $500 million in authorized purchases of our issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and are accounted for using the cost method. Our 2017 Share Repurchase Program was announced to the public on December 1, 2017.

The following table sets forth the purchases of our issued and outstanding common stock under the 2017 Share Repurchase Program for the three months ended June 30, 2018.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended April 30, 2018	764,786	$50.58	764,786	$100
Month ended May 31, 2018	1,955,303	51.14	1,955,303	—
Month ended June 30, 2018	—	—	—	—
Total	2,720,089	$50.99	2,720,089	$—
(1)	The total number of shares purchased under the 2017 Share Repurchase Program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the 2017 Share Repurchase Program exclude fees, commissions, and other charges for the related transactions.

The Chemours Company

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (2018 Share Repurchase Program). Our 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through its expiration on December 31, 2020. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method. Our 2018 Share Repurchase Program was announced to the public on August 2, 2018.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mine in Starke, Florida is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None.

The Chemours Company

Item 6. EXHIBITS

Exhibit Number	Description
1.1

Underwriting Agreement, dated as of May 22, 2018, by and among The Chemours Company, the Guarantors named therein, and the several Underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 6, 2018).

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

4.1

Second Supplemental Indenture, dated as of June 6, 2018, among The Chemours Company, the Guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 6, 2018).

4.2

Fourth Supplemental Indenture, dated as of June 6, 2018, among The Chemours Company, the Guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 6, 2018).

4.3	Specimen 4.000% Senior Note Due 2026 (included in Exhibit 4.1).

10.1

Amended and Restated Credit Agreement, dated as of April 3, 2018, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2018).

10.2*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.3*

Form of Deferred Stock Unit Terms for Nonemployee Directors under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

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

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	August 3, 2018

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)