Form 10-Q
period 2018-09-30
Chemours Co
filed 2018-11-02
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(302) 773-1000

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 171,084,799 shares of common stock, $0.01 par value, outstanding at October 29, 2018.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,628	$1,584	$5,174	$4,608
Cost of goods sold	1,151	1,119	3,603	3,347
Gross profit	477	465	1,571	1,261
Selling, general, and administrative expense	163	153	466	461
Research and development expense	20	20	61	62
Restructuring, asset-related, and other charges	12	8	32	31
Total other operating expenses	195	181	559	554
Equity in earnings of affiliates	10	9	32	26
Interest expense, net	(47)	(55)	(148)	(160)
Loss on extinguishment of debt	—	—	(38)	(1)
Other income, net	24	12	115	77
Income before income taxes	269	250	973	649
(Benefit from) provision for income taxes	(6)	43	119	130
Net income	275	207	854	519
Less: Net income attributable to non-controlling interests	—	—	1	1
Net income attributable to Chemours	$275	$207	$853	$518

Per share data
Basic earnings per share of common stock	$1.56	$1.12	$4.77	$2.81
Diluted earnings per share of common stock	1.51	1.08	4.62	2.72

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$269	$6	$275	$250	$(43)	$207
Other comprehensive income (loss):
Hedging activities:
Unrealized loss on net investment hedge	(11)	3	(8)	(26)	10	(16)
Unrealized loss on cash flow hedge	(1)	—	(1)	—	—	—
Reclassifications to net income - cash flow hedge	(1)	—	(1)	—	—	—
Hedging activities, net	(13)	3	(10)	(26)	10	(16)
Cumulative translation adjustment	36	—	36	35	—	35
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain	—	—	—	5	—	5
Effect of foreign exchange rates	(2)	—	(2)	(9)	2	(7)
Reclassifications to net income:
Amortization of prior service gain	—	—	—	(1)	—	(1)
Amortization of actuarial loss	4	(1)	3	5	(1)	4
Settlement loss	2	—	2	1	—	1
Defined benefit plans, net	4	(1)	3	1	1	2
Other comprehensive income	27	2	29	10	11	21
Comprehensive income	296	8	304	260	(32)	228
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—	—
Comprehensive income attributable to Chemours	$296	$8	$304	$260	$(32)	$228

	Nine Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$973	$(119)	$854	$649	$(130)	$519
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	2	(1)	1	(76)	20	(56)
Unrealized gain on cash flow hedge	6	—	6	—	—	—
Reclassifications to net income - cash flow hedge	(1)	—	(1)	—	—	—
Hedging activities, net	7	(1)	6	(76)	20	(56)
Cumulative translation adjustment	(17)	—	(17)	224	—	224
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain	—	—	—	5	—	5
Effect of foreign exchange rates	3	—	3	(36)	8	(28)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	11	(2)	9	15	(3)	12
Settlement loss	2	—	2	1	—	1
Defined benefit plans, net	15	(2)	13	(16)	5	(11)
Other comprehensive income	5	(3)	2	132	25	157
Comprehensive income	978	(122)	856	781	(105)	676
Less: Comprehensive income attributable to non-controlling interests	1	—	1	1	—	1
Comprehensive income attributable to Chemours	$977	$(122)	$855	$780	$(105)	$675

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,275	$1,556
Accounts and notes receivable, net	998	919
Inventories	1,086	935
Prepaid expenses and other	89	83
Total current assets	3,448	3,493
Property, plant, and equipment	8,885	8,511
Less: Accumulated depreciation	(5,678)	(5,503)
Property, plant, and equipment, net	3,207	3,008
Goodwill and other intangible assets, net	187	166
Investments in affiliates	179	173
Other assets	491	453
Total assets	$7,512	$7,293
Liabilities
Current liabilities:
Accounts payable	$1,123	$1,075
Current maturities of long-term debt	14	15
Other accrued liabilities	561	558
Total current liabilities	1,698	1,648
Long-term debt, net	3,985	4,097
Deferred income taxes	220	208
Other liabilities	463	475
Total liabilities	6,366	6,428
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 187,149,447 shares issued and 173,849,387 shares outstanding at September 30, 2018; 185,343,034 shares issued and 182,956,628 shares outstanding at December 31, 2017)	2	2
Treasury stock at cost (13,300,060 shares at September 30, 2018; 2,386,406 shares at December 31, 2017)	(636)	(116)
Additional paid-in capital	856	837
Retained earnings	1,358	579
Accumulated other comprehensive loss	(440)	(442)
Total Chemours stockholders’ equity	1,140	860
Non-controlling interests	6	5
Total equity	1,146	865
Total liabilities and equity	$7,512	$7,293

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,
	Common Stock			Treasury Stock
	Shares	Amount	Dividends per Share	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at July 1, 2017	184,691,137	$2	$—	—	$—	$820	$186	$(441)	$5	$572
Common stock issued - compensation plans	42,344	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	358,577	—	—	—	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	—	6	—	—	—	6
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	207	—	—	207
Dividends	—	—	0.03	—	—	—	(5)	—	—	(5)
Other comprehensive income	—	—	—	—	—	—	—	21	—	21
Balance at September 30, 2017	185,092,058	$2	$0.03	—	$—	$830	$388	$(420)	$5	$805

Balance at July 1, 2018	186,594,368	$2	$—	10,073,236	$(500)	$859	$1,127	$(469)	$6	$1,025
Common stock issued - compensation plans	431,744	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	123,335	—	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	—	3,226,824	(136)	—	—	—	—	(136)
Stock-based compensation expense	—	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(10)	—	—	—	(10)
Net income	—	—	—	—	—	—	275	—	—	275
Dividends	—	—	0.25	—	—	—	(44)	—	—	(44)
Other comprehensive income	—	—	—	—	—	—	—	29	—	29
Balance at September 30, 2018	187,149,447	$2	$0.25	13,300,060	$(636)	$856	$1,358	$(440)	$6	$1,146

	Nine Months Ended September 30,
	Common Stock			Treasury Stock
	Shares	Amount	Dividends per Share	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at January 1, 2017	182,600,533	$2	$—	—	$—	$789	$(114)	$(577)	$4	$104
Common stock issued - compensation plans	504,098	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,987,427	—	—	—	—	30	—	—	—	30
Stock-based compensation expense	—	—	—	—	—	21	—	—	—	21
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(10)	—	—	—	(10)
Net income	—	—	—	—	—	—	518	—	1	519
Dividends	—	—	0.09	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	—	—	—	157	—	157
Balance at September 30, 2017	185,092,058	$2	$0.09	—	$—	$830	$388	$(420)	$5	$805

Balance at January 1, 2018	185,343,034	$2	$—	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	787,451	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,018,962	—	—	—	—	15	—	—	—	15
Purchases of treasury stock, at cost	—	—	—	10,926,065	(520)	—	—	—	—	(520)
Shares issued under employee stock purchase plan	—	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	20	—	—	—	20
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(16)	—	—	—	(16)
Net income	—	—	—	—	—	—	853	—	1	854
Dividends	—	—	0.42	—	—	—	(74)	—	—	(74)
Other comprehensive income	—	—	—	—	—	—	—	2	—	2
Balance at September 30, 2018	187,149,447	$2	$0.42	13,300,060	$(636)	$856	$1,358	$(440)	$6	$1,146

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$854	$519
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	213	204
Asset-related charges	—	3
Gain on sales of assets and businesses	(45)	(14)
Equity in earnings of affiliates, net	(4)	(26)
Loss on extinguishment of debt	38	1
Amortization of debt issuance costs and issue discounts	9	10
Deferred tax provision	3	53
Other operating charges and credits, net	9	26
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(87)	(110)
Inventories and other operating assets	(186)	(91)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	77	(238)
Cash provided by operating activities	881	337
Cash flows from investing activities
Purchases of property, plant, and equipment	(344)	(246)
Acquisition of business, net	(37)	—
Proceeds from sales of assets and businesses, net	46	39
Foreign exchange contract settlements, net	8	5
Cash used for investing activities	(327)	(202)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	494
Debt repayments	(675)	(24)
Payments related to extinguishment of debt	(29)	(1)
Payments of debt issuance costs	(12)	(6)
Purchases of treasury stock, at cost	(520)	—
Proceeds from exercised stock options, net	15	30
Payments related to tax withholdings on vested restricted stock units	(16)	(10)
Payments of dividends	(106)	(16)
Cash (used for) provided by financing activities	(823)	467
Effect of exchange rate changes on cash and cash equivalents	(12)	31
(Decrease) increase in cash and cash equivalents	(281)	633
Cash and cash equivalents at January 1,	1,556	902
Cash and cash equivalents at September 30,	$1,275	$1,535

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$12	$(16)
Obligations incurred under build-to-suit lease arrangement	41	—
Purchases of treasury stock not settled by period-end	10	—

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

In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, as an update to the previously issued guidance. This update added a transition option which allows for recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company plans to elect this transition option.

At adoption, the Company expects to recognize a material increase in total assets and total liabilities resulting from the recognition of right-of-use assets and the related lease liabilities initially measured at the present value of its future operating lease payments. The impact of adopting ASU No. 2016-02 will depend on the Company’s lease portfolio as of the adoption date. The Company continues to evaluate the impacts of adopting this guidance on its financial position, results of operations, and cash flows, and is updating its systems, processes, and internal controls to meet the new reporting and disclosure requirements in ASU No. 2016-02.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU No. 2018-02), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings for any stranded tax effects resulting from U.S. tax reform. The amendments in this update also require certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a significant impact on its financial position.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU No. 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Pursuant to the amendments, the Company, when acting as a customer to a cloud computing arrangement that is a service contract, is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Upon adoption, the Company will have the option to elect whether it applies the amendments under ASU No. 2018-15 retrospectively, or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impacts of adopting this guidance on its financial position, results of operations, and cash flows.

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

Effective January 1, 2018, Chemours adopted the new revenue recognition guidance contained in Topic 606 using the modified retrospective transition method. The Company elected to utilize a practical expedient allowed under the modified retrospective transition method to apply the new standard only to contracts that are not completed on the date of initial adoption. In applying this guidance, the Company evaluated its population of open contracts with customers on January 1, 2018 and determined that the impact of adopting Topic 606 was not material to its consolidated financial statements as a whole. No cumulative adjustment to the Company’s opening retained earnings balance was required. As a result of applying this new guidance, there are changes to the classification of certain amounts in the consolidated statements of operations. Certain royalty income amounts for trademark licensing arrangements that were previously reflected as a component of other income, net in the consolidated statements of operations are now reflected as a component of net sales, which amounted to $1 and $4 for the three and nine months ended September 30, 2018, respectively. Additionally, certain expenses related to the Company’s provision of technical services to customers that were previously reflected as a component of selling, general, and administrative expense in the consolidated statements of operations will now be reflected as a component of the cost of goods sold, which amounted to less than $1 and $2 for the three and nine months ended September 30, 2018, respectively. Under the modified retrospective transition method, the Company’s comparative financial information as of and for the three and nine months ended September 30, 2017 and as of December 31, 2017 has not been restated, and as such, continues to be reported using the accounting standards in effect during those time periods.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$1,627	$1	$1,628
Cost of goods sold	1,151	—	1,151
Gross profit	476	1	477
Selling, general, and administrative expense	163	—	163
Research and development expense	20	—	20
Restructuring, asset-related, and other charges	12	—	12
Total other operating expenses	195	—	195
Equity in earnings of affiliates	10	—	10
Interest expense, net	(47)	—	(47)
Loss on extinguishment of debt	—	—	—
Other income, net	25	(1)	24
Income before income taxes	269	—	269
Benefit from income taxes	(6)	—	(6)
Net income	275	—	275
Less: Net income attributable to non-controlling interests	—	—	—
Net income attributable to Chemours	$275	$—	$275

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$5,170	$4	$5,174
Cost of goods sold	3,601	2	3,603
Gross profit	1,569	2	1,571
Selling, general, and administrative expense	468	(2)	466
Research and development expense	61	—	61
Restructuring, asset-related, and other charges	32	—	32
Total other operating expenses	561	(2)	559
Equity in earnings of affiliates	32	—	32
Interest expense, net	(148)	—	(148)
Loss on extinguishment of debt	(38)	—	(38)
Other income, net	119	(4)	115
Income before income taxes	973	—	973
Provision for income taxes	119	—	119
Net income	854	—	854
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$853	$—	$853

The adoption of Topic 606 did not impact the Company’s consolidated balance sheets or consolidated statements of cash flows as of and for the nine months ended September 30, 2018 and is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows in future periods.

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

Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715) (ASU No. 2017-07), which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The provisions of ASU No. 2017-07 are effective for fiscal years beginning after December 31, 2017, as well as interim periods within those fiscal years, and should be applied (i) retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and (ii) prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company adopted this guidance on January 1, 2018, which resulted in a reclassification of non-operating pension income from the operating expense captions of the consolidated statements of operations to other income, net for the three and nine months ended September 30, 2017.

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the three months ended September 30, 2017.

	Three Months Ended September 30, 2017
		ASU No. 2017-07
	As Reported	Adjustments	As Reclassified
Net sales	$1,584	$—	$1,584
Cost of goods sold	1,117	2	1,119
Gross profit	467	(2)	465
Selling, general, and administrative expense	148	5	153
Research and development expense	20	—	20
Restructuring, asset-related, and other charges	8	—	8
Total other operating expenses	176	5	181
Equity in earnings of affiliates	9	—	9
Interest expense, net	(55)	—	(55)
Loss on extinguishment of debt	—	—	—
Other income, net	5	7	12
Income before income taxes	250	—	250
Provision for income taxes	43	—	43
Net income	207	—	207
Less: Net income attributable to non-controlling interests	—	—	—
Net income attributable to Chemours	$207	$—	$207

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
		ASU No. 2017-07
	As Reported	Adjustments	As Reclassified
Net sales	$4,608	$—	$4,608
Cost of goods sold	3,341	6	3,347
Gross profit	1,267	(6)	1,261
Selling, general, and administrative expense	444	17	461
Research and development expense	61	1	62
Restructuring, asset-related, and other charges	31	—	31
Total other operating expenses	536	18	554
Equity in earnings of affiliates	26	—	26
Interest expense, net	(160)	—	(160)
Loss on extinguishment of debt	(1)	—	(1)
Other income, net	53	24	77
Income before income taxes	649	—	649
Provision for income taxes	130	—	130
Net income	519	—	519
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$518	$—	$518

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

Note 3. Significant Transactions and Events

Sale of Land in Linden, New Jersey

In March 2016, the Company entered into an agreement to sell a 210-acre plot of land that formerly housed a DuPont manufacturing site located in Linden, New Jersey. The land was assigned to Chemours in connection with its separation from DuPont, and the Company completed the sale in March 2018 for a gain of $42 and net cash proceeds of $39. As part of the sales agreement, the buyer agreed to assume certain costs associated with ongoing environmental remediation activities at the site amounting to $3, which have been reflected as a component of prepaid expenses and other on the consolidated balance sheets. Chemours remains responsible for certain other ongoing environmental remediation activities at the site, which were previously accrued as a component of other liabilities on the consolidated balance sheets.

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

	Fair Value At	Measurement Period	Adjusted	Weighted-average
	Acquisition Date	Adjustments	Fair Value	Useful Life (Years)
Assets acquired:
Accounts receivable - trade	$4	$—	$4
Inventories	8	—	8
Property, plant, and equipment	1	—	1
Identifiable intangible asset:
Customer relationships (1)	20	2	22	5
Total assets acquired	33	2	35
Liabilities assumed:
Accounts payable	1	—	1
Other accrued liabilities	1	—	1
Total liabilities assumed	2	—	2
Total identifiable net assets acquired	31	2	33
Goodwill (1)	6	(2)	4
Net assets acquired	$37	$—	$37

(1)

During the three months ended September 30, 2018, the Company recorded a measurement period adjustment to its customer relationships based on an ongoing analysis associated with the preparation of a third-party appraisal.

The fair value of the customer relationships was determined using the excess earnings method, which is a discounted cash flows approach. This  method takes into account significant unobservable inputs and is a Level 3 fair value measurement within the fair value hierarchy. The use of this valuation methodology requires management to make various assumptions, including, but not limited to, assumptions about future profitability, cash flows, and discount rates applicable to the acquired business and, where applicable, market participants. These assumptions are based on management’s best estimates and include considerations related to management’s knowledge and experience, historical trends, general economic conditions, and other situational factors.

The Company’s consolidated financial statements include ICOR’s results of operations from April 2, 2018, the date of acquisition, through September 30, 2018. Net sales and net income attributable to Chemours contributed by ICOR during this period were not material to the Company’s or its Fluoroproducts segment’s results of operations. Acquisition-related expenses amounted to less than $1 during the three and nine months ended September 30, 2018 and are included as a component of selling, general, and administrative expense in the consolidated statements of operations.

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

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$273	$87	$228	$588
Asia Pacific	168	21	251	440
Europe, the Middle East, and Africa	188	5	189	382
Latin America (2)	53	42	123	218
Total net sales	$682	$155	$791	$1,628

Net sales by product group
Fluorochemicals	$345	$—	$—	$345
Fluoropolymers	337	—	—	337
Mining solutions	—	74	—	74
Performance chemicals and intermediates	—	81	—	81
Titanium dioxide and other minerals	—	—	791	791
Total net sales	$682	$155	$791	$1,628
(1)	Net sales are attributable to countries based on customer location.
(2)	Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$888	$259	$700	$1,847
Asia Pacific	505	63	754	1,322
Europe, the Middle East, and Africa	657	14	682	1,353
Latin America (2)	163	117	372	652
Total net sales	$2,213	$453	$2,508	$5,174

Net sales by product group
Fluorochemicals	$1,183	$—	$—	$1,183
Fluoropolymers	1,030	—	—	1,030
Mining solutions	—	212	—	212
Performance chemicals and intermediates	—	241	—	241
Titanium dioxide and other minerals	—	—	2,508	2,508
Total net sales	$2,213	$453	$2,508	$5,174
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$925	$847
Customer rebates	72	83

(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and $1 at September 30, 2018 and December 31, 2017, respectively, and is net of allowances for doubtful accounts of $5 at September 30, 2018 and December 31, 2017. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at September 30, 2018 and December 31, 2017 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2018 were not significant. For the three and nine months ended September 30, 2018, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts at September 30, 2018 or December 31, 2017.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s MSA or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2018, Chemours had $90 of remaining performance obligations. The Company expects to recognize approximately 10% of its remaining performance obligations as revenue in 2018, an additional 30% in 2019, and the balance thereafter. The Company applies the practical expedient in Topic 606 and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2018 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by category for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring and other charges:
Employee separation charges	$2	$—	$8	$5
Decommissioning and other charges	10	8	24	26
Total restructuring, asset-related, and other charges	$12	$8	$32	$31

The following table sets forth the impacts of the Company’s restructuring, asset-related, and other charges to segment earnings for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Plant and product line closures:
Fluoroproducts	$—	$—	$—	$3
Chemical Solutions	1	5	4	16
Titanium Technologies	—	—	—	4
Corporate and Other	4	—	6	—
Total plant and product line closures	5	5	10	23
2017 Restructuring Program:
Fluoroproducts	2	—	7	—
Chemical Solutions	—	—	1	—
Corporate and Other	5	3	14	8
Total 2017 Restructuring Program	7	3	22	8
Total restructuring, asset-related, and other charges	$12	$8	$32	$31

Plant and Product Line Closures

In August 2015, in an effort to improve the profitability of the Company’s Fluoroproducts segment, management approved the closure of certain production lines in the segment’s U.S. manufacturing plants. For the nine months ended September 30, 2017, the Company recorded additional decommissioning and dismantling-related charges of $3 for certain of these production lines. At December 31, 2017, the Company had substantially completed all actions related to the restructuring activities for certain of its production lines, which amounted to $17 in the aggregate, excluding non-cash asset-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

In the fourth quarter of 2015, the Company announced the completion of the strategic review of its Reactive Metals Solutions (RMS) business and management’s decision to stop production at its Niagara Falls, New York manufacturing plant. The RMS plant had approximately 200 employees and contractors impacted by this action, and production stopped at the plant in September 2016, when the Company immediately began actions to decommission the plant. The Company recorded additional decommissioning and dismantling-related charges of $1 and $4 for the three and nine months ended September 30, 2018, respectively, and $5 and $16 for the three and nine months ended September 30, 2017, respectively. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through 2021, which will be expensed as incurred. As of September 30, 2018, the Company incurred, in the aggregate, $35 in restructuring charges related to these activities, excluding non-cash asset-related charges.

In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing plant. The Edge Moor plant produced TiO2 pigment for use in the paper industry and certain other applications where demand had steadily declined, resulting in under-used capacity at the plant. In addition, the Company permanently closed one under-used TiO2 pigment production line at its New Johnsonville, Tennessee plant. The Company stopped production at its Edge Moor plant in September 2015, and immediately began decommissioning the plant. For the nine months ended September 30, 2017, the Company recorded additional decommissioning and dismantling-related charges of $4. The Company completed these activities in 2017, which amounted to $60 in the aggregate, excluding non-cash asset-related charges. The Company sold the land where the plant was located for $10 in the first quarter of 2017.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont. For the three and nine months ended September 30, 2018, the Company incurred $4 and $6 in decommissioning and dismantling-related charges associated with these efforts, respectively. The Company expects to incur approximately $25 to $30 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred.

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

In 2017, the Company also announced a voluntary separation program (VSP) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP are entitled to receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees will separate from the Company by the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP will be recognized over the period that each participating employee continues to provide service to Chemours.

The Company recorded additional charges of $7 and $22 for the three and nine months ended September 30, 2018, respectively, and $3 and $8 for the three and nine months ended September 30, 2017, respectively, for its 2017 program. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $54 at September 30, 2018.

As a result of its 2017 program, the Company expects to incur incremental charges for restructuring-related activities and termination benefits  ranging from $5 to $10 through the end of 2018, which will be expensed as incurred.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2018.

	Fluoroproducts Lines Shutdown	Chemical Solutions Site Closures	Titanium Technologies Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	Total
Balance at December 31, 2017	$—	$2	$1	$1	$23	$27
Charges to income	—	—	—	—	8	8
Payments	—	(1)	—	(1)	(15)	(17)
Balance at September 30, 2018	$—	$1	$1	$—	$16	$18

At September 30, 2018, there are no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasing, contract services, and miscellaneous income (1)	$24	$7	$47	$24
Royalty income (2)	2	2	9	12
Gain on sales of assets and businesses (3)	—	—	45	14
Exchange (losses) gains, net (4)	(6)	(4)	(4)	3
Non-operating pension and other post-retirement employee benefit income	4	7	18	24
Total other income, net	$24	$12	$115	$77
(1)

Leasing, contract services, and miscellaneous income includes European Union quota authorization sales of $18 and $38 for the three and nine months ended September 30, 2018, respectively, and $6 and $14 for the three and nine months ended September 30, 2017, respectively.

(2)

Royalty income for the three and nine months ended September 30, 2018 is primarily from technology licensing. Royalty income for the three and nine months ended September 30, 2017 is primarily from technology and trademark licensing.

(3)

For the nine months ended September 30, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively. For the nine months ended September 30, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016.

(4)	Exchange (losses) gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.

Note 7. Income Taxes

For the three months ended September 30, 2018 and 2017, Chemours recorded a benefit from and a provision for income taxes amounting to $6 and $43, resulting in effective income tax rates of approximately negative 2% and 17%, respectively. For the nine months ended September 30, 2018 and 2017, Chemours recorded provisions for income taxes amounting to $119 and $130, resulting in effective income tax rates of approximately 12% and 20%, respectively.

The change in the Company’s benefit from income taxes for the three months ended September 30, 2018 was primarily attributable to the following: $17 in income tax benefits related to the reversal of the valuation allowance on carryforward foreign tax credits due to changes in normal business operations; $14 in income tax benefits related to the filing of the Company’s 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced corporate tax rate; $4 in income tax benefits related to windfalls on share-based payments; and, the Company’s geographic mix of earnings. The aforementioned income tax benefits were somewhat offset by increased tax expenses resulting from the Company’s increased profitability for the three months then-ended. The change in the Company’s provision for income taxes for the nine months ended September 30, 2018 was primarily attributable to the following: $17 in income tax benefits related to the reversal of the valuation allowance on carryforward foreign tax credits due to changes in normal business operations; $14 in income tax benefits related to the filing of the Company’s 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced corporate tax rate; $14 in income tax benefits related to windfalls on share-based payments; $10 in income tax benefits related to the Company’s loss on debt extinguishment; and, the Company’s geographic mix of earnings. The aforementioned income tax benefits were somewhat offset by increased tax expenses resulting from the Company’s increased profitability for the nine months then-ended, as well as $10 in income tax expense related to asset sales that took place during the first quarter, and $23 in income tax expense related to the impact of certain U.S. tax reform provisions.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

In connection with the new federal tax legislation commonly referred to as the Tax Cut and Jobs Act (Tax Act), the Company recorded provisional estimates for U.S. tax reform in its provision for income taxes for the year ended December 31, 2017, which amounted to a net benefit of $3. Staff Accounting Bulletin No. 118 (SAB No. 118) issued by the U.S. Securities and Exchange Commission (SEC) allows registrants to record provisional estimates for the Tax Act during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. The impacts of the Tax Act may differ from the Company’s provisional estimates due to many factors, including, but not limited to, changes to its interpretations of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that the Company may take. During the three and nine months ended September 30, 2018, the Company recorded a $10 tax benefit to adjust its initial provisional estimates for U.S. tax reform in its benefit from and provision for income taxes, which impacted its effective tax rates by approximately 4% and 1%, respectively. The adjustment was specifically related to the Company’s initial estimate of the revaluation of certain deferred tax assets and liabilities as a result of the reduced corporate tax rate, the transition tax (as defined in the Tax Act) on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries, and the associated foreign tax credits. The Company, to date, has not made any other significant changes to its initial provisional estimates recorded in the fourth quarter of 2017.

The Company continues to evaluate the effects of the Tax Act’s provisions on its consolidated financial statements; however, the Company expects to complete its evaluation within the applicable measurement period, pursuant to SAB No. 118. As such, the Company’s provisional estimates for the Tax Act may continue to change within this period, resulting in a material impact to its financial position, results of operations, or cash flows.

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

Note 8. Earnings Per Share of Common Stock

The following table sets forth reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (EPS) calculations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to Chemours	$275	$207	$853	$518
Denominator:
Weighted-average number of common shares outstanding - basic	176,489,881	185,431,036	178,765,676	184,641,599
Dilutive effect of the Company’s employee compensation plans	5,387,244	6,206,778	5,891,072	5,909,015
Weighted-average number of common shares outstanding - diluted	181,877,125	191,637,814	184,656,748	190,550,614

Basic earnings per share of common stock	$1.56	$1.12	$4.77	$2.81
Diluted earnings per share of common stock	1.51	1.08	4.62	2.72

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average number of stock options	480,123	954	160,041	57,429

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Accounts receivable - trade, net (1)	$925	$847
VAT, GST, and other taxes (2)	58	54
Other receivables (3)	15	18
Total accounts and notes receivable, net	$998	$919
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and $1 at September 30, 2018 and December 31, 2017, respectively, and is net of allowances for doubtful accounts of $5 at September 30, 2018 and December 31, 2017. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (VAT) and goods and services tax (GST) for various jurisdictions.
(3)	Other receivables consist of notes receivable, advances, the fair value of derivative assets, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was not significant for the three and nine months ended September 30, 2018 and 2017.

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Finished products	$707	$648
Semi-finished products	188	164
Raw materials, stores, and supplies	403	313
Inventories before LIFO adjustment	1,298	1,125
Less: Adjustment of inventories to LIFO basis	(212)	(190)
Total inventories	$1,086	$935

Inventory values, before last-in, first-out (LIFO) adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $564 and $509 (or 44% and 45%) of its inventories balances before the LIFO adjustments at September 30, 2018 and December 31, 2017, respectively. The remainder of inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Equipment	$7,029	$6,961
Buildings	898	875
Construction-in-progress	802	520
Land	120	119
Mineral rights	36	36
Property, plant, and equipment	8,885	8,511
Less: Accumulated depreciation	(5,678)	(5,503)
Total property, plant, and equipment, net	$3,207	$3,008

Depreciation expense amounted to $68 and $207 for the three and nine months ended September 30, 2018, respectively, and $61 and $201 for the three and nine months ended September 30, 2017, respectively. Property, plant, and equipment, net includes gross assets under capital leases of $7 at September 30, 2018 and December 31, 2017, and a build-to-suit lease asset of $49 and $8 at September 30, 2018 and December 31, 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Capitalized repair and maintenance costs	$122	$117
Pension assets (1)	287	260
Deferred income taxes	45	40
Miscellaneous (2)	37	36
Total other assets	$491	$453
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.
(2)

Miscellaneous primarily includes deferred issuance costs related to the Company’s senior secured revolving credit facility of $10 and $9 at September 30, 2018 and December 31, 2017, respectively, and Company-owned life insurance policies on former key executives of a U.S. subsidiary. These life insurance policies have a cash surrender value of $64 at September 30, 2018 and December 31, 2017, and are presented net of outstanding loans from the policy issuer of $64 and $63 at September 30, 2018 and December 31, 2017, respectively.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Trade payables	$1,095	$1,008
Dividends payable (1)	—	31
VAT and other payables	28	36
Total accounts payable	$1,123	$1,075

(1)	Represents a $0.17 per share dividend declared in December 2017, which was paid on March 15, 2018 to the Company’s shareholders of record as of the close of business on February 15, 2018.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Compensation and other employee-related costs	$102	$174
Employee separation costs (1)	18	27
Accrued litigation (2)	46	13
Environmental remediation (2)	81	66
Income taxes	86	58
Customer rebates	72	83
Deferred income	5	8
Accrued interest	60	24
Miscellaneous (3)	91	105
Total other accrued liabilities	$561	$558
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring and other activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 17 - Commitments and Contingent Liabilities.”
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 15. Debt

The following table sets forth the components of the Company’s debt at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$923
Tranche B-1 Euro Term Loan due May 2022 (€395 at December 31, 2017)	—	469
Tranche B-2 Dollar Term Loan due May 2025	896	—
Tranche B-2 Euro Term Loan due May 2025 (€348 at September 30, 2018)	410	—
Senior unsecured notes:
6.625% due May 2023	908	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at December 31, 2017)	—	350
4.000% due May 2026 (€450 at September 30, 2018)	529	—
5.375% due May 2027	500	500
Capital lease obligations	2	3
Build-to-suit lease obligation	49	8
Total debt	4,044	4,161
Less: Unamortized issue discounts	(10)	(8)
Less: Unamortized debt issuance costs	(35)	(41)
Less: Current maturities of long-term debt	(14)	(15)
Total long-term debt, net	$3,985	$4,097

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

There were no borrowings under the New Revolving Credit Facility at September 30, 2018 or under the Prior Revolving Credit Facility at December 31, 2017. Issued and outstanding letters of credit under the New Revolving Credit Facility amounted to $104 at September 30, 2018. Issued and outstanding letters of credit under the Prior Revolving Credit Facility amounted to $101 at December 31, 2017. At September 30, 2018, the effective interest rates on the New Dollar Term Loan and the New Euro Term Loan were 4.00% and 2.50%, respectively, and commitment fees on the New Revolving Credit Facility were assessed at a rate of 0.10% per annum. In connection with the issuance of the New Senior Secured Credit Facilities, the Company incurred a loss on debt extinguishment of $3 for the nine months ended September 30, 2018.

The amended and restated credit agreement also modified or eliminated certain provisions of the Company’s prior credit agreement, including the interest coverage ratio financial covenant and certain other negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of (i) 2.25 to 1.00 in each quarter through December 31, 2018, and (ii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the prior credit agreement. The Company was in compliance with its debt covenants at September 30, 2018.

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

Senior Unsecured Notes

Senior Unsecured Notes due May 2023

On May 21, 2018, the Company commenced two all-cash tender offers to purchase: (i) up to $250 of the outstanding 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (2023 Dollar Notes), for a purchase price of $1,052.50 per $1,000.00 of principal amount through an early tender deadline of June 4, 2018, and $1,022.50 per $1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Dollar Tender Offer); and, (ii) any and all of the outstanding 6.125% senior unsecured notes due May 2023, denominated in euros (2023 Euro Notes) (collectively, the 2023 Notes), for a purchase price of €1,048.75 per €1,000.00 of principal amount through an early tender deadline of June 4, 2018, and €1,018.75 per €1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Euro Tender Offer) (collectively, the Tender Offers).

The Company completed the Dollar Tender Offer on June 6, 2018 for an aggregate purchase price of $264, inclusive of an early participation premium of $13 and accrued interest of $1. The Company completed the Euro Tender Offer on June 8, 2018 for an aggregate purchase price of €310, inclusive of an early participation premium of €14 and accrued interest of €1. In connection with the Euro Tender Offer, the Company received consents from the holders of a majority of the aggregate principal amount of the 2023 Euro Notes to amend certain provisions of the indenture governing the 2023 Euro Notes, thereby allowing the Company to call and redeem the remaining 2023 Euro Notes outstanding upon two business days’ notice to the noteholders. On June 8, 2018, the Company completed the redemption of the remaining outstanding 2023 Euro Notes that were not purchased pursuant to the Euro Tender Offer. The Tender Offers and the redemption of the 2023 Euro Notes were funded with the proceeds from the offering of the 2026 Euro Notes (defined below) and cash on hand.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes due May 2026

On June 6, 2018, the Company issued, in an underwritten public offering, 4.000% senior unsecured notes due May 2026, denominated in euros, in an aggregate principal amount of €450 (2026 Euro Notes). The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. Pursuant to the terms of the indenture governing the 2026 Euro Notes, the Company is obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, the Company may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium, and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. The guarantees of the 2026 Euro Notes will rank equally with all other senior indebtedness of the guarantors. The 2026 Euro Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is, by its terms, expressly subordinated in right of payment to the 2026 Euro Notes. The 2026 Euro Notes are subordinated to indebtedness under the New Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.

The Company received net proceeds of €445 from the offering of the 2026 Euro Notes, which, together with cash on hand, were used to purchase or redeem, as the case may be, the 2023 Notes pursuant to the Tender Offers and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, the Company incurred a loss on extinguishment of $35 for the nine months ended September 30, 2018.

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (UD) in Newark, Delaware (The Chemours Discovery Hub). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through September 30, 2018, project costs paid by the owner-lessor amounted to $49. Construction of The Chemours Discovery Hub is expected to be completed by early 2020.

Maturities

The Company has required quarterly payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Principal maturities on the New Senior Secured Credit Facilities over the next five years are approximately $3 for the remainder of 2018, approximately $13 in each year from 2019 to 2022, and $1,250 in 2023 and beyond. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. Debt maturities related to the Company’s senior unsecured notes in 2023 and beyond will be $2,687.

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

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$—	$923	$928
Tranche B-1 Euro Term Loan due May 2022 (€395 at December 31, 2017)	—	—	469	471
Tranche B-2 Dollar Term Loan due May 2025	896	897	—	—
Tranche B-2 Euro Term Loan due May 2025 (€348 at September 30, 2018)	410	412	—	—
Senior unsecured notes:
6.625% due May 2023	908	950	1,158	1,228
7.000% due May 2025	750	798	750	816
6.125% due May 2023 (€295 at December 31, 2017)	—	—	350	373
4.000% due May 2026 (€450 at September 30, 2018)	529	532	—	—
5.375% due May 2027	500	483	500	521
Total senior debt	3,993	$4,072	4,150	$4,337
Less: Unamortized issue discounts	(10)		(8)
Less: Unamortized debt issuance costs	(35)		(41)
Total senior debt, net	$3,948		$4,101

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Environmental remediation (1)	$158	$187
Employee-related costs (2)	131	123
Accrued litigation (1)	51	48
Asset retirement obligations	50	43
Deferred income	8	6
Miscellaneous (3)	65	68
Total other liabilities	$463	$475
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 17 - Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefit plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $50 and $52 at September 30, 2018 and December 31, 2017, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 17. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, the Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. While management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At September 30, 2018 and December 31, 2017, there were approximately 1,500 and 1,600 lawsuits pending against DuPont alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At September 30, 2018 and December 31, 2017, Chemours had an accrual of $38 related to this matter.

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. As of September 30, 2018 and December 31, 2017, there were 17 cases pending against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

PFOA

Prior to the fourth quarter of 2014, the performance chemicals segment of DuPont made PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) at its Fayetteville, North Carolina plant and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

Chemours maintained accruals of $20 and $14 related to the PFOA matters discussed below at September 30, 2018 and December 31, 2017, respectively. Specific to the PFOA MDL Settlement (also discussed below), the Company recorded an accrual of $335 at December 31, 2016, which was paid in installments of $15 and $320 during the second and third quarters of 2017, respectively.

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

In October 2018, a putative class action was filed in Ohio federal court against 3M Company (3M), DuPont, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of perfluoroalkyl and polyfluoroalkyl substances (PFAS) in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a PFAS Science Panel.

In October 2018, a putative class action was filed in New Jersey federal court against 3M, DuPont, and Chemours alleging causes of action, including negligence, nuisance, and trespass and seeking damages including property diminution, remediation, treatment, and abatement with compensatory and punitive damages. The purported class includes private drinking water and well owner-occupants within two to five miles of the Company’s Chambers Works, New Jersey site containing any detectable level of PFOA or perfluorooctane sulfonic acid (PFOS).

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative cost associated with the program, including class counsel fees. In January 2012, DuPont put $1 in an escrow account to fund medical monitoring as required by the settlement agreement. The court-appointed director of medical monitoring established the program to implement the medical panel’s recommendations, and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing is ongoing, and associated payments to service providers are being disbursed from the escrow account. The Company may place additional funds into the escrow account from time to time, as necessary. As of September 30, 2018, approximately $1.4 has been disbursed from the escrow account related to medical monitoring. While it is probable that the Company will incur costs related to the medical monitoring program discussed above, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours, which is included in the accrual amounts recorded as of September 30, 2018.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Settlement of MDL between DuPont and MDL Plaintiffs

In March 2017, DuPont entered into an agreement with the MDL plaintiffs’ counsel providing for a global settlement of all cases and claims in the MDL, including all filed and unfiled personal injury cases and claims that are part of the plaintiffs’ counsel’s claim inventory, as well as cases that have been tried to a jury verdict (MDL Settlement). The total settlement amount was $670.7 in cash, with half paid by Chemours and half paid by DuPont. DuPont’s payment was not subject to indemnification or reimbursement by Chemours, and Chemours accrued $335 associated with this matter at December 31, 2016. In exchange for payment of the total settlement amount, DuPont and Chemours received a complete release of all claims by the settling plaintiffs. The MDL Settlement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by DuPont or Chemours. By September 30, 2017, Chemours had paid the full $335 accrued under the MDL Settlement.

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

The MDL Settlement does not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, 37 personal injury cases have been filed and are pending in West Virginia, Ohio, and New York courts. The New York matters, which are not part of the Leach class, are brought by three individual plaintiffs alleging negligence and other claims in the release of perfluorinated compounds, including PFOA, into drinking water, and seeking compensatory and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York.

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

In February 2018, the New Jersey-American Water Company, Inc. (NJAW) filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges of perfluorochemicals, in violation of the New Jersey Compensation and Control Act, were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees.

PFOA Summary

Chemours accrued $335 associated with the MDL Settlement at December 31, 2016, of which, all $335 had been paid by December 31, 2017. There could be additional lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA, or its customers’ use of DuPont products that may not be within the scope of the MDL Settlement. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes that a loss is reasonably possible, but not estimable as to PFOA matters and that it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

U.S. Smelter and Lead Refinery, Inc.

Seven lawsuits, including one putative class action, are pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Six of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and damages under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund). At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. DuPont has requested that Chemours defend and indemnify it, and Chemours has agreed to do so under a reservation of rights. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

GenX and Other Perfluorinated and Polyfluorinated Compounds

Governmental agencies and local community members have made inquiries and engaged in discussions with the Company with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer Acid) and other perfluorinated and polyfluorinated compounds from the Company’s facility in Fayetteville, North Carolina into the Cape Fear River, groundwater, and air. The Company believes that such discharges have not impacted the safety of drinking water in North Carolina. The Company continues to capture and separately dispose of process wastewater from the Fayetteville facility and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities, including responding to federal grand jury subpoenas issued in connection with an ongoing investigation being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environment and Natural Resources Division of the U.S. Department of Justice.

In September 2017, the North Carolina Department of Environmental Quality (NC DEQ) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief including abatement and site correction. A partial consent order was entered partially resolving the state’s action in return for the Company’s agreement to continue and supplement the voluntary wastewater-disposal measures it had previously commenced and to provide certain information. In November 2017, NC DEQ informed the Company that it was suspending the process wastewater discharge permit for the Fayetteville facility. The Company thereafter commenced the capture and separate disposal of all process wastewater from the Fayetteville facility related to the Company’s own operations, and has incurred expenses of $8 and $28 for these efforts for the three and nine months ended September 30, 2018, respectively, and $11 for the year ended December 31, 2017, all of which was recognized in the fourth quarter.

In February 2018, NC DEQ issued a Notice of Violation (NOV) related to groundwater on and around the site directing Chemours to respond with source control measures. In April 2018, the North Carolina Department of Air Quality (NC DAQ) issued a 60-day Notice of Intent to modify the Fayetteville site’s air emissions permit to ensure that air emissions do not contribute or cause violations of groundwater rules and amended its complaint regarding air emissions and groundwater. The State of North Carolina filed a status report containing a draft injunctive order in June 2018. While the Company believes it has meritorious defenses to the claims made in these complaints, NOVs, and the draft injunctive order, it has undertaken actions in response to these issues, including the commitment to invest over $100 designing and installing state-of-the-art environmental control technology at Fayetteville. The Company also continues to capture and separately dispose of all process wastewater at the site. In June 2018, North Carolina enacted legislation empowering the State to shut down certain facilities or to order their owners to provide alternative supplies of safe drinking water, including through the installation of household filtration systems or connection to municipal water systems for certain affected households in the facility’s vicinity. The Company had previously voluntarily offered to install filtration systems to certain affected households in the vicinity of the Fayetteville facility and has accrued an estimated liability amounting to $13 for the costs associated with that voluntary program. The Company has been seeking to resolve these issues with the State, but there can be no assurance at this stage that those discussions will result in a comprehensive resolution. In addition to the substantial costs incurred in connection with the development and installation of state-of-the-art environmental control technology at the Fayetteville site and other remedial measures, it is probable that additional costs will be incurred in connection with further actions toward a final resolution with the State, including the provision of water treatment or alternative water supply to affected households in the vicinity of the Fayetteville facility, and the Company has therefore accrued an additional estimated liability amounting to $30 in the third quarter, for a total accrual related to these matters of $43 at September 30, 2018. Although an additional loss is reasonably possible, it is not possible at this time to estimate the ultimate cost of any final resolution with the State, as discussions are continuing and many aspects remain open including, but not limited to, the scope and timing of additional potential remedies. It is possible that issues relating to groundwater deposition and/or air emissions could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications. If such issues arise, if an order conforming to the draft injunctive order filed by the State were entered by the court, or if the State attempted to take action under the legislation described above, these events could adversely affect the facility’s continued operations and could be material to the Company.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Civil actions have been filed against the Company and DuPont in North Carolina federal court relating to discharges from the Fayetteville site. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and an action by private well owners seeking compensatory and punitive damages. In July 2018, Cape Fear River Watch (CFRW), a non-profit organization, filed a citizen suit against NC DEQ in North Carolina state court seeking review of NC DEQ’s denial of requests for certain actions related to discharges from the Fayetteville facility. Chemours intervened in that action. Also in July 2018, CFRW filed a citizen suit against Chemours in North Carolina federal court alleging violations of the Clean Water Act and/or the Toxic Substances Control Act seeking declaratory and injunctive relief and penalties. The Company believes it has valid defenses to the litigation including that the discharges did not impact the safety of drinking water or cause any damages or injury. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges.

It is not possible at this point to predict the timing, course, or outcome of the governmental and regulatory inquiries, the notices issued by NC DEQ and NC DAQ, the action brought by North Carolina, and the other litigation, and it is possible that these matters could materially affect the Company’s results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Mining Solutions Facility Construction Stoppage

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the Company’s new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work while the claim is studied and reviewed. Chemours, as the third-party affected, has filed an appeal. The Company has declared force majeure with its vendors while plant construction is idled. Chemours’ project permits fully comply with the laws and regulations at the federal, state, and municipal levels, and is working with local and federal authorities, along with community leaders, to address the complaint.

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

At September 30, 2018 and December 31, 2017, the consolidated balance sheets included liabilities relating to these matters of $239 and $253, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (OM&M) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $470 above the amount accrued at September 30, 2018.

Chemours incurred environmental remediation expenses of $8 and $32 for the three and nine months ended September 30, 2018, respectively, and $18 and $36 for the three and nine months ended September 30, 2017, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Sale of East Chicago, Indiana

On June 29, 2018, the Company sold its East Chicago, Indiana site to a third-party for $1. In connection with the sale, the buyer has agreed to assume all costs associated with environmental remediation activities at the site in excess of $21, which will remain the responsibility of Chemours. At the time of the sale, the Company had accrued the full $21, and will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed. The Company recognized a gain of $3 on the sale, which includes the purchase price of $1, plus $2 in environmental remediation liabilities that were assumed by the buyer on the occurrence of the sale.

Sale of Potomac River, West Virginia

On September 27, 2018, the Company sold its Potomac River, West Virginia site to a third-party for $4. In connection with the sale, the buyer has agreed to assume certain future environmental remediation costs, and Chemours has retained $4 in existing environmental remediation liabilities. The Company recognized a $3 gain on the sale, which was deferred and will be recognized as the Company completes certain environmental remediation activities at the site.

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

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchases activity (2018 Share Repurchase Program). Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

During the third quarter of 2018, the Company purchased 3,226,824 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $136 at an average share price of $42.23 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under this program at September 30, 2018 was $614.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 19. Financial Instruments

Derivative Instruments

Objectives and Strategies for Holding Derivative Instruments

In the ordinary course of business, Chemours enters into contractual arrangements (i.e., derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management, which currently includes three distinct risk management strategies, as follows: (i) foreign currency forward contracts are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts are also used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; and, (iii) the Company has issued euro-denominated debt to reduce the volatility in its stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s derivative program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge - Foreign Currency Forward Contracts

Chemours uses foreign currency forward contracts to reduce its net exposure, by currency, related to non-functional currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. Except as described below, these derivative instruments are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. Although all of the forward contracts are subject to an enforceable master netting agreement, Chemours has elected to present any derivative assets and liabilities on a gross basis on its consolidated balance sheets. No collateral has been required for these contracts. All gains and losses resulting from the revaluation of the derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occurred. Gains and losses on the Company’s derivative instruments are intended to be offset by any gains or losses on the underlying asset or liability.

At September 30, 2018, there were 16 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $483 and an average maturity of one month. There were no foreign currency forward contracts outstanding at December 31, 2017. Chemours recognized in other income, net of the consolidated statements of operations net gains of $14 and $8 for the three and nine months ended September 30, 2018, respectively, and a net loss of $1 and a net gain of $6 for the three and nine months ended September 30, 2017, respectively.

Cash Flow Hedge - Foreign Currency Forward Contracts

Beginning in the second quarter of 2018, Chemours has elected to enter certain qualifying foreign currency forward contracts under a cash flow hedge program. The objective of the Company’s cash flow hedge program is to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of its international subsidiaries that use the euro as their functional currency. All gains and losses resulting from the revaluation of any derivative assets and liabilities are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to the cost of goods sold in the consolidated statements of operations during the period in which the underlying transactions affect earnings, or when it becomes probable that the forecasted transactions will not occur.

At September 30, 2018, there were 48 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $135 and an average maturity of four months. The Company recognized a pre-tax loss of $1 and a pre-tax gain of $6 for the three and nine months ended September 30, 2018, respectively, on its cash flow hedge within accumulated other comprehensive loss. For the three and nine months ended September 30, 2018, $1 of gain was reclassified to the costs of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $4 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Net Investment Hedge - Foreign Currency Borrowings

Chemours designated its euro-denominated debt as a hedge of its net investments in certain of its international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. The Company recognized the change in the carrying value of the 2026 Euro Notes and the New Euro Term Loan due to remeasurement in accumulated other comprehensive loss on the consolidated balance sheets. Chemours uses the spot method to evaluate the effectiveness of its net investment hedge on a quarterly basis.

Prior to the adoption of ASU No. 2017-12, Chemours did not record any historical ineffectiveness with regard to its net investment hedge as the relationship was perfectly effective.

The Company recognized a pre-tax loss of $11 and a pre-tax gain of $2 for the three and nine months ended September 30, 2018, respectively, and pre-tax losses of $26 and $76 for the three and nine months ended September 30, 2017, respectively, on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2018 and 2017.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2018 and December 31, 2017.

	Balance Sheet Location	September 30, 2018	December 31, 2017
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net	2	—
Total asset derivatives		$3	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities	$1	$—
Total liability derivatives		$1	$—

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2018 and 2017.

	Gain (Loss) Recognized In
			Accumulated Other
Three Months Ended September 30,	Cost of Goods Sold	Other Income, Net	Comprehensive Loss
2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$14	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	(2)
Euro-denominated debt designated as a net investment hedge	—	—	(11)

2017
Foreign currency forward contracts not designated as a hedging instrument	$—	$(1)	$—
Euro-denominated debt designated as a net investment hedge	—	—	(26)

	Gain (Loss) Recognized In
			Accumulated Other
Nine Months Ended September 30,	Cost of Goods Sold	Other Income, Net	Comprehensive Loss
2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$8	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	5
Euro-denominated debt designated as a net investment hedge	—	—	2

2017
Foreign currency forward contracts not designated as a hedging instrument	$—	$6	$—
Euro-denominated debt designated as a net investment hedge	—	—	(76)

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

The following table sets forth the Company’s net periodic pension income and the amounts recognized in other comprehensive income, excluding any of the pre-tax effects of foreign exchange rates, for its significant defined benefit pension plans for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net periodic pension (cost) income:
Service cost	$(4)	$(4)	$(11)	$(11)
Interest cost	(4)	(4)	(13)	(11)
Expected return on plan assets	14	18	43	52
Amortization of prior service gain	—	1	2	1
Amortization of actuarial loss	(4)	(5)	(12)	(15)
Settlement loss	(2)	(1)	(2)	(1)
Net periodic pension income	—	5	7	15
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Amortization of prior service gain	—	(1)	(1)	(1)
Amortization of actuarial loss	4	5	11	15
Settlement loss	2	1	2	1
Benefit recognized in other comprehensive income	6	5	12	15
Total net periodic pension income and benefit recognized in comprehensive income	$6	$10	$19	$30

The Company made cash contributions of $4 and $12 to its pension plans during the three and nine months ended September 30, 2018, respectively, and expects to make additional cash contributions of $3 to its pension plans during the remainder of 2018.

Note 21. Stock-based Compensation

Total stock-based compensation expense included in the consolidated statements of operations was $5 and $20 for the three and nine months ended September 30, 2018, respectively, and $6 and $21 for the three and nine months ended September 30, 2017, respectively.

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

Stock Options

During the nine months ended September 30, 2018, Chemours granted approximately 500,000 non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair value of the stock options is based upon the Black-Scholes valuation model.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted average assumptions used to determine the fair value of the Company’s stock option awards granted during the nine months ended September 30, 2018.

Nine Months Ended September 30, 2018
Risk-free interest rate	2.65%
Expected term (years)	6.00
Volatility	47.56%
Dividend yield	1.42%
Fair value per stock option	$20.47

The Company recorded $1 and $7 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2018, respectively, and $2 and $5 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, approximately 5,990,000 stock options remain outstanding.

Restricted Stock Units

During the nine months ended September 30, 2018, Chemours granted approximately 140,000 RSUs to certain of its employees and non-employee directors. Awards granted to employees will vest over a three-year period. Awards granted to non-employee directors will either vest immediately, on the third anniversary of the grant date, or upon departure from the board of directors, as elected. Upon vesting, RSUs convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based upon the market price of the underlying common stock at the grant date.

The Company recorded $1 and $6 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2018, respectively, and $3 and $11 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, approximately 240,000 RSUs remain non-vested.

Performance Share Units

During the nine months ended September 30, 2018, Chemours granted approximately 140,000 PSUs to key senior management employees, which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount, depending on the Company’s performance against stated performance goals.

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

The Company recorded $3 and $7 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2018, respectively, and $1 and $5 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2017, respectively. At September 30, 2018, approximately 1,110,000 PSUs at 100% of their target amount remain non-vested.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

During the first and third quarters of 2018, the Company executed an open market transaction to purchase Chemours’ common stock on behalf of ESPP participants. In each of the respective quarters, total purchases amounted to less than $1, which was used to purchase approximately 12,000 shares of Chemours’ common stock. During the second quarter of 2018, the Company issued approximately 12,000 shares out of its treasury stock to ESPP participants, which amounted to less than $1.

Note 22. Segment Information

Chemours’ reportable segments are: Fluoroproducts, Chemical Solutions, and Titanium Technologies. Corporate costs and certain legacy legal and environmental expenses, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments and Corporate and Other for the three and nine months ended September 30, 2018 and 2017.

Three Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$682	$155	$791	$—	$1,628
Adjusted EBITDA	182	24	268	(39)	435
Depreciation and amortization	28	5	30	8	71

2017
Net sales to external customers	$637	$148	$799	$—	$1,584
Adjusted EBITDA	158	18	249	(44)	381
Depreciation and amortization	28	4	24	6	62

Nine Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$2,213	$453	$2,508	$—	$5,174
Adjusted EBITDA	619	50	856	(126)	1,399
Depreciation and amortization	87	15	90	21	213

2017
Net sales to external customers	$1,998	$437	$2,173	$—	$4,608
Adjusted EBITDA	510	37	601	(120)	1,028
Depreciation and amortization	81	13	89	21	204

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$269	$250	$973	$649
Interest expense, net	47	55	148	160
Depreciation and amortization	71	62	213	204
Non-operating pension and other post-retirement employee benefit income	(4)	(7)	(18)	(24)
Exchange losses (gains), net	6	4	4	(3)
Restructuring and other charges	12	8	32	31
Asset-related and other charges	—	1	—	3
Loss on extinguishment of debt	—	—	38	1
Gain on sales of assets and businesses (1)	—	—	(45)	(14)
Transaction costs (2)	—	1	9	3
Legal and other charges (3)	34	7	45	18
Adjusted EBITDA	$435	$381	$1,399	$1,028
(1)

For the nine months ended September 30, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively. For the nine months ended September 30, 2017, gain on sale includes a $12 gain associated with the sale of the Company’s Edge Moor, Delaware site and a $4 gain associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 adjustment associated with the sale of the Company’s Sulfur business in 2016.

(2)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other charges, including the $30 additional estimated liability for the Company’s Fayetteville, North Carolina site for the three and nine months ended September 30, 2018, the latter of which is included as a component of selling, general, and administrative expense in the consolidated statements of operations. See “Note 17 - Commitments and Contingent Liabilities” for further detail.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Note 23. Subsequent Event

In connection with its 2018 Share Repurchase Program, the Company purchased an additional 3,124,033 shares of Chemours’ issued and outstanding common stock in October 2018, which amounted to $114 at an average share price of $36.30 per share.

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

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017;
•	the condensed consolidating balance sheets at September 30, 2018 and December 31, 2017; and,
•	the condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$987	$1,103	$(462)	$1,628
Cost of goods sold	—	769	834	(452)	1,151
Gross profit	—	218	269	(10)	477
Selling, general, and administrative expense	5	122	40	(4)	163
Research and development expense	—	18	2	—	20
Restructuring, asset-related, and other charges	—	12	—	—	12
Total other operating expenses	5	152	42	(4)	195
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings of subsidiaries	308	(1)	—	(307)	—
Interest (expense) income, net	(51)	1	3	—	(47)
Intercompany interest income (expense), net	13	3	(16)	—	—
Loss on extinguishment of debt	—	—	—	—	—
Other income (expense), net	2	52	(26)	(4)	24
Income before income taxes	267	121	198	(317)	269
(Benefit from) provision for income taxes	(8)	(31)	33	—	(6)
Net income	275	152	165	(317)	275
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$275	$152	$165	$(317)	$275
Comprehensive income attributable to Chemours	$304	$152	$202	$(354)	$304

	Nine Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,071	$3,493	$(1,390)	$5,174
Cost of goods sold	—	2,403	2,590	(1,390)	3,603
Gross profit	—	668	903	—	1,571
Selling, general, and administrative expense	28	339	119	(20)	466
Research and development expense	—	56	5	—	61
Restructuring, asset-related, and other charges	—	31	1	—	32
Total other operating expenses	28	426	125	(20)	559
Equity in earnings of affiliates	—	—	32	—	32
Equity in earnings of subsidiaries	983	2	—	(985)	—
Interest (expense) income, net	(159)	2	9	—	(148)
Intercompany interest income (expense), net	35	6	(41)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income (expense), net	22	146	(33)	(20)	115
Income before income taxes	815	398	745	(985)	973
(Benefit from) provision for income taxes	(39)	31	127	—	119
Net income	854	367	618	(985)	854
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$854	$367	$617	$(985)	$853
Comprehensive income attributable to Chemours	$855	$367	$618	$(985)	$855

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$960	$1,053	$(429)	$1,584
Cost of goods sold	—	773	755	(409)	1,119
Gross profit	—	187	298	(20)	465
Selling, general, and administrative expense	7	105	48	(7)	153
Research and development expense	—	19	1	—	20
Restructuring, asset-related, and other charges	—	8	—	—	8
Total other operating expenses	7	132	49	(7)	181
Equity in earnings of affiliates	—	—	9	—	9
Equity in earnings of subsidiaries	233	—	—	(233)	—
Interest (expense) income, net	(57)	2	—	—	(55)
Intercompany interest income (expense), net	16	—	(16)	—	—
Loss on extinguishment of debt	—	—	—	—	—
Other income (expense), net	6	22	(10)	(6)	12
Income before income taxes	191	79	232	(252)	250
(Benefit from) provision for income taxes	(16)	18	42	(1)	43
Net income	207	61	190	(251)	207
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$207	$61	$190	$(251)	$207
Comprehensive income attributable to Chemours	$228	$63	$225	$(288)	$228

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,904	$2,941	$(1,237)	$4,608
Cost of goods sold	—	2,358	2,216	(1,227)	3,347
Gross profit	—	546	725	(10)	1,261
Selling, general, and administrative expense	26	339	118	(22)	461
Research and development expense	—	57	5	—	62
Restructuring, asset-related, and other charges	—	28	3	—	31
Total other operating expenses	26	424	126	(22)	554
Equity in earnings of affiliates	—	—	26	—	26
Equity in earnings of subsidiaries	594	—	—	(594)	—
Interest (expense) income, net	(163)	1	2	—	(160)
Intercompany interest income (expense), net	48	—	(48)	—	—
Loss on extinguishment of debt	(1)	—	—	—	(1)
Other income (expense), net	19	93	(13)	(22)	77
Income before income taxes	471	216	566	(604)	649
(Benefit from) provision for income taxes	(47)	40	136	1	130
Net income	518	176	430	(605)	519
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$518	$176	$429	$(605)	$518
Comprehensive income attributable to Chemours	$675	$178	$640	$(818)	$675

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Balance Sheets

	September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$457	$818	$—	$1,275
Accounts and notes receivable, net	—	324	674	—	998
Intercompany receivable	18	848	87	(953)	—
Inventories	—	440	734	(88)	1,086
Prepaid expenses and other	—	64	25	—	89
Total current assets	18	2,133	2,338	(1,041)	3,448
Property, plant, and equipment	—	6,730	2,155	—	8,885
Less: Accumulated depreciation	—	(4,557)	(1,121)	—	(5,678)
Property, plant and equipment, net	—	2,173	1,034	—	3,207
Goodwill and other intangible assets, net	—	150	37	—	187
Investments in affiliates	—	—	179	—	179
Investment in subsidiaries	4,446	42	—	(4,488)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	23	122	359	(13)	491
Total assets	$5,637	$4,620	$3,947	$(6,692)	$7,512
Liabilities
Current liabilities:
Accounts payable	$—	$634	$489	$—	$1,123
Current maturities of long-term debt	14	—	—	—	14
Intercompany payable	466	87	400	(953)	—
Other accrued liabilities	70	298	193	—	561
Total current liabilities	550	1,019	1,082	(953)	1,698
Long-term debt, net	3,934	51	—	—	3,985
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	13	120	114	(27)	220
Other liabilities	—	378	85	—	463
Total liabilities	4,497	1,568	2,431	(2,130)	6,366
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	1,140	3,052	1,510	(4,562)	1,140
Non-controlling interests	—	—	6	—	6
Total equity	1,140	3,052	1,516	(4,562)	1,146
Total liabilities and equity	$5,637	$4,620	$3,947	$(6,692)	$7,512

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$2	$(138)	$1,017	$—	$881
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(259)	(85)	—	(344)
Acquisition of business, net	—	(37)	—	—	(37)
Proceeds from sales of assets and businesses, net	—	46	—	—	46
Intercompany investing activities	—	76	(897)	821	—
Foreign exchange contract settlements, net	—	8	—	—	8
Cash used for investing activities	—	(166)	(982)	821	(327)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	—	—	—	520
Debt repayments	(675)	—	—	—	(675)
Payments related to extinguishment of debt	(29)	—	—	—	(29)
Payments of debt issuance costs	(12)	—	—	—	(12)
Purchases of treasury stock, at cost	(520)	—	—	—	(520)
Intercompany financing activities	821	—	—	(821)	—
Proceeds from exercised stock options, net	15	—	—	—	15
Payments related to tax withholdings on vested restricted stock units	(16)	—	—	—	(16)
Payments of dividends	(106)	—	—	—	(106)
Cash used for financing activities	(2)	—	—	(821)	(823)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12)	—	(12)
(Decrease) increase in cash and cash equivalents	—	(304)	23	—	(281)
Cash and cash equivalents at beginning of the period	—	761	795	—	1,556
Cash and cash equivalents at end of the period	$—	$457	$818	$—	$1,275

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(59)	$32	$364	$—	$337
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(204)	(42)	—	(246)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	408	—	(408)	—
Foreign exchange contract settlements, net	—	5	—	—	5
Cash provided by (used for) investing activities	—	248	(42)	(408)	(202)
Cash flows from financing activities
Intercompany short-term borrowing repayments, net	(408)	—	—	408	—
Proceeds from issuance of debt, net	494	—	—	—	494
Debt repayments	(24)	—	—	—	(24)
Payments related to extinguishment of debt	(1)	—	—	—	(1)
Payments of debt issuance costs	(6)	—	—	—	(6)
Proceeds from exercised stock options, net	30	—	—	—	30
Payments related to tax withholdings on vested restricted stock units	(10)	—	—	—	(10)
Payments of dividends	(16)	—	—	—	(16)
Cash provided by financing activities	59	—	—	408	467
Effect of exchange rate changes on cash and cash equivalents	—	—	31	—	31
Increase in cash and cash equivalents	—	280	353	—	633
Cash and cash equivalents at beginning of the period	—	224	678	—	902
Cash and cash equivalents at end of the period	$—	$504	$1,031	$—	$1,535

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

Recent Developments

Capital Allocation

In the third quarter of 2018, we returned $170 million in cash to our shareholders by purchasing $126 million in our issued and outstanding common stock under the share repurchase program approved by our board of directors in August 2018, and through the payment of $44 million in cash dividends, which amounted to $0.25 per share.

Subsequent to September 30, 2018, we purchased an additional $114 million of our issued and outstanding common stock under the share repurchase program.

The Chemours Company

Fayetteville, North Carolina

Governmental agencies and local community members have made inquiries and engaged in discussions with us with respect to the discharge of the polymerization processing aid HFPO Dimer Acid (sometimes referred to as GenX or C3 Dimer Acid) and other perfluorinated and polyfluorinated compounds from our facility in Fayetteville, North Carolina into the Cape Fear River, groundwater, and air. We believe that such discharges have not impacted the safety of drinking water in North Carolina. We continue to capture and separately dispose of process wastewater from the Fayetteville facility and are cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities. For the three and nine months ended September 30, 2018, we have accrued an additional estimated liability amounting to $30 million for these matters. Our total accrual for these matters amounted to $43 million at September 30, 2018. See “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information.

Third Quarter 2018 Results and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net sales	$1,628	$1,584	$5,174	$4,608
Cost of goods sold	1,151	1,119	3,603	3,347
Gross profit	477	465	1,571	1,261
Selling, general, and administrative expense	163	153	466	461
Research and development expense	20	20	61	62
Restructuring, asset-related, and other charges	12	8	32	31
Total other operating expenses	195	181	559	554
Equity in earnings of affiliates	10	9	32	26
Interest expense, net	(47)	(55)	(148)	(160)
Loss on extinguishment of debt	—	—	(38)	(1)
Other income, net	24	12	115	77
Income before income taxes	269	250	973	649
(Benefit from) provision for income taxes	(6)	43	119	130
Net income	275	207	854	519
Less: Net income attributable to non-controlling interests	—	—	1	1
Net income attributable to Chemours	$275	$207	$853	$518

Per share data
Basic earnings per share of common stock	$1.56	$1.12	$4.77	$2.81
Diluted earnings per share of common stock	1.51	1.08	4.62	2.72

Our net sales for the three and nine months ended September 30, 2018 amounted to $1.63 billion and $5.17 billion, which represented increases of 3% and 12%, respectively, when compared with the same periods in 2017. Our net income attributable to Chemours for the three and nine months ended September 30, 2018 amounted to $275 million and $853 million, which represented increases of 33% and 65%, respectively, when compared with the same periods in 2017. Our basic and diluted earnings per share (EPS) for the three and nine months ended September 30, 2018 amounted to $1.56 per share and $4.77 per share, and $1.51 per share and $4.62 per share, which represented increases of approximately 40% and 70%, respectively, when compared with the same periods in 2017. Our adjusted earnings before interest, taxes, depreciation, and amortization (Adjusted EBITDA) amounted to $435 million and $1.40 billion, which represented increases of 14% and 36%, respectively, when compared with the same periods in 2017.

The Chemours Company

Our results of operations for the three and nine months ended September 30, 2018 were driven primarily by higher global average selling prices in our Titanium Technologies segment, and strong demand in our Fluoroproducts segment. Additionally, we incurred lower interest expense, net, primarily attributable to higher interest income, higher capitalized interest, and net savings on interest costs associated with our debt transactions, and higher amounts of other income, net, primarily attributable to European Union (EU) quota authorization sales in our Fluoroproducts segment for the three and nine months then-ended, and a gain on the sale of our Linden, New Jersey site during the first quarter of 2018. Our net income also improved due to certain discrete income tax benefits attributable to the three and nine months ended September 30, 2018. Our results of operations for the three months ended September 30, 2018 were somewhat offset by lower volume in our Titanium Technologies segment due to faster-than-anticipated customer inventory reductions attributable to destocking throughout the value chain, higher costs for certain raw materials, and the accrual of an additional estimated liability for ongoing legal and environmental matters at our Fayetteville, North Carolina site. Our results of operations for the nine months ended September 30, 2018 were somewhat offset by higher costs for certain raw materials, higher distribution, freight, and logistics expenses, process water treatment costs, and the accrual of an additional estimated liability for ongoing legal and environmental matters at our Fayetteville site.

Net sales

The following table sets forth the impact of price, volume, and currency changes on our net sales for the three and nine months ended September 30, 2018.

Change in net sales from prior period	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Price	6%	8%
Volume	(3)%	3%
Currency	—%	1%
Total change in net sales	3%	12%

Our net sales increased by $44 million and $566 million (or 3% and 12%) for the three and nine months ended September 30, 2018, respectively, compared with net sales for the same periods in 2017. The increase in our net sales for the three months ended September 30, 2018 was primarily attributable to a 6% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, increases in the average selling prices for all of our Chemical Solutions segment’s product lines, and increases in the average selling prices for fluoropolymers products in our Fluoroproducts segment. These increases were somewhat offset by a 3% decrease in volume, which is the net result of volume decreases in our Titanium Technologies and Chemical Solutions segments, and a volume increase in our Fluoroproducts segment driven by the continued adoption of OpteonTM refrigerants and increased demand for our base refrigerants and flouropolymers products for the three months then-ended. The increase in our net sales for the nine months ended September 30, 2018 was primarily attributable to the following: an 8% increase in price, driven by higher global average selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, increases in the average selling prices for all of our Chemical Solutions segment’s product lines, and increases in the average selling prices for base refrigerants and fluoropolymers products in our Fluoroproducts segment; a 3% increase in volume, driven by the continued adoption of OpteonTM refrigerants and increased demand for base refrigerants and flouropolymers products in our Fluoroproducts segment; and, a 1% increase from favorable foreign currency movements.

Cost of goods sold

Our cost of goods sold increased by $32 million and $256 million (or 3% and 8%) for the three and nine months ended September 30, 2018, respectively, compared with cost of goods sold for the same periods in 2017. The increase in our cost of goods sold for the three months ended September 30, 2018 was primarily attributable to higher costs for certain raw materials. The increase in our cost of goods sold for the nine months ended September 30, 2018 was primarily attributable to higher costs for certain raw materials, higher distribution, freight, and logistics expenses, and process water treatment costs.

Selling, general, and administrative expense

Our selling, general, and administrative expense increased by $10 million and $5 million (or 7% and 1%) for the three and nine months ended September 30, 2018, respectively, compared with selling, general, and administrative expense for the same periods in 2017. The increase in our selling, general, and administrative expense for the three months ended September 30, 2018 was primarily attributable to the accrual of an additional estimated liability for ongoing legal and environmental matters at our Fayetteville, North Carolina site, which was somewhat offset by lower performance-related compensation expenses, as well as lower costs associated with our transformation activities. The increase in our selling, general, and administrative expense for the nine months ended September 30, 2018 was primarily attributable to the accrual of an additional estimated liability for ongoing legal and environmental matters at our Fayetteville site, as well as higher costs for our debt transactions and certain other legal matters. These increases were somewhat offset by lower costs associated with our transformation activities and lower performance-related compensation expenses for the nine months then-ended.

The Chemours Company

Research and development expense

Our research and development expense was largely unchanged at $20 million and $61 million for the three and nine months ended September 30, 2018, respectively, compared with research and development expense of $20 million and $62 million for the three and nine months ended September 30, 2017, respectively.

Restructuring, asset-related, and other charges

Our restructuring, asset-related, and other charges amounted to $12 million and $32 million for the three and nine months ended September 30, 2018, respectively, compared with restructuring, asset-related, and other charges of $8 million and $31 million for the three and nine months ended September 30, 2017, respectively. The increases in our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2018 were primarily attributable to employee separation and other charges incurred in connection with our 2017 restructuring program, as well as ongoing decommissioning and dismantling-related charges for the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey, which began in 2018. These increases were somewhat offset by higher decommissioning and dismantling-related charges incurred during 2017 for the production shutdown at our Reactive Metals Solutions manufacturing site in Niagara Falls, New York.

Interest expense, net

We incurred interest expense, net of $47 million and $148 million for the three and nine months ended September 30, 2018, respectively, compared with interest expense, net of $55 million and $160 million for the three and nine months ended September 30, 2017, respectively. The decreases in our interest expense, net for the three and nine months ended September 30, 2018 were primarily attributable to increases in both interest income and capitalized interest over the same periods in the prior year, as well as decreased interest expense as a result of our 2017 and 2018 debt refinancing activities. These decreases were somewhat offset by increases in interest expense resulting from the first full year of outstanding principal on our 5.375% senior unsecured notes due May 2027 (2027 Notes), which were issued in May 2017.

Loss on extinguishment of debt

We incurred a loss on extinguishment of debt of $38 million for the nine months ended September 30, 2018, compared with a loss on extinguishment of debt of $1 million for the nine months ended September 30, 2017. Our loss on extinguishment of debt for the nine months ended September 30, 2018 was attributable to our debt transactions, including the amendment and restatement of our credit agreement and issuance of senior secured debt, and our tender offers to purchase any and all of our outstanding euro-denominated 6.125% senior unsecured notes due May 2023 and a portion of our outstanding dollar-denominated 6.625% senior unsecured notes due May 2023, all of which occurred during the second quarter. Our loss on extinguishment of debt for the nine months ended September 30, 2017 was attributable to the April 2017 amendment to our then-existing credit agreement, which has since been superseded by certain of our 2018 debt refinancing activities.

Other income, net

Our other income, net amounted to $24 million and $115 million for the three and nine months ended September 30, 2018, respectively, compared with other income, net of $12 million and $77 million for the three and nine months ended September 30, 2017, respectively. The increase in our other income, net for the three months ended September 30, 2018 was primarily attributable to an increase in miscellaneous income resulting from EU quota authorization sales in our Fluoroproducts segment. The increase in our other income, net for the nine months ended September 30, 2018 was primarily attributable to an increase in miscellaneous income resulting from EU quota authorization sales in our Fluoroproducts segment, and a $42 million gain on the sale of our Linden, New Jersey site in March 2018.

The Chemours Company

Provision for income taxes

Our benefit from and provision for income taxes amounted to $6 million and $119 million, which represented effective income tax rates of approximately negative 2% and 12% for the three and nine months ended September 30, 2018, respectively, compared with provisions for income taxes of $43 million and $130 million, which represented effective income tax rates of approximately 17% and 20% for the three and nine months ended September 30, 2017, respectively. The change in our benefit from income taxes for the three months ended September 30, 2018 was primarily attributable to income tax benefits from the release of a valuation allowance on carryforward foreign tax credits due to changes in normal business operations, the filing of our 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced U.S. corporate tax rate, windfalls on our share-based payments, and the geographic mix of our earnings. The aforementioned income tax benefits were somewhat offset by increased tax expenses resulting from our increased profitability for the three months then-ended. The change in our provision for income taxes for the nine months ended September 30, 2018 was primarily attributable to income tax benefits from the release of a valuation allowance on carryforward foreign tax credits due to changes in normal business operations, the filing of our 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced U.S. corporate tax rate, windfalls on our share-based payments, our loss on debt extinguishment, and the geographic mix of our earnings. The aforementioned income tax benefits were somewhat offset by increased tax expenses resulting from our increased profitability for the nine months then-ended, as well as income tax expenses related to asset sales that took place during the first quarter, and the impact of certain U.S. tax reform provisions.

Segment Reviews

We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (GAAP). To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures - Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, Free Cash Flows (FCF), and Return on Invested Capital (ROIC) - in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

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

Reconciliations of Adjusted EBITDA and our other non-GAAP financial measures to their closest GAAP financial measures for the three and nine months ended September 30, 2018 and 2017 are included in “Non-GAAP Financial Measures” within this MD&A.

The following table sets forth our total Adjusted EBITDA by segment for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Fluoroproducts	$182	$158	$619	$510
Chemical Solutions	24	18	50	37
Titanium Technologies	268	249	856	601
Corporate and Other	(39)	(44)	(126)	(120)
Total Adjusted EBITDA	$435	$381	$1,399	$1,028

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and nine months ended September 30, 2018 and 2017.

Fluoroproducts Segment Results of Operations
Three Months Ended September 30,

$800
$600
$400
$200
$-
Net Sales
2018
2017
$200
$150
$100
$50
$-
Adjusted EBITDA
2018
2017
30%
20%
10%
0%
Adjusted EBITDA Margin
2018
2017

Fluoroproducts Segment Results of Operations
Nine Months Ended September 30,

$3,000
$2,250
$1,500
$750
$-
Net Sales
2018
2017
$800
$600
$400
$200
$-
Adjusted EBITDA
2018
2017
30%
20%
10%
0%
Adjusted EBITDA Margin
2018
2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$682	$637	$2,213	$1,998
Adjusted EBITDA	182	158	619	510
Adjusted EBITDA margin	27%	25%	28%	26%

The following table sets forth the impacts of price, volume, and currency changes on our Fluoroproducts segment’s net sales for the three and nine months ended September 30, 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Price	1%	2%
Volume	7%	9%
Currency	(1)%	—%
Total change in segment net sales	7%	11%

The Chemours Company

Segment Net Sales

Segment net sales increased by $45 million and $215 million (or 7% and 11%) for the three and nine months ended September 30, 2018, respectively, when compared with the same periods in 2017. The increase to segment net sales for the three months ended September 30, 2018 was primarily attributable to a 7% increase in volume, driven by the continued adoption of OpteonTM refrigerants, as well as higher demand for our base refrigerants and flouropolymers products, and a 1% increase in price, driven by increases in the average selling prices for our fluoropolymers products. These increases were somewhat offset by unfavorable foreign currency movements, which negatively impacted segment net sales by 1% for the three months then-ended. The increase to segment net sales for the nine months ended September 30, 2018 was primarily attributable to a 9% increase in volume, driven by the continued adoption of OpteonTM refrigerants as well as higher demand for our base refrigerants and fluoropolymers products, and a 2% increase in price, driven by increases in the average selling prices for our base refrigerants and fluoropolymers products.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $24 million and $109 million (or 15% and 21%), and segment Adjusted EBITDA margin increased by approximately 200 basis points for the three and nine months ended September 30, 2018 when compared with the same periods in 2017. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2018 were primarily attributable to the aforementioned increases in volume and price, as well as increases in other income, net resulting from EU quota authorization sales amounting to $18 million and $38 million during the periods then-ended, respectively. During the three and nine months ended September 30, 2017, EU quota authorization sales amounted to $6 million and $14 million, respectively. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2018 were somewhat offset by higher costs for certain raw materials. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2018 were somewhat offset by higher costs for certain raw materials, distribution expenses, and process water treatment costs.

The segment’s operating results for the three and nine months ended September 30, 2018 included $8 million and $28 million of additional costs for process water treatment at our Fayetteville, North Carolina site, respectively. These costs are expected to total approximately $35 million for the year ended December 31, 2018. The segment’s operating results for the year ended December 31, 2017 included $11 million for these costs, which were recognized entirely in the fourth quarter.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and nine months ended September 30, 2018 and 2017.

Chemical Solutions Segment Results of Operations
Three Months Ended September 30,

$200
$160
$120
$80
$40
$-
Net Sales
2018
2017
$30
$25
$20
$15
$10
$5
$-
Adjusted EBITDA
2018
2017
20%
15%
10%
5%
0%
Adjusted EBITDA Margin
2018
2017

Chemical Solutions Segment Results of Operations
Nine Months Ended September 30,

$500
$400
$300
$200
$100
$-
Net Sales
2018
2017
$60
$50
$40
$30
$20
$10
$-
Adjusted EBITDA
2018
2017
20%
15%
10%
5%
0%
Adjusted EBITDA Margin
2018
2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$155	$148	$453	$437
Adjusted EBITDA	24	18	50	37
Adjusted EBITDA margin	16%	12%	11%	9%

The following table sets forth the impacts of price, volume, and currency changes on our Chemical Solutions segment’s net sales for the three and nine months ended September 30, 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Price	12%	4%
Volume	(7)%	(1)%
Currency	—%	1%
Total change in segment net sales	5%	4%

The Chemours Company

Segment Net Sales

Segment net sales increased by $7 million and $16 million (or 5% and 4%) for the three and nine months ended September 30, 2018, respectively, when compared with the same periods in 2017. The increase to segment net sales for the three months ended September 30, 2018 was primarily attributable to a 12% increase in price, driven by increases in the average selling prices for all of the segment’s product lines. This increase was somewhat offset by a 7% decrease in volume, primarily within our Performance Chemicals and Intermediates businesses. The increase to segment net sales for the nine months ended September 30, 2018 was primarily attributable to a 4% increase in price, driven by increases in the average selling prices for all of the segment’s product lines, and a 1% increase from favorable foreign currency movements. These increases were somewhat offset by a 1% decrease in volume, which was primarily attributable to our Performance Chemicals and Intermediates businesses.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $6 million and $13 million (or 33% and 35%), and segment Adjusted EBITDA margin increased by approximately 400 basis points and 200 basis points for the three and nine months ended September 30, 2018, respectively, when compared with the same periods in 2017. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2018 were primarily attributable to the aforementioned price increases, which were somewhat offset by higher costs for certain raw materials.

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2018 and 2017.

Titanium Technologies Segment Results of Operations
Three Months Ended September 30,

$1,000
$750
$500
$250
$-
Net Sales
2018
2017
$400
$300
$200
$100
$-
Adjusted EBITDA
2018
2017
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2018
2017

Titanium Technologies Segment Results of Operations
Nine Months Ended September 30,

$3,000
$2,250
$1,500
$750
$-
Net Sales
2018
2017
$1,000
$750
$500
$250
$-
Adjusted EBITDA
2018
2017
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2018
2017

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Segment net sales	$791	$799	$2,508	$2,173
Adjusted EBITDA	268	249	856	601
Adjusted EBITDA margin	34%	31%	34%	28%

The following table sets forth the impacts of price, volume, and currency changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Price	9%	15%
Volume	(10)%	(2)%
Currency	—%	2%
Total change in segment net sales	(1)%	15%

The Chemours Company

Segment Net Sales

Segment net sales decreased by $8 million (or 1%) and increased by $335 million (or 15%) for the three and nine months ended September 30, 2018, respectively, when compared with the same periods in 2017. The decrease to segment net sales for the three months ended September 30, 2018 was primarily attributable to a 10% decrease in volume due to faster-than-anticipated customer inventory reductions attributable to destocking throughout the value chain, which was mostly offset by a 9% increase in global average selling prices for our Ti-PureTM TiO2 pigment. The increase to segment net sales for the nine months ended September 30, 2018 was primarily attributable to a 15% increase in global average selling prices for our Ti-PureTM TiO2 pigment, and a 2% increase from favorable foreign currency movements. These increases were somewhat offset by a 2% decrease in volume due to faster-than-anticipated customer inventory reductions attributable to destocking throughout the value chain for the nine months then-ended.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $19 million and $255 million (or 8% and 42%), and segment Adjusted EBITDA margin increased by approximately 300 basis points and 600 basis points for the three and nine months ended September 30, 2018, respectively, when compared with the same periods in 2017. The increases to segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2018 were primarily attributable to the aforementioned price increases, which were somewhat offset by lower volume and higher costs for certain raw materials and higher freight and logistics expenses.

Corporate and Other

Corporate costs and certain legacy legal and environmental expenses, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other. Corporate and Other costs were $39 million and $126 million for the three and nine months ended September 30, 2018, respectively, compared with Corporate and Other costs of $44 million and $120 million for the three and nine months ended September 30, 2017, respectively. The decrease in Corporate and Other costs for the three months ended September 30, 2018 was primarily attributable to lower expenses for legacy environmental issues. The increase in Corporate and Other costs for the nine months ended September 30, 2018 was primarily attributable to higher costs associated with certain legacy legal matters.

Growth Expectations and Outlook

We expect each of our businesses to contribute to our overall growth. For our Fluoroproducts segment, we are optimizing our fluorochemicals product mix with the expansion of OpteonTM refrigerants capacity and renewing our fluoropolymers portfolio through application development. For our Chemical Solutions segment, we plan to expand our capacity to meet demand for our Mining Solutions products. For our Titanium Technologies segment, we are implementing a value stabilization strategy in order to seek to reduce volatility for our Ti-PureTM TiO2 pigment earnings. To the extent we are successful in implementing such plans, as to which no assurance can be given, we identified key financial targets through 2020, including goals for our future net sales growth, Adjusted EBITDA margin improvement, Adjusted EPS, FCF, and ROIC. For further discussion regarding the risks associated with meeting our key financial targets for 2020 and the factors that may affect our ability to achieve these targets, see Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. For further discussion regarding our use of non-GAAP financial measures and reconciliations to their closest comparable GAAP financial measures, see “Non-GAAP Financial Measures” within this MD&A.

Our 2018 results will be driven by the expectation that: (i) average prices for our TiO2 pigment will be above 2017 average prices, and that volume in our Titanium Technologies segment may be directly impacted by destocking throughout the value chain; (ii) there will be continued transition to OpteonTM refrigerants; (iii) there will be increased demand for our fluoropolymer products; and, (iv) there will be strong demand for our Mining Solutions products. We expect our capital expenditures for 2018 to be approximately $500 million, which will be driven largely by capital expenditures associated with our new OpteonTM plant under construction in Corpus Christi, Texas and our planned Mining Solutions plant under construction in Laguna, Mexico. Our outlook for 2018 reflects our current visibility and expectations based on market factors, such as currency movements, TiO2 pigment pricing, and end-market demand, and our ability to meet these targets is subject to numerous risks, such as those described in Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. We expect our earnings growth to meet or exceed our three-year targets.

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

On August 1, 2018, our board of directors increased our cash dividend to $0.25 per share for the third quarter of 2018, which was paid on September 14, 2018 to our shareholders of record as of the close of business on August 17, 2018. Additionally, on August 1, 2018, our board of directors approved a share repurchase program, which authorizes us to purchase shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any fees or costs in connection with our share repurchase activity (2018 Share Repurchase Program). The 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount.

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

At September 30, 2018, we had total cash and cash equivalents of $1.28 billion, of which, $811 million was held by our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At September 30, 2018, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside of the U.S.; however, we continue to evaluate this assertion as a result of U.S. tax reform.

No deferred tax liabilities have been recognized with regard to the $811 million of cash and cash equivalents held by our foreign subsidiaries at September 30, 2018, or on our undistributed earnings. The potential tax implications of the repatriation of unremitted earnings are driven by facts at the time of distribution; however, due to the U.S. deemed repatriation transition tax as a result of U.S. tax reform, the incremental cost to repatriate earnings would be reduced if a distribution was made in the future.

Cash Flows

The following table sets forth a summary of our net cash provided by (used for) operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash provided by operating activities	$881	$337
Cash used for investing activities	(327)	(202)
Cash (used for) provided by financing activities	(823)	467

The Chemours Company

Operating Activities

We received $881 million and $337 million in cash flows from our operating activities for the nine months ended September 30, 2018 and 2017, respectively. The increase in our operating cash inflows for the nine months ended September 30, 2018 was primarily attributable to an improvement in our net income. Additionally, during the nine months ended September 30, 2017, we paid $335 million to satisfy the PFOA MDL Settlement (as discussed in “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements), which negatively impacted our operating cash flows resulting from changes in working capital.

Investing Activities

We used $327 million and $202 million in cash flows for our investing activities during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, our investing cash outflows were primarily attributable to purchases of property, plant, and equipment for $344 million, as well as $37 million in total cash consideration payments for the acquisition of ICOR International, Inc. in April 2018. These cash outflows were somewhat offset by $46 million in net proceeds received from the sales of assets and businesses, primarily attributable to the sale of our Linden, New Jersey site in March 2018 for $39 million, and $8 million in net foreign exchange contract settlements. For the nine months ended September 30, 2017, our investing cash outflows were primarily attributable to purchases of property, plant, and equipment for $246 million. These cash outflows were somewhat offset by $39 million in net proceeds received from the sales of assets and businesses, primarily attributable to the sales of our headquarters building in Wilmington, Delaware in April 2017 for $29 million and our Edge Moor, Delaware site in March 2017 for $9 million, and $5 million in net foreign exchange contract settlements.

Financing Activities

We used $823 million in cash flows for, and received $467 million in cash flows from our financing activities during the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, our financing cash outflows were primarily attributable to debt repayments of $675 million and debt extinguishment payments of $29 million for “make-whole” and early prepayment premiums in connection with our debt transactions during the second quarter (discussed further under the heading “Credit Facilities and Notes” within this MD&A). Additionally, we made cash payments totaling $520 million for the repurchase of approximately 10.9 million shares of our issued and outstanding common stock under our share repurchase programs, and paid dividends amounting to $106 million during the nine months then-ended. These cash outflows were somewhat offset by $520 million in net proceeds received from the issuance of our euro-denominated 4.000% senior unsecured notes due May 2026 (2026 Euro Notes) in June 2018. For the nine months ended September 30, 2017, our financing cash inflows were primarily attributable to $494 million in net proceeds received from the issuance of our 2027 Notes in May 2017.

Current Assets

The following table sets forth the components of our current assets at September 30, 2018 and December 31, 2017.

(Dollars in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$1,275	$1,556
Accounts and notes receivable, net	998	919
Inventories	1,086	935
Prepaid expenses and other	89	83
Total current assets	$3,448	$3,493

Our accounts and notes receivable, net increased by $79 million (or 9%) to $998 million at September 30, 2018 from $919 million at December 31, 2017. The increase in our accounts and notes receivable, net was primarily attributable to increased sales volume, and the timing of customer receipts.

Our inventories increased by $151 million (or 16%) to $1.09 billion at September 30, 2018 from $935 million at December 31, 2017. The increase in our inventories was primarily attributable to faster-than-anticipated customer inventory reductions attributable to destocking throughout the value chain, inventory build-up for plant turnarounds, and higher costs for certain raw materials.

Our prepaid expenses and other increased by $6 million (or 7%) to $89 million at September 30, 2018 from $83 million at December 31, 2017. The increase in our prepaid expenses and other was primarily attributable to normal fluctuations in prepaid expense balances.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2018 and December 31, 2017.

(Dollars in millions)	September 30, 2018	December 31, 2017
Accounts payable	$1,123	$1,075
Current maturities of long-term debt	14	15
Other accrued liabilities	561	558
Total current liabilities	$1,698	$1,648

Our accounts payable increased by $48 million (or 4%) to $1.12 billion at September 30, 2018 from $1.08 billion at December 31, 2017. The increase in our accounts payable was primarily attributable to the timing of vendor payments, which impacted the balance of trade payables. This increase was somewhat offset by a reduction in dividends payable due to the payment of dividends in the first quarter of 2018, which were declared and accrued during the fourth quarter of 2017.

Our current maturities of long-term debt remained largely unchanged at $14 million and $15 million at September 30, 2018 and December 31, 2017, respectively.

Our other accrued liabilities increased by $3 million (or 1%) to $561 million at September 30, 2018 from $558 million at December 31, 2017. The increase in our other accrued liabilities was primarily attributable to increases in accrued interest, due to the timing of semi-annual interest payments on our debt, accrued litigation, due to the accrual of an additional estimated liability for ongoing legal and environmental matters at our Fayetteville, North Carolina site, income taxes payable, due to the timing of payments, and the current portion of accrued environmental remediation liabilities. These increases were mostly offset by a reduction in accrued compensation and other employee-related costs, which is consistent with the payment of accrued performance-related compensation in the first quarter of 2018.

Credit Facilities and Notes

Senior Secured Credit Facilities

On April 3, 2018, we entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 million senior secured revolving credit facility (New Revolving Credit Facility) (collectively, the New Senior Secured Credit Facilities). The New Senior Secured Credit Facilities replaced, in full, our obligations under our then-existing credit agreement. The senior secured term loan facility under the New Senior Secured Credit Facilities provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 million (New Dollar Term Loan) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 million (New Euro Term Loan) (collectively, the New Term Loans). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay, in full, all outstanding amounts under our prior credit agreement, which amounted to $921 million and €393 million, respectively. The New Dollar Term Loan bears a variable interest rate equal to, at our election, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances, including a springing maturity in the event our senior unsecured notes due in May 2023 are not redeemed, repaid, and/or refinanced within the 91-day period prior to their maturity date.

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions and other transactions, as defined in the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on our total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, we are required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on our total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances. At September 30, 2018, the New Revolving Credit Facility had a full borrowing capacity of $800 million, from which we had $104 million in letters of credit issued and outstanding.

The Chemours Company

The amended and restated credit agreement also modified or eliminated certain provisions of our prior credit agreement, including the interest coverage ratio financial covenant and certain other negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, we are required to not exceed a maximum senior secured net leverage ratio of (i) 2.25 to 1.00 in each quarter through December 31, 2018, and (ii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict our and our subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the prior credit agreement. We were in compliance with our debt covenants at September 30, 2018.

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

The transaction resulted in a net prepayment of our total outstanding senior secured debt balances by approximately $75 million, based on the euro exchange rate on April 3, 2018. In connection with the issuance of the New Senior Secured Credit Facilities, we incurred a loss on debt extinguishment of $3 million for the nine months ended September 30, 2018.

Senior Unsecured Notes due May 2023

On May 21, 2018, we commenced two all-cash tender offers to purchase: (i) up to $250 million of the outstanding 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (2023 Dollar Notes), for a purchase price of $1,052.50 per $1,000.00 of principal amount through an early tender deadline of June 4, 2018, and $1,022.50 per $1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Dollar Tender Offer); and, (ii) any and all of the outstanding 6.125% senior unsecured notes due May 2023, denominated in euros (2023 Euro Notes) (collectively, the 2023 Notes), for a purchase price of €1,048.75 per €1,000.00 of principal amount through an early tender deadline of June 4, 2018, and €1,018.75 per €1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (Euro Tender Offer) (collectively, the Tender Offers).

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

Senior Unsecured Notes due May 2026

On June 6, 2018, we issued, in an underwritten public offering, the 2026 Euro Notes in an aggregate principal amount of €450 million. The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities, or (ii) guarantees certain of our other indebtedness or any guarantor in an aggregate principal amount in excess of $100 million. The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. Pursuant to the terms of the indenture governing the 2026 Euro Notes, we are obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, we may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium, and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. The guarantees of the 2026 Euro Notes will rank equally with all other senior indebtedness of the guarantors. The 2026 Euro Notes rank equally in right of payment to all of our existing and future unsecured unsubordinated debt and are senior in right of payment to all of our existing and future debt that is, by its terms, expressly subordinated in right of payment to the 2026 Euro Notes. The 2026 Euro Notes are subordinated to indebtedness under the New Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.

The Chemours Company

We received net proceeds of €445 million from the offering of the 2026 Euro Notes, which, together with cash on hand, were used to purchase or redeem, as the case may be, the 2023 Notes pursuant to the Tender Offers and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, we incurred a loss on extinguishment of $35 million for the nine months ended September 30, 2018.

Maturities

We have required quarterly payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Principal maturities on the New Senior Secured Credit Facilities over the next five years are $3 million for the remainder of 2018, approximately $13 million in each year from 2019 to 2022, and $1.25 billion in 2023 and beyond. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, we are required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. Debt maturities related to our senior unsecured notes in 2023 and beyond will be $2.69 billion.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2018 and December 31, 2017, total payment instructions from us amounted to $195 million and $172 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at September 30, 2018, except as previously discussed for our debt arrangements, did not materially change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off Balance Sheet Arrangements

Information with respect to our guarantees is included in “Note 20 - Commitments and Contingent Liabilities” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required. Any remaining guarantees outstanding at September 30, 2018 were insignificant.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in “Critical Accounting Policies and Estimates” within our MD&A and in “Note 3 - Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017. Aside from the critical accounting policies and estimates set forth below, there have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The adoption of Topic 606 did not have a material impact on our financial position, results of operations, or cash flows in future periods.

The Chemours Company

U.S. Tax Reform

In December 2017, the U.S. enacted new federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act), which, except for certain provisions, is effective for tax years beginning on or after January 1, 2018. The Tax Act significantly changes existing U.S. tax law and includes numerous provisions that will affect businesses, such as: (i) reducing the U.S. federal corporate income tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax, a new minimum tax; (vii) creating a new limitation on deductible interest expense; (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and, (ix) creating the global intangibles low-tax income inclusions. We have performed preliminary analyses of the impacts of the Tax Act in accordance with the U.S. Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 118 (SAB No. 118). SAB No. 118 allows us to record provisional amounts during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. Under these preliminary analyses, we recorded additional GAAP tax benefits in the fourth quarter of 2017, which amounted to $3 million. The impacts of the Tax Act may differ from our provisional estimates due to many factors, including, but not limited to, changes to our interpretation of the provisions in the Tax Act, U.S. Internal Revenue Service and U.S. Treasury guidance that may be issued, and actions that we may take.

During the three and nine months ended September 30, 2018, we recorded a $10 million income tax benefit to adjust our initial provisional estimates for U.S. tax reform, which is included as a component of our benefit from and provision for income taxes, which impacted our effective tax rates by approximately 4% and 1%, respectively. The adjustment was specifically related to our initial estimates of the revaluation of certain deferred tax assets and liabilities as a result of the filing of our 2017 U.S. tax return and the associated adjustments on these deferred tax assets and liabilities as a result of the reduced corporate tax rate, the transition tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries, and the associated foreign tax credits. We have not, to date, made any other significant changes to our initial provisional estimates recorded in the fourth quarter of 2017.

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

Recent Accounting Pronouncements

See “Note 2 - Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements for a discussion about recent accounting pronouncements.

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

Environmental Remediation

As a result of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that we may be required to indemnify pursuant to the separation-related agreements executed prior to our separation from DuPont.

Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At September 30, 2018 and December 31, 2017, we recorded environmental remediation accruals of $239 million and $253 million, respectively, relating to these matters which, in management’s opinion, are appropriate based on existing facts and circumstances.

The Chemours Company

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion. As remediation efforts progress, sites move from the investigation phase (Investigation) to the active clean-up phase (Active Remediation), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (OM&M) or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual payments related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (PRPs). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we, through DuPont, have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $470 million above the amount accrued at September 30, 2018. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

(Dollars in millions)	September 30, 2018	December 31, 2017
Beaumont, Texas	$11	$12
Chambers Works, New Jersey	18	19
East Chicago, Indiana	21	20
Pompton Lakes, New Jersey	46	55
USS Lead, East Chicago, Indiana	16	26
All other sites	127	121
Total accrued environmental remediation	$239	$253

The five sites listed above represent approximately 47% and 50% of our environmental reserve at September 30, 2018 and December 31, 2017, respectively. We expect to spend, in the aggregate, approximately $60 million over the next three years for these five sites. For all other sites, in the aggregate, we expect to spend approximately $85 million over the next three years.

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

The Chemours Company

As site owner, we remain responsible for the remediation of historical chemical releases from past operations and are conducting this work under an RCRA hazardous waste post-closure permit and Compliance Plan (CP) issued by the State of Texas. The hazardous waste permit includes provisions to manage wastes and to investigate and mitigate releases. The CP is a component of the permit and includes mitigation and monitoring requirements, including a groundwater remediation system that was installed in 1991 to control chemical migration and protect adjacent water bodies. In addition, several solid waste management unit closures have been conducted and areas of past release addressed through interim measures to protect people and the environment. Over the years, extensive site studies have been completed and a final investigation report (Affected Property Assessment Report, or APAR, under the Texas Risk Reduction Program) for the entire site was approved by the state in 2014. The Remedial Action Plan (RAP) submitted in 2016 has been approved by the State of Texas, and is consistent with our remedy proposal, which addresses all remaining historical solid waste management units and areas of concern identified in these studies.

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

Subsequent investigations included the preparation of initial environmental site assessments and multiple phases of investigation. In 2002, as an interim remedial measure, two 2,000-foot long permeable reactive barrier treatment walls were installed along the northern property boundary to address migration of chemicals in groundwater. Since that time, the investigation process has been completed and approved by the EPA, and the final remedy for the site has been selected by the EPA.

The Chemours Company

On June 29, 2018, we sold the East Chicago site to a third-party for $1 million. In connection with the sale, the buyer has agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, and will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed. We recognized a gain of $3 million on the sale, which includes the purchase price of $1 million, plus $2 million in environmental remediation liabilities that were assumed by the buyer on the occurrence of the sale.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project was completed.

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

PFOA

See our discussion under the heading “PFOA” in “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Non-GAAP Financial Measures

We prepare our interim consolidated financial statements in accordance with GAAP. To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures - Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC - in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making.

We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

The Chemours Company

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net income attributable to Chemours	$275	$207	$853	$518
Non-operating pension and other post-retirement employee benefit income	(4)	(7)	(18)	(24)
Exchange losses (gains), net	6	4	4	(3)
Restructuring and other charges	12	8	32	31
Asset-related and other charges	—	1	—	3
Loss on extinguishment of debt	—	—	38	1
Gain on sales of assets and businesses (1)	—	—	(45)	(14)
Transaction costs (2)	—	1	9	3
Legal and other charges (3)	34	7	45	18
Adjustments made to income taxes (4,6)	(41)	(11)	(54)	(24)
Benefit from income taxes relating to reconciling items (5,6)	(11)	(7)	(15)	(10)
Adjusted Net Income	271	203	849	499
Net income attributable to non-controlling interests	—	—	1	1
Interest expense, net	47	55	148	160
Depreciation and amortization	71	62	213	204
All remaining provision for income taxes (6)	46	61	188	164
Adjusted EBITDA	$435	$381	$1,399	$1,028

Weighted-average number of common shares outstanding - basic	176,489,881	185,431,036	178,765,676	184,641,599
Dilutive effect of our employee compensation plans	5,387,244	6,206,778	5,891,072	5,909,015
Weighted-average number of common shares outstanding - diluted	181,877,125	191,637,814	184,656,748	190,550,614

Per share data
Basic earnings per share of common stock	$1.56	$1.12	$4.77	$2.81
Diluted earnings per share of common stock	1.51	1.08	4.62	2.72
Adjusted basic earnings per share of common stock	1.54	1.09	4.75	2.70
Adjusted diluted earnings per share of common stock	1.49	1.06	4.60	2.62
(1)

For the nine months ended September 30, 2018, gain on sale includes a $3 million gain and a $42 million gain associated with the sales of our East Chicago, Indiana and Linden, New Jersey sites, respectively. For the nine months ended September 30, 2017, gain on sale includes a $12 million gain associated with the sale of our Edge Moor, Delaware site and a $4 million gain associated with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, which are offset by a $2 million adjustment associated with the sale of our Sulfur business in 2016.

(2)	Includes costs associated with our debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with our strategic initiatives.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other charges, including the $30 million additional estimated liability for our Fayetteville, North Carolina site for the three and nine months ended September 30, 2018, the latter of which is included as a component of selling, general, and administrative expense in our consolidated statements of operations. See “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further detail.

(4)

Includes the removal of certain discrete income tax amounts within our (benefit from) provision for income taxes. For the three months ended September 30, 2018, our adjustments to income taxes include the following: $19 million in tax benefits primarily related to the filing of our 2017 U.S. tax return and the associated adjustments including the revaluation of deferred tax assets and liabilities as a result of the reduced corporate tax rate and other associated adjustments, $17 million in tax benefits for the reversal of our valuation allowance on foreign tax credit carryforwards due to changes in normal business operations, $4 million in windfall tax benefits on our share-based payments, and $1 million in tax benefits resulting from unrealized losses on foreign exchange rates related to toll charges pursuant to U.S. tax reform. For the nine months ended September 30, 2018, our adjustments to income taxes include the following: $19 million in tax benefits primarily related to the filing of our 2017 U.S. tax return and the associated adjustments including the revaluation of deferred tax assets and liabilities as a result of the reduced corporate tax rate, $17 million in tax benefits for the reversal of our valuation allowance on foreign tax credit carryforwards due to changes in normal business operations, $14 million in windfall tax benefits on our share-based payments, and $4 million in tax benefits resulting from unrealized losses on foreign exchange rates related to toll charges pursuant to U.S. tax reform. For the three and nine months ended September 30, 2017, adjustments made to income taxes include $5 million and $18 million in windfall tax benefits on our share-based payments, respectively, and the reversal of a reserve for uncertain tax positions of $6 million.

(5)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and include both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

(6)	The total (benefit from) provision for income taxes reconciles to the amount reported in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash provided by operating activities for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash provided by operating activities	$881	$337
Less: Purchases of property, plant, and equipment	(344)	(246)
Free Cash Flows	$537	$91

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents at September 30, 2018 and 2017.

	Twelve Months Ended September 30,
(Dollars in millions)	2018	2017
Adjusted EBITDA (1)	$1,794	$1,266
Less: Depreciation and amortization (1)	(281)	(276)
Adjusted EBIT	1,513	990

Total debt	3,999	4,095
Total equity	1,146	805
Less: Cash and cash equivalents	(1,275)	(1,535)
Invested capital, net	$3,870	$3,365

Average invested capital (2)	$3,637	$3,102

Return on Invested Capital	41.6%	31.9%
(1)

Based on amounts for the trailing 12 months ended September 30, 2018 and 2017. Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding tables for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2018 and 2017.

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

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2018, we had 16 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $483 million, the fair value of which amounted to less than $1 million. We had no foreign currency forward contracts outstanding at December 31, 2017. We recognized net gains of $14 million and $8 million for the three and nine months ended September 30, 2018, respectively, and a net loss of $1 million and a net gain of $6 million for the three and nine months ended September 30, 2017, respectively, within other income, net in the consolidated statements of operations related to our foreign currency forward contracts.

We enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2018, we had 48 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $135 million, the fair value of which amounted to $2 million of net unrealized gain. We recognized a pre-tax loss of $1 million and a pre-tax gain of $6 million for the three and nine months ended September 30, 2018, respectively, on our cash flow hedge within accumulated other comprehensive loss. For the three and nine months ended September 30, 2018, $1 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

We have also designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $11 million and a pre-tax gain of $2 million for the three and nine months ended September 30, 2018, respectively, and pre-tax losses of $26 million and $76 million for the three and nine months ended September 30, 2017, respectively, on our net investment hedges within accumulated other comprehensive loss.

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 19 - Financial Instruments” to the Interim Consolidated Financial Statements for further information.

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

As of September 30, 2018, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

The Chemours Company

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For the purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 17 - Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D);
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D); and,
•	Cape Fear River Watch vs. Chemours Company FC, LLC (7:18-cv-00159-D).

The following action is filed in the State of North Carolina County of New Hanover General Court of Justice, Superior Court Division:

•	Cape Fear River Watch vs. North Carolina Department of Environmental Quality (18 CVS 2462).

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

Dordrecht, Netherlands

We have received requests from the local environmental agency (DCMR, formerly under the jurisdiction of OZHZ), the Labor Inspectorate (iSZW), the Inspectorate for Environment and Transportation (ILT), and the Water Authority (RWS) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2018, all of them publicly available. The National Institute for Public Health and the Environment (RIVM) has also published several reports with respect to PFOA and GenX. In September 2018, DCMR initially proposed a €1 million fine after undertaking wastewater tests, which detected low levels of PFOA. DCMR has not made a final determination and we believe we have valid defenses to avoid the imposition of a fine. We continue to cooperate with all authorities in responding to information requests, including those related to a preliminary investigation initiated by a public prosecutor.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 1, 2018, our board of directors approved the 2018 Share Repurchase Program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method. Our 2018 Share Repurchase Program was announced to the public on August 2, 2018.

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended September 30, 2018.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended July 31, 2018	—	$—	—	$750
Month ended August 31, 2018	1,161,655	44.75	1,161,655	698
Month ended September 30, 2018	2,065,169	40.81	2,065,169	614
Total	3,226,824	$42.23	3,226,824	$614
(1)	The total number of shares purchased under the 2018 Share Repurchase Program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the 2018 Share Repurchase Program exclude fees, commissions, and other charges for the related transactions.

Subsequent to September 30, 2018, we purchased an additional 3,124,033 shares of our issued and outstanding common stock, which amounted to $114 million at an average share price of $36.30 per share.

The Chemours Company

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mine in Starke, Florida is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

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

THE CHEMOURS COMPANY
(Registrant)

Date:	November 2, 2018

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)