Form 10-K
period 2018-12-31
Chemours Co
filed 2019-02-15
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.8 billion. As of February 11, 2019, 167,037,003 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Chemours Company

The Chemours Company

Forward-looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the federal securities law that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and within Item 1A – Risk Factors.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	fluctuations in energy and raw materials pricing;
•	failure to develop and market new products and applications, and optimally manage product life cycles;
•	increased competition, and increasing consolidation of our core customers;
•	significant litigation and environmental matters, including indemnifications we were required to assume;
•	significant or unanticipated expenses, including, but not limited to, litigation or legal settlement expenses;
•	our ability to manage and complete capital projects and/or planned expansions, including the start-up of completed capital projects;
•	changes in relationships with our significant customers and suppliers;
•	failure to manage process safety and product stewardship issues appropriately;
•	global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;
•	currency-related risks;
•	our current indebtedness and availability of borrowing facilities, including access to our revolving credit facilities;
•	business or supply disruptions and security threats, such as acts of sabotage, terrorism or war, weather events, and natural disasters;
•	uncertainty regarding the availability of additional financing in the future, and the terms of such financing;
•	negative rating agency actions;
•	changes in laws and regulations or political conditions;
•	ability to protect, defend, and enforce our intellectual property rights;
•	our ability to predict, identify, and address changes in consumer preference and demand;
•	our ability to complete potential divestitures or acquisitions and our ability to realize the expected benefits of divestitures or acquisitions if they are completed;
•	our ability to meet our growth expectations and outlook;
•	our ability to pay a dividend and the amount of any such dividend declared; and,
•	disruptions in our information technology networks and systems.

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

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “us,” “we,” or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (“TiO2”) pigment. We manage and report our operating results through three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

We operate 28 major production facilities located in nine countries and serve approximately 3,700 customers across a wide range of end-markets in over 120 countries.

We are committed to creating value for our customers and stakeholders through the reliable delivery of high-quality products and services around the world. To achieve this goal, we have a global team dedicated to upholding our five core values: (i) customer centricity – driving customer growth, and our own, by understanding our customers’ needs and building long-lasting relationships with them; (ii) refreshing simplicity – cutting complexity by investing in what matters, and getting results faster; (iii) collective entrepreneurship – empowering our employees to act like they own our business, while embracing the power of inclusion and teamwork; (iv) safety obsession – living our steadfast belief that a safe workplace is a profitable workplace; and, (v) unshakable integrity – doing what’s right for our customers, colleagues, and communities – always.

We also have a forward-looking Corporate Responsibility commitment, which focuses on three key principles – inspired people, a shared planet, and an evolved portfolio – in an effort to achieve, among other goals, increased diversity and inclusion in our global workforce, increased sustainability of our products, and becoming carbon positive. We call this responsible chemistry – it is rooted in who we are, and we expect that our Corporate Responsibility commitment will drive sustainable, long-term earnings growth.

Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2018, no one individual customer represented more than 10% of our consolidated net sales, and one individual customer balance represented approximately 8% of our total outstanding accounts and notes receivable balance.

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from E.I. du Pont de Nemours and Company (“DuPont”) (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with DuPont, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between us and DuPont following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, DuPont completed a merger with The Dow Chemical Company (“Dow”), pursuant to which, Dow and DuPont became subsidiaries of DowDuPont, Inc. with the intent to form three independent, publicly-traded companies. At this time, the agreements related to our Separation remain between us and DuPont.

The Chemours Company

Segments

In our Fluoroproducts segment, we are a globally-integrated producer making both fluorochemicals and fluoropolymers. In our fluorochemicals business, there is increased adoption of Opteon™, one of the world’s lowest global warming potential (“GWP”) refrigerant brands, as governments around the world pass legislation that makes the use of low GWP refrigerants a requirement. Our fluoropolymers offerings provide customers with tailored products that have unique properties, including very high temperature resistance and high chemical resistance. We will continue to invest in research and development (“R&D”) to remain a leader in these areas and ensure that we are able to meet our customers’ needs.

In our Chemical Solutions segment, we remain committed to retaining and improving our Mining Solutions business and the product lines at our Belle, West Virginia site, which includes our Performance Chemicals and Intermediates product lines. As one of the largest North American producers of solid sodium cyanide, our Mining Solutions business is recognized for our quality product offering, reliability of supply, and commitment to the safe production, storage, and use of our products. Global demand growth over the next three years is expected to remain healthy, driven by growth in gold ore processing volumes, and use as an intermediate in the synthesis of other chemicals (primarily in China). In the Americas region, the demand for sodium cyanide is expected to far exceed global demand growth rates.

In our Titanium Technologies segment, we have a long-standing history of delivering high-quality TiO2 pigment using our proprietary chloride technology. We are one of the largest global producers of TiO2 pigment, and our low-cost network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We believe we are well-positioned to remain one of the lowest-cost, high-quality TiO2 pigment producers, and we will continue to meet our customers’ needs around the world.

We will maintain our commitment to responsible stewardship and safety for our employees, customers, and the communities where we operate. Meeting and exceeding our customers’ expectations while conducting business in accordance with our high ethical standards will continue to be a primary focus for us as we continue to operate as a higher-value chemistry company.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 27 – Geographic and Segment Information” to the Consolidated Financial Statements.

Fluoroproducts Segment

Segment Overview

Our Fluoroproducts segment is a global leader in providing fluorine-based, advanced materials solutions, such as refrigerants and industrial resins and derivatives. The segment creates products that have unique properties, such as high temperature resistance, high chemical resistance, and unique di-electric properties, for applications across a broad array of industries and applications. The manufacturing of fluoroproducts involves complex processes that include the use of highly corrosive and hazardous intermediates. We have an industry-leading safety culture and apply world-class R&D and technical expertise to ensure that our operations run safely and reliably, and to improve our process technology. We sell fluoroproducts through two primary product groups: Fluorochemicals and Fluoropolymers.

Fluorochemicals products include refrigerants, industrial coolers, air conditioning, foam blowing agents, propellants, and fire suppression products. We have held a leading position in the fluorochemicals market since the commercial introduction of Freon™ in 1930. Since the original chlorofluorocarbons (“CFC”)-based product was introduced, we have been at the forefront of new technology research for lower GWP and lesser ozone-depleting potential products, leading to the development of hydrochlorofluorocarbons (“HCFC”) and hydrofluorocarbons (“HFC”). We have a leading position in HFC refrigerants under the brand name Freon™, and we are a leader in the development of sustainable technologies like Opteon™, a line of low GWP hydrofluoroolefin (“HFO”) refrigerants, which also have a zero ozone-depletion footprint. Opteon™ was initially developed in response to the European Union’s (“EU”) Mobile Air Conditioning Directive. Today, our OpteonTM-branded portfolio of products are used in a broad range of applications, including automotive, air conditioning, commercial refrigeration, and foam blowing agents. This patented technology offers similar functionality to current HFC products, but meets or exceeds currently-mandated environmental standards and, in some cases, provides energy efficiency benefits.

We led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs. In 1988, we committed to cease production of CFCs and started manufacturing non-ozone-depleting HFCs in the early 1990s. Driven by new and emerging environmental legislation, and standards currently being implemented across the U.S., Europe, Latin America, and Japan, we have commercialized Opteon™. Over the years, regulations have pushed the industry to evolve and respond to environmental concerns. We will continue to invest in R&D to remain a leader and meet our customers’ needs as regulations change.

The Chemours Company

Fluoropolymers products include various industrial resins, specialty products, and coatings. We serve a wide range of industrial and end-user applications, including electronics, communications, automotive, wire and cable, energy, oil and gas, and aerospace, among others. Our products’ unique properties include chemical inertness, thermal stability, non-stick adhesion, low friction, weather and corrosion resistance, extreme temperature resistance, and unique di-electric properties. Our Fluoropolymers products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™. Teflon™ coatings, resins, additives, and films are used in a wide range of industrial products. Teflon™ coatings and additives are also used in multiple end-products including paints, fabrics, carpets, clothing, and other household applications. Our fluoroelastomer products, sold under the Viton™ brand name, are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, electric motors, and gearboxes. We sell membranes under the brand name Nafion™, which are used in fuel cells, energy flow battery storage, transportation, stationary power, and medical tubing.

Industry Overview and Competitors

Our Fluoroproducts segment competes against a broad variety of global manufacturers, as well as regional Chinese and Indian manufacturers. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven applications development, and deep customer knowledge. Key competitors in Fluorochemicals include: Honeywell International, Inc., Arkema S.A., Mexichem S.A.B. de C.V., Dongyue Group Co., Ltd. (“Dongyue”), and Juhua Group Corporation. Key competitors in Fluoropolymers include: Daikin Industries, Ltd., 3M Company, Solvay, S.A., Asashi Glass Co., Ltd., Dongyue, and Chenguang Group.

Fluoroproducts demand growth is generally in line with global gross domestic product (“GDP”) growth. Within Fluorochemicals, growth may be higher than GDP in situations where, for environmental reasons, regulatory drivers constrain the market or drive the market toward lower GWP alternatives. In Fluoropolymers, overall market growth is expected to be in line with GDP over the next few years, but may be influenced by increased competition and pricing pressure in some businesses. There are certain emerging technologies, along with our focus on application development, that may drive our growth at a rate faster than GDP. Developed markets represent the largest consumers of fluoroproducts today. Global middle class growth and the increasing demand for expanding infrastructure, alternative energy, consumer electronics, telecommunications, automobiles, refrigeration, and air conditioning are all key drivers of increased demand for various fluoroproducts.

Raw Materials

The primary raw materials required to support the Fluoroproducts segment are fluorspar, chlorinated organics, chlorinated inorganics, hydrofluoric acid, and vinylidene fluoride. These are available in many countries and are not concentrated in any particular region. Our supply chains are designed for maximum competitiveness through favorable sourcing of key raw materials. Our contracts typically include terms that span from two to 10 years, except for select resale purchases that are negotiated on a monthly basis. Most qualified fluorspar sources have fixed contract prices or freely-negotiated, market-based pricing. Although the fluoroproducts industry has historically relied primarily on fluorspar exports from China, we have diversified our sourcing through multiple geographic regions and suppliers to ensure a stable and cost competitive supply. Our current supply agreements are generally in effect for the next five years.

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

Customers

The Fluoroproducts segment serves approximately 2,600 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Fluoroproducts customer represented more than 10% of the segment’s net sales in 2018.

The Chemours Company

Seasonality

Fluorochemicals’ refrigerant sales fluctuate by season as sales in the first half of the year are generally higher than sales in the second half of the year due to increased demand for residential, commercial, and automotive air conditioning in the spring, which peaks in the summer months, and then declines in the fall and winter. Mobile air conditioning demand is slightly higher in the first half of the year due to the timing of automotive production shutdowns in the second half of the year. There is no significant seasonality for Fluoropolymers, as demand is relatively consistent throughout the year.

Chemical Solutions Segment

Segment Overview

Our Chemical Solutions segment comprises a portfolio of industrial chemical businesses, primarily operating in the Americas. The segment’s products are used as important raw materials and catalysts for a diverse group of industries including, among others, gold production, oil and gas, water treatment, electronics, and automotive. Chemical Solutions generates value through the use of market-leading manufacturing technology, safety performance, product stewardship, and differentiated logistics capabilities.

The Chemical Solutions segment has operations at three production facilities in North America, which sell products and solutions through two primary product groups: Mining Solutions and Performance Chemicals and Intermediates. The Mining Solutions product group includes our sodium cyanide, hydrogen cyanide, and potassium cyanide product lines. We are a market leader in solid sodium cyanide production in the Americas, which is used primarily by the mining industry for gold and silver production. We are also investing in a new sodium cyanide production facility in Mexico, for which construction is currently suspended as discussed further in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. For our Mining Solutions product group, we expect global demand growth to remain healthy over the next few years. In the Performance Chemicals and Intermediates product group, we manufacture a wide variety of chemicals used in many different applications. Performance Chemicals and Intermediates is now comprised of our Methylamines, Glycolic Acid, Vazo™, and Aniline product lines. Our Performance Chemicals and Intermediates business is expected to generally grow in line with growth in global GDP.

Industry Overview and Competitors

The industrial and specialty chemicals produced by our Chemical Solutions segment are important raw materials for a wide range of industries and end-markets. We hold a long-standing reputation for high quality, and the safe-handling of hazardous products, such as sodium cyanide, Methylamines, Aniline, and Vazo™. Our positions in these products are the result of our process technology, manufacturing scale, efficient supply chain, and proximity to large customers. Our Chemical Solutions segment also holds, and occasionally licenses, what we believe to be leading process technologies for the production of hydrogen and sodium cyanide, which are used in industrial polymers and gold production. Key competitors for the Chemicals Solutions segment include Orica Limited and Cyanco Corporation.

Raw Materials

Key raw materials for our Chemical Solutions segment include ammonia, methanol, natural gas, hydrogen, and caustic soda. We source raw materials from global and regional suppliers, where possible, and maintain multiple supplier relationships to protect against supply disruptions and potential price increases. To further mitigate the risk of raw materials availability and cost fluctuations, our Chemical Solutions segment has also taken steps to optimize routes for distribution, lock in long-term contracts with key suppliers, and increase the number of customer contracts with raw materials price pass-through terms. We do not believe that the loss of any particular supplier would be material to our business.

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

The Chemours Company

Customers

Our Chemical Solutions segment focuses on developing long-term partnerships with key market participants. Many of our commercial and industrial relationships have been in place for decades and are based on our proven value proposition of safely and reliably supplying our customers with the materials needed for their operations. Our reputation and long-term track record are key competitive advantages as several of the products’ end-users demand the highest level of excellence in safe manufacturing, distribution, handling, and storage. Our Chemical Solutions segment has U.S. Department of Transportation Special Permits and Approvals in place for the distribution of various materials associated with each of our business lines, as required. Our Chemical Solutions segment serves approximately 500 customers globally. No single Chemical Solutions customer represented more than 10% of the segment’s net sales in 2018.

Seasonality

Our Chemical Solutions segment’s sales are subject to minimal seasonality.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. TiO2 pigment is used to deliver whiteness, brightness, opacity, and ultra-violet light protection in applications such as architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”) window profiles, laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We also sell a chloride-based TiO2 pigment under the BaiMaxTM brand name, which is exclusively produced for customers in Greater China. We operate four TiO2 pigment production facilities: two in the U.S., one in Mexico, and one in Taiwan. In addition, we have a large-scale repackaging and distribution facility in Belgium and operate a mineral sands mining operation in Starke, Florida and surrounding areas. In total, we have a TiO2 pigment capacity of approximately 1.25 million metric tons per year.

We are one of a limited number of manufacturers operating a chloride process for the production of TiO2 pigment. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers, as we uniquely utilize a broad spectrum of titanium-bearing ore feedstocks to achieve one of the highest TiO2 pigment unit margins in our industry. This technology, which is in use at all of our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes and developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance end-user total value.

We sell over 20 different grades of TiO2 pigment, with each grade tailored for targeted applications. Our portfolio of premium performance TiO2 pigment grades provides end-users with benefits beyond opacity, such as longer-lasting performance, brighter colors, and the brilliant whites achievable only through chloride-manufactured pigment.

We have operated a titanium mine in Starke, Florida since 1949. The mine provides us with access to a low-cost source of domestic, high-quality ilmenite ore feedstock and supplies less than 10% of our ore feedstock consumption needs. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2018, are zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in steel preparation and maintenance and paint removal.

Industry Overview and Competitors

The overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to grow proportionate to GDP growth. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After two years of demand in the TiO2 pigment market above GDP growth, in 2018, the TiO2 pigment market contracted below the GDP trend. In the longer-term, we expect global TiO2 pigment demand to resume its historical correlation with global GDP growth rates.

The Chemours Company

We estimate that the worldwide demand for TiO2 pigment in 2018 was approximately 5.9 million metric tons, of which, approximately 60% was for premium performance pigments. Worldwide nameplate capacity in 2018 was estimated to be approximately 7.5 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. We believe that the utilization of the premium performance manufacturing base is considerably higher than that for general purpose, lower-performance production. Over the next few years, we are planning to incrementally increase our production capacity by approximately 10% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 10% of capacity is in line with the anticipated needs of our customers during this time. This new capacity is expected to provide the equivalent of a new production line, while requiring a fraction of the capital investment. Our increased production capacity will be supported by investments to extend our ilmenite mine and through long-term contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, price, and technical service. Our major competitors within higher-performance pigments include: The National Titanium Dioxide Company, Ltd., or “Cristal”, Venator Materials plc, Kronos Worldwide, Inc., and Tronox Limited. Beyond multi-national suppliers, the only other large producer of TiO2 pigment is the Chinese producer, the Lomon-Billions Group. The other TiO2 pigment producers are fragmented, mostly utilizing the sulfate production process, and competing in the general purpose, lower-performance pigment market. Over the next few years, we believe that the announced added effective capacity in China is expected to be somewhat offset by capacity shutdowns at marginal producers.

Raw Materials

The primary raw materials used in the manufacture of TiO2 pigment are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from a number of suppliers around the globe, who are primarily located in Australia and Africa. To ensure proper supply volume and to minimize pricing volatility, we generally enter into contracts in which volume is requirement-based and pricing is determined by a range of mechanisms structured to help us achieve competitive cost. We typically enter into a combination of long-term and medium-term supply contracts and source our raw materials from multiple suppliers across different regions and from multiple sites per supplier. Furthermore, we typically purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore in any given time period. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores.

We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provides long-term competitive advantage. Our process technology and ability to use lower-grade ilmenite ore gives us the flexibility to alter our ore mix to low-cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for distribution and increase storage capacity at our production facilities.

Transporting chlorine, one of our primary raw materials, can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third-party that is co-located at our New Johnsonville, Tennessee site. Calcined petroleum coke is an important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America and China, typically under contracts that run multiple years to facilitate materials and logistics planning through the supply chain. Distribution efficiency is enhanced through the use of bulk ocean, barge, and rail transportation modes. Energy is another key input cost in the TiO2 pigment manufacturing process, representing approximately 12% of the production cost. We have access to natural gas-based energy at our U.S. and Mexico TiO2 pigment production facilities and our Florida minerals plant, supporting advantaged energy costs given the low cost of shale gas in the U.S.

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

The Chemours Company

Customers

Globally, we serve approximately 600 customers through our Titanium Technologies segment. In 2018, our 10 largest Titanium Technologies customers accounted for approximately 35% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers in the U.S. and Europe are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, PVC window profiles, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

Seasonality

The demand for TiO2 pigment is subject to seasonality due to the influence of weather conditions and holiday seasons on some of our applications, such as decorative coatings. As a result, our TiO2 pigment sales volume is typically lowest in the first quarter, highest in the second and third quarters, and moderate in the fourth quarter. This pattern applies to the entire TiO2 pigment market, but may vary by region, country, or application. It can also be altered by economic or other demand cycles.

Intellectual Property

Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how, and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications globally for proprietary new product and applications development technologies. We hold many patents, particularly in our Fluoroproducts segment, as described herein. These patents, including various patents that will expire from 2019 through 2034, in the aggregate, are believed to be of material importance to our business. However, we believe that no single patent (or related group of patents) is material in relation to our business as a whole. Our Chemical Solutions segment is a manufacturing and application development technology leader in a majority of the markets in which it participates. Trade secrets are one of the key elements of our intellectual property security in the Chemical Solutions segment, as most of the segment’s manufacturing and applications development technologies are no longer under patent coverage. In addition, particularly in our Titanium Technologies segment, we hold significant intellectual property in the form of trade secrets, and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe that our trade secrets are material in the aggregate. Unlike patents, trade secrets do not have a pre-determined validity period, but are valid indefinitely, so long as their secrecy is maintained. We work actively on a global basis to create, protect, and enforce our intellectual property rights. The protection afforded by these patents and trademarks varies based on country, scope of individual patent, and trademark coverage, as well as the availability of legal remedies in each country. Although certain proprietary intellectual property rights are important to our success, we do not believe that we are materially-dependent on any particular patent or trademark. We believe that securing our intellectual property is critical to maintaining our technology leadership and our competitive position, especially with respect to new technologies or the extensions of existing technologies. Our proprietary process technology can be a source of incremental income through licensing arrangements.

Our Fluoroproducts segment is a technology leader in the markets in which it participates. We have one of the largest patent portfolios in the fluorine derivatives industry. In our Fluoroproducts segment’s intellectual property portfolio, we consider our Freon™, Opteon™, Teflon™, Viton™, NafionTM, and Krytox™ trademarks to be valuable assets. Our Titanium Technologies segment in particular relies upon unpatented proprietary knowledge, continuing technological innovation, and other trade secrets to develop and maintain our competitive position in this sector. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. In our Titanium Technologies segment’s intellectual property portfolio, we consider our trademarks Ti-Pure™ and BaiMaxTM to be valuable assets and have registered the Ti-PureTM trademark in a number of countries and the BaiMaxTM trademark in China.

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

The Chemours Company

Backlog

In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of our future sales activity. Our production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of net sales or financial performance.

Environmental Matters

Information related to environmental matters is included in several areas of this Annual Report on Form 10-K, including: (i) Item 1A – Risk Factors; (ii) Item 3 – Legal Proceedings, under the heading “Environmental Proceedings”; (iii) Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and, (iv) “Note 3 – Summary of Significant Accounting Policies” and “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, we are required to file reports and information with the U.S. Securities and Exchange Commission (“SEC”), including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Employees

We have nearly 7,000 employees, approximately 20% of whom are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good. There have been no strikes or work stoppages in any of our locations in recent history.

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

We face risks arising from various unasserted and asserted legal claims, investigations and litigation matters, such as product liability claims, patent infringement claims, antitrust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts, including, as discussed below, litigation related to the production and use of “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) by DuPont prior to the Separation. We do not, and have never, manufactured PFOA. We have also received inquiries, investigations, and litigation related to hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer”) and other compounds. We have noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement, or change in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed in more detail in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, a number of additional PFOA lawsuits have been filed since the “MDL Settlement” that are not covered by the settlement and/or not part of the class action captioned Leach v. DuPont, and additional lawsuits may be filed in the future. In addition, we have received governmental inquiries, and we and DuPont have been named in multiple lawsuits, relating to HFPO Dimer Acid and/or other perfluorinated or polyfluorinated compounds. See the discussion under “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for more detail. These or other governmental inquiries or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our Fayetteville, North Carolina facility or otherwise. Additional lawsuits or inquiries also could be instituted related to these compounds in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to our existing operations, PFOA, HFPO Dimer Acid, other perfluorinated and polyfluorinated compounds, or other compounds associated with our products or operations, could result in us incurring additional costs and liabilities, which may be material to our financial results.

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we are required to indemnify DuPont with regard to liabilities allocated to, or assumed by us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters as well as certain damages awards, settlements, and penalties. On August 24, 2017, we and DuPont entered into an amendment to the separation agreement concerning future PFOA litigation and costs not covered by the MDL Settlement as detailed in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Future PFOA-related costs and settlements could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our results of operations. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes with DuPont and others which may arise with respect to indemnification matters including disputes based on matters of law or contract interpretation, could materially adversely affect us.

The Chemours Company

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability.

Our operations and production facilities are subject to extensive environmental and health and safety laws, regulations, and enforcements at national, international, and local levels in numerous jurisdictions relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products, storing and disposing of hazardous wastes, and product content and other safety concerns. Such laws include, in the U.S., the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”) and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act (“CAA”) and the Clean Water Act, for protection of air and water resources, the Toxic Substances Control Act, and in the EU, the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) for regulation of chemicals in commerce and reporting of potential known adverse effects and numerous local, state, federal, and foreign laws, regulations, and enforcements governing materials transport and packaging. If we are found to be in violation of these laws, regulations, or enforcements, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. We also may be subject to changes in our operations and production based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production, or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.

Our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, investments in, or restrictions on our operations. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. See “Environmental Matters” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

There is also a risk that one or more of our manufacturing processes, key raw materials, or products may be found to have, or be characterized or perceived as having, a toxicological or health-related impact on the environment or on our customers or employees or unregulated emissions, which could potentially result in our incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or as a result of litigation. In addition, the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled, phased-out, or banned. Changes in laws, science or regulations, or their interpretation, and our customers’ perception of such changes or interpretations may also affect the marketability of certain of our products.

For example, in May 2016, the European Chemicals Agency (“ECHA”) accepted a proposal from France’s competent authority under REACH that would classify TiO2 pigment as a carcinogen for humans by inhalation, starting an ECHA Committee for Risk Action (“RAC”) process to review and decide on this proposal. In June 2017, ECHA’s RAC announced its preliminary conclusion that the evidence meets the criteria under the EU’s Classification, Labeling, and Packaging Regulation to classify TiO2 pigment as a “Category 2 Carcinogen” (suspected human carcinogen) by inhalation. The European Commission (“EC”) will evaluate the RAC’s formal recommendation in determining whether any regulatory measures should be taken. If the EC were to adopt the regulatory measures that classify TiO2 pigment as a suspected carcinogen, it could increase our TiO2 pigment manufacturing and handling processes and costs or result in other liabilities.

The Chemours Company

The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected.

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors such as price, product quality, and service. We face significant competition from major international and regional competitors. Some of our competitors have announced plans to expand their chloride capacity. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily-available production capacity during the previous five years. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology. Similarly, we compete with various producers in our Fluoroproducts business, and the risk of substitution of these producers by our customers could increase if these producers develop better capabilities to produce similar products to our specialty fluoropolymers.

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

We also rely upon unpatented proprietary technology, know-how, and other trade secrets to maintain our competitive position. While we maintain policies to enter into confidentiality agreements with our employees and third-parties to protect our proprietary expertise and other trade secrets, these agreements may not be enforceable or, even if legally enforceable, we may not have adequate remedies for breaches of such agreements. We also may not be able to readily detect breaches of such agreements. The failure of our patents or confidentiality agreements to protect our proprietary technology, know-how, or trade secrets could result in significantly lower revenues, reduced profit margins, or loss of market share.

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

In addition, our restrictions under the intellectual property cross-license agreement could limit our ability to develop and commercialize certain products. For example, the licenses granted to us under the agreement may not extend to all new products, services, and businesses that we may enter in the future. These limitations and restrictions may make it more difficult, time-consuming, or expensive for us to develop and commercialize certain new products and services, or may result in certain of our products or services being later to market than those of our competitors.

The Chemours Company

If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets and on our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets. We must continue to identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third-parties, or license intellectual property rights from third-parties on a commercially-competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation with regard to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, competitive environments, and laws, regulations, or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve our expected benefits associated with new products developed to meet new laws, regulations, or enforcements if the implementation of such laws, regulations, or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

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

Failure to effectively prevent, detect, and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or other actions, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Like most major corporations, we have been, and expect to be the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 pigment by third-parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We plan to actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

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

The Chemours Company

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

One of the ways we may improve our business is through the expansion or improvement of our existing facilities, such as the expansion of our Altamira, Mexico TiO2 pigment facility and the facilities for our OpteonTM refrigerants in Corpus Christi, Texas and the construction of our new Mining Solutions facility in Gomez Palacio, Durango, Mexico. Construction of additions or modifications to facilities involves numerous regulatory, environmental, political, legal, and economic uncertainties that are beyond our control, and are subject to various start-up risks. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms, or at all. As a result, these projects may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project or may be negatively impacted by regulatory or other developments relating to the chemicals we use or manufacture. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.

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

Our operations could be materially impacted in the event of a failure of our information technology infrastructure.

We currently use an enterprise resource planning (“ERP”) software platform that is no longer supported; however, we are able to pay for extended, customer-specific support, which can be costly. We are currently evaluating our options to upgrade or switch this platform. Any systems failure, accident, or security breach could result in significant costs or disruptions to our operations, which could have a material adverse effect on our business. Further, such improvements and upgrades are often complex, costly, and time-consuming. We may experience challenges integrating any new ERP software platform with our existing technology systems, or may uncover problems with our existing technology systems. Any unsuccessful attempt to upgrade or switch our ERP software platform could result in outages, a disruption to our operations, and/or damage to our reputation or the ability to serve our customers.

The Chemours Company

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

Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management and other employees.

Our success depends on the performance of our senior management team and other key employees, and the inability to attract, retain, identify, and develop these individuals could adversely affect our results of operations, financial condition, and cash flows. In addition, if we are unable to effectively plan for the succession of our senior management team, our results of operations, financial condition, and cash flows could be adversely affected as we may be unable to realize our business strategy. While our ongoing personnel practices identify a succession process for our key employees, including our senior management team, we cannot guarantee the effectiveness of this process, the continuity of highly-qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession.

In addition, we expect to experience significant turnover at an operations level due to the demographics of our general workforce. Accordingly, we cannot guarantee the completeness of any knowledge transfer at the time of departure, or the continuity of key processes and/or internal controls over our financial reporting and disclosure controls and procedures.

Operating as a multi-national corporation presents risks associated with global and regional economic downturns and global capital market conditions as well as risks resulting from changes to regional regulatory requirements (including environmental standards).

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

The Chemours Company

In addition to the general risks associated with operating in the global economy, our revenue and profitability are largely dependent on the TiO2 pigment industry and the industries that are the end-users of our fluoroproducts. TiO2 pigment and our fluoroproducts, such as refrigerants and resins, are used in many “quality of life” products for which demand historically has been linked to global, regional, and local GDP and discretionary spending, which can be negatively impacted by regional and world events, or economic conditions. Such events, which may or may not impact all of our businesses at the same time or to the same degree, are likely to cause a decrease in the demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. Our future Ti-PureTM demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets. In addition, because demand for our fluorochemicals is driven in part by industry needs to comply with certain mandated environmental regulations (such as markets for refrigerants and foams with low GWP), changes in, the elimination of, or lack of enforcement of such environmental regulations in the U.S., the EU, or other jurisdictions also can negatively impact demand for such products and, as a result, our results of operations and financial condition.

Our reported results could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.

Due to our international operations, we transact in many foreign currencies, including, but not limited to the euro, the Mexican peso, and the Japanese yen. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net sales and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, depreciation of the euro against the U.S. dollar has historically negatively impacted our results of operations, and further decline of the euro could affect future periods.

We have entered certain of our qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases for certain of our international subsidiaries. There can be no assurance that any hedging action will lessen the adverse impact of a variation in currency rates. Also, actions to recover margins may result in lower volume and a weaker competitive position, which may have an adverse effect on our profitability. For example, in our Titanium Technologies segment, a substantial portion of our manufacturing is located in the U.S. and Mexico, while our TiO2 pigment is delivered to customers around the world. Furthermore, our ore cost is principally denominated in U.S. dollars. Accordingly, in periods when the U.S. dollar or Mexican peso strengthen against other local currencies, such as the euro, our costs are higher relative to some of our competitors who operate largely outside of the U.S., and the benefits we realize from having lower costs associated with our manufacturing process are reduced, impacting our profitability.

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

Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement we entered into with DuPont prior to the Separation, we were required to assume, and indemnify DuPont for, certain liabilities. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters as well as certain damages awards, settlement amounts, and penalties. In connection with MDL Settlement described in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we and DuPont entered into an amendment to the separation agreement concerning PFOA costs, the terms of which are also described in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Payments pursuant to these indemnities, whether relating to PFOA costs or otherwise, may be significant and could negatively impact our business, particularly indemnities relating to our actions that could impact the tax-free nature of the distribution. In addition, in the event that DuPont seeks indemnification for adverse trial rulings or outcomes, these indemnification claims could materially adversely affect our financial condition. Disputes with DuPont and others which may arise with respect to indemnification matters, including disputes based on matter of law or contract interpretation, could materially adversely affect us.

Third-parties could also seek to hold us responsible for any of the liabilities of the DuPont businesses. DuPont has agreed to indemnify us for such liabilities, but such indemnity from DuPont may not be sufficient to protect us against the full amount of such liabilities, and DuPont may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from DuPont any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations, and cash flows. See “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information.

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

The Chemours Company

Our debt is generally the exclusive obligation of The Chemours Company and our guarantor subsidiaries, as described in “Note 19 – Debt” to the Consolidated Financial Statements. Because a significant portion of our operations are conducted by non-guarantor subsidiaries, our cash flows and our ability to service indebtedness, including our ability to pay the interest on our debt when due and principal of such debt at maturity, are dependent to a large extent upon cash dividends and distributions or other transfers from such non-guarantor subsidiaries. Any payment of dividends, distributions, loans, or advances by our non-guarantor subsidiaries to us could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and any restrictions imposed by the current and future debt instruments of our non-guarantor subsidiaries. In addition, payments to us by our subsidiaries are contingent upon our subsidiaries’ earnings.

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

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), as well as other anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

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

The Chemours Company

Failure to meet some or all of our key financial and non-financial targets could negatively impact the value of our business and adversely affect our stock price.

From time to time, we may announce certain key financial and non-financial targets that are expected to serve as benchmarks for our performance for a given time period, including goals for our future net sales growth, adjusted earnings before interest, taxes, depreciation, and amortization margin improvement, adjusted earnings per share, free cash flows, return on invested capital, corporate responsibility, and/or sustainability. Our failure to meet one or more of these key financial targets may negatively impact our results of operations, stock price, and stockholder returns. The factors influencing our ability to meet these key financial targets include, but are not limited to, the outcome of any new or existing litigation, our failure to comply with new or existing laws or regulations, changes in the global economic environment, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our undertaking an acquisition, joint venture, or other strategic arrangement, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

Risks Related to Our Indebtedness

Our significant indebtedness could adversely affect our financial condition, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2018, we had approximately $4.0 billion of indebtedness. At December 31, 2018, together with the guarantors, we had approximately $1.3 billion of senior secured indebtedness outstanding, and an $800 million revolving credit facility (“Revolving Credit Facility”) capacity, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our significant level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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

The Chemours Company

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

See “Note 19 – Debt” to the Consolidated Financial Statements for further discussion related to our indebtedness.

Despite our significant level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

Notwithstanding our significant level of indebtedness, we may incur significant additional indebtedness in the future, including additional secured indebtedness (including the $800 million under the Revolving Credit Facility) that would be effectively senior to our outstanding notes. Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

We may need additional capital in the future and may not be able to obtain it on favorable terms.

Our industry is capital intensive, and we may require additional capital in the future to finance our growth and development, implement further marketing and sales activities, fund ongoing R&D activities, make investments driven by environmental compliance, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects, and the status and timing of these developments, as well as the general availability of capital from debt and/or equity markets.

However, debt or equity financing may not be available to us on terms we find acceptable, if at all. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the tax matters agreement may limit our ability to issue stock, as discussed further under the heading, “Risks Related to the Separation.” If we are unable to raise additional capital when needed, our financial condition could be materially and adversely affected.

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our overall credit ratings and our debt securities. Any negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2018, we had approximately $1.3 billion of our outstanding debt at variable interest rates.

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

DuPont received a ruling from the U.S. Internal Revenue Service (“IRS”) substantially to the effect that, among other things, the distribution in connection with the Separation qualified as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (“IRC”). The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, in form and substance acceptable to DuPont, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the IRC, and certain transactions related to the transfer of assets and liabilities to us in connection with the Separation and distribution would not result in the recognition of any gain or loss to us, DuPont, or our stockholders. The IRS Ruling and the tax opinion relied on certain facts, assumptions, and undertakings, and certain representations from us and DuPont, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS Ruling. Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine that the distribution or such related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings were not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS Ruling.

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

We agreed to numerous restrictions to preserve the tax-free treatment of the Separation-related transactions in the U.S., which may reduce our strategic and operating flexibility.

Our ability to engage in significant equity transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by DuPont. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the IRC, the distribution may result in corporate-level taxable gain to DuPont under Sections 355(e) and 368(a)(1)(D) of the IRC if 50% or more, by vote or value, of shares of our stock or DuPont’s stock are acquired or issued as part of a plan or series of related transactions that includes the distribution. The process for determining whether an acquisition or issuance triggering these provisions has occurred is complex, inherently factual, and subject to interpretation of the facts and circumstances of a particular case. Any acquisitions or issuances of our stock or DuPont’s stock within a two-year period after the distribution generally are presumed to be part of such a plan, although we or DuPont, as applicable, may be able to rebut that presumption. Accordingly, under the tax matters agreement entered into prior to the Separation, for the two-year period following the distribution, we were prohibited, except in certain circumstances, from:

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

We cannot guarantee the timing or amount of our dividends and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock.

The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs are subject to the sole discretion of our board of directors and, in the context of our financial policy and capital allocation strategy, will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our board of directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase our common shares in the future.

The reduction or elimination of our dividends or share repurchase programs could adversely affect the price of our common stock. Additionally, any repurchases of our common stock will reduce the amount of our common stock outstanding. There can be no assurances that any share repurchase activity will increase stockholder value due to market fluctuations in the price of our common stock, which may reduce the price of our common stock to levels below the repurchase price. Although our share repurchase programs are designed to enhance long-term shareholder value, short-term fluctuations in the market price of our common stock could reduce the program’s overall effectiveness.

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

In addition, we are subject to Section 203 of the Delaware General Corporations Law (“DGCL”). Section 203 of the DCGL provides that, subject to limited exceptions, persons that (without prior board of directors approval) acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation, or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

The following chart sets forth our production facilities at December 31, 2018.

Production Facilities
Region	Fluoroproducts	Chemical Solutions	Titanium Technologies	Shared Locations
North America

El Dorado, Arkansas (1)

Elkton, Maryland (1)

Louisville, Kentucky

Fayetteville, North Carolina

Deepwater, New Jersey

Parlin, New Jersey (2)

Corpus Christi, Texas

LaPorte, Texas (2)

Washington, West Virginia

		Memphis, Tennessee	DeLisle, Mississippi New Johnsonville, Tennessee Starke, Florida (Mine)	Pascagoula, Mississippi (4) Belle, West Virginia (4)
Europe, the Middle East, and Africa	Mechelen, Belgium Villers St. Paul, France (1) Dordrecht, Netherlands
Latin America	Barra Mansa, Brazil (2) Manaus, Brazil (1) Monterrey, Mexico (1)		Altamira, Mexico
Asia Pacific	Changshu, China Shanghai, China (3) Sichuan, China (3) Chiba, Japan (3) Shimizu, Japan (3)		Kuan Yin, Taiwan
(1)	Site is leased from a third-party.
(2)	Site is leased from DuPont.
(3)	Site with joint venture equity affiliates.
(4)	Shared site between the Chemical Solutions and Fluoroproducts segments.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support.

The following chart sets forth our stand-alone technical centers at December 31, 2018.

Technical Centers
Region	Fluoroproducts	Chemical Solutions	Titanium Technologies	Shared Locations
North America	Deepwater, New Jersey			Wilmington, Delaware (All Segments) (2,4)
Europe, the Middle East, and Africa	Mechelen, Belgium Meyrin, Switzerland (2)		Kallo, Belgium (1)
Latin America			Mexico City, Mexico (1)
Asia Pacific	Shanghai, China (1) Shimizu, Japan (3)			Shanghai, China (All Segments) (1)
(1)	Site is leased from a third-party.
(2)	Site is leased from DuPont.
(3)	Site with joint venture equity affiliates.
(4)	There are multiple sites at this location.

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2019. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

The Chemours Company

We recognize that the security and safety of our operations are critical to our employees and communities, as well as our future. Physical security measures have been combined with process safety measures, administrative procedures, and emergency response preparedness into an integrated security plan. Prior to the Separation, DuPont conducted vulnerability assessments at its operating facilities in the U.S., as well as high-priority sites worldwide, and as a result, identified and implemented appropriate measures to protect these facilities from physical and cyberattacks. We intend to conduct similar vulnerability assessments periodically in the future. We are partnering with carriers, including railroad, shipping, and trucking companies, to secure chemicals in transit.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

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

Environmental Proceedings

LaPorte, Texas

The U.S. Environmental Protection Agency (“EPA”) conducted a multimedia inspection at the DuPont LaPorte, Texas facility in January 2008. DuPont, the EPA, and the U.S. Department of Justice began discussions in the fall of 2011 relating to the management of certain materials in the facility’s waste water treatment system, hazardous waste management, flare, and air emissions. These negotiations continue. We operate a fluoroproducts production facility at this site.

The Chemours Company

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR,” formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2018, all of them publicly available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and GenX. In December 2018, DCMR imposed a €1 million fine after undertaking waste water tests, which detected low levels of PFOA. The DCMR fine is under appeal and we believe we have valid defenses to prevail. We continue to cooperate with all authorities in responding to information requests, including those related to a preliminary investigation initiated by a public prosecutor.

Fayetteville, North Carolina

The North Carolina Department of Environmental Quality (“NC DEQ”) has issued Notices of Violation (“NOVs”) dated September 2017, November 2017, February 2018, and June 2018 relating to alleged violations of North Carolina groundwater quality standards. We and the NC DEQ have agreed to resolve the NOVs pursuant to a proposed Consent Order. Further discussion related to these matters is included in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mine in Starke, Florida is included in Exhibit 95 to this Annual Report on Form 10-K.

The Chemours Company

EXECUTIVE OFFICERS OF THE REGISTRANT

The following list sets forth our executive officers and a summary of their professional experience.

Mark P. Vergnano, age 61, serves as our President and Chief Executive Officer (“CEO”). Prior to joining Chemours, he held roles of increasing responsibility at DuPont. In October 2009, Mr. Vergnano was appointed Executive Vice President of DuPont and was responsible for multiple businesses and functions, including the businesses in the Chemours segment: DuPont Chemicals and Fluoroproducts and Titanium Technologies. In June 2006, he was named Group Vice President of DuPont Safety and Protection. In October 2005, he was named Vice President and General Manager – Surfaces and Building Innovations. In February 2003, he was named Vice President and General Manager – Nonwovens. Prior to that, he had several assignments in manufacturing, technology, marketing, sales, and business strategy. Mr. Vergnano joined DuPont in 1980 as a process engineer. Mr. Vergnano was appointed Chairman of the National Safety Council in 2017 and has served on its board of directors since 2007. He also serves on the board of directors of the American Chemistry Council since 2015 and Johnson Controls International plc since 2016. He previously served on the board of directors of Johnson Controls, Inc. from 2011 to 2016.

Mark E. Newman, age 55, serves as our Senior Vice President and Chief Financial Officer (“CFO"). Mr. Newman joined Chemours in November 2014 from SunCoke Energy, Inc. (“SunCoke”), where he was SunCoke’s Senior Vice President and CFO and led its financial, strategy, business development, and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners, L.P. in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President – Remarketing and Managing Director of SmartAuction, Ally Financial Inc. (previously, the General Motors Acceptance Corporation). Mr. Newman began his career at the General Motors Company in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and CFO of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and, Vice President – North America and CFO. Mr. Newman joined the board of Altria Group, Inc. in February 2018.

Paul Kirsch, age 55, serves as our President – Fluoroproducts. Mr. Kirsch joined Chemours in June 2016 from Henkel AG and Company (“Henkel”), where he served as Senior Vice President of Supply Chain and Operations for three years. Prior to that, he was President of the automotive, metals, and aerospace division of Henkel. Before joining Henkel in 2009, Mr. Kirsch spent nearly 25 years in various engineering, operations, and business development roles of increasing responsibility within the automotive and telematics industries. He was Vice President of Hughes Telematics, Inc., where his responsibilities included business development, quality, and strategic planning. He also served as Vice President of XM Satellite Radio, where he was responsible for growing and running the automotive business of the Washington, District of Columbia-based firm. Mr. Kirsch started his career at Delphi in 1985, where he worked for nearly 19 years, in both regional and global roles ranging in product engineering, process engineering, mergers and acquisitions, marketing and sales, and strategic planning. He spent nearly 11 years of his professional career living abroad in Europe and Asia.

Edwin C. Sparks, age 45, serves as our President – Chemical Solutions. Mr. Sparks was appointed to this role in April 2018. Previously, he served as Director of Corporate Strategy from 2017 to 2018 and Global Planning Director – Titanium Technologies from 2016 to 2017. He also served as the Asia Pacific Business Director – Titanium Technologies from 2015 to 2016, based in Singapore. Prior to joining Chemours, he held leadership positions of increasing scope in the DuPont Titanium Technologies business, with responsibilities including sales, marketing, operations, strategy, and technology. Mr. Sparks joined DuPont in 1994 as a process engineer.

Bryan Snell, age 62, serves as our President – Titanium Technologies. Mr. Snell was appointed President – Titanium Technologies in May 2015. Previously, he served as Planning Director – DuPont Performance Chemicals from 2014 to 2015. Prior to that, he held leadership positions in DuPont Titanium Technologies, including Planning Director from 2011 to 2012 in Wilmington, Delaware and from 2012 to 2013 in Singapore, and Global Sales and Marketing Director from 2008 to 2010. Mr. Snell served as Regional Operations Director – DuPont Coatings and Color Technologies Platform in 2007 and 2008. He was based in Taiwan from 2002 to 2006, in the roles of Plant Manager – Kuan Yin Plant and Asia Pacific Regional Director, DuPont Titanium Technologies. Mr. Snell joined DuPont in 1978 as a process engineer and has experience in nuclear and petrochemical operations, as well as sales, business strategy, and mergers and acquisitions.

David C. Shelton, age 55, serves as our Senior Vice President, General Counsel, and Corporate Secretary. Prior to Chemours, Mr. Shelton was appointed Associate General Counsel for DuPont in 2011 and was responsible for the U.S. Commercial team, which included the business lawyers and paralegals counseling all DuPont business units, with the exception of Agriculture. Mr. Shelton also served as the Commercial Attorney to a variety of DuPont businesses including the Performance Materials platform, which he advised on international assignment in Geneva, and the businesses now comprising the DuPont Chemicals and Fluoroproducts business unit. Prior to that, Mr. Shelton advised the company on environmental and remediation matters as part of the environmental legal team. Mr. Shelton joined DuPont in 1996, after seven years in private practice as a litigator in Pennsylvania and New Jersey.

The Chemours Company

Susan M. Kelliher, age 52, serves as our Senior Vice President – Human Resources and Health Services. Ms. Kelliher joined Chemours in 2017 from Albemarle Corporation (“Albemarle”), where she served as Senior Vice President – Human Resources for the global specialty chemical company. Prior to Albemarle, she served as Vice President – Human Resources at Hewlett Packard, where she held a number of leadership positions on global teams including Imaging and Printing and Global Sales and Enterprise Marketing from 2007 to 2012. Before joining Hewlett Packard, Ms. Kelliher served as Vice President – Human Resources for Cymer, Inc. (“Cymer”), where she led the people function. She joined Cymer from The Home Depot where, from 2004 to 2007, she was the Vice President – Human Resources for the growth engines of the company – Business Development and Home Services including responsibility for due diligence and integration for the company’s acquisitions. From 2000 to 2004, Ms. Kelliher served as Senior Director of Human Resources for Corporate Business Development and International Operations for the Raytheon Company (“Raytheon”). Prior to Raytheon, she served as the Director of Human Resources – Western Region for YUM! Brands, Pizza Hut division from 1995 to 2000. Ms. Kelliher started her career at Mobil Oil, where her career progressed through a variety of assignments including support for new ventures in Europe, Russia, and Africa from 1990 to 1995.

Erich Parker, age 67, serves as our Senior Vice President of Corporate Communications and Chief Brand Officer. Mr. Parker was appointed Creative Director and Global Director of Corporate Communications of DuPont in 2010. He led the initiative to develop corporate positioning and its creative expression through branded content and program sponsorship with large international news media outlets. In 2008, Mr. Parker was appointed Communications Leader for DuPont’s Safety and Protection Platform. Prior to joining DuPont, Mr. Parker was principal of his own public relations and marketing communications firm based in Washington, District of Columbia and New York. Mr. Parker has also served as Executive Vice President of Association and Issues Management; Director of Communications for the American Academy of Actuaries; founding publisher and Executive Editor of the magazine, Contingencies; and, Public Affairs Aide for Renewable Energy to the Secretary of Energy, U.S. Department of Energy.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC.”  The number of record holders of our common stock was 48,461 at February 11, 2019. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. The stock transfer agent and registrar is Computershare Trust Company, N.A.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

2017 Share Repurchase Program

On November 30, 2017, our board of directors approved a share repurchase plan authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity (the “2017 Share Repurchase Program”). Under the 2017 Share Repurchase Program, shares of our common stock were purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2017 Share Repurchase Program became effective on November 30, 2017, and was announced to the public on December 1, 2017. On May 31, 2018, we completed the aggregate $500 million in authorized purchases of our issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and are accounted for using the cost method.

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, shares of our common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

During 2018, we purchased 6,350,857 shares of our issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $250 million at an average share price of $39.31 per share. The aggregate amount of our common stock that remained available for purchase under our 2018 Share Repurchase Program at December 31, 2018 was $500 million.

The Chemours Company

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended December 31, 2018.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended October 31, 2018	3,124,033	$36.30	3,124,033	$500
Month ended November 30, 2018	—	—	—	500
Month ended December 31, 2018	—	—	—	500
Total	3,124,033	$36.30	3,124,033	$500
(1)	The total number of shares purchased under the 2018 Share Repurchase Program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the 2018 Share Repurchase Program exclude fees, commissions, and other charges for the related transactions.

Subsequent to December 31, 2018, we purchased an additional 4,363,277 shares of our issued and outstanding common stock, which amounted to $150 million at an average share price of $34.38 per share.

On February 13, 2019, our board of directors increased the authorization amount of our 2018 Share Repurchase Program from $750 million to $1.0 billion.

Stock Performance Graph

The following graph presents the cumulative total stockholder returns for our common stock compared with the Standard & Poor’s (“S&P”) MidCap 400 and the S&P MidCap 400 Chemical indices since our Separation from DuPont on July 1, 2015, the date that our common stock began “regular-way” trading on the NYSE.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on July 1, 2015, and that all dividends were reinvested.

The Chemours Company

Item 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The selected historical consolidated financial data for each of the years ended December 31, 2018, 2017, and 2016, and as of December 31, 2018 and 2017 was derived from the audited consolidated financial statements included in the Consolidated Financial Statements of this Annual Report on Form 10-K. The selected historical consolidated financial data for each of the years ended December 31, 2015 and 2014, and as of December 31, 2016, 2015, and 2014 was derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

The selected historical consolidated financial data for the year ended December 31, 2014 and for the first six months of the year ended December 31, 2015 include expenses of DuPont that were allocated to us for certain corporate functions, including information technology, R&D, finance, legal, insurance, compliance, and human resources activities. These costs may not be representative of our actual costs as an independent, publicly-traded company. In addition, our selected historical consolidated financial data does not reflect changes related to our Separation from DuPont, including changes in our cost structure, personnel needs, tax structure, capital structure, financing, and business operations. Consequently, the financial information included herein may not necessarily reflect what our financial position, results of operations, and cash flows would have been had we been an independent, publicly-traded company during the periods presented. Accordingly, these historical results should not be relied upon as an indicator of our future performance. For a better understanding of our financial results, this section should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

The following table sets forth our selected historical consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Summary consolidated statements of operations data
Net sales	$6,638	$6,183	$5,400	$5,717	$6,432
Restructuring, asset-related, and other charges	49	57	170	333	21
Income (loss) before income taxes	1,155	912	(11)	(188)	550
Provision for (benefit from) income taxes	159	165	(18)	(98)	149
Net income (loss) attributable to Chemours	995	746	7	(90)	400
Basic earnings (loss) per share of common stock (1)	5.62	4.04	0.04	(0.50)	2.21
Diluted earnings (loss) per share of common stock (1)	5.45	3.91	0.04	(0.50)	2.21
Summary consolidated balance sheets data
Working capital, net (2)	$1,584	$1,845	$782	$835	$543
Total assets	7,362	7,293	6,060	6,298	5,959
Debt, net (3)	3,972	4,112	3,544	3,954	1
Other summary consolidated financial data
Purchases of property, plant, and equipment	$498	$411	$338	$519	$604
Depreciation and amortization	284	273	284	267	257
Dividends per share of common stock (4,5)	0.67	0.29	0.12	0.58	—
(1)

For the year ended December 31, 2014, pro forma earnings per share was calculated based on 180,966,833 shares of our common stock that were distributed to DuPont’s shareholders on July 1, 2015. The same number of shares was used to calculate basic and diluted earnings per share since none of our equity awards were outstanding prior to the Separation.

(2)

Defined as current assets minus current liabilities. Our current assets include cash and cash equivalents of $1.2 billion, $1.6 billion, $902 million, and $366 million at December 31, 2018, 2017, 2016 and 2015, respectively. Our current assets at December 31, 2014 do not include any cash and cash equivalents, as these needs were provided by our former parent, DuPont.

(3)	Amounts at December 31, 2018, 2017, 2016, and 2015 include unamortized debt issuance costs and discount of $45 million, $49 million, $47 million, and $60 million, respectively.
(4)

Dividends per share of common stock for the year ended December 31, 2015 includes the following: (i) dividends of an aggregate amount of $100 million declared prior to the Separation by our then-board of directors (consisting of DuPont employees), which was paid on September 11, 2015 to our stockholders of record as of August 3, 2015; and, (ii) dividends of $0.03 per share declared after the Separation by our independent board of directors, which was paid on December 14, 2015 to our stockholders of record as of November 13, 2015.

(5)

Dividends per share of common stock for the year ended December 31, 2017 includes a $0.17 per share dividend declared in December 2017, which was paid on March 15, 2018 to our shareholders of record as of February 15, 2018.

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition, and the results of our operations for the periods presented. Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed within Item 1A – Risk Factors. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and TiO2 pigment. We manage and report our operating results through three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

Recent Developments

Corpus Christi, Texas

During the fourth quarter of 2018, we reached mechanical completion of our new OpteonTM refrigerants facility in Corpus Christi, Texas. This facility will enable us to triple the global capacity of OpteonTM over the next few years to meet increasing market demands for environmentally-sustainable refrigerants and blends.

Fayetteville, North Carolina

We, along with the NC DEQ, have filed a proposed Consent Order intended to comprehensively address issues, NOVs, and court filings made by the NC DEQ regarding our Fayetteville, North Carolina facility and resolve litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. Pursuant to the proposed Consent Order, which is subject to approval by the court, we will agree to pay $13 million to cover a civil penalty and investigative costs and will take additional actions to address site surface water, groundwater, and air emissions. At December 31, 2018, we have accrued an estimated liability for this matter of $75 million.

Capital Allocation

For the year ended December 31, 2018, we returned $792 million in cash to our shareholders by purchasing $644 million in our issued and outstanding common stock under our share repurchase programs, and through the payment of $148 million in cash dividends.

Subsequent to December 31, 2018, we purchased an additional $150 million of our issued and outstanding common stock under the 2018 Share Repurchase Program.

On February 13, 2019, our board of directors increased the authorization amount of our 2018 Share Repurchase Program from $750 million to $1.0 billion.

The Chemours Company

Our Results of Operations and Business Highlights

The following table sets forth our results of operations for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016
Net sales	$6,638	$6,183	$5,400
Cost of goods sold	4,667	4,438	4,297
Gross profit	1,971	1,745	1,103
Selling, general, and administrative expense	657	626	946
Research and development expense	82	81	81
Restructuring, asset-related, and other charges	49	57	170
Total other operating expenses	788	764	1,197
Equity in earnings of affiliates	43	33	29
Interest expense, net	(195)	(214)	(219)
(Loss) gain on extinguishment of debt	(38)	(1)	6
Other income, net	162	113	267
Income (loss) before income taxes	1,155	912	(11)
Provision for (benefit from) income taxes	159	165	(18)
Net income	996	747	7
Less: Net income attributable to non-controlling interests	1	1	—
Net income attributable to Chemours	$995	$746	$7
Per share data
Basic earnings per share of common stock	$5.62	$4.04	$0.04
Diluted earnings per share of common stock	5.45	3.91	0.04

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our total net sales for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Change in total net sales from prior period	2018	2017
Price	7%	8%
Volume	(1)%	11%
Currency	1%	—%
Portfolio/other	—%	(4)%
Total change in net sales	7%	15%

Our net sales increased by $455 million (or 7%) to $6.6 billion for the year ended December 31, 2018, compared with net sales of $6.2 billion for the same period in 2017. The increase in our net sales for the year ended December 31, 2018 was primarily attributable to a 7% increase in price, driven by higher average global selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, improved pricing for fluoropolymers products in our Fluoroproducts segment, and higher average selling prices across all product lines in our Chemical Solutions segment. In addition, net sales for the year ended December 31, 2018 increased by 1% from favorable foreign currency movements. These increases were partially offset by a 1% decrease in volume, which was primarily attributable to lower demand for Ti-PureTM TiO2 pigment in our Titanium Technologies segment.

Our net sales increased by $783 million (or 15%) to $6.2 billion for the year ended December 31, 2017, compared with net sales of $5.4 billion for the same period in 2016. The increase in our net sales for the year ended December 31, 2017 was primarily attributable to an 11% increase in volume, driven by higher demand for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, the increased adoption of OpteonTM refrigerants and higher demand for fluoropolymers products in our Fluoroproducts segment, and increased volume across most businesses in the Chemical Solutions segment. In addition, net sales for the year ended December 31, 2017 increased by 8% due to an increase in price, driven by higher average global selling prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, and improved pricing for base refrigerants in our Fluoroproducts segment. These increases were partially offset by portfolio changes in our Chemical Solutions segment, which reduced net sales by 4%.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $229 million (or 5%) to $4.7 billion for the year ended December 31, 2018, compared with COGS of $4.4 billion for the same period in 2017. The increase in our COGS for the year ended December 31, 2018 was primarily attributable to higher costs for certain raw materials, higher distribution, freight, and logistics expenses, and process waste water treatment costs. These increases were partially offset by lower costs associated with our transformation activities, and lower performance-related compensation expenses.

Our COGS increased by $141 million (or 3%) to $4.4 billion for the year ended December 31, 2017, compared with COGS of $4.3 billion for the same period in 2016. The increase in our COGS for the year ended December 31, 2017 was primarily attributable to increases in volume, as well as increases in costs associated with our transformation activities and higher performance-related compensation expenses. These increases were partially offset by the impacts of portfolio changes in our Chemical Solutions segment.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $31 million (or 5%) to $657 million for the year ended December 31, 2018, compared with SG&A expense of $626 million for the same period in 2017. The increase in our SG&A expense for the year ended December 31, 2018 was primarily attributable to the accrual of an additional estimated liability for ongoing legal matters at our Fayetteville Works site in Fayetteville, North Carolina. This increase was partially offset by lower costs associated with our transformation activities, and lower performance-related compensation expenses.

Our SG&A expense decreased by $320 million (or 34%) to $626 million for the year ended December 31, 2017, compared with SG&A expense of $946 million for the same period in 2016. The decrease in our SG&A expense for the year ended December 31, 2017 was primarily attributable to the 2016 accrual of $335 million in legal costs in connection with the PFOA MDL Settlement, as well as lower management and administrative expenses resulting from the sales of our Clean & Disinfect (“C&D”) and Sulfur businesses in 2016. These decreases were partially offset by increases in costs associated with our transformation activities, and higher performance-related compensation expenses.

Research and Development Expense

Our R&D expense was largely unchanged at $82 million for the year ended December 31, 2018, and $81 million for the years ended December 31, 2017 and 2016.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges amounted to $49 million, $57 million, and $170 million for the years ended December 31, 2018, 2017, and 2016, respectively.

For the year ended December 31, 2018, restructuring, asset-related, and other charges were primarily attributable to employee separation and other charges incurred in connection with our 2017 restructuring program of $27 million, and employee separation charges of $5 million for our 2018 restructuring program. In addition, we recognized $13 million in decommissioning and dismantling-related charges, primarily attributable to the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey, and an asset-related charge of $4 million for a goodwill impairment in our Chemical Solutions segment.

For the year ended December 31, 2017, restructuring, asset-related, and other charges were primarily attributable to employee separation and other charges incurred in connection with our 2017 restructuring program of $32 million, and a combined $24 million in decommissioning and dismantling-related charges for the production shutdown at our Reactive Metals Solutions (“RMS”) manufacturing site in Niagara Falls, New York, the closure of our TiO2 pigment plant in Edge Moor, Delaware, and the shutdown of certain U.S. production lines in our Fluoroproducts segment.

For the year ended December 31, 2016, restructuring, asset-related, and other charges were primarily attributable to pre-tax long-lived asset impairment charges of $58 million, related to the sale of our Sulfur business, $48 million, for the write-down of certain assets at our Aniline plant in Pascagoula, Mississippi, and $13 million, related to the sale of our corporate headquarters in Wilmington, Delaware. In addition, we recognized $45 million in decommissioning and dismantling-related charges, primarily attributable to the closure of our Edge Moor plant.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $10 million (or 30%) to $43 million for the year ended December 31, 2018, compared with equity in earnings of affiliates of $33 million for the same period in 2017. The increase in our equity in earnings of affiliates for the year ended December 31, 2018 was primarily attributable to increased profitability for our equity method investees in the Fluoroproducts segment.

The Chemours Company

Our equity in earnings of affiliates was largely unchanged at $33 million and $29 million for the years ended December 31, 2017 and 2016, respectively.

Interest Expense, Net

Our interest expense, net decreased by $19 million (or 9%) to $195 million for the year ended December 31, 2018, compared with interest expense, net of $214 million for the same period in 2017. The decrease in our interest expense, net for the year ended December 31, 2018 was primarily attributable to increases in both interest income and capitalized interest, the latter being attributable to ongoing progress on our OpteonTM refrigerants facility in Corpus Christi, Texas during 2018, and the construction of our new Mining Solutions facility, prior to its suspension during the first half of 2018.

Our interest expense, net decreased by $5 million (or 2%) to $214 million for the year ended December 31, 2017, when compared with interest expense, net of $219 million for the same period in 2016. The decrease in our interest expense, net for the year ended December 31, 2017 was primarily attributable to decreased interest from the repricing of our senior secured term loan in 2017, as well as lower outstanding principal amounts on the same. This decrease was partially offset by additional interest from the issuance of our 5.375% senior unsecured notes due May 2027 in 2017.

(Loss) Gain on Extinguishment of Debt

For the year ended December 31, 2018, we recognized a combined loss on extinguishment of debt of $38 million in connection with the amendment and restatement of our credit agreement, and our tender offers to purchase any and all of our outstanding euro-denominated 6.125% senior unsecured notes due May 2023 and a portion of our outstanding U.S. dollar-denominated 6.625% senior unsecured notes due May 2023.

For the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $1 million in connection with an amendment to our then-existing credit agreement.

For the year ended December 31, 2016, we recognized a gain on extinguishment of debt of $6 million, which is the net result of a $10 million gain in connection with the open market repurchases of certain portions of our senior unsecured notes, and a $4 million loss on the write-off of certain unamortized debt issuance costs in connection with the reduction in commitment on our then-existing revolving credit facility.

Other Income, Net

Our other income, net increased by $49 million (or 43%) to $162 million for the year ended December 31, 2018, compared with other income, net of $113 million for the same period in 2017. The increase in our other income, net for the year ended December 31, 2018 was primarily attributable to a $49 million increase in miscellaneous income, which included increased EU quota authorization sales in our Fluoroproducts segment, and a $42 million gain on the sale of our Linden, New Jersey site. These increases were partially offset by decreases in royalty income and non-operating pension and other post-retirement employee benefit income.

Our other income, net decreased by $154 million (or 58%) to $113 million for the year ended December 31, 2017, compared with other income, net of $267 million for the same period in 2016. The decrease in our other income, net for 2017 was primarily attributable to gains of $169 million and $89 million on the sales of our C&D business and our Aniline facility in Beaumont, Texas during 2016, respectively. This decrease was partially offset by a $3 million gain on favorable foreign currency movements for the year ended December 31, 2017, compared with a $57 million foreign currency loss due to a strengthening of the U.S. dollar against the Mexican peso for the same period in 2016.

Provision for (Benefit from) Income Taxes

Our provisions for income taxes amounted to $159 million and $165 million for the years ended December 31, 2018 and 2017, respectively, and our benefit from income taxes amounted to $18 million for the year ended December 31, 2016, which represented effective tax rates of 14%, 18%, and 164%, respectively.

The $6 million decrease in our provision for income taxes for the year ended December 31, 2018, when compared with the same period in 2017, was primarily attributable to the decreased federal corporate income tax rate under U.S. tax reform. In addition, our provision for income taxes for the year ended December 31, 2018 included $14 million in windfall benefit from our share-based payments, a $15 million benefit from the release of a valuation allowance against our foreign tax credits, and a net $10 million benefit from certain other provisions of U.S. tax reform. These decreases were partially offset by additional tax expense resulting from increased profitability, and the geographical mix of our earnings.

The Chemours Company

The $183 million increase in our provision for income taxes for the year ended December 31, 2017, when compared with the same period in 2016, was primarily attributable to increased profitability and the geographic mix of our earnings. These increases were partially offset by $22 million in windfall benefit from our share-based payments, a $6 million benefit from the release of reserves for uncertain tax positions, and a $3 million net benefit from our provisional estimates for U.S. tax reform. Our provisional estimates for U.S. tax reform included tax expense associated with the Deemed Repatriation Transition Tax (the “Transition Tax”) on our unremitted foreign earnings, a release of the valuation allowance on carryforward foreign tax credits utilized against the Transition Tax, and the revaluation of our net U.S. deferred tax liabilities as a result of the lower U.S. federal tax rate.

Segment Reviews

Adjusted earnings before interest, income taxes, depreciation, and amortization (“Adjusted EBITDA”) represents our primary measure of segment performance and is defined as income (loss) before income taxes, excluding the following:

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

A reconciliation of Adjusted EBITDA to net income (loss) for the years ended December 31, 2018, 2017, and 2016 is included in “Non-GAAP Financial Measures” within this MD&A and in “Note 27 – Geographic and Segment Information” to the Consolidated Financial Statements.

The following table sets forth our total Adjusted EBITDA by segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Fluoroproducts	$783	$669	$445
Chemical Solutions	64	57	39
Titanium Technologies	1,055	862	466
Corporate and Other	(162)	(166)	(128)
Total Adjusted EBITDA	$1,740	$1,422	$822

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Segment net sales	$2,862	$2,654	$2,264
Adjusted EBITDA	783	669	445
Adjusted EBITDA margin	27%	25%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Fluoroproducts segment’s net sales for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Change in segment net sales from prior period	2018	2017
Price	3%	1%
Volume	4%	16%
Currency	1%	—%
Portfolio/other	—%	—%
Total change in segment net sales	8%	17%

Segment Net Sales

Segment net sales increased by $208 million (or 8%) to $2.9 billion for the year ended December 31, 2018, compared with segment net sales of $2.7 billion for the same period in 2017. The increase to segment net sales for the year ended December 31, 2018 was primarily attributable to: a 4% increase in volume, driven by the continued adoption of our OpteonTM refrigerants; a 3% increase in price, driven by improved pricing for our fluoropolymers products; and, a 1% increase to segment net sales from favorable foreign currency movements. These increases were partially offset by lower average selling prices for our OpteonTM refrigerants due to expected automotive contractual price declines, and lower volume for our base refrigerants due to the phase-down of legacy refrigerants.

Segment net sales increased by $390 million (or 17%) to $2.7 billion for the year ended December 31, 2017, compared with segment net sales of $2.3 billion for the same period in 2016. The increase to segment net sales for the year ended December 31, 2017 was primarily attributable to a 16% increase in volume, driven by significantly stronger global demand for our OpteonTM refrigerants and higher demand for our fluoropolymers products, and a 1% increase in price, driven by higher average selling prices for our base refrigerants. These increases were partially offset by lower average selling prices for our OpteonTM refrigerants due to expected automotive contractual price declines, lower average selling prices for our fluoropolymers products, and lower volume for our base refrigerants due to the phase-down of legacy refrigerants.

The Chemours Company

Segment Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $114 million (or 17%) to $783 million and segment Adjusted EBITDA margin increased by approximately 200 basis points to 27% for the year ended December 31, 2018, compared with segment Adjusted EBITDA of $669 million and segment Adjusted EBITDA margin of 25% for the same period in 2017. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2018 were primarily attributable to the aforementioned increases in volume and price, as well as favorable foreign currency movements and EU quota authorization sales of $67 million. These increases were partially offset by higher costs for certain raw materials, distribution expenses, and process waste water treatment costs.

Segment Adjusted EBITDA increased by $224 million (or 50%) to $669 million and segment Adjusted EBITDA margin increased by approximately 500 basis points to 25% for the year ended December 31, 2017, compared with segment Adjusted EBITDA of $445 million and segment Adjusted EBITDA margin of 20% for the same period in 2016. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2017 were primarily attributable to the aforementioned increases in volume and price, and EU quota authorization sales of $15 million. These increases were partially offset by higher performance-related compensation expenses, and higher costs associated with our transformation activities.

The segment’s operating results for the years ended December 31, 2018 and 2017 included $34 million and $11 million of additional costs for process waste water treatment at our Fayetteville, North Carolina site, respectively.

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Segment net sales	$602	$571	$772
Adjusted EBITDA	64	57	39
Adjusted EBITDA margin	11%	10%	5%

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Chemical Solutions segment’s net sales for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Change in segment net sales from prior period	2018	2017
Price	5%	1%
Volume	—%	4%
Currency	—%	—%
Portfolio/other	—%	(31)%
Total change in segment net sales	5%	(26)%

The Chemours Company

Segment Net Sales

Segment net sales increased by $31 million (or 5%) to $602 million for the year ended December 31, 2018, compared with segment net sales of $571 million for the same period in 2017. The increase to segment net sales for the year ended December 31, 2018 was primarily attributable to higher average selling prices across all product lines.

Segment net sales decreased by $201 million (or 26%) to $571 million for the year ended December 31, 2017, compared with segment net sales of $772 million for the same period in 2016. The decrease to segment net sales for the year ended December 31, 2017 was primarily attributable to portfolio changes resulting from the sales of the segment’s C&D and Sulfur businesses, the sale of the segment’s Aniline facility in Beaumont, Texas, and the production shutdown at the segment’s RMS facility in Niagara Falls, New York, which combined, affected a 31% decrease in the segment’s net sales. These decreases were partially offset by a 4% increase in volume, and a 1% increase in price across most of the segment’s remaining businesses.

Segment Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $7 million (or 12%) to $64 million and segment Adjusted EBITDA margin increased by approximately 100 basis points to 11% for the year ended December 31, 2018, compared with segment Adjusted EBITDA of $57 million and segment Adjusted EBITDA margin of 10% for the same period in 2017. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2018 were primarily attributable to the aforementioned increase in price.

Segment Adjusted EBITDA increased by $18 million (or 46%) to $57 million and segment Adjusted EBITDA margin increased by approximately 500 basis points to 10% for the year ended December 31, 2017, compared with segment Adjusted EBITDA of $39 million and segment Adjusted EBITDA margin of 5% for the same period in 2016. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2017 were primarily attributable to cost reductions from the aforementioned portfolio changes, as well as increases in volume and price for the segment’s remaining businesses.

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Segment net sales	$3,174	$2,958	$2,364
Adjusted EBITDA	1,055	862	466
Adjusted EBITDA margin	33%	29%	20%

The Chemours Company

The following table sets forth the impacts of price, volume, currency, and portfolio and/or other changes on our Titanium Technologies segment’s net sales for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Change in segment net sales from prior period	2018	2017
Price	12%	17%
Volume	(6)%	8%
Currency	1%	—%
Portfolio/other	—%	—%
Total change in segment net sales	7%	25%

Segment Net Sales

Segment net sales increased by $216 million (or 7%) to $3.2 billion for the year ended December 31, 2018, compared with segment net sales of $3.0 billion for the same period in 2017. The increase to segment net sales for the year ended December 31, 2018 was primarily attributable to a 12% increase in price, driven by higher average global selling prices for our Ti-PureTM TiO2 pigment, and a 1% increase from favorable foreign currency movements. These increases were partially offset by a 6% decrease in volume, which was the result of lower demand for our Ti-PureTM TiO2 pigment when compared with the same period in 2017.

Segment net sales increased by $594 million (or 25%) to $3.0 billion for the year ended December 31, 2017, compared with segment net sales of $2.4 billion for the same period in 2016. The increase to segment net sales for the year ended December 31, 2017 was primarily attributable to a 17% increase in price, driven by higher average global selling prices for our Ti-PureTM TiO2 pigment, and an 8% increase in volume, driven by higher global demand for our Ti-PureTM TiO2 pigment across most regions.

Segment Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $193 million (or 22%) to $1.1 billion and segment Adjusted EBITDA margin increased by approximately 400 basis points to 33% for the year ended December 31, 2018, compared with segment Adjusted EBITDA of $862 million and segment Adjusted EBITDA margin of 29% for the same period in 2017. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2018 were primarily attributable to the aforementioned increases in price and currency. These increases were partially offset by the aforementioned decrease in volume, as well as higher costs for certain raw materials and higher freight and logistics expenses.

Segment Adjusted EBITDA increased by $396 million (or 85%) to $862 million and segment Adjusted EBITDA margin increased by approximately 900 basis points to 29% for the year ended December 31, 2017, compared with segment Adjusted EBITDA of $466 million and segment Adjusted EBITDA margin of 20% for the same period in 2016. The increases to segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2017 were primarily attributable to the aforementioned increases in price and volume. These increases were partially offset by higher performance-related compensation expenses, higher costs associated with our transformation activities, and higher costs for certain raw materials.

Corporate and Other

Corporate costs and certain legacy legal and environmental expenses, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other. Corporate and Other costs were largely unchanged for the years ended December 31, 2018 and 2017 at $162 million and $166 million, respectively. Corporate and Other costs increased by $38 million (or 30%) to $166 million for the year ended December 31, 2017, compared with Corporate and Other costs of $128 million for the same period in 2016. The increase in Corporate and Other costs for the year ended December 31, 2017 was primarily attributable to increases in costs associated with legacy environmental and legal issues, as well as higher performance-related compensation expenses.

The Chemours Company

2019 Outlook

Our 2019 results will be driven by the following expectations: (i) 2019 volume for our Titanium Technologies segment will be below 2018 volume levels; (ii) there will be continued transition to OpteonTM refrigerants, as well as increased demand for fluoropolymers products in our Fluoroproducts segment; and, (iii) there will be continued demand for Mining Solutions products in our Chemical Solutions segment. We expect that our capital expenditures will be approximately $500 million. Our outlook for 2019 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. Our ability to meet these expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, and borrowings under our debt financing arrangements, which are described in further detail in “Note 19 – Debt” to the Consolidated Financial Statements. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) return cash to shareholders through dividends and share repurchases; and, (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurance that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings, or refinance our existing debt, could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

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

In May 2018, we completed our $500 million 2017 Share Repurchase Program. On August 1, 2018, our board of directors increased our quarterly cash dividend to $0.25 per share. Additionally, on August 1, 2018, our board of directors approved the 2018 Share Repurchase Program, which authorizes us to purchase shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any fees or costs in connection with our share repurchase activity. On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program to $1.0 billion. The 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount.

We anticipate making significant payments for interest, capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide us with sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility, which is discussed further in “Note 19 – Debt” to the Consolidated Financial Statements, is subject to the last 12 months of consolidated EBITDA, as defined in the amended and restated credit agreement.

At December 31, 2018, we had total cash and cash equivalents of $1.2 billion, of which, $953 million was held by our foreign subsidiaries, and certain of these foreign subsidiaries’ earnings are indefinitely reinvested. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At December 31, 2018, management believed that sufficient liquidity was available in the U.S., and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. Beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. See “Note 9 – Income Taxes” to the Consolidated Financial Statements for further information related to our income tax positions.

The Chemours Company

Cash Flows

The following table sets forth a summary of our net cash provided by (used for) operating, investing, and financing activities for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash provided by operating activities	$1,140	$640	$594
Cash (used for) provided by investing activities	(487)	(370)	357
Cash (used for) provided by financing activities	(993)	352	(396)

Operating Activities

We received $1.1 billion, $640 million, and $594 million in cash flows from our operating activities for the years ended December 31, 2018, 2017, and 2016, respectively. The increase in our operating cash inflows for the year ended December 31, 2018 was primarily attributable to an improvement in our net income compared with the same period in 2017, and our payment of the $335 million liability to settle the PFOA MDL Settlement in 2017, which negatively impacted our operating cash flows from working capital. The increase in our operating cash inflows for the year ended December 31, 2017 was primarily attributable to an improvement in our net income compared with the same period in 2016, which was partially offset by a decrease to our operating cash flows from working capital for the aforementioned payment of the PFOA MDL Settlement liability, as well as other changes in our operating assets and liabilities.

Investing Activities

We used $487 million in cash flows for our investing activities during the year ended December 31, 2018. Our investing cash outflows for the year ended December 31, 2018 were primarily attributable to purchases of property, plant, and equipment amounting to $498 million, and $37 million in total cash consideration payments for the acquisition of ICOR International, Inc. These investing cash outflows were partially offset by proceeds from the sales of assets and businesses of $46 million, which were primarily attributable to the sale of our Linden, New Jersey site for $39 million.

We used $370 million in cash flows for our investing activities during the year ended December 31, 2017. Our investing cash outflows for the year ended December 31, 2017 were primarily attributable to purchases of property, plant, and equipment amounting to $411 million. These investing cash outflows were partially offset by proceeds from the sales of assets and businesses of $39 million, which were primarily attributable to the sale of our corporate headquarters in Wilmington, Delaware for $29 million, and the sale of land that held our former manufacturing plant in Edge Moor, Delaware for $10 million.

We received $357 million in cash flows from our investing activities for the year ended December 31, 2016. Our investing cash inflows for the year ended December 31, 2016 were primarily attributable to proceeds from the sales of assets and businesses of $708 million, including $223 million for the sale of our C&D business, $321 million for the sale of our Sulfur business, and $140 million for the sale of our Aniline facility in Beaumont, Texas. These investing cash inflows were partially offset by purchases of property, plant, and equipment amounting to $338 million.

Financing Activities

We used $993 million in cash flows for our financing activities during the year ended December 31, 2018. Our financing cash outflows for the year ended December 31, 2018 were primarily attributable to the following: $679 million in debt repayments and $29 million in “make-whole” premium payments in connection with our debt refinancing activities, as well as scheduled principal repayments; $644 million for purchases of our issued and outstanding common stock under our share repurchase programs; and, $148 million for payments of cash dividends. These financing cash outflows were partially offset by $520 million in net proceeds from the issuance of our euro-denominated 4.000% senior unsecured notes due May 2026.

We received $352 million in cash flows from our financing activities for the year ended December 31, 2017. Our financing cash inflows for the year ended December 31, 2017 were primarily attributable to $495 million in net proceeds from the issuance of our 5.375% senior unsecured notes due May 2027. These financing cash inflows were partially offset by $106 million for purchases of our issued and outstanding common stock under the 2017 Share Repurchase Program.

We used $396 million in cash flows for our financing activities during the year ended December 31, 2016. Our financing cash outflows for the year ended December 31, 2016 were primarily attributable to $381 million in debt repayments in connection with the open market repurchases of certain portions of our senior unsecured notes, as well as scheduled principal repayments.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2018 and 2017.

	December 31,
(Dollars in millions)	2018	2017
Cash and cash equivalents	$1,201	$1,556
Accounts and notes receivable, net	861	919
Inventories	1,147	935
Prepaid expenses and other	84	83
Total current assets	$3,293	$3,493

Our accounts and notes receivable, net decreased by $58 million (or 6%) to $861 million at December 31, 2018, compared with accounts and notes receivable, net of $919 million at December 31, 2017. The decrease in our accounts and notes receivable, net at December 31, 2018 was primarily attributable to lower sales volume in the fourth quarter of 2018 versus the same period in 2017, as well as the timing of customer receipts.

Our inventories increased by $212 million (or 23%) to $1.1 billion at December 31, 2018, compared with inventories of $935 million at December 31, 2017. The increase in our inventories at December 31, 2018 was primarily attributable to our strategic acquisition of ore due to favorable contractual arrangements, inventory build-up for plant turnarounds, and higher costs for certain raw materials.

Our prepaid expenses and other assets were largely unchanged at $84 million and $83 million at December 31, 2018 and 2017, respectively.

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2018 and 2017.

	December 31,
(Dollars in millions)	2018	2017
Accounts payable	$1,137	$1,075
Current maturities of long-term debt	13	15
Other accrued liabilities	559	558
Total current liabilities	$1,709	$1,648

Our accounts payable increased by $62 million (or 6%) to $1.1 billion at December 31, 2018, compared with accounts payable of $1.1 billion at December 31, 2017. The increase in our accounts payable at December 31, 2018 was primarily attributable to the timing of vendor payments, which impacted the balance of our trade payables.

Our current maturities of long-term debt were largely unchanged at $13 million and $15 million at December 31, 2018 and 2017, respectively.

Our other accrued liabilities were largely unchanged at $559 million and $558 million at December 31, 2018 and 2017, respectively, as the increase in accrued litigation for ongoing legal and environmental matters at our Fayetteville, North Carolina site was largely offset by a decrease in accrued compensation and other employee-related costs due to lower performance-related compensation expenses in 2018 versus 2017.

Credit Facilities and Notes

See “Note 19 – Debt” to the Consolidated Financial Statements for a summary of our debt arrangements.

The Chemours Company

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At December 31, 2018 and 2017, the total payment instructions from us amounted to $210 million and $172 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist primarily of:

•	ongoing capital expenditures, such as those required to maintain equipment reliability, the integrity and safety of our manufacturing sites, and to comply with environmental regulations;
•	investments in our existing facilities to help support the introduction of new products and de-bottleneck to expand capacity and grow our business; and,
•	investments in projects to reduce future operating costs and enhance productivity.

The following table sets forth our ongoing and expansion capital expenditures, including environmental capital expenditures, for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Fluoroproducts	$274	$249	$120
Chemical Solutions	75	65	104
Titanium Technologies	91	65	105
Corporate and Other	58	32	9
Total purchases of property, plant, and equipment	$498	$411	$338

Our capital expenditures increased by $87 million (or 21%) to $498 million for the year ended December 31, 2018, compared with capital expenditures of $411 million for the same period in 2017. Our capital expenditures for the year ended December 31, 2018 included the completion of our new OpteonTM refrigerants plant in Corpus Christi, Texas, as well as continued progress on our planned Mining Solutions plant in Mexico prior to its construction suspension, which is further discussed in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. In addition, we began the construction of a new R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware during 2018.

Our capital expenditures increased by $73 million (or 22%) to $411 million for the year ended December 31, 2017, compared with capital expenditures of $338 million for the same period in 2016. Our capital expenditures for the year ended December 31, 2017 included ongoing progress on our aforementioned OpteonTM and Mining Solutions plants.

The Chemours Company

Contractual Obligations

The following table sets forth information related to our significant contractual obligations at December 31, 2018.

		Payments Due In
(Dollars in millions)	Total	2019	2020 - 2021	2022 - 2023	2023 and Beyond
Long-term debt obligations (1)	$3,960	$13	$26	$934	$2,987
Interest on long-term debt obligations (1)	1,275	206	411	379	279
Operating leases	358	68	89	67	134
Purchase obligations (2):
Raw materials	1,346	145	290	149	762
Utilities	1,001	84	172	156	589
Other	131	59	51	21	—
Total purchase obligations	2,478	288	513	326	1,351
Other liabilities:
Workers’ compensation	28	4	6	5	13
Asset retirement obligations	57	6	11	14	26
Environmental remediation	226	74	63	57	32
Legal settlements	22	6	6	6	4
Employee separation charges	16	16	—	—	—
Other	138	23	19	22	74
Total other liabilities	487	129	105	104	149
Total contractual obligations	$8,558	$704	$1,144	$1,810	$4,900
(1)

To calculate payments due for principal and interest, we assumed that interest rates, foreign currency exchange rates, and outstanding borrowings under our credit facilities were unchanged from December 31, 2018 through their dates of maturity.

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

The SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”), which allowed registrants to record provisional estimates for the legislation commonly referred to as U.S. tax reform during a measurement period not to exceed one year from its enactment date, December 22, 2017. While management has completed its analysis within the applicable measurement period, pursuant to SAB No. 118, we are accounting for the income tax impacts of the provisions of U.S. tax reform based on the interpretation of existing statutory law, including guidance issued by the U.S. Treasury and the IRS. During the second half of 2018, the U.S. Treasury and the IRS issued certain proposed regulations addressing new provisions such as Global Intangible Low-taxed Income, Base Erosion and Anti-abuse Tax, Limitation of Deduction of Business Interest, Foreign Tax Credit, and the Anti-hybrid Regulations. On January 15, 2019, the final Section 965 Toll Charge regulations were issued. There can be no assurances as to the effect of any final regulations on our income tax provision. We will continue to evaluate the impact of new regulations issued when they become final and adjust our estimates, as appropriate.

See “Note 9 – Income Taxes” to the Consolidated Financial Statements for further information related to our income tax positions.

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

No impairment charges on our long-lived assets were recognized during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we recorded a $48 million pre-tax impairment charge on our Aniline facility in Pascagoula, Mississippi, a $58 million pre-tax impairment charge in connection with the sale of our Sulfur business, and a $13 million pre-tax impairment charge in connection with the sale of our corporate headquarters building located in Wilmington, Delaware.

The Chemours Company

Employee Benefits

The amounts recognized in our consolidated financial statements related to pension and other long-term employee benefits plans are determined from actuarial valuations. Inherent in these valuations are assumptions including, but not limited to, the expected returns on plan assets, discount rates at which liabilities are expected to be settled, rates of increase in future compensation levels, and mortality rates. These assumptions are updated annually and are disclosed in “Note 26 – Long-term Employee Benefits” to the Consolidated Financial Statements. In accordance with GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and therefore, affect expense recognized and obligations recorded in future periods.

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2018, the weighted-average discount rate was 2.0%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension expense for 2018 was 4.1%.

A 50 basis point increase in the discount rate would result in a decrease of less than $1 million to the net periodic benefit cost for 2019, while a 50 basis point decrease in the discount rate would result in an increase of approximately $10 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $6 million to the net periodic benefit cost for 2019, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $6 million.

In the fourth quarter of 2018, the local pension board responsible for our defined benefit pension plan in the Netherlands decided to proceed with a restructuring of that plan to ensure its long-term sustainability. As a part of this restructuring, the plan administrators expect to irrevocably transfer liabilities associated with vested retirees to a third-party insurance company through the purchase of annuity contracts. This transfer is expected to occur during 2019, and is subject to the completion of certain regulatory reviews and other administrative steps. The purchase of these annuity contracts will be funded by the existing plan assets, and will not require us to make any additional cash contributions. Based on our current projections, the transfer is expected to meet the criteria for settlement accounting, resulting in a non-cash charge of approximately $415 million. At December 31, 2018, our accumulated other comprehensive loss included deferred losses of approximately $185 million related to this plan, which will be reclassified to our consolidated statements of operations as a component of the aforementioned non-cash charge on settlement.

Litigation

We accrue for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation liabilities and expenditures included in our consolidated financial statements include litigation matters that are liabilities of DuPont and its subsidiaries, that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Disputes between us and DuPont may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If, and to the extent these disputes arise, they could materially adversely affect our results of operations. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are received.

Environmental Liabilities and Expenditures

We accrue for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more-likely-than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technology, regulatory, and legal information become available.

Environmental liabilities and expenditures include claims for matters that are liabilities of DuPont and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Accrued liabilities are undiscounted and do not include claims against third-parties.

The Chemours Company

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

Environmental Expenditures

We incur costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and waste water treatment, emissions testing and monitoring, and obtaining permits. Annual expenses charged to current operations include environmental operating costs and the increase in the remediation accrual (further described below), if any, during the period reported.

The charges described in this section include $10 million of the total $75 million accrued for costs associated with the proposed Consent Order between us and the NC DEQ, which is further described in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. The $10 million described herein represents on-site remediation activities recorded as part of our total environmental remediation liability at December 31, 2018. The remaining $65 million includes items such as fines, penalties, and off-site remediation activities at our Fayetteville, North Carolina site, and has been recorded as a component of our total accrued litigation reserves at December 31, 2018.

In the longer-term, our environmental remediation expenditures are subject to considerable uncertainty and may fluctuate significantly. In the U.S., additional capital expenditures (further described below) are expected to be required over the next decade for treatment, storage, and disposal facilities for solid and hazardous waste and for compliance with the CAA. Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for our future capital expenditures.

Environmental Capital Expenditures

For the years ended December 31, 2018, 2017, and 2016, we spent $57 million, $15 million, and $13 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives. The increase in our environmental capital expenditures for the year ended December 31, 2018 when compared with the same periods in 2017 and 2016 was primarily attributable to new capital projects at our Fayetteville, North Carolina site. We expect further increases in these capital expenditures over the near-term, while in the longer-term, our capital expenditures for environmental remediation will vary based on the success of our deployed solutions, changes in our operations, technological advancements, as well as developments in environmental requirements and stakeholder expectations.

Environmental Remediation

In large part, because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation.

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” within this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Our environmental reserve includes estimated costs related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At December 31, 2018 and 2017, we recorded environmental remediation accruals of $226 million and $253 million, respectively, relating to these matters which, in management’s opinion, are appropriate based on existing facts and circumstances.

The Chemours Company

The following table sets forth the activities in our remediation accruals for the years ended December 31, 2018 and 2017.

	December 31,
(Dollars in millions)	2018	2017
Balance at January 1,	$253	$278
Increase in remediation accrual	36	48
Remediation payments	(63)	(73)
Balance at December 31,	$226	$253

Our estimated liability for environmental remediation covered 211 and 212 sites at December 31, 2018 and 2017, respectively.

The following table sets forth our estimated environmental liability by site category.

(Dollars in millions)	December 31, 2018		December 31, 2017
Site category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned (1)	25	$139	29	$189
Multi-party Superfund/non-owned (2)	86	87	82	64
Closed or settled	100	—	101	—
Total sites	211	$226	212	$253
(1)	Includes remediation accrual of divested or sold sites where certain environmental obligations were retained by us in accordance with the related sale agreements.
(2)	Sites not owned by us, including sites previously owned by DuPont and sites owned by a third-party, where remediation obligations are imposed by Superfund laws such as CERCLA or similar state laws.

As part of our legacy as a former subsidiary of DuPont, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 25 sites that we own. These operating and former operating sites make up approximately 60% of our remediation reserve at December 31, 2018.

We were also assigned numerous clean-up obligations from DuPont, which pertain to 86 sites previously owned by DuPont and sites that we or DuPont never owned or operated. We are meeting our obligations to clean-up those sites. The majority of these never-owned sites are multi-party Superfund sites that we, through DuPont, have been notified of potential liability under CERCLA or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 40% of our remediation reserve at December 31, 2018. Included in the 211 sites are 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation accrual is recorded.

The remaining 100 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

Our remediation portfolio is relatively mature, with many of our sites under active clean-up moving towards final completion.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our remediation reserve by site clean-up phase as of December 31, 2018 and 2017.

(1)	Number of sites does not include the 36 and 35 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2018 and 2017, respectively.
(2)	Dollars in millions.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other PRPs. In addition, for claims that we may be required to indemnify DuPont pursuant to the Separation-related agreements, we, through DuPont, have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $450 million above the amount accrued at December 31, 2018. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

	December 31,
(Dollars in millions)	2018	2017
Chambers Works, Deepwater, New Jersey	$18	$19
East Chicago, Indiana	21	20
Fayetteville Works, Fayetteville, North Carolina	10	4
Pompton Lakes, New Jersey	45	55
USS Lead, East Chicago, Indiana	15	26
All other sites	117	129
Total accrued environmental remediation	$226	$253

The five sites listed above represent approximately 50% of our reserve as of December 31, 2018 and 2017. We expect to spend, in the aggregate, approximately $60 million over the next three years. For all other sites, we expect to spend approximately $80 million over the next three years.

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

In response to identified groundwater contamination, a groundwater interceptor well system (“IWS”) was installed in 1970, which was designed to contain contaminated groundwater and restrict off-site migration. Additional remediation is being completed under a federal RCRA Corrective Action Permit. The site has been studied extensively over the years, and more than 25 remedial actions have been completed to date and engineering and institutional controls put in place to ensure protection of people and the environment. In the fourth quarter of 2017, a site perimeter sheet pile barrier intended to more efficiently contain groundwater was completed.

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies onsite and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

East Chicago, Indiana

East Chicago is a former manufacturing facility owned by us in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the east branch of the Grand Calumet River, to the east and north by residential and commercial areas, and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia, and zinc products and inorganic agricultural chemicals beginning in 1892 until 1986. Organic chemical manufacturing began in 1944, consisting primarily of CFCs production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W.R. Grace Company (“Grace”) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

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

The Chemours Company

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

Fayetteville Works, Fayetteville, North Carolina

The Fayetteville Works facility is located 15 miles southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by DuPont in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the site manufactures plastic sheeting, fluorochemicals, and intermediates for plastics manufacturing. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. DuPont sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in June 2014. In July 2015, upon our Separation from DuPont, we became the owner of the Fayetteville Works land assets along with fluoromonomers, Nafion® membranes, and the related polymer processing aid (“PPA”) manufacturing units. A polyvinyl fluoride (“PVF”) resin manufacturing unit remained with DuPont.

Beginning in 1996, several stages of site investigation were conducted under NC DEQ oversight, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of PFAS beginning with PFOA in 2006. As a result of detection of the polymer processing aid GenX in on-site groundwater wells during our investigations in 2017, the NCDEQ issued an NOV on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NCDEQ, we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed under "Recent Developments" in this MD&A, and further in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we and the NC DEQ have filed a proposed Consent Order intended to comprehensively address various issues, NOVs, and court filings made by the NC DEQ regarding our Fayetteville, North Carolina facility and resolve litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. Of the total estimated liability of $75 million accrued for this matter as of December 31, 2018, $10 million is related to on-site groundwater and surface water conditions that require further study and cleanup action under the proposed Consent Order and is included within our overall environmental remediation accrual.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection, remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete.

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (“USS Lead”) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to us in the separation agreement.

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties (Atlantic Richfield Co., DuPont, and the U.S. Metals Refining Co.) entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. In March 2018, the EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield Co., DuPont, the U.S. Metals Refining Co., and USS Lead Muller Group, and these parties have entered into an interim allocation agreement to complete that work by the end of 2019. There is uncertainty as to whether these parties will be able to agree on a final allocation for Zone 2 and/or the other Zones, and whether any additional PRPs may be identified.

The Chemours Company

The environmental accrual for USS Lead continues to be based on the 2012 Record of Decision (“ROD”) and Statement of Work for Zone 1 and the associated portion of Zone 3 not yet completed, as well as the current estimate of our share of remaining Zone 2 clean-up. The EPA released a proposed amendment to the 2012 ROD for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. However, the proposed amendment was sent out for public comment with the EPA’s statement that the remedy basis and cost may change based on community input on future land use. The EPA’s final decision is expected some time in the first half of 2019. We expect that our future costs for Zone 1 will be contingent on this remedy decision, as well as any final allocation between PRPs.

Climate Change

We are taking prudent, practical, and cost-effective actions to address climate change as we grow our operations and help our customers do the same. We are committed to improving our resource efficiency, to acting on opportunities to reduce our greenhouse gas (“GHG”) emissions, to enhancing the eco-efficiency of our supply chain, and to encouraging our employees to reduce their own environmental footprints. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. We continue to invest in R&D to develop safer, cleaner, and more efficient products and processes that help our customers and consumers reduce both their GHGs and their overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action for reducing GHGs.

PFOA

See our discussion under the heading “PFOA” in “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The Chemours Company

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with GAAP. To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“Adjusted EPS”), Free Cash Flows (“FCF”), and Return on Invested Capital (“ROIC”) – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and to provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our Chief Operating Decision Maker.

Adjusted EBITDA is defined as income (loss) before taxes, excluding the following:

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2018	2017	2016
Net income attributable to Chemours	$995	$746	$7
Non-operating pension and other post-retirement employee benefit income	(27)	(34)	(20)
Exchange (gains) losses, net	(1)	(3)	57
Restructuring, asset-related, and other charges (1)	49	57	170
Loss (gain) on extinguishment of debt	38	1	(6)
Gain on sales of assets and businesses (2)	(45)	(22)	(254)
Transaction costs (3)	9	3	19
Legal charges (4)	82	9	343
Other charges	1	12	21
Adjustments made to income taxes (5)	(41)	(25)	18
Benefit from income taxes relating to reconciling items (6)	(26)	(14)	(148)
Adjusted Net Income	1,034	730	207
Net income attributable to non-controlling interests	1	1	—
Interest expense, net	195	214	219
Depreciation and amortization	284	273	284
All remaining provision for income taxes	226	204	112
Adjusted EBITDA	$1,740	$1,422	$822

Weighted-average number of common shares outstanding - basic	176,968,554	184,844,106	181,621,422
Dilutive effect of our employee compensation plans	5,603,467	6,139,885	1,795,078
Weighted-average number of common shares outstanding - diluted	182,572,021	190,983,991	183,416,500

Per share data
Basic earnings per share of common stock	$5.62	$4.04	$0.04
Diluted earnings per share of common stock	5.45	3.91	0.04
Adjusted basic earnings per share of common stock	5.85	3.95	1.17
Adjusted diluted earnings per share of common stock	5.67	3.82	1.16
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements.
(2)

The year ended December 31, 2018, included gains of $3 million and $42 million associated with the sales of our East Chicago, Indiana and Linden, New Jersey sites, respectively. The year ended December 31, 2017 included gains of $13 million and $12 million associated with the sale of our land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and for the sale of our Edge Moor, Delaware plant site, respectively, net of certain losses on other disposals. The year ended December 31, 2016 included gains of $169 million and $89 million associated with the sales of our C&D business and our Aniline facility in Beaumont, Texas, respectively.

(3)	Includes costs associated with our debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with our strategic initiatives.
(4)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. The year ended December 31, 2018 included $63 million in additional charges for the estimated liability associated with our Fayetteville, North Carolina site, which was included as a component of selling, general, and administrative expense in our consolidated statements of operations. See “Note 21 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further detail. For the year ended December 31, 2016, legal charges included $335 million in litigation accruals associated with the PFOA MDL Settlement.

(5)

Includes the removal of certain discrete income tax impacts within our (benefit from) provision for income taxes. For the year ended December 31, 2018, our adjustments to income taxes included the following: $18 million in benefit, primarily attributable to the filing of our 2017 U.S. tax return; $15 million in benefit from the release of a valuation allowance against our foreign tax credits due to changes in normal business operations; $14 million in benefit from windfalls on our share-based payments; $4 million in benefit resulting from unrealized losses on foreign exchange rates related to toll charges under U.S. tax reform; and, $7 million in expense due to the tax implications of foreign exchange gains and losses. For the year ended December 31, 2017, our adjustments to income taxes included the following: $20 million in benefit from windfalls on our share-based payments; $6 million in benefit from the reversal of a reserve for uncertain tax positions; $3 million in benefit from the net impact of U.S. tax reform; and, $5 million in expense due to the tax implications of foreign exchange gains and losses. For the year ended December 31, 2016, our adjustments to income taxes included $18 million in expense due to the tax implications of foreign exchange gains and losses.

(6)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represents both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash flows provided by operating activities (1)	$1,140	$640	$594
Less: Purchases of property, plant, and equipment	(498)	(411)	(338)
Free Cash Flows	$642	$229	$256
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

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents amounts for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Adjusted EBITDA (1)	$1,740	$1,422	$822
Less: Depreciation and amortization	(284)	(273)	(284)
Adjusted EBIT	1,456	1,149	538

Total debt	3,972	4,112	3,544
Total equity	1,020	865	104
Less: Cash and cash equivalents	(1,201)	(1,556)	(902)
Invested capital, net	$3,791	$3,421	$2,746

Average invested capital (2)	$3,717	$3,157	$3,419

Return on Invested Capital	39%	36%	16%
(1)	See a reconciliation of Adjusted EBITDA to net income attributable to Chemours in the preceding table.
(2)	Average invested capital is based on a five-point trailing average of invested capital, net.

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

By using derivative financial instruments, we are subject to credit and market risk. The fair values of the derivative financial instruments are determined by using valuation models whose inputs are derived using market observable inputs, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit ratings.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2018, we had 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $503 million, the fair value of which amounted to less than $1 million. We had no foreign currency forward contracts outstanding at December 31, 2017. We recognized net gains of $3 million and $4 million for the years ended December 31, 2018 and December 31, 2017, respectively, and a net loss of $15 million for the year ended December 31, 2016 within other income, net in the consolidated statements of operations related to our non-designated foreign currency forward contracts.

We enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2018, we had 75 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143 million, the fair value of which amounted to $3 million of net unrealized gain. We recognized a pre-tax gain of $10 million for the year ended December 31, 2018 on our cash flow hedge within accumulated other comprehensive loss. For the year ended December 31, 2018, $4 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

We have also designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $32 million, a pre-tax loss of $86 million, and a pre-tax gain of $14 million on our net investment hedges within accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016, respectively.

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 25 – Financial Instruments” to the Consolidated Financial Statements for further information.

Concentration of Credit Risk

Our sales are not dependent on any single customer. At December 31, 2018, one individual customer balance represented approximately 8% of our total outstanding accounts and notes receivable balance. At December 31, 2017, no individual customer balance represented more than 5% of our total outstanding accounts and notes receivable balance. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2018 and 2017 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

The Chemours Company

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2018 and 2017.

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

As of December 31, 2018, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We have completed an evaluation of our internal control over financial reporting and have concluded that our internal control over financial reporting was effective as of December 31, 2018 (see “Management’s Report on Internal Control over Financial Reporting” on page F-2 to the Consolidated Financial Statements).

Item 9B. OTHER INFORMATION

None.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant,” the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the definitive proxy statement for our 2019 annual meeting of stockholders (the “2019 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our audit committee, code of ethics, and compliance with Section 16(a) of the Exchange Act is contained in the 2019 Proxy Statement under the captions “Corporate Governance,” “Board Structure and Committee Composition,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2019 Proxy Statement under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks, and Insider Participation” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2018
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	7,300	$18.45	16,800
(1)	Includes the approximate number of outstanding stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”).
(2)	Represents the weighted-average exercise price of outstanding stock options only. RSUs and PSUs do not have associated exercise prices.
(3)

Reflects the approximate shares available for issuance pursuant to The Chemours Company 2017 Equity and Incentive Plan (the “2017 Plan”), which was approved by our stockholders on April 26, 2017 and replaces The Chemours Company Equity and Incentive Plan. The maximum number of shares of stock reserved for the grant or settlement of awards under the 2017 Plan is 19,000,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2019 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2019 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm,” “Fees Paid to Independent Registered Public Accounting Firm,” and “Audit Committee’s Pre-approval Policies and Procedures” and is incorporated herein by reference.

The Chemours Company

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

See the “Index” to the Consolidated Financial Statements commencing on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

See “Note 9 – Income Taxes” to the Consolidated Financial Statements.

(a)(3) Exhibits

See the “Exhibit Index” beginning on page 63 of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

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

4.1(1)

First Supplemental Indenture, dated May 12, 2015, by and among The Chemours Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

4.1(2)

Second Supplemental Indenture, dated May 12, 2015, by and among The Chemours Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

4.1(3)

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

4.1(4)

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

4.1(5)	Specimen 6.625% Notes due 2023 (included in Exhibit 4.1(1)).
4.1(6)	Specimen 7.000% Notes due 2025 (included in Exhibit 4.1(2)).
4.1(7)	Specimen 6.125% Notes due 2023 (included in Exhibit 4.1(3)).
4.2

Indenture (for senior debt securities), dated as of May 23, 2017, by and between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

4.2(1)

First Supplemental Indenture, dated as of May 23, 2017, by and among The Chemours Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

4.2(2)

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

4.2(3)	Specimen 5.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
4.2(4)	Specimen 4.000% Senior Note Due 2026 (included in Exhibit 4.2(2)).
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

10.14

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

The Chemours Company

Exhibit Number	Description

10.19(1)*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205392), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.19(2)*

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

10.21*

Form of Option Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.22*

Form of Restricted Stock Unit Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.22 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.23*

Form of Stock Appreciation Right Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.24(1)*

Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.24(2)*

Form of Deferred Stock Unit Terms for Non-Employee Directors under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.25*

Form of Performance-Based Restricted Stock Unit Terms for August 2015 (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

10.26*

Form of Performance Share Unit Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.27*

Form of Cash Performance Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

The Chemours Company

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	February 15, 2019

By:	/s/ Mark E. Newman
Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark P. Vergnano	President, Chief Executive Officer, and	February 15, 2019
Mark P. Vergnano	Director
(Principal Executive Officer)

/s/ Mark E. Newman	Senior Vice President and	February 15, 2019
Mark E. Newman	Chief Financial Officer
(Principal Financial Officer)

/s/ Amy P. Trojanowski	Vice President and Controller	February 15, 2019
Amy P. Trojanowski	(Principal Accounting Officer)

/s/ Richard H. Brown	Chairman of the Board	February 15, 2019
Richard H. Brown

/s/ Curtis V. Anastasio	Director	February 15, 2019
Curtis V. Anastasio

/s/ Bradley J. Bell	Director	February 15, 2019
Bradley J. Bell

/s/ Mary B. Cranston	Director	February 15, 2019
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 15, 2019
Curtis J. Crawford

/s/ Dawn L. Farrell	Director	February 15, 2019
Dawn L. Farrell

/s/ Sean D. Keohane	Director	February 15, 2019
Sean D. Keohane

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in its report, which is presented on the following page.

/s/ Mark P. Vergnano	/s/ Mark E. Newman
Mark P. Vergnano	Mark E. Newman
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
February 15, 2019

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$6,638	$6,183	$5,400
Cost of goods sold	4,667	4,438	4,297
Gross profit	1,971	1,745	1,103
Selling, general, and administrative expense	657	626	946
Research and development expense	82	81	81
Restructuring, asset-related, and other charges	49	57	170
Total other operating expenses	788	764	1,197
Equity in earnings of affiliates	43	33	29
Interest expense, net	(195)	(214)	(219)
(Loss) gain on extinguishment of debt	(38)	(1)	6
Other income, net	162	113	267
Income (loss) before income taxes	1,155	912	(11)
Provision for (benefit from) income taxes	159	165	(18)
Net income	996	747	7
Less: Net income attributable to non-controlling interests	1	1	—
Net income attributable to Chemours	$995	$746	$7
Per share data
Basic earnings per share of common stock	$5.62	$4.04	$0.04
Diluted earnings per share of common stock	5.45	3.91	0.04

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in millions)

	Year Ended December 31,
	2018			2017			2016
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)	$1,155	$(159)	$996	$912	$(165)	$747	$(11)	$18	$7
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	32	(8)	24	(86)	24	(62)	14	—	14
Unrealized gain on cash flow hedge	10	(1)	9	—	—	—	—	—	—
Reclassifications to net income - cash flow hedge	(4)	1	(3)	—	—	—	—	—	—
Hedging activities, net	38	(8)	30	(86)	24	(62)	14	—	14
Cumulative translation adjustment	(75)	—	(75)	200	—	200	(73)	—	(73)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net (loss) gain	(115)	29	(86)	24	(5)	19	(17)	5	(12)
Effect of foreign exchange rates	8	—	8	(38)	—	(38)	15	(3)	12
Reclassifications to net income:
Amortization of prior service gain	(2)	—	(2)	(2)	—	(2)	(1)	—	(1)
Amortization of actuarial loss	16	(4)	12	24	(6)	18	23	(6)	17
Settlement loss	—	—	—	—	—	—	5	(1)	4
Curtailment gain	—	—	—	—	—	—	(2)	—	(2)
Defined benefit plans, net	(93)	25	(68)	8	(11)	(3)	23	(5)	18
Other comprehensive (loss) income	(130)	17	(113)	122	13	135	(36)	(5)	(41)
Cumulative effect of adopting ASU No. 2018-02	—	(9)	(9)	—	—	—	—	—	—
Comprehensive income (loss)	1,025	(151)	874	1,034	(152)	882	(47)	13	(34)
Less: Comprehensive income attributable to non-controlling interests	1	—	1	1	—	1	—	—	—
Comprehensive income (loss) attributable to Chemours	$1,024	$(151)	$873	$1,033	$(152)	$881	$(47)	$13	$(34)

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,201	$1,556
Accounts and notes receivable, net	861	919
Inventories	1,147	935
Prepaid expenses and other	84	83
Total current assets	3,293	3,493
Property, plant, and equipment	8,992	8,511
Less: Accumulated depreciation	(5,701)	(5,503)
Property, plant, and equipment, net	3,291	3,008
Goodwill and other intangible assets, net	181	166
Investments in affiliates	160	173
Other assets	437	453
Total assets	$7,362	$7,293
Liabilities
Current liabilities:
Accounts payable	$1,137	$1,075
Current maturities of long-term debt	13	15
Other accrued liabilities	559	558
Total current liabilities	1,709	1,648
Long-term debt, net	3,959	4,097
Deferred income taxes	217	208
Other liabilities	457	475
Total liabilities	6,342	6,428
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 187,204,567 shares issued and 170,780,474 shares outstanding at December 31, 2018; 185,343,034 shares issued and 182,956,628 shares outstanding at December 31, 2017)	2	2
Treasury stock at cost (16,424,093 shares at December 31, 2018; 2,386,406 shares at December 31, 2017)	(750)	(116)
Additional paid-in capital	860	837
Retained earnings	1,466	579
Accumulated other comprehensive loss	(564)	(442)
Total Chemours stockholders’ equity	1,014	860
Non-controlling interests	6	5
Total equity	1,020	865
Total liabilities and equity	$7,362	$7,293

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock			Treasury Stock
	Shares	Amount	Dividends Per Share	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total
Balance at January 1, 2016	181,069,751	$2	$—	—	$—	$775	$(115)	$(536)	$4	$130
Common stock issued - compensation plans	583,859	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	946,923	—	—	—	—	11	—	—	—	11
Stock-based compensation expense	—	—	—	—	—	19	—	—	—	19
Net income	—	—	—	—	—	—	7	—	—	7
Dividends	—	—	0.12	—		(16)	(6)	—	—	(22)
Other comprehensive loss	—	—	—	—	—	—	—	(41)	—	(41)
Balance at December 31, 2016	182,600,533	2	0.12	—	—	789	(114)	(577)	4	104
Common stock issued - compensation plans	569,263	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	2,173,238	—	—	—	—	31	—	—	—	31
Purchases of treasury stock, at cost	—	—	—	2,386,406	(116)	—	—	—	—	(116)
Stock-based compensation expense	—	—	—	—	—	29	—	—	—	29
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(12)	—	—	—	(12)
Net income	—	—	—	—	—	—	746	—	1	747
Dividends	—	—	0.29	—	—	—	(53)	—	—	(53)
Other comprehensive income	—	—	—	—	—	—	—	135	—	135
Balance at December 31, 2017	185,343,034	2	0.29	2,386,406	(116)	837	579	(442)	5	865
Common stock issued - compensation plans	783,346	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,078,187	—	—	—	—	16	—	—	—	16
Purchases of treasury stock, at cost	—	—	—	14,050,098	(634)	—	—	—	—	(634)
Shares issued under employee stock purchase plan	—	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(17)	—	—	—	(17)
Cumulative effect of adopting ASU No. 2018-02	—	—	—	—	—	—	9	(9)	—	—
Net income	—	—	—	—	—	—	995	—	1	996
Dividends	—	—	0.67	—	—	—	(117)	—	—	(117)
Other comprehensive loss	—	—	—	—	—	—	—	(113)	—	(113)
Balance at December 31, 2018	187,204,567	$2	$0.67	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$996	$747	$7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	284	273	284
Asset-related charges	4	3	124
Gain on sales of assets and businesses	(45)	(22)	(254)
Equity in earnings of affiliates, net	18	(33)	(12)
Loss (gain) on extinguishment of debt	38	1	(6)
Amortization of debt issuance costs and issue discounts	11	13	16
Deferred tax provision (benefit)	23	83	(111)
Other operating charges and credits, net	17	41	62
Decrease (increase) in operating assets:
Accounts and notes receivable, net	47	(88)	5
Inventories and other operating assets	(297)	(208)	147
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	44	(170)	332
Cash provided by operating activities	1,140	640	594
Cash flows from investing activities
Purchases of property, plant, and equipment	(498)	(411)	(338)
Acquisition of business, net	(37)	—	—
Proceeds from sales of assets and businesses, net	46	39	708
Investments in affiliates	—	—	(1)
Foreign exchange contract settlements, net	2	2	(12)
Cash (used for) provided by investing activities	(487)	(370)	357
Cash flows from financing activities
Proceeds from issuance of debt, net	520	495	—
Debt repayments	(679)	(27)	(381)
Payments related to extinguishment of debt	(29)	(1)	—
Payments of debt issuance costs	(12)	(6)	(4)
Purchases of treasury stock, at cost	(644)	(106)	—
Proceeds from exercised stock options, net	16	31	11
Payments related to tax withholdings on vested restricted stock units	(17)	(12)	—
Payments of dividends	(148)	(22)	(22)
Cash (used for) provided by financing activities	(993)	352	(396)
Effect of exchange rate changes on cash and cash equivalents	(15)	32	(19)
(Decrease) increase in cash and cash equivalents	(355)	654	536
Cash and cash equivalents at January 1,	1,556	902	366
Cash and cash equivalents at December 31,	$1,201	$1,556	$902
Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$206	$208	$208
Income taxes, net of refunds	75	79	50
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$37	$(14)	$(12)
Obligations incurred under build-to-suit lease arrangement	47	8	—
Purchases of treasury stock not settled by year-end	—	10	—
Dividends accrued but not yet paid	—	31	—

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours,” or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemicals products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. The Company’s principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (“TiO2”) pigment. Chemours’ manages and reports its operating results through three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. The Titanium Technologies segment is a leading, global producer of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications.

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2018, the Company operated 28 major production facilities globally, of which, 20 were dedicated to Fluoroproducts, one was dedicated to Chemical Solutions, five were dedicated to Titanium Technologies, and two supported multiple segments.

Chemours began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from E.I. DuPont de Nemours and Company (“DuPont”) (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with DuPont, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between Chemours and DuPont following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, DuPont completed a merger with The Dow Chemical Company (“Dow”), pursuant to which, Dow and DuPont became subsidiaries of DowDuPont, Inc. with the intent to form three independent, publicly-traded companies. At this time, the agreements related to Chemours’ Separation remain between Chemours and DuPont.

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

Note 2. Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the Company’s financial position and results of operations have been included for the periods presented herein. The notes that follow are an integral part of the Company’s consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which, was not material to the Company’s consolidated financial statements.

Comprehensive income as of December 31, 2016 includes an out of period adjustment of $31 related to 2015 cumulative translation adjustments, with a corresponding adjustment to other current assets. This adjustment was not material to the Company’s consolidated financial statements.

Note 3. Summary of Significant Accounting Policies

Preparation of Financial Statements

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences, facts, and circumstances available at the time and various other assumptions that management believes are reasonable. Actual results could differ from those estimates.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Principles of Consolidation

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

The Company assesses the requirements related to the consolidation of any variable interest entity (“VIE”), including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that most significantly impact the VIE’s economic performance, and has the right to receive any benefits or the obligation to absorb any losses of the VIE. No such VIE was consolidated by the Company for the periods presented.

All intercompany accounts and transactions were eliminated in the preparation of the accompanying consolidated financial statements.

Revenue Recognition

Chemours recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. A contract with a customer exists when: (i) the Company enters into an enforceable agreement that defines each party’s rights regarding the goods or services to be transferred, and the related payment terms; (ii) the agreement has commercial substance; and, (iii) it is probable that the Company will collect the consideration to which it is entitled to in the exchange. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services to a customer. The transaction price is the customary amount of consideration that the Company expects to be entitled to in exchange for a transfer of the promised goods or services to a customer, excluding any amounts collected by the Company on behalf of third-parties (e.g., sales and use taxes). Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the critical events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers.

The Company’s revenue from contracts with customers is reflected in the consolidated statements of operations as net sales, the vast majority of which represents product sales that consist of a single performance obligation. Product sales to customers are made under a purchase order (“PO”), or in certain cases, in accordance with the terms of a master services agreement (“MSA”) or similar arrangement, which documents the rights and obligations of each party to the contract. When a customer submits a PO for product or requests product under an MSA, a contract for a specific quantity of distinct goods at a specified price is created, and the Company’s performance obligation under the contract is satisfied when control of the product is transferred to the customer, which is indicated by shipment of the product and the transfer of title and the risk of loss to the customer. Revenue is recognized on consignment sales when control transfers to the customer, generally at the point of customer usage of the product. The transaction price for product sales is generally the amount specified in the PO or in the request under an MSA; however, as is common in Chemours’ industry, the Company offers variable consideration in the form of rebates, volume discounts, early payment discounts, pricing based on formulas or indices, price matching, and guarantees to certain customers. Such amounts are included in the Company’s estimated transaction price using either the expected value method or the most-likely amount, depending on the nature of the variable consideration included in the contract. The Company regularly assesses its customers’ creditworthiness, and product sales are made based on established credit limits. Payment terms for the Company’s invoices are typically less than 90 days.

The Company also licenses the right to access certain of its trademarks to customers under specified terms and conditions in certain arrangements, which is recognized as a component of net sales in the consolidated statements of operations. Under such arrangements, the Company may receive a royalty payment for a trademark license that is entered into on a stand-alone basis or incorporated into an overall product sales arrangement. Royalty income is generally based on customer sales and recognized under the sales-based exception as the customer sale occurs. When minimum guaranteed royalty amounts are included in the transaction price, the Company recognizes royalty income ratably over the license period for the minimum amount. When there is no consideration specified for the use of the Company’s trademark, the entire transaction price is recognized in connection with the transfer of control of product. Royalty income resulting from the right to use the Company’s technology is considered outside the scope of revenue recognition under GAAP as it is not a part of the Company’s ongoing major or central activities, and is recognized as a component of other income, net in the consolidated statements of operations in accordance with agreed-upon terms at the point or points in time that performance obligations are satisfied.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Consistent with the fact that the vast majority of the Company’s payment terms are less than 90 days from the point at which control of the promised goods or services is transferred, no adjustments have been made for the effects of a significant financing component. Additionally, the Company has elected to recognize the incremental costs associated with obtaining contracts as an expense when incurred if the amortization period of the assets that the Company would have recognized is one year or less. Amounts billed to customers for shipping and handling fees are considered a fulfillment cost and are included in net sales, and the costs incurred by the Company for the delivery of goods are classified as a component of the cost of goods sold in the consolidated statements of operations.

Research and Development Expense

Research and development (“R&D”) costs are expensed as incurred. R&D expenses include costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products, and regulatory approval of new and existing products.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year, plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of Chemours’ assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The Company’s deferred tax assets and liabilities are presented on a net basis by jurisdictional filing group. Net deferred tax assets are presented as a component of other assets, while net deferred tax liabilities are presented as a component of deferred income taxes on the Company’s consolidated balance sheets. Valuation allowances are recorded to reduce deferred tax assets when it is more-likely-than-not that a tax benefit will not be realized.

Chemours recognizes income tax positions that meet the more-likely-than-not threshold and accrues any interest related to unrecognized income tax positions as a component of other income, net in the consolidated statements of operations. Income tax-related penalties are included in the provision for (benefit from) income taxes.

Earnings Per Share

Chemours presents both basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing the total net income attributable to Chemours by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if the Company’s outstanding stock-based compensation awards, including any unvested restricted shares, were vested and exercised, thereby resulting in the issuance of common stock as determined under the treasury stock method. In periods where the Company incurs a net loss, stock-based compensation awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents generally include cash, time deposits, or highly-liquid investments with original maturities of three months or less.

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts and notes receivables are recognized net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects the best estimate of losses inherent in Chemours’ accounts and notes receivable portfolio, which is determined on the basis of historical experience, specific allowances for known troubled accounts, and other available evidence. Accounts and notes receivable are written-off when management determines that they are uncollectible.

Inventories

Chemours’ U.S. inventories are valued at the lower of cost or market, as inventories held at substantially all U.S. locations are valued using the last-in, first-out (“LIFO”) method. Chemours’ non-U.S. inventories are valued at the lower of cost or net realizable value, as inventories held outside the U.S. are valued using the average cost method. The elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. Stores and supplies are valued at the lower of cost or net realizable value. Cost is generally determined by the average cost method.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

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

Goodwill and Other Intangible Assets

The excess of the purchase price over the estimated fair value of the net assets acquired in a business combination, including any identified intangible assets, is recorded as goodwill. Chemours tests its goodwill for impairment at least annually on October 1; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment, or one level below an operating segment. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value. The amount of impairment loss recognized in the consolidated statements of operations is equal to the excess of a reporting unit’s carrying value over its fair value, which is limited to the total amount of goodwill allocated to the reporting unit.

Chemours has the option to first qualitatively assess whether it is more-likely-than-not that an impairment exists for a reporting unit. Such qualitative factors include, among other things, prevailing macroeconomic conditions, industry and market conditions, changes in costs associated with raw materials, labor, or other inputs, the Company’s overall financial performance, and certain other entity-specific events that impact Chemours’ reporting units. When performing a quantitative test, the Company weights the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, the guideline public companies method, to determine its reporting units’ fair values.

Definite-lived intangible assets, such as purchased and licensed technology, patents, trademarks, and customer lists, are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated.

Asset Retirement Obligations

Chemours records its asset retirement obligations at their fair value at the time the liability is incurred. Fair value is measured using the expected future cash outflows discounted at Chemours’ credit-adjusted, risk-free interest rate, which is considered to be a Level 3 input within the fair value hierarchy. Accretion expense is recognized as an operating expense within the cost of goods sold in the consolidated statements of operations using the credit-adjusted, risk-free interest rate in effect when the liability was recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are depreciated over the estimated remaining useful life of the asset, generally for periods ranging from two to 25 years.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Insurance

Chemours insures for certain risks where permitted by law or regulation, including workers’ compensation, vehicle liability, and employee-related benefits. Liabilities associated with these risks are estimated in part by considering any historical claims experience, demographic factors, and other actuarial assumptions. For certain other risks, the Company uses a combination of third-party insurance and self-insurance, reflecting its comprehensive review of relevant risks. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable.

Litigation

Chemours accrues for legal matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation-related liabilities and expenditures included in the consolidated financial statements include legal matters that are liabilities of DuPont and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period that services are rendered.

Environmental Liabilities and Expenditures

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more-likely than any other, the lower end of the range has been used.

Estimated liabilities are determined based on existing remediation laws and technologies. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available.

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

Costs related to environmental remediation are charged to expense in the period incurred as a component of the cost of goods sold in the consolidated statements of operations. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

Treasury Stock

Chemours accounts for repurchases of the Company’s common stock as treasury stock using the cost method, whereby the entire cost of the acquired common stock is recorded as treasury stock.

Stock-based Compensation

Chemours’ stock-based compensation consists of stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”) awarded to employees and non-employee directors. Stock options and PSUs are measured at their fair value on the grant date or date of modification, as applicable. RSUs are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted as a reduction in stock-based compensation expense in the period such awards are forfeited.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Derivatives

In the ordinary course of business, Chemours enters into contractual arrangements (i.e., derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management, which currently includes the following risk management strategies: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; and, (iii) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity resulting from changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of the Company’s international subsidiaries that use the euro as their functional currency. The Company’s derivative program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program operates within Chemours’ financial risk management policies and guidelines.

The Company’s foreign currency forward contracts that are used as a net monetary assets and liabilities hedge are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. For these instruments, any gains and losses resulting from the revaluation of derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occurred, and any such gains or losses are intended to be offset by any gains or losses on the underlying asset or liability. For the Company’s foreign currency forward contracts that have been entered under a cash flow hedge program, any gains and losses resulting from the revaluation of derivative assets and liabilities are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occurred, and are reclassified to the cost of goods sold in the consolidated statements of operations during the period in which the underlying transactions affect earnings, or when it becomes probable that the forecasted transactions will not occur. Changes in the Company’s euro-denominated debt instruments due to remeasurement, which is designated as a net investment hedge, are included in accumulated other comprehensive loss on the consolidated balance sheets. Chemours’ uses the spot method to evaluate the effectiveness of its net investment hedge.

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

During the periods covered by the consolidated financial statements, part of Chemours’ business operated within foreign entities. For foreign entities where the U.S. dollar is the functional currency, all foreign currency-denominated asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, with the exception of inventories, prepaid expenses, property, plant, and equipment, goodwill, and other intangible assets. These aforementioned assets are remeasured at historical exchange rates. Foreign currency-denominated revenue and expense amounts are measured at exchange rates in effect during the period, with the exception of expenses related to any balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in other income, net in the consolidated statements of operations in the period in which they occurred.

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollars at end-of-period exchange rates, and the resulting translation adjustments are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Assets and liabilities denominated in currencies other than the functional currency are remeasured into the functional currency prior to translation into U.S. dollars, and the resulting exchange gains or losses are included in other income, net in the consolidated statements of operations in the period in which they occurred. Revenues and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

Defined Benefit Plans

Due to local regulations outside of the U.S., Chemours has defined benefit plans covering certain of its employees. The benefits of these plans, which primarily relate to pension, are accrued over the employees’ service periods. The Company uses actuarial methods and assumptions in the valuation of its defined benefit obligations and the determination of any net periodic pension income or expense. Any differences between actual and expected results, or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur. Rather, they are systematically recognized over subsequent periods.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Fair Value Measurement

Fair value is defined as the exit price, the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established to prioritize the valuation inputs used to measure fair value. The hierarchy gives highest priority to unadjusted, quoted prices in active markets for identical assets and liabilities (i.e., Level 1 measurements) and lowest priority to unobservable inputs (i.e., Level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which supersedes the leases requirements in Topic 840. The core principle of ASU No. 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases. Qualitative disclosures along with specific quantitative disclosures will be required to provide enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities.

The provisions of ASU No. 2016-02 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. The Company plans to elect the package of practical expedients included in this guidance, which allows it to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and the initial direct costs for existing leases. The Company does not plan to recognize short-term leases on its consolidated balance sheets, and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

In July 2018, the FASB issued ASU No. 2018-11, Leases – Targeted Improvements, as an update to the previously-issued guidance. This update added a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. The Company plans to elect this transition option.

At adoption, the Company expects to recognize a material increase in total assets and total liabilities resulting from the recognition of right-of-use assets and the related lease liabilities initially measured at the present value of its future operating lease payments. The Company continues to evaluate the impacts of adopting this guidance on its financial position, results of operations, and cash flows, and is updating its systems, processes, and internal controls to meet the new reporting and disclosure requirements in ASU No. 2016-02. The Company believes the most significant impact relates to its accounting for real estate leases. The adoption of this standard will have no impact on the Company’s covenant compliance under its current debt agreements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Pursuant to the amendments, the Company, when acting as a customer to a cloud computing arrangement that is a service contract, is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Upon adoption, the Company will have the option to elect whether it applies the amendments under ASU No. 2018-15 retrospectively, or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impacts of adopting this guidance on its financial position, results of operations, and cash flows.

Recently Adopted Accounting Guidance

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). The objective of this standard is to remove inconsistent practices with regard to revenue recognition between GAAP and International Financial Reporting Standards. The standard intends to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. Subsequent to the issuance of ASU No. 2014-09, the FASB issued multiple clarifying updates in connection with the standard (collectively, “Topic 606”).

Effective January 1, 2018, Chemours adopted the new revenue recognition guidance contained in Topic 606 using the modified retrospective transition method. The Company elected to utilize a practical expedient allowed under the modified retrospective transition method to apply the new standard only to contracts that are not completed on the date of initial adoption. In applying this guidance, the Company evaluated its population of open contracts with customers on January 1, 2018 and determined that the impact of adopting Topic 606 was not material to its consolidated financial statements. No cumulative adjustment to the Company’s opening retained earnings balance was required. As a result of applying this new guidance, there are changes to the classification of certain amounts in the consolidated statements of operations. Certain royalty income amounts for trademark licensing arrangements that were previously reflected as a component of other income, net in the consolidated statements of operations are now reflected as a component of net sales, which amounted to $4 for the year ended December 31, 2018. Additionally, certain expenses related to the Company’s provision of technical services to customers that were previously reflected as a component of selling, general, and administrative expense in the consolidated statements of operations will now be reflected as a component of the cost of goods sold, which amounted to $2 for the year ended December 31, 2018. Under the modified retrospective transition method, the Company’s comparative financial information as of and for the years ended December 31, 2017 and 2016 has not been restated, and as such, continues to be reported using the accounting standards in effect during those time periods.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the adoption of Topic 606 on the Company’s consolidated statements of operations for the year ended December 31, 2018.

	Year Ended December 31, 2018
	Without	Topic 606
	Topic 606	Adjustments	As Reported
Net sales	$6,634	$4	$6,638
Cost of goods sold	4,665	2	4,667
Gross profit	1,969	2	1,971
Selling, general, and administrative expense	659	(2)	657
Research and development expense	82	—	82
Restructuring, asset-related, and other charges	49	—	49
Total other operating expenses	790	(2)	788
Equity in earnings of affiliates	43	—	43
Interest expense, net	(195)	—	(195)
Loss on extinguishment of debt	(38)	—	(38)
Other income, net	166	(4)	162
Income before income taxes	1,155	—	1,155
Provision for income taxes	159	—	159
Net income	996	—	996
Less: Net income attributable to non-controlling interests	1	—	1
Net income attributable to Chemours	$995	$—	$995

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued various updates to ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”), which clarifies and amends the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The provisions of ASU No. 2016-15 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and are to be applied using a retrospective transition method. The Company adopted ASU No. 2016-15 on January 1, 2018, the impact of which was not material to its cash flows. There were no adjustments to prior periods resulting from the retrospective application of this guidance.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”), which changes the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. ASU No. 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, the result of which did not have a significant impact on its financial position, results of operations, or cash flows.

Retirement Benefits

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715) (“ASU No. 2017-07”), which requires that employers offering their employees defined benefit pension plans disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The provisions of ASU No. 2017-07 are effective for fiscal years beginning after December 31, 2017, as well as interim periods within those fiscal years, and should be applied (i) retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement, and (ii) prospectively for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company adopted this guidance on January 1, 2018, which resulted in a reclassification of non-operating pension income from the operating expense captions of the consolidated statements of operations to other income, net for the years ended December 31, 2017 and 2016.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reclassification of the Company’s non-operating pension and other post-retirement employee benefit income for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017			Year Ended December 31, 2016
	As Reported	Adjustments	As Reclassified	As Reported	Adjustments	As Reclassified
Net sales	$6,183	$—	$6,183	$5,400	$—	$5,400
Cost of goods sold	4,429	9	4,438	4,290	7	4,297
Gross profit	1,754	(9)	1,745	1,110	(7)	1,103
Selling, general, and administrative expense	602	24	626	934	12	946
Research and development expense	80	1	81	80	1	81
Restructuring, asset-related, and other charges	57	—	57	170	—	170
Total other operating expenses	739	25	764	1,184	13	1,197
Equity in earnings of affiliates	33	—	33	29	—	29
Interest expense, net	(214)	—	(214)	(219)	—	(219)
(Loss) gain on extinguishment of debt	(1)	—	(1)	6	—	6
Other income, net	79	34	113	247	20	267
Income (loss) before income taxes	912	—	912	(11)	—	(11)
Provision for (benefit from) income taxes	165	—	165	(18)	—	(18)
Net income	747	—	747	7	—	7
Less: Net income attributable to non-controlling interests	1	—	1	—	—	—
Net income attributable to Chemours	$746	$—	$746	$7	$—	$7

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) (“ASU No. 2017-12”), which simplifies financial statement reporting for qualifying hedging relationships by eliminating the requirement to separately measure and report hedge ineffectiveness. For net investment hedges, the entire change in fair value of the hedging instruments is recorded in the currency translation adjustment section of other comprehensive income or loss. Pursuant to the amendments, these amounts are required to be subsequently reclassified to earnings in the same income statement line item in which the earnings effect of the hedged item is presented when the hedged item affects earnings. The provisions of ASU No. 2017-12 are effective for the Company’s fiscal year beginning January 1, 2019, including interim periods within that fiscal year. Early adoption is permitted in any interim period. The amendments in this update are applied to hedging relationships existing on the date of adoption, which includes a cumulative-effect adjustment to eliminate any ineffectiveness recorded to accumulated other comprehensive income or loss with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which adoption occurred. Presentation and disclosure amendments are required to be applied prospectively. The Company elected to adopt this guidance during the second quarter of 2018, the result of which did not have an impact on its financial position, results of operations, or cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU No. 2018-02”), which allows for a reclassification from accumulated other comprehensive income or loss to retained earnings for any stranded tax effects resulting from U.S. tax reform. The amendments in this update also require certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance during the fourth quarter of 2018, which resulted in a reclassification of $9 from accumulated other comprehensive loss to retained earnings on the consolidated balance sheets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 4. Significant Transactions and Events

Chemical Solutions Portfolio Optimization

In June 2016, the Company entered into an asset purchase agreement with Veolia North America, Inc. (“Veolia”), whereby Veolia agreed to acquire the Sulfur business of Chemours’ Chemical Solutions segment for a purchase price of $325 in cash, subject to customary working capital and other adjustments. $10 of the proceeds were received in May 2016. The Company completed the sale and, in July 2016, received the remaining proceeds of $311, net of working capital adjustments. Prior to the completion of the sale, in the second quarter of 2016, the Company recorded a pre-tax impairment loss of $58 as a component of restructuring, asset-related, and other charges in the consolidated statements of operations. Upon completion of the sale, the Company also recorded an additional pre-tax loss on sale of $4, net of a benefit from contractual adjustments in other income, net in the consolidated statements of operations.

In April 2016, the Company entered into a stock and asset purchase agreement with LANXESS Corporation (“LANXESS”), whereby LANXESS agreed to acquire the Clean & Disinfect (“C&D”) business of Chemours’ Chemical Solutions segment by acquiring certain of Chemours’ subsidiaries and assets for a purchase price of $230 in cash, subject to customary working capital and other adjustments. The Company completed the sale and, in August 2016, received proceeds of $223, net of working capital adjustments and $2 of cash transferred. For the year ended December 31, 2016, in connection with this sale, the Company recorded a pre-tax gain of $169 in other income, net in the consolidated statements of operations. The Company incurred $9 of transaction and other charges in connection therewith.

In November 2015, the Company signed a definitive agreement to sell its Aniline facility in Beaumont, Texas to Dow. The transaction closed in March 2016, and Chemours received $140 in cash from Dow. The Company incurred $11 of transaction and other charges in connection with this sale, and recognized a pre-tax gain of $89 for the year ended December 31, 2016, which was recorded in other income, net in the consolidated statements of operations.

Sale of Land in Linden, New Jersey

In March 2016, the Company entered into an agreement to sell a 210-acre plot of land that formerly housed a DuPont manufacturing site located in Linden, New Jersey. The land was assigned to Chemours in connection with the Separation, and the Company completed the sale in March 2018 for a gain of $42 and net cash proceeds of $39. As part of the sales agreement, the buyer agreed to assume certain costs associated with ongoing environmental remediation activities at the site amounting to $3, which have been reflected as a component of prepaid expenses and other on the consolidated balance sheets. Chemours remains responsible for certain other ongoing environmental remediation activities at the site, which were previously accrued as a component of other liabilities on the consolidated balance sheets.

Acquisition of ICOR International, Inc.

In April 2018, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Stock Purchase Agreement (“SPA”) to acquire all of the outstanding stock of ICOR International, Inc. (“ICOR”), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive refrigerant applications. Pursuant to the terms of the SPA, the Company paid $37 in total consideration at closing in the all-cash acquisition, which included customary working capital and other adjustments made within a specified time period. The acquisition of ICOR complements the Company’s existing portfolio of product offerings within the Fluoroproducts segment, as well as provides the Company with access to ICOR’s established customer base and assembled workforce.

The Company accounted for the acquisition of ICOR as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill within the Fluoroproducts segment, which represents the expected future benefits arising from the assembled workforce and other synergies to be realized from the acquisition of ICOR. The Company elected to treat the acquisition of ICOR as an asset acquisition under the Internal Revenue Code, and as such, expects that all of the related goodwill will be deductible for federal income tax purposes.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the Company’s fair value estimates of the assets acquired and liabilities assumed in the acquisition of ICOR, which were finalized during the fourth quarter of 2018.

	Fair Value At Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value	Weighted-average Useful Life (in Years)
Assets acquired:
Accounts receivable - trade	$4	$—	$4
Inventories	8	—	8
Property, plant, and equipment	1	—	1
Identifiable intangible asset:
Customer relationships (1)	20	2	22	5
Total assets acquired	33	2	35
Liabilities assumed:
Accounts payable	1	—	1
Other accrued liabilities	1	—	1
Total liabilities assumed	2	—	2
Total identifiable net assets acquired	31	2	33
Goodwill (1)	6	(2)	4
Net assets acquired	$37	$—	$37
(1)

During the third quarter of 2018, the Company recorded a measurement period adjustment to its customer relationships based on an ongoing analysis associated with the preparation of a third-party appraisal.

The fair value of ICOR’s customer relationships was determined using the excess earnings method, which is a discounted cash flows approach. This  method takes into account significant unobservable inputs and is a Level 3 fair value measurement within the fair value hierarchy. The use of this valuation methodology requires management to make various assumptions, including, but not limited to, assumptions about future profitability, cash flows, and discount rates applicable to the acquired business and, where applicable, market participants. These assumptions are based on management’s best estimates and include considerations related to management’s knowledge and experience, historical trends, general economic conditions, and other situational factors.

The Company’s consolidated financial statements include ICOR’s results of operations from April 2, 2018, the date of acquisition, through December 31, 2018. Net sales and net income attributable to Chemours contributed by ICOR during this period were not material to the Company’s or its Fluoroproducts segment’s results of operations. Acquisition-related expenses amounted to less than $1 at December 31, 2018, and are included as a component of selling, general, and administrative expense in the consolidated statements of operations.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the year ended December 31, 2018.

	Year Ended December 31, 2018
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$1,143	$341	$894	$2,378
Asia Pacific	675	81	964	1,720
Europe, the Middle East, and Africa	825	18	842	1,685
Latin America (2)	219	162	474	855
Total net sales	$2,862	$602	$3,174	$6,638

Net sales by product group
Fluorochemicals	$1,497	$—	$—	$1,497
Fluoropolymers	1,365	—	—	1,365
Mining solutions	—	289	—	289
Performance chemicals and intermediates	—	313	—	313
Titanium dioxide and other minerals	—	—	3,174	3,174
Total net sales	$2,862	$602	$3,174	$6,638
(1)	Net sales are attributable to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers for the year ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Accounts receivable - trade, net (1)	$790	$847
Customer rebates	79	83
(1)

Accounts receivable - trade, net includes trade notes receivable, and is net of allowances for doubtful accounts of $5 at December 31, 2018 and 2017. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at December 31, 2018 and 2017 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the year ended December 31, 2018 were not significant. For the year ended December 31, 2018, the amount of revenue recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts at December 31, 2018.

Remaining Performance Obligations

Certain of the Company’s MSA or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2018, Chemours had $119 of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue in 2019, an approximate additional 45% in 2020, and the balance thereafter. The Company applies the practical expedient in Topic 606 and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2018 are also excluded.

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Fluoroproducts	$50	$48	$46
Chemical Solutions	2	3	7
Titanium Technologies	28	29	27
Corporate and Other	2	1	1
Total research and development expense	$82	$81	$81

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by category for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Restructuring and other charges:
Employee separation charges	$14	$23	$4
Decommissioning and other charges	31	33	47
Total restructuring and other charges	45	56	51
Asset-related charges (1)	4	1	119
Total restructuring, asset-related, and other charges	$49	$57	$170
(1)

Asset-related charges for the year ended December 31, 2018 included $4 for a pre-tax goodwill impairment charge in the Company’s Chemical Solutions segment. Asset-related charges for the year ended December 31, 2016 included $13 and $58 in pre-tax impairment charges related to the sales of the Company’s corporate headquarters building located in Wilmington, Delaware and its Sulfur business, respectively, and $48 in pre-tax impairment charges related to the Company’s Aniline facility in Pascagoula, Mississippi.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the Company’s restructuring, asset-related, and other charges to segment earnings for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Restructuring and other charges:
Plant and product line closures:
Fluoroproducts	$—	$3	$7
Chemical Solutions	4	17	8
Titanium Technologies	—	4	30
Corporate and Other	9	—	—
Total plant and product line closures	13	24	45
2015 Global Restructuring Program:
Fluoroproducts	—	—	4
Titanium Technologies	—	—	2
Total 2015 Global Restructuring Program	—	—	6
2017 Restructuring Program:
Fluoroproducts	9	—	—
Chemical Solutions	2	—	—
Titanium Technologies	1	—	—
Corporate and Other	15	32	—
Total 2017 Restructuring Program	27	32	—
2018 Restructuring Program	5	—	—
Total restructuring and other charges	45	56	51
Asset-related charges:
Chemical Solutions	4	—	106
Corporate and Other	—	1	13
Total asset-related charges	4	1	119
Total restructuring, asset-related, and other charges	$49	$57	$170

Plant and Product Line Closures

Fluoroproducts

In August 2015, in an effort to improve the profitability of the Company’s Fluoroproducts segment, management approved the closure of certain production lines in the segment’s U.S. manufacturing plants. For the years ended December 31, 2017 and 2016, the Company recorded additional decommissioning and dismantling-related charges of $3 and $7, respectively, for certain of these production lines. At December 31, 2017, the Company had substantially completed all actions related to the restructuring activities for certain of its production lines, which amounted to $17 in the aggregate, excluding asset-related charges.

Chemical Solutions

In the fourth quarter of 2015, the Company announced the completion of the strategic review of its Reactive Metals Solutions (“RMS”) business and management’s decision to stop production at its Niagara Falls, New York manufacturing plant. The RMS plant had approximately 200 employees and contractors impacted by this action, and production stopped at the plant in September 2016, when the Company immediately began actions to decommission the plant. The Company recorded additional decommissioning and dismantling-related charges of $4, $17, and $8 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through 2021, which will be expensed as incurred. As of December 31, 2018, the Company incurred, in the aggregate, $35 in restructuring charges related to these activities, excluding asset-related charges.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Titanium Technologies

In August 2015, the Company announced the closure of its Edge Moor, Delaware manufacturing plant. The Edge Moor plant produced TiO2 pigment for use in the paper industry and certain other applications where demand had steadily declined, resulting in under-used capacity at the plant. In addition, the Company permanently closed one under-used TiO2 pigment production line at its New Johnsonville, Tennessee plant. The Company stopped production at its Edge Moor plant in September 2015, and immediately began decommissioning the plant. For the years ended December 31, 2017 and 2016, the Company recorded additional decommissioning and dismantling-related charges of $4 and $30, respectively. The Company completed these activities in 2017, which amounted to $60 in the aggregate, excluding asset-related charges. The Company sold the land where the plant was located for $10 in the first quarter of 2017.

Corporate and Other

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with the Separation. For the year ended December 31, 2018, the Company incurred $9 in decommissioning and dismantling-related charges associated with these efforts. The Company expects to incur approximately $20 to $25 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred.

2015 Global Restructuring Program

In the fourth quarter of 2015, the Company announced a global workforce reduction impacting approximately 430 positions. This action was part of the Company’s efforts to streamline and simplify the structure of its worldwide organization, and to reduce costs. The associated headcount reductions were completed during the year ended December 31, 2016, and the Company recognized an additional $6 in employee separation charges for these efforts.

2017 Restructuring Program

In 2017, the Company initiated certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $18 and $14 in restructuring-related charges for years ended December 31, 2018 and 2017, respectively.

In October 2017, the Company also announced a voluntary separation program (“VSP”) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP were entitled to receive certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees separated from the Company through the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP were recognized over the period each participating employee continued to provide service to Chemours, and amounted to $9.

The Company recorded charges of $27 and $32 for the years ended December 31, 2018 and 2017, respectively, for its 2017 program. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $59 at December 31, 2018. The Company has substantially completed all actions related to this program, and the remaining amounts accrued as of December 31, 2018 are expected to be paid out in the first half of 2019.

2018 Restructuring Program

In the fourth quarter of 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The program is expected to be completed in the first half of 2019.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2018 and 2017.

	Fluoroproducts Line Shutdown	Chemical Solutions Site Closures	Titanium Technologies Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	Total
Balance at January 1, 2017	$1	$8	$4	$21	$—	$—	$34
Charges to income	—	—	—	1	23	—	24
Payments	(1)	(6)	(3)	(21)	—	—	(31)
Balance at December 31, 2017	—	2	1	1	23	—	27
Charges to income	—	—	—	—	9	5	14
Payments	—	(2)	(1)	—	(22)	—	(25)
Balance at December 31, 2018	$—	$—	$—	$1	$10	$5	$16

At December 31, 2018 and 2017, there are no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 8. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Leasing, contract services, and miscellaneous income (1)	$79	$30	$35
Royalty income (2)	10	24	15
Gain on sales of assets and businesses (3)	45	22	254
Exchange gains (losses), net (4)	1	3	(57)
Non-operating pension and other post-retirement employee benefit income	27	34	20
Total other income, net	$162	$113	$267
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $67, $15, and $6 for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)

Royalty income for the year ended December 31, 2018 is primarily from technology licensing. Royalty income for the years ended December 31, 2017 and 2016 is primarily from technology and trademark licensing.

(3)

For the year ended December 31, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively. For the year ended December 31, 2017, gain on sale includes a gain of $13 associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and a $12 gain associated with the sale of the Company’s Edge Moor, Delaware plant site, net of certain losses on other disposals. For the year ended December 31, 2016, gain on sale includes gains of $169 and $89 associated with the sales of the Company’s C&D business and its Aniline facility in Beaumont, Texas, respectively.

(4)	Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Current tax expense (benefit):
U.S. federal	$23	$(8)	$—
U.S. state and local	4	1	—
International	110	89	93
Total current tax expense	137	82	93
Deferred tax expense (benefit):
U.S. federal	20	60	(101)
U.S. state and local	3	6	(17)
International	(1)	17	7
Total deferred tax expense (benefit)	22	83	(111)
Total provision for (benefit from) income taxes	$159	$165	$(18)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017.

	December 31,
	2018	2017
Deferred tax assets:
Environmental and other reserves	$80	$89
Litigation reserves	28	14
Stock-based compensation and accrued employee benefits	28	26
Other assets and other accrued liabilities	8	8
Tax attribute carryforwards	29	27
Foreign tax credit carryforwards	18	17
Total deferred tax assets	191	181
Less: Valuation allowance	(2)	(17)
Total deferred tax assets, net	189	164
Deferred tax liabilities:
Pension and other liabilities	(35)	(55)
Property, plant, and equipment	(313)	(274)
Inventories and other assets	(12)	(4)
Total deferred tax liabilities	(360)	(333)
Deferred tax liability, net	$(171)	$(169)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018		2017		2016
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$243	21.0%	$319	35.0%	$(4)	35.0%
State income taxes, net of federal benefit	7	0.6%	7	0.7%	(16)	150.4%
Lower effective tax rate on international operations, net	(44)	(3.8)%	(149)	(16.3)%	(61)	552.5%
Depletion	(6)	(0.5)%	(8)	(0.9)%	(6)	51.2%
Goodwill	—	—%	—	—%	5	(47.9)%
Exchange losses (gains)	(4)	(0.3)%	5	0.6%	4	(39.1)%
Provision to return and other adjustments	(9)	(0.8)%	6	0.6%	6	(57.9)%
Permanent items	12	1.0%	9	1.0%	3	(27.3)%
Valuation allowance	(15)	(1.3)%	(33)	(3.6)%	50	(451.6)%
Net impact of U.S. tax reform	(10)	(0.9)%	39	4.3%	—	(—)%
Stock-based compensation	(14)	(1.2)%	(20)	(2.2)%	—	(—)%
Other, net	(1)	—%	(10)	(1.1)%	1	(1.7)%
Total effective tax rate	$159	13.8%	$165	18.1%	$(18)	163.6%

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
U.S. operations (including exports)	$114	$(306)	$(481)
International operations	1,041	1,218	470
Total income (loss) before income taxes	$1,155	$912	$(11)

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as U.S. tax reform. U.S. tax reform makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (vi) creating the Base Erosion Anti-abuse Tax (“BEAT”), a new minimum tax; (vi) creating a new limitation on the deductible interest expense; and, (vii) the creation of the Global Intangibles Low-taxed Income (“GILTI”) inclusions.

The Deemed Repatriation Transition Tax (the “Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of the Company’s foreign subsidiaries. The Company has determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings in order to compute its one-time Transition Tax.

U.S. tax reform created a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC-tested income over the net deemed tangible income return, which is currently defined as the excess of (i) 10% of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC “routine return” with respect to which it is a U.S. shareholder over, (ii) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (i.e., the period cost method).

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In 2017, the Company recorded provisional estimates for U.S. tax reform in its provision for income taxes, which amounted to a net benefit of $3. Staff Accounting Bulletin No. 118 (“SAB No. 118”) issued by the U.S. Securities and Exchange Commission (“SEC”) allowed registrants to record provisional estimates for U.S. tax reform during a measurement period not to exceed one year from the enactment date, which was December 22, 2017. In September 2018, the Company recorded a $10 tax benefit to adjust its initial provisional estimates for U.S. tax reform in its provision for income taxes, which reduced the effective tax rate by 1% for the year ended December 31, 2018. The adjustment was specifically related to changes to certain deferred tax assets and liabilities upon filing of the Company’s 2017 tax return, which impacted the Company’s initial estimate of the revaluation of these deferred tax assets and liabilities as a result of the reduced corporate tax rate, the Transition Tax on previously untaxed accumulated and current E&P of certain of the Company’s foreign subsidiaries, and the associated foreign tax credits.

While management has completed its analysis within the applicable measurement period, pursuant to SAB No. 118, the Company is accounting for the tax impact of U.S. tax reform’s provisions based on an interpretation of existing statutory law, including guidance issued by the U.S. Treasury and the Internal Revenue Service (“IRS”). During the second half of 2018, the U.S. Treasury and the IRS issued certain proposed regulations addressing new provisions such as GILTI, BEAT, Limitation of Deduction of Business Interest, Foreign Tax Credit, and the Anti-hybrid Regulations. On January 15, 2019, the final Section 965 Toll Charge regulations were issued. While there can be no assurances as to the effect of any final regulations on the Company’s income tax provision, management will continue to evaluate the impact as any regulations issued become final.

At December 31, 2018, management believed that sufficient liquidity was available in the U.S. As a result, the Company is indefinitely reinvested with respect to the historical unremitted pre-2018 E&P of its foreign subsidiaries, which was approximately $550 at December 31, 2018. Management asserts that it is indefinitely reinvested with respect to current year earnings from several foreign subsidiaries, and therefore, has not recorded deferred tax liabilities with respect to those earnings. At December 31, 2018, deferred tax liabilities for foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. The potential tax implications of the repatriation of unremitted E&P are driven by the facts at the time of distribution; however, due to U.S. tax reform and the U.S. Transition Tax, the incremental cost to repatriate E&P is not expected to be material if a distribution is made in the future as there are minimal foreign withholding taxes in the applicable foreign jurisdictions.

Other Matters

For the year ended December 31, 2018, the Company released $15 of valuation allowance on its foreign tax credits, which was the result of additional guidance issued by the U.S. Treasury during 2018 with respect to foreign tax credits. The valuation allowance release represents the amount of foreign tax credit carryforwards that are expected to be utilized before they begin to expire in 2026.

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2018, the Company’s U.S federal and state tax losses amounted to $6, which substantially expire between 2036 and 2038. The Company also had U.S. foreign tax credit carryforwards of $18, which expire in 2026, and $13 in R&D tax credits, which expire in 2035. Lastly, the Company had foreign net operating losses of $3, which substantially expire between 2026 and 2029.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2014 through 2018
Mexico	2012 through 2018
Netherlands	2015 through 2018
Singapore	2015 through 2018
Switzerland	2015 through 2018
Taiwan	2015 through 2018
U.S.	2015 through 2018

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or DuPont in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Balance at January 1,	$—	$6	$7
Gross amounts of decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	—	(6)	(1)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	2	—	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Balance at December 31,	$2	$—	$6

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$2	$—	$—
Total amount of interest and penalties recognized in the consolidated statements of operations	—	—	—
Total amount of interest and penalties recognized in the consolidated balance sheets	—	—	—

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Balance at January 1,	$17	$50	$—
Net charges to income tax expense	—	—	50
Release of valuation allowance	(15)	(33)	—
Balance at December 31,	$2	$17	$50

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 10. Earnings Per Share of Common Stock

The following table sets forth reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to Chemours	$995	$746	$7
Denominator:
Weighted-average number of common shares outstanding - basic	176,968,554	184,844,106	181,621,422
Dilutive effect of the Company’s employee compensation plans	5,603,467	6,139,885	1,795,078
Weighted-average number of common shares outstanding - diluted	182,572,021	190,983,991	183,416,500

Basic earnings per share of common stock	$5.62	$4.04	$0.04
Diluted earnings per share of common stock	5.45	3.91	0.04

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Average number of stock options	393,016	43,072	5,820,499

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2018 and 2017.

	December 31,
	2018	2017
Accounts receivable - trade, net (1)	$790	$847
VAT, GST, and other taxes (2)	56	54
Other receivables (3)	15	18
Total accounts and notes receivable, net	$861	$919
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 at December 31, 2018 and 2017, respectively, and is net of allowances for doubtful accounts of $5 at December 31, 2018 and 2017. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of notes receivable, advances, the fair value of derivative assets, and other deposits.

Accounts and notes receivable are carried at amounts that approximate their fair values. Bad debt expense amounted to less than $1, $1, and $7 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2018 and 2017.

	December 31,
	2018	2017
Finished products	$701	$648
Semi-finished products	195	164
Raw materials, stores, and supplies	476	313
Inventories before LIFO adjustment	1,372	1,125
Less: Adjustment of inventories to LIFO basis	(225)	(190)
Total inventories	$1,147	$935

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all U.S. locations, which comprised $622 and $509 (or 45%) of inventories before the LIFO adjustments at December 31, 2018 and 2017. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2018 and 2017.

	December 31,
	2018	2017
Equipment	$7,344	$6,961
Buildings	914	875
Construction-in-progress	579	520
Land	119	119
Mineral rights	36	36
Property, plant, and equipment	8,992	8,511
Less: Accumulated depreciation	(5,701)	(5,503)
Total property, plant, and equipment, net	$3,291	$3,008

Depreciation expense amounted to $276, $269, and $281 for the years ended December 31, 2018, 2017, and 2016, respectively. Property, plant, and equipment, net included gross assets under capital leases of $7 at December 31, 2018 and 2017, and a build-to-suit lease asset of $55 and $8 at December 31, 2018 and 2017, respectively. Interest expense capitalized as part of property, plant, and equipment, net amounted to $17, $9, and $18 for the years ended December 31, 2018, 2017, and 2016, respectively.

See “Note 19 – Debt” for further discussion regarding the Company’s build-to-suit lease arrangement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 14. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2018 and 2017.

	December 31,
	2018	2017
Fluoroproducts:
Balance at January 1,	$85	$85
Acquisition of business	4	—
Balance at December 31,	89	85
Chemical Solutions:
Balance at January 1,	55	55
Goodwill impairment	(4)	—
Balance at December 31,	51	55
Titanium Technologies:
Balance at January 1,	13	13
Balance at December 31,	13	13
Total goodwill	$153	$153

Chemours consists of three operating segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Company defines its reporting units as one level below these operating segments, with the exception of the Titanium Technologies segment, which is both an operating segment and a reporting unit. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2018 and 2017, the dates of Chemours’ annual goodwill assessment, and concluded that $4 of goodwill associated with the Performance Chemicals and Intermediates reporting unit in the Chemical Solutions segment was impaired at October 1, 2018. No further goodwill impairments were recorded for the years ended December 31, 2018 and 2017, as the fair values of the Company’s other reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2018 and 2017.

The total accumulated impairment losses included in the Company’s goodwill balance at December 31, 2018 amounted to $4. There were no accumulated impairment losses included in the Company’s goodwill balance at December 31, 2017.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	$9	$(8)	$1	$9	$(8)	$1
Customer relationships	22	(3)	19	—	—	—
Patents	19	(19)	—	19	(18)	1
Purchased trademarks	5	(3)	2	5	(2)	3
Purchased and licensed technology	3	(3)	—	3	(2)	1
Other (1)	10	(4)	6	10	(3)	7
Total other intangible assets, net	$68	$(40)	$28	$46	$(33)	$13
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The aggregate pre-tax amortization expense for definite-lived intangible assets was $6, $4, and $3 for the years ended December 31, 2018, 2017, and 2016, respectively. The estimated aggregate pre-tax amortization expense for 2019, 2020, 2021, 2022, and 2023 is $7, $7, $7, $5, and $1, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is continually evaluated. The Company does not have any indefinite-lived intangible assets.

Note 15. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the carrying value, jurisdiction, and ownership percentages of the Company’s investments in affiliates at December 31, 2018 and 2017.

		December 31, 2018		December 31, 2017
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$94	50.0%	$112	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	36	50.0%	36	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	30	10.0%	25	10.0%
		$160		$173

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Balance at January 1,	$173	$136	$136
Equity in earnings of affiliates	43	33	29
Investments in affiliates	—	—	1
Dividends	(58)	—	(18)
Divestment	—	—	(12)
Currency translation and other	2	4	—
Balance at December 31,	$160	$173	$136

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2018, 2017, and 2016, net sales to the Company’s equity method investees amounted to $143, $99, and $70, respectively, and purchases from the Company’s equity method investees amounted to $125, $87, and $97, respectively.

Note 16. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2018 and 2017.

	December 31,
	2018	2017
Capitalized repair and maintenance costs	$178	$117
Pension assets (1)	174	260
Deferred income taxes	46	40
Miscellaneous	39	36
Total other assets	$437	$453
(1)	Pension assets represent the funded status of certain of the Company’s long-term employee benefit plans.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 17. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2018 and 2017.

	December 31,
	2018	2017
Trade payables	$1,111	$1,008
Dividends payable	—	31
VAT and other payables	26	36
Total accounts payable	$1,137	$1,075

Note 18. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2018 and 2017.

	December 31,
	2018	2017
Compensation and other employee-related costs	$108	$174
Employee separation costs (1)	16	27
Accrued litigation (2)	76	13
Environmental remediation (2)	74	66
Income taxes	87	58
Customer rebates	79	83
Deferred income	6	8
Accrued interest	21	24
Miscellaneous (3)	92	105
Total other accrued liabilities	$559	$558
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring and other activities.
(2)	Represents the current portion of accrued litigation and environmental remediation, which are discussed further in “Note 21 – Commitments and Contingent Liabilities.”
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 19. Debt

The following table sets forth the components of the Company’s debt at December 31, 2018 and 2017.

	December 31,
	2018	2017
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$923
Tranche B-1 Euro Term Loan due May 2022 (€394 at December 31, 2017)	—	469
Tranche B-2 Dollar Term Loan due May 2025	893	—
Tranche B-2 Euro Term Loan due May 2025 (€347 at December 31, 2018)	396	—
Senior unsecured notes:
6.625% due May 2023	908	1,158
7.000% due May 2025	750	750
6.125% due May 2023 (€295 at December 31, 2017)	—	350
4.000% due May 2026 (€450 at December 31, 2018)	513	—
5.375% due May 2027	500	500
Capital lease obligations	2	3
Build-to-suit lease obligation	55	8
Total debt	4,017	4,161
Less: Unamortized issue discounts	(10)	(8)
Less: Unamortized debt issuance costs	(35)	(41)
Less: Current maturities of long-term debt	(13)	(15)
Total long-term debt, net	$3,959	$4,097

Senior Secured Credit Facilities

On April 3, 2017, the Company completed an amendment to its then-existing credit agreement which provided for a seven-year, senior secured term loan facility and a five-year, $750 senior secured revolving credit facility (“Prior Revolving Credit Facility”) (collectively, the “Prior Senior Secured Credit Facilities”). The senior secured term loan facility under the Prior Senior Secured Credit Facilities provided for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $940 (“Prior Dollar Term Loan”) and a class of term loans, denominated in euros, in an aggregate principal amount of €400 (“Prior Euro Term Loan”) (collectively, the “Prior Term Loans”). On April 3, 2018, the Company entered into an amended and restated credit agreement that provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“New Revolving Credit Facility”) (collectively, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities replaced, in full, the Company’s obligations under the Prior Senior Secured Credit Facilities, and is subject to a springing maturity in the event that the senior unsecured notes due in May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

The senior secured term loan facility under the New Senior Secured Credit Facilities provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 (“New Dollar Term Loan”) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 (“New Euro Term Loan”) (collectively, the “New Term Loans”). The proceeds of the New Term Loans, together with cash on hand, were primarily used to prepay, in full, all outstanding amounts under the Prior Senior Secured Credit Facilities, which amounted to $921 for the Prior Dollar Term Loan and €393 for the Prior Euro Term Loan. The New Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The New Euro Term Loan bears a variable interest rate equal to adjusted EURIBOR plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The New Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The proceeds of any loans made under the New Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions, as defined in the amended and restated credit agreement. The New Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the amended and restated credit agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the New Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. The New Revolving Credit Facility will mature on April 3, 2023, and is subject to acceleration in certain circumstances.

There were no borrowings under the New Revolving Credit Facility at December 31, 2018 or under the Prior Revolving Credit Facility at December 31, 2017. Issued and outstanding letters of credit under the New Revolving Credit Facility amounted to $104 at December 31, 2018. Issued and outstanding letters of credit under the Prior Revolving Credit Facility amounted to $101 at December 31, 2017. At December 31, 2018, the effective interest rates on the New Dollar Term Loan and the New Euro Term Loan were 4.28% and 2.50%, respectively, and commitment fees on the New Revolving Credit Facility were assessed at a rate of 0.10% per annum. In connection with the issuance of the New Senior Secured Credit Facilities, the Company incurred a loss on debt extinguishment of $3 for the year ended December 31, 2018.

The amended and restated credit agreement also modified or eliminated certain provisions of the Company’s prior credit agreement, including the interest coverage ratio financial covenant and certain other negative covenants to allow for further flexibility. Under the amended and restated credit agreement, solely with respect to the New Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of (i) 2.25 to 1.00 for the quarter December 31, 2018, and (ii) 2.00 to 1.00 in each quarter beginning January 1, 2019, through the date of maturity. In addition, the amended and restated credit agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The amended and restated credit agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the prior credit agreement. The Company was in compliance with its debt covenants at December 31, 2018 and 2017.

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

Senior Unsecured Notes

Senior Unsecured Notes due May 2023 and May 2025

On May 12, 2015, Chemours issued an aggregate principal amount of $2,503 in senior unsecured notes consisting of an aggregate principal amount of $1,350 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”), an aggregate principal amount of €360 6.125% senior unsecured notes due May 2023, denominated in euros (the “2023 Euro Notes”), and an aggregate principal amount of $750 7.000% senior unsecured notes due May 2025, denominated in U.S dollars (the “2025 Notes) (collectively, the “Original Notes”). As discussed in more detail below, the Company purchased or redeemed, as applicable, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes. The Original Notes required or require, as applicable, payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and September 15 of each year. The proceeds from the Original Notes were issued to fund a cash distribution to DuPont in connection with the Separation.

The Original Notes were or are, as applicable, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, by each of Chemours’ existing and future direct or indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $75. The Original Notes were or are, as applicable, unsecured and unsubordinated by Chemours and its guarantor subsidiaries. The Original Notes ranked or rank, as applicable, equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the Original Notes. The Original Notes were or are, as applicable, subordinated to indebtedness under the New Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Pursuant to the terms of the indenture governing the Original Notes, the Company was or is, as applicable, obligated to offer to purchase the Original Notes at a price of (i) 101% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events, and (ii) 100% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions were or are, as applicable, subject to certain qualifications and exceptions set forth in the indenture governing the Original Notes, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions.

Chemours is permitted to currently redeem some or all of the 2023 Dollar Notes at specified redemption prices, and may redeem some or all of the 2025 Notes on or after May 15, 2020 at specified redemption prices. Chemours may also redeem some or all of the 2023 Dollar Notes or the 2025 Notes by means other than a redemption, including tender offer or open market purchases. Pursuant to the terms of the tax matters agreement entered into at the time of the Separation, the Company’s ability to pre-pay, pay down, redeem, retire, or otherwise acquire the 2025 Notes is limited in the absence of obtaining certain tax opinions.

Senior Unsecured Notes Due May 2027

On May 23, 2017, Chemours issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (the “2027 Notes”). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489, net of an original issue discount of $5 and underwriting fees and other related expenses of $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 accrued for the global settlement of the multi-district “PFOA MDL Settlement,” as discussed in “Note 21 – Commitments and Contingent Liabilities.” The remaining proceeds from the 2027 Notes were available for general corporate purposes.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of Chemours’ existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of Chemours or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the New Senior Secured Credit Facilities as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2027 Notes, Chemours may redeem the 2027 Notes, in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027. Chemours may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases. Chemours is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events.

Senior Unsecured Notes due May 2026

On June 6, 2018, the Company issued an aggregate principal amount of €450 4.000% senior unsecured notes due May 2026, denominated in euros (the “2026 Euro Notes”). The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the New Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

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

The Company received net proceeds of €445 from the offering of the 2026 Euro Notes, which, together with cash on hand, were used to purchase or redeem, as the case may be, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes pursuant to the Tender Offers (defined below) and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, the Company incurred a loss on extinguishment of $35 for the year ended December 31, 2018.

2023 Notes Tender Offers and Redemption of the 2023 Euro Notes

On May 21, 2018, the Company commenced two all-cash tender offers to purchase: (i) up to $250 of the outstanding 2023 Dollar Notes, for a purchase price of $1,052.50 per $1,000.00 of principal amount through an early tender deadline of June 4, 2018, and $1,022.50 per $1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (the “Dollar Tender Offer”); and, (ii) any and all of the outstanding 2023 Euro Notes (collectively, the “2023 Notes”), for a purchase price of €1,048.75 per €1,000.00 of principal amount through an early tender deadline of June 4, 2018, and €1,018.75 per €1,000.00 of principal amount thereafter, through June 18, 2018, the tender expiration date, plus any accrued and unpaid interest thereon (the “Euro Tender Offer”) (collectively, the “Tender Offers”).

The Company completed the Dollar Tender Offer on June 6, 2018 for an aggregate purchase price of $264, inclusive of an early participation premium of $13 and accrued interest of $1. The Company completed the Euro Tender Offer on June 8, 2018 for an aggregate purchase price of €310, inclusive of an early participation premium of €14 and accrued interest of €1. In connection with the Euro Tender Offer, the Company received consents from the holders of a majority of the aggregate principal amount of the 2023 Euro Notes to amend certain provisions of the indenture governing the 2023 Euro Notes, thereby allowing the Company to call and redeem the remaining 2023 Euro Notes outstanding upon two business days’ notice to the noteholders. On June 8, 2018, the Company completed the redemption of the remaining outstanding 2023 Euro Notes that were not purchased pursuant to the Euro Tender Offer. The Tender Offers and the redemption of the 2023 Euro Notes were funded with the proceeds from the offering of the 2026 Euro Notes and cash on hand.

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“The Chemours Discovery Hub”). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected in the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, and a corresponding build-to-suit lease liability within long-term debt. Through December 31, 2018 and 2017, project costs paid by the owner-lessor amounted to $55 and $8, respectively. Construction of The Chemours Discovery Hub is expected to be completed by the end of 2019.

Maturities

The Company has required quarterly principal payments related to the New Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Year Ended
December 31,
2019	$13
2020	13
2021	13
2022	13
2023	921
Thereafter	2,987
Total principal maturities on senior debt	$3,960

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-1 Dollar Term Loan due May 2022	$—	$—	$923	$928
Tranche B-1 Euro Term Loan due May 2022 (€394 at December 31, 2017)	—	—	469	471
Tranche B-2 Dollar Term Loan due May 2025	893	862	—	—
Tranche B-2 Euro Term Loan due May 2025 (€347 at December 31, 2018)	396	394	—	—
Senior unsecured notes:
6.625% due May 2023	908	918	1,158	1,228
7.000% due May 2025	750	761	750	816
6.125% due May 2023 (€295 at December 31, 2017)	—	—	350	373
4.000% due May 2026 (€450 at December 31, 2018)	513	487	—	—
5.375% due May 2027	500	454	500	521
Total senior debt	3,960	$3,876	4,150	$4,337
Less: Unamortized issue discounts	(10)		(8)
Less: Unamortized debt issuance costs	(35)		(41)
Total senior debt, net	$3,915		$4,101

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2018 and 2017.

	December 31,
	2018	2017
Environmental remediation (1)	$152	$187
Employee-related costs (2)	130	123
Accrued litigation (1)	53	48
Asset retirement obligations	51	43
Deferred revenue	7	6
Miscellaneous (3)	64	68
Total other liabilities	$457	$475
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 21 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $46 and $52 at December 31, 2018 and 2017, respectively.

Note 21. Commitments and Contingent Liabilities

Operating Leases

Chemours uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement. Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $68, $48, $41, $36, and $31 for the years ended December 31, 2019, 2020, 2021, 2022, and 2023, respectively, and $134 for the years thereafter. Net rental expense under the Company’s operating leases was $81, $76, and $68 for the years ended December 31, 2018, 2017, and 2016, respectively.

Asset Retirement Obligations

Chemours has recorded asset retirement obligations, which are inclusive of costs related to closure, reclamation, and removal for mining operations in the production of TiO2 in the Titanium Technologies segment; cap, cover, and post-closure maintenance of landfills in all segments; and, shipment and disposal of stored waste in all segments.

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Balance at January 1,	$48	$43
Accretion expense	10	6
Settlements and payments	(1)	(1)
Balance at December 31,	$57	$48

Current portion	$6	$5
Non-current portion	51	43

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

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

Asbestos

In the Separation, DuPont assigned its asbestos docket to Chemours. At December 31, 2018 and 2017, there were approximately 1,300 and 1,600 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At December 31, 2018 and 2017, Chemours had an accrual of $37 and $38 related to these matters, respectively.

Benzene

In the Separation, DuPont assigned its benzene docket to Chemours. At December 31, 2018 and 2017 there were 19 and 17 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

PFOA

Prior to the fourth quarter of 2014, the performance chemicals segment of DuPont made “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) at its Fayetteville, North Carolina plant and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

Chemours maintained accruals of $22 and $14 related to the PFOA matters discussed below at December 31, 2018 and 2017, respectively. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection. These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Drinking Water Actions

In 2004, DuPont settled a class action captioned Leach v. DuPont, filed in West Virginia state court, alleging that approximately 80,000 residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. Among the settlement terms, DuPont funded a series of health studies by an independent science panel of experts (“C8 Science Panel”) to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and disease. The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative cost associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of December 31, 2018, approximately $1.5 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the accrual amounts recorded as of December 31, 2018.

Further, under the Leach settlement, class members may pursue personal injury claims against DuPont only for those diseases for which the C8 Science Panel determined a probable link exists. Approximately 3,500 lawsuits were subsequently filed in various federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation (“MDL”) in Ohio federal court. These were resolved in March 2017 when DuPont entered into an agreement settling all MDL cases and claims, including all filed and unfiled personal injury cases and claims that were part of the plaintiffs’ counsel’s claim inventory, as well as cases tried to a jury verdict (the “MDL Settlement”) for $670.7 in cash, with half paid by Chemours, and half paid by DuPont.

Concurrently with the MDL Settlement, DuPont and Chemours agreed to a limited sharing of potential future PFOA costs (indemnifiable losses, as defined in the separation agreement between DuPont and Chemours) for a period of five years. During that five-year period, Chemours will annually pay future PFOA costs up to $25 and, if such amount is exceeded, DuPont will pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess costs under the terms of the separation agreement. After the five-year period, this limited sharing agreement will expire, and Chemours’ indemnification obligations under the separation agreement will continue unchanged. Chemours has also agreed that it will not contest its indemnification obligations to DuPont under the separation agreement for PFOA costs on the basis of ostensible defenses generally applicable to the indemnification provisions under the separation agreement, including defenses relating to punitive damages, fines or penalties, or attorneys’ fees, and waives any such defenses with respect to PFOA costs. Chemours has, however, retained other defenses, including as to whether any particular PFOA claim is within the scope of the indemnification provisions of the separation agreement.

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 40 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member.

DuPont has also been named in approximately 25 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of perfluorinated compounds, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents, in a putative class action, seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

Water District Actions

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In February 2018, the New Jersey-American Water Company, Inc. (“NJAW”) filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges of perfluorochemicals, in violation of the New Jersey Compensation and Control Act, were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees.

In January 2019, the Town of East Hampton (the “Town”) filed a lawsuit against DuPont, Chemours and numerous other defendants in New York state court alleging that it has and will incur costs for assessment, remediation, and response to address PFOA and “PFOS” (perfluorooctane sulfonic acid) contamination in drinking water and the environment. As to DuPont and Chemours, the Town alleges that PFOA and/or PFOS washed from clothing or cleaning supplies to cesspools and then subsurface water. In addition to cost recovery, the Town seeks natural resource damages, compensatory, and punitive damages and injunctive relief.

Other PFOA Actions

In February 2018, the State of Ohio initiated litigation against DuPont regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and seeks damages including remediation and other costs and punitive damages.

In October 2018, a putative class action was filed in Ohio federal court against 3M Company (“3M”), DuPont, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a PFAS Science Panel.

In October 2018, a putative class action was filed in New Jersey federal court against 3M, DuPont, and Chemours alleging causes of action, including negligence, nuisance, and trespass and seeking damages including property diminution, remediation, treatment, and abatement with compensatory and punitive damages. The purported class includes private drinking water and well owner-occupants within two to five miles of the Company’s Chambers Works, New Jersey site containing any detectable level of PFOA or PFOS.

In December 2018, the owners of a dairy farm filed a lawsuit in Maine state court against numerous defendants including DuPont and Chemours alleging that their dairy farm was contaminated by PFOS and PFOA present in treated municipal sewer sludge was used in agricultural spreading applications on their farm. The complaint asserts negligence, trespass, and other tort and state statutory claims and seeks damages.

PFOA Summary

There may be additional lawsuits filed related to DuPont’s use of PFOA, its manufacture of PFOA, or its customers’ use of DuPont products. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes that it is reasonably possible that the Company could incur losses related to other PFOA matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including one putative class action, pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and damages under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”). At Separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in early stages and have significant factual issues to be resolved.

GenX and Other Perfluorinated and Polyfluorinated Compounds

At its Fayetteville, North Carolina facility, the Company continues to capture and separately dispose of process waste water containing the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other perfluorinated and polyfluorinated compounds. The Company believes that discharges to the Cape Fear River, site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities, including an ongoing investigation being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environment and Natural Resources Division of the U.S. Department of Justice.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In September 2017, the North Carolina Department of Environmental Quality (“NC DEQ”) issued a 60-day notice of intent to suspend the permit for the Fayetteville facility and the State of North Carolina filed an action in North Carolina state court regarding the discharges seeking a temporary restraining order and preliminary injunction, as well as other relief, including abatement and site correction. A partial Consent Order was entered partially resolving the State’s action in return for the Company’s agreement to continue and supplement the voluntary waste water disposal measures it had previously commenced and to provide certain information. In November 2017, the NC DEQ informed the Company that it was suspending the process waste water discharge permit for the Fayetteville facility. The Company thereafter commenced the capture and separate disposal of all process waste water from the Fayetteville facility related to the Company’s own operations. In addition, in June 2018, the North Carolina Legislature enacted legislation (i) granting the governor the authority, in certain circumstances, to require a facility with unauthorized PFAS discharges to cease operations, and (ii) granting the governor the authority, in certain circumstances, to direct the NC DEQ secretary to order a PFAS discharger to establish permanent replacement water supplies for parties whose water was contaminated by the discharge.

On July 13, 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued the NC DEQ in North Carolina state court, seeking to require the NC DEQ to take additional actions as to the Fayetteville facility. On August 29, 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the Clean Water Act and the Toxic Substances Control Act (“TSCA”), seeking declaratory and injunctive relief and penalties.

On November 21, 2018, the NC DEQ, CFRW, and the Company reached a proposed Consent Order that would resolve the State’s and CFRW’s lawsuits and other matters (including issues regarding the legislation referenced above and Notices of Violation issued by the State) and would also resolve litigation brought by CFRW. Under its terms, Chemours will agree to pay $13 to cover a civil penalty and investigative costs and will take additional actions to address site surface water, groundwater, and air emissions, including installing technology to abate future emissions by specified dates and meeting specified emissions reductions (with stipulated penalties for failures to do so). As a result of the proposed Consent Order, as of December 31, 2018, the Company had total accrued liabilities of $75 for this matter, of which, $65 is treated as accrued litigation costs. The Company’s estimated liability is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected properties, the type of water treatment system required, the cost of proposed water treatment systems and any related operation, maintenance, and monitoring (“OM&M”) requirements, assessed fines and penalties, and other charges contemplated by the proposed Consent Order.

The proposed Consent Order was subject to public comment ending in January 2019. The proposed Consent Order provides that the NC DEQ reserves the right, based on the public comments, to withdraw or withhold its consent to the order. The NC DEQ may also request that the Company agree to modifications to the proposed Consent Order as a condition to the NC DEQ’s continued consent to it, although the Company is under no obligation to agree to any modifications. The proposed Consent Order, either as originally agreed or as modified, must be approved by the court.

Numerous public comments were submitted on the proposed Consent Order. In addition, a public water authority has filed a motion to intervene in the State’s case to oppose court approval of the proposed Consent Order. The NC DEQ is currently reviewing the public comments. At this time, there is no assurance: (i) that the NC DEQ will continue to consent to the order, including with modifications; (ii) what the full scope of any modifications would be; or, (iii) whether the court will approve the order.

On February 14, 2019, the Company received a Notice of Violation (“NOV”) from the EPA alleging certain TSCA violations at its Fayetteville site. Matters raised in the NOV could have the potential to affect operations at the Fayetteville site; however, based on the Company’s review, management believes that it has appropriate responses to the allegations that it intends to address with the EPA. At this time, management does not believe that a loss is probable related to the matters in this NOV.

It is also possible that issues relating to site discharges could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications. If such issues arise, if the proposed Consent Order is modified or not approved by the court, or as implementation of the obligations under the Consent Order proceed, an additional loss is reasonably possible but not estimable at this time.

The Company has responded to grand jury subpoenas, produced witnesses before a grand jury and for interviews with government investigators and attorneys, and met with the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environmental Natural Resources Division of the U.S. Department of Justice regarding their investigation into a potential violation of the Clean Water Act. Although the Company is not able at this point to predict the outcome of that investigation, it is reasonably possible that it could result in a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Civil actions have been filed against DuPont and Chemours in North Carolina federal court relating to discharges from the Fayetteville site. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, an action by private well owners seeking compensatory and punitive damages and the above mentioned action filed by Cape Fear River Watch, which alleges violation of the Clean Water Act and/or the TSCA seeking declaratory and injunctive relief and penalties. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges.

It is not possible at this point to predict the timing, course, or outcome of governmental and regulatory inquiries and notices, the action brought by North Carolina, the actions brought by CFRW, and other litigation, and it is possible that these matters could materially affect the Company’s financial results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

Mining Solutions Facility Construction Stoppage

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the Company’s new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work while the claim is studied and reviewed. Chemours, as the third-party affected, has filed an appeal. The Company has declared force majeure with its vendors while plant construction is idled. Chemours’ project permits fully comply with the laws and regulations at the federal, state, and municipal levels, and the Company is working with local and federal authorities, along with community leaders, to address the complaint.

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

At December 31, 2018 and 2017, the consolidated balance sheets included liabilities relating to these matters of $226 and $253, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the Separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $450 above the amount accrued at December 31, 2018.

For the years ended December 31, 2018, 2017, and 2016, Chemours incurred environmental remediation expenses of $36, $48, and $44, respectively. In addition, during the fourth quarter of 2018, the Company reclassified $2 of its environmental liabilities to accrued litigation in connection with the ongoing matters at its Fayetteville, North Carolina facility.

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

(Dollars in millions, except per share amounts and par values)

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

Note 22. Equity

Share Repurchase Program

On November 30, 2017, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $500, plus any associated fees or costs in connection with the Company’s share repurchase activity (the “2017 Share Repurchase Program”). Under the 2017 Share Repurchase Program, shares of Chemours’ common stock were purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2017 Share Repurchase Program became effective on November 30, 2017. On May 31, 2018, the Company completed the aggregate $500 in authorized purchases of Chemours’ issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and are accounted for using the cost method.

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchases activity (the “2018 Share Repurchase Program”). Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

During 2018, the Company purchased an aggregate 6,350,857 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $250 at an average share price of $39.31 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under this program at December 31, 2018 was $500.

Dividends Payable

On November 30, 2017, the Company’s board of directors declared a cash dividend of $0.17 per share, payable to the record holders of Chemours’ issued and outstanding common stock as of the close of business on February 15, 2018. This dividend was paid on March 15, 2018, and accordingly, the Company had accrued a dividend payable amounting to $31 at December 31, 2017.

Note 23. Stock-based Compensation

The Company’s stock-based compensation expense amounted to $24, $29, and $19 for the years ended December 31, 2018, 2017, and 2016, respectively.

On April 26, 2017, Chemours’ stockholders approved The Chemours Company 2017 Equity and Incentive Plan (the “2017 Plan”), which provides for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, RSUs, and PSUs. The 2017 Plan replaced The Chemours Company Equity and Incentive Plan (the “Prior Plan”), which was adopted by the Company at Separation. As a result, no further grants will be made under the Prior Plan.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

A total of 19,000,000 shares of the Company’s common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan. At December 31, 2018, approximately 16,800,000 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation Committee determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually.

Stock Options

In connection with the Separation from DuPont, Chemours granted non-qualified stock options to certain employees in July 2015, which represented the replacement of previously-granted performance stock unit awards at DuPont. The July 2015 grant cliff vested on March 1, 2018 and will expire 10 years from the date of grant.

During 2018, 2017, and 2016, Chemours granted non-qualified stock options to certain of its employees, which will serially vest over a three-year period and expire 10 years from the date of grant.

The following table sets forth the weighted-average assumptions used to determine expense related to stock option awards granted during the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.65%	2.14%	1.46%
Expected term (years)	6	6	6
Volatility	47.56%	44.49%	60.00%
Dividend yield	1.42%	0.35%	2.14%
Fair value per stock option	$20.47	$15.21	$3.41

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

The following table sets forth Chemours’ stock option activity for the year ended December 31, 2018.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2017	6,597	$15.72	5.11	$226,524
Granted	495	48.41
Exercised	(1,073)	14.69
Forfeited	(46)	37.77
Expired	(3)	18.80
Outstanding, December 31, 2018	5,970	$18.45	4.80	$72,108
Exercisable, December 31, 2018	4,401	$15.00	3.91	$59,486

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2018, 2017, and 2016 amounted to $37, $49, and $9, respectively.

At December 31, 2018, there was $7 of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.86 years.

Restricted Stock Units

In the years following the Separation, as well as at the time of Separation in accordance with the employee matters agreement, Chemours granted RSUs to key management employees that generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs primarily include awards without a performance condition, as well as a small subset of awards for which specific levels of cost savings and revenue enhancements must be achieved for vesting to occur.

The following table sets forth non-vested RSUs, both with and without a performance condition, at December 31, 2018.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2017	1,165	$15.34
Granted	135	48.35
Vested	(1,034)	14.86
Forfeited	(19)	30.94
Non-vested, December 31, 2018	247	$34.22

At December 31, 2018, there was $6 of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 0.57 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2018.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2017	987	$12.94
Granted	139	52.34
Vested	(19)	24.16
Non-vested, December 31, 2018	1,107	$17.71

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses the probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2018 was $52.34. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over four equally weighted measurement periods, three of which are annual and one of which is cumulative. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

At December 31, 2018, based on the Company’s assessment of its performance goals, approximately 900,000 additional shares may be awarded under the 2017 Plan.

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (the “ESPP”), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with four purchase periods beginning and ending on the calendar quarters within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 38,111 shares. An additional 12,411 shares have been issued from the Company’s treasury stock to ESPP participants at December 31, 2018. The total amount of Chemours’ common stock issued in connection with the ESPP amounted to $2 at December 31, 2018.

Note 24. Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2018, 2017, and 2016.

	Cumulative Translation Adjustment	Net Investment Hedge	Cash Flow Hedge	Employee Benefits	Total
Balance at January 1, 2016	$(285)	$8	$—	$(259)	$(536)
Other comprehensive (loss) income	(73)	14	—	18	(41)
Balance at December 31, 2016	(358)	22	—	(241)	(577)
Other comprehensive income (loss)	200	(62)	—	(3)	135
Balance at December 31, 2017	(158)	(40)	—	(244)	(442)
Other comprehensive (loss) income	(75)	15	6	(68)	(122)
Balance at December 31, 2018	$(233)	$(25)	$6	$(312)	$(564)

Note 25. Financial Instruments

Derivative Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2018, the Company had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $503, and an average maturity of one month. There were no foreign currency forward contracts outstanding at December 31, 2017. Chemours recognized net gains of $3 and $4 for the years ended December 31, 2018 and 2017, respectively, and a net loss of $15 for the year ended December 31, 2016, which were recorded in other income, net in the consolidated statements of operations.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2018, the Company had 75 foreign currency forward contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143, and an average maturity of four months. The Company recognized a pre-tax gain of $10 for the year ended December 31, 2018 on its cash flow hedge within accumulated other comprehensive loss. For the year ended December 31, 2018, $4 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $6 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $32, a pre-tax loss of $86, and a pre-tax gain of $14 for the years ended December 31, 2018, 2017, and 2016 on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2018, 2017, and 2016.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities, and their level within the fair value hierarchy, at December 31, 2018 and 2017.

		December 31,
	Balance Sheet Location	2018	2017
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net	3	—
Total asset derivatives		$4	$—

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities	$1	$—
Total liability derivatives		$1	$—

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the years ended December 31, 2018, 2017, and 2016.

	Gain (Loss) Recognized In
			Accumulated Other
Year Ended December 31,	Cost of Goods Sold	Other Income, Net	Comprehensive Loss
2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	4	—	10
Euro-denominated debt designated as a net investment hedge	—	—	32

2017
Foreign currency forward contracts not designated as a hedging instrument	$—	$4	$—
Euro-denominated debt designated as a net investment hedge	—	—	(86)

2016
Foreign currency forward contracts not designated as a hedging instrument	$—	$(15)	$—
Euro-denominated debt designated as a net investment hedge	—	—	14

Note 26. Long-term Employee Benefits

Plans Covering Employees in the U.S.

On July 1, 2015, Chemours established a defined contribution plan, which covered all eligible U.S. employees. The purpose of the plan is to encourage employees to save for their future retirement needs. The plan is a tax-qualified contributory profit-sharing plan, with cash or deferred arrangement, and any eligible employee of Chemours may participate. Chemours matches 100% of the first 6% of the employee’s contribution election, and the plan’s matching contributions vest immediately upon contribution. Chemours may also provide an additional discretionary retirement savings contribution to eligible employees’ compensation. The amount of this contribution, if any, is at the sole discretion of the Company, and the discretionary contribution vests for employees with at least three years of service. From time to time, Chemours provides additional discretionary retirement savings contributions to eligible employees’ compensation.

In lieu of a defined benefit plan, Chemours provides an enhanced 401(k) contribution for employees who previously participated in DuPont’s pension plan. The enhanced benefits consist of an additional contribution of 1% to 7% of the employee’s eligible compensation, depending upon the employee’s length of service with DuPont at the time of the Separation. The enhancement will continue until 2019, and is subject to early termination.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the Company’s net periodic pension income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Net periodic pension cost (income):
Service cost	$14	$16	$14
Interest cost	16	16	19
Expected return on plan assets	(58)	(75)	(63)
Amortization of prior service gain	(2)	(2)	(1)
Amortization of actuarial loss	12	22	23
Curtailment gain	—	—	(2)
Settlement loss	—	1	5
Net periodic pension income	(18)	(22)	(5)
Changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	115	(24)	17
Amortization of actuarial loss	(16)	(24)	(28)
Amortization of prior service gain	2	2	3
Effect of foreign exchange rates	(8)	38	(15)
Cost (benefit) recognized in other comprehensive income	93	(8)	(23)
Total net periodic pension income and cost (benefit) recognized in other comprehensive income	$75	$(30)	$(28)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Net loss	$419	$329	$336
Prior service credit	(10)	(11)	(11)
Total amount recognized in accumulated other comprehensive loss	$409	$318	$325

The estimated pre-tax net loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost (income) during 2019 are $24 and $2, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth summarized information on the Company’s pension plans at December 31, 2018 and 2017.

	December 31,
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,177	$1,105
Service cost	14	16
Interest cost	16	16
Plan participants’ contributions	2	2
Actuarial loss (gain)	45	(39)
Benefits paid	(46)	(53)
Plan amendments	—	(1)
Settlements and transfers	2	(3)
Other events	—	(4)
Currency translation	(42)	138
Benefit obligation at end of year	1,168	1,177
Change in plan assets:
Fair value of plan assets at beginning of year	1,363	1,169
Actual (loss) return on plan assets	(17)	60
Employer contributions	15	38
Plan participants’ contributions	2	2
Benefits paid	(46)	(53)
Settlements and transfers	2	(3)
Other events	—	(3)
Currency translation	(51)	153
Fair value of plan assets at end of year	1,268	1,363
Total funded status at end of year	$100	$186

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2018 and 2017.

	December 31,
	2018	2017
Non-current assets	$174	$258
Current liabilities	(1)	(1)
Non-current liabilities	(73)	(71)
Total net amount recognized	$100	$186

The accumulated benefit obligation for all pension plans was $1,106 and $1,112 as of December 31, 2018 and 2017, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2018 and 2017.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2018	2017
Projected benefit obligation	$177	$178
Accumulated benefit obligation	149	149
Fair value of plan assets	103	106

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2018	2017
Projected benefit obligation	$177	$178
Accumulated benefit obligation	149	149
Fair value of plan assets	103	106

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2018 and 2017.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2018	2017
Discount rate	2.0%	1.9%
Rate of compensation increase (1)	2.5%	2.5%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

	December 31,
Weighted-average assumptions used to determine net benefit cost	2018	2017
Discount rate	1.9%	1.8%
Rate of compensation increase (1)	2.5%	2.5%
Expected return on plan assets	4.1%	5.7%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

Plan Assets

Each pension plan’s assets are invested through either an insurance vehicle, a master trust fund, or a stand-alone pension fund. The strategic asset allocation for each plan is selected by management, together with the pension board, where appropriate, reflecting the results of comprehensive asset and liability modeling. For assets under its control, Chemours establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in countries are selected in accordance with the laws and practices of those countries.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2018 and 2017.

	December 31,
	2018	2017
Cash and cash equivalents	5%	5%
U.S. and non-U.S. equity securities	45%	42%
Fixed income securities	50%	53%
Total weighted-average allocation	100%	100%

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

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2018 and 2017.

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$487	$3	$484
Debt - corporate issued	130	33	97
U.S. and non-U.S. equities	264	263	1
Mututal Funds	296	—	296
Derivatives - asset position	9	—	9
Derivatives - liability position	(5)	—	(5)
Cash and cash equivalents	67	67	—
Other	12	8	4
Total pension assets before pension receivables	1,260	$374	$886
Pension trust receivables, net (1)	8
Total pension assets	$1,268
(1)	Receivables are primarily for investment income earned but not yet received.

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$505	$1	$504
Debt - corporate issued	144	24	120
Debt - asset backed	40	—	40
U.S. and non-U.S. equities	581	295	286
Derivatives - asset position	8	2	6
Derivatives - liability position	(1)	—	(1)
Cash and cash equivalents	65	65	—
Other	14	11	3
Total pension assets before pension receivables	1,356	$398	$958
Pension trust receivables, net (1)	7
Total pension assets	$1,363
(1)	Receivables are primarily for investment income earned but not yet received.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

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

Cash Flows

Defined Benefit Plan

For the years ended December 31, 2018, 2017, and 2016 Chemours contributed $15, $38, and $16, respectively, to its defined benefit plans.

Of the contributions made in 2017, $10 relates to the settlement of the U.S. Pension Restoration Plan (“U.S. PRP”), which was a supplemental pension plan for certain U.S. employees. The liability associated with the U.S. PRP was transferred to Chemours from DuPont at the Separation Date, at which point the plan ceased accepting new participants. In October 2017, the Company made a cash payment of $10 to settle the remaining liability attributable to the remaining participants in the U.S. PRP.

Chemours expects to contribute $16 to its pension plans in 2019.

The following table sets forth the benefit payments that are expected to be paid by the Company over the next five years and the five years thereafter as of December 31, 2018.

Year Ended
December 31,
2019	$45
2020	47
2021	46
2022	47
2023	50
2024 to 2028	264

Defined Contribution Plan

For the years ended December 31, 2018, 2017, and 2016, Chemours contributed $51, $45, and $44, respectively, to its defined contribution plan.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 27. Geographic and Segment Information

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales and property, plant, and equipment as of, and for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018		2017		2016
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,378	$2,279	$2,255	$2,018	$2,288	$1,861
Asia Pacific	1,720	124	1,593	131	1,315	129
Europe, the Middle East, and Africa	1,685	293	1,506	302	1,081	278
Latin America (2)	855	595	829	557	716	516
Total net sales and property, plant, and equipment, net	$6,638	$3,291	$6,183	$3,008	$5,400	$2,784
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

Segment Information

Chemours’ operations consist of three reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. Corporate costs and certain legacy legal and environmental expenses, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

Segment net sales include transfers to another reportable segment. Certain products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. These product transfers were limited and were not significant for each of the periods presented. Depreciation and amortization includes depreciation on R&D facilities and amortization of other intangible assets, excluding any write-downs of assets. Segment net assets include net working capital, net property, plant, and equipment, and other non-current operating assets and liabilities of the segment. This is the measure of segment assets reviewed by the Company’s Chief Operating Decision Maker (“CODM”).

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment performance used by the CODM and is defined as income (loss) before income taxes, excluding the following:

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments and Corporate and Other as of, and for the years ended December 31, 2018, 2017, and 2016.

Year Ended December 31,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2018
Net sales to external customers	$2,862	$602	$3,174	$—	$6,638
Adjusted EBITDA	783	64	1,055	(162)	1,740
Depreciation and amortization	117	20	119	28	284
Equity in earnings of affiliates	43	—	—	—	43
Net assets	2,309	506	1,487	(3,282)	1,020
Investments in affiliates	160	—	—	—	160
Purchases of property, plant, and equipment	274	75	91	58	498

2017
Net sales to external customers	$2,654	$571	$2,958	$—	$6,183
Adjusted EBITDA	669	57	862	(166)	1,422
Depreciation and amortization	109	18	118	28	273
Equity in earnings of affiliates	33	—	—	—	33
Net assets	1,842	460	1,785	(3,222)	865
Investments in affiliates	173	—	—	—	173
Purchases of property, plant, and equipment	249	65	65	32	411

2016
Net sales to external customers	$2,264	$772	$2,364	$—	$5,400
Adjusted EBITDA	445	39	466	(128)	822
Depreciation and amortization	101	30	119	34	284
Equity in earnings of affiliates	26	—	—	3	29
Net assets	1,400	292	1,513	(3,101)	104
Investments in affiliates	116	—	—	20	136
Purchases of property, plant, and equipment	120	104	105	9	338

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Income (loss) before income taxes	$1,155	$912	$(11)
Interest expense, net	195	214	219
Depreciation and amortization	284	273	284
Non-operating pension and other post-retirement employee benefit income	(27)	(34)	(20)
Exchange (gains) losses, net	(1)	(3)	57
Restructuring, asset-related, and other charges (1)	49	57	170
Loss (gain) on extinguishment of debt	38	1	(6)
Gain on sales of assets and businesses (2)	(45)	(22)	(254)
Transaction costs (3)	9	3	19
Legal charges (4)	82	9	343
Other charges	1	12	21
Adjusted EBITDA	$1,740	$1,422	$822
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 7 – Restructuring, Asset-related, and Other Charges.”
(2)

The year ended December 31, 2018, included gains of $3 and $42 associated with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively. The year ended December 31, 2017 included gains of $13 and $12 associated with the sale of the Company’s land in Repauno, New Jersey that was previously deferred and realized upon meeting certain milestones, and for the sale of its Edge Moor, Delaware plant site, respectively, net of certain losses on other disposals. The year ended December 31, 2016 included gains of $169 and $89 associated with the sales of the Company’s C&D business and its Aniline facility in Beaumont, Texas, respectively.

(3)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(4)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. The year ended December 31, 2018 included $63 in additional charges for the estimated liability associated with the Company’s Fayetteville, North Carolina site, which was included as a component of selling, general, and administrative expense in the consolidated statements of operations. See “Note 21 – Commitments and Contingent Liabilities” for further detail. For the year ended December 31, 2016, legal and other charges included $335 in litigation accruals associated with the PFOA MDL Settlement.

The following table sets forth the Company’s net sales to external customers by product group for the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Fluorochemicals	$1,497	$1,378	$1,093
Fluoropolymers	1,365	1,276	1,171
Mining solutions	289	261	262
Performance chemicals and intermediates	313	306	298
Titanium dioxide and other minerals	3,174	2,958	2,364
Divested businesses (1)	—	4	212
Total net sales	$6,638	$6,183	$5,400
(1)	Inclusive of the Company’s C&D and Sulfur businesses, as well as its Aniline facility in Beaumont, Texas, which were all sold in 2016.

Note 28. Subsequent Events

In connection with its 2018 Share Repurchase Program, the Company purchased an additional 4,363,277 shares of Chemours’ issued and outstanding common stock subsequent to December 31, 2018, which amounted to $150 at an average share price of $34.38 per share.

On February 13, 2019, the Company’s board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 to $1,000.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 29. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s quarterly results of operations for the years ended December 31, 2018 and 2017.

	For the Three Months Ended
2018	March 31,	June 30,	September 30,	December 31,	Full Year (1),
Net sales	$1,730	$1,816	$1,628	$1,464	$6,638
Cost of goods sold	1,193	1,259	1,151	1,064	4,667
Income before income taxes	381	323	269	182	1,155
Net income	297	282	275	142	996
Net income attributable to Chemours	297	281	275	142	995
Basic earnings per share of common stock	1.63	1.58	1.56	0.83	5.62
Diluted earnings per share of common stock	1.58	1.53	1.51	0.81	5.45

	For the Three Months Ended
2017	March 31,	June 30,	September 30,	December 31,	Full Year (1),
Net sales	$1,437	$1,588	$1,584	$1,575	$6,183
Cost of goods sold	1,081	1,150	1,119	1,090	4,438
Income before income taxes	173	225	250	264	912
Net income	151	161	207	228	747
Net income attributable to Chemours	150	161	207	228	746
Basic earnings per share of common stock	0.82	0.87	1.12	1.23	4.04
Diluted earnings per share of common stock	0.79	0.84	1.08	1.19	3.91
(1)	Individual quarters may not sum to full year amounts due to rounding.

Note 30. Guarantor Condensed Consolidating Financial Information

The following guarantor condensed consolidating financial information is included in accordance with Rule 3-10 of Regulation S-X (“Rule 3-10”) in connection with the subsidiary guarantees of the “Notes” (collectively, the 2023 Dollar Notes, the 2025 Notes, the 2026 Euro Notes, and 2027 Notes), in each case, issued by The Chemours Company (the “Parent Issuer”). As of the dates indicated, each series of the Notes was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain exceptions, by the same group of subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the consolidating statements of comprehensive income (loss) for the years ended December 31, 2018, 2017, and 2016;
•	the consolidating balance sheets at December 31, 2018 and 2017; and,
•	the consolidating statements of cash flows for the years ended December 31, 2018, 2017, and 2016.

The following guarantor condensed financial information is presented using the equity method of accounting for the Company’s investments in its wholly-owned subsidiaries. Under the equity method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of its subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The elimination entries principally eliminate investments in subsidiaries and intercompany balances and transactions. The financial information included herein may not necessarily be indicative of the financial positions, results of operations, or cash flows of the Company’s subsidiaries had they operated as independent entities, and should be read in conjunction with the consolidated financial statements and the related notes thereto.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,974	$4,484	$(1,820)	$6,638
Cost of goods sold	—	3,112	3,380	(1,825)	4,667
Gross profit	—	862	1,104	5	1,971
Selling, general, and administrative expense	33	485	163	(24)	657
Research and development expense	—	76	6	—	82
Restructuring, asset-related, and other charges	—	46	3	—	49
Total other operating expenses	33	607	172	(24)	788
Equity in earnings of affiliates	—	—	43	—	43
Equity in earnings of subsidiaries	1,155	2	—	(1,157)	—
Interest (expense) income, net	(210)	5	10	—	(195)
Loss on extinguishment of debt	(38)	—	—	—	(38)
Intercompany interest income (expense), net	47	10	(57)	—	—
Other income (expense), net	25	199	(40)	(22)	162
Income before income taxes	946	471	888	(1,150)	1,155
(Benefit from) provision for income taxes	(50)	98	111	—	159
Net income	996	373	777	(1,150)	996
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$996	$373	$776	$(1,150)	$995
Comprehensive income attributable to Chemours	$873	$375	$637	$(1,012)	$873

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,887	$4,030	$(1,734)	$6,183
Cost of goods sold	—	3,084	3,045	(1,691)	4,438
Gross profit	—	803	985	(43)	1,745
Selling, general, and administrative expense	36	449	179	(38)	626
Research and development expense	—	74	7	—	81
Restructuring, asset-related, and other charges	—	56	1	—	57
Total other operating expenses	36	579	187	(38)	764
Equity in earnings of affiliates	—	—	33	—	33
Equity in earnings of subsidiaries	849	—	—	(849)	—
Interest (expense) income, net	(220)	3	3	—	(214)
Loss on extinguishment of debt	(1)	—	—	—	(1)
Intercompany interest income (expense), net	64	—	(64)	—	—
Other income (expense), net	29	139	(21)	(34)	113
Income before income taxes	685	366	749	(888)	912
(Benefit from) provision for income taxes	(62)	117	114	(4)	165
Net income	747	249	635	(884)	747
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$747	$249	$634	$(884)	$746
Comprehensive income attributable to Chemours	$881	$253	$828	$(1,081)	$881

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,749	$3,222	$(1,571)	$5,400
Cost of goods sold	—	3,218	2,622	(1,543)	4,297
Gross profit	—	531	600	(28)	1,103
Selling, general, and administrative expense	21	794	151	(20)	946
Research and development expense	—	77	4	—	81
Restructuring, asset-related, and other charges	—	168	2	—	170
Total other operating expenses	21	1,039	157	(20)	1,197
Equity in earnings of affiliates	—	4	25	—	29
Equity in earnings of subsidiaries	100	—	—	(100)	—
Interest (expense) income, net	(217)	(3)	1	—	(219)
Gain on extinguishment of debt	6	—	—	—	6
Intercompany interest income (expense), net	60	4	(64)	—	—
Other income, net	20	193	74	(20)	267
(Loss) income before income taxes	(52)	(310)	479	(128)	(11)
(Benefit from) provision for income taxes	(59)	(52)	100	(7)	(18)
Net income (loss)	7	(258)	379	(121)	7
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income (loss) attributable to Chemours	$7	$(258)	$379	$(121)	$7
Comprehensive (loss) income attributable to Chemours	$(34)	$(255)	$321	$(66)	$(34)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$239	$962	$—	$1,201
Accounts and notes receivable, net	—	297	564	—	861
Intercompany receivable	2	1,057	91	(1,150)	—
Inventories	—	483	749	(85)	1,147
Prepaid expenses and other	—	58	26	—	84
Total current assets	2	2,134	2,392	(1,235)	3,293
Property, plant, and equipment	—	6,870	2,122	—	8,992
Less: Accumulated depreciation	—	(4,591)	(1,110)	—	(5,701)
Property, plant, and equipment, net	—	2,279	1,012	—	3,291
Goodwill and other intangible assets, net	—	167	14	—	181
Investments in affiliates	—	—	160	—	160
Investments in subsidiaries	4,487	11	—	(4,498)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	17	154	274	(8)	437
Total assets	$5,656	$4,745	$3,852	$(6,891)	$7,362
Liabilities
Current liabilities:
Accounts payable	$—	$637	$500	$—	$1,137
Current maturities of long-term debt	13	—	—	—	13
Intercompany payable	698	92	360	(1,150)	—
Other accrued liabilities	21	341	198	(1)	559
Total current liabilities	732	1,070	1,058	(1,151)	1,709
Long-term debt, net	3,902	57	—	—	3,959
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	8	143	82	(16)	217
Other liabilities	—	372	85	—	457
Total liabilities	4,642	1,642	2,375	(2,317)	6,342
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	1,014	3,103	1,471	(4,574)	1,014
Non-controlling interests	—	—	6	—	6
Total equity	1,014	3,103	1,477	(4,574)	1,020
Total liabilities and equity	$5,656	$4,745	$3,852	$(6,891)	$7,362

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Balance Sheets

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$761	$795	$—	$1,556
Accounts and notes receivable, net	—	308	611	—	919
Intercompany receivable	3	904	581	(1,488)	—
Inventories	—	394	631	(90)	935
Prepaid expenses and other	—	57	15	11	83
Total current assets	3	2,424	2,633	(1,567)	3,493
Property, plant, and equipment	—	6,449	2,062	—	8,511
Less: Accumulated depreciation	—	(4,438)	(1,065)	—	(5,503)
Property, plant, and equipment, net	—	2,011	997	—	3,008
Goodwill and other intangible assets, net	—	152	14	—	166
Investments in affiliates	—	—	173	—	173
Investments in subsidiaries	4,393	—	—	(4,393)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	23	115	328	(13)	453
Total assets	$5,569	$4,702	$4,145	$(7,123)	$7,293
Liabilities
Current liabilities:
Accounts payable	$31	$606	$438	$—	$1,075
Current maturities of long-term debt	15	—	—	—	15
Intercompany payable	542	581	365	(1,488)	—
Other accrued liabilities	34	343	181	—	558
Total current liabilities	622	1,530	984	(1,488)	1,648
Long-term debt, net	4,087	10	—	—	4,097
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	—	127	105	(24)	208
Other liabilities	—	388	87	—	475
Total liabilities	4,709	2,055	2,326	(2,662)	6,428
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	860	2,647	1,814	(4,461)	860
Non-controlling interests	—	—	5	—	5
Total equity	860	2,647	1,819	(4,461)	865
Total liabilities and equity	$5,569	$4,702	$4,145	$(7,123)	$7,293

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(159)	$10	$1,289	$—	$1,140
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(390)	(108)	—	(498)
Acquisition of business, net	—	(37)	—	—	(37)
Proceeds from sales of assets and businesses, net	—	46	—	—	46
Intercompany investing activities	—	(153)	(999)	1,152	—
Foreign exchange contract settlements, net	—	2	—	—	2
Cash used for investing activities	—	(532)	(1,107)	1,152	(487)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	—	—	—	520
Debt repayments	(679)	—	—	—	(679)
Payments related to extinguishment of debt	(29)	—	—	—	(29)
Payments of debt issuance costs	(12)	—	—	—	(12)
Purchases of treasury stock, at cost	(644)	—	—	—	(644)
Intercompany financing activities	1,152	—	—	(1,152)	—
Proceeds from exercised stock options, net	16	—	—	—	16
Payments related to tax withholdings on vested restricted stock units	(17)	—	—	—	(17)
Payments of dividends	(148)	—	—	—	(148)
Cash provided by (used for) financing activities	159	—	—	(1,152)	(993)
Effect of exchange rate changes on cash and cash equivalents	—	—	(15)	—	(15)
(Decrease) increase in cash and cash equivalents	—	(522)	167	—	(355)
Cash and cash equivalents at January 1,	—	761	795	—	1,556
Cash and cash equivalents at December 31,	$—	$239	$962	$—	$1,201

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2017
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(132)	$603	$169	$—	$640
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(327)	(84)	—	(411)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	220	—	(220)	—
Foreign exchange contract settlements, net	—	2	—	—	2
Cash used for investing activities	—	(66)	(84)	(220)	(370)
Cash flows from financing activities
Intercompany short-term borrowings, net	(220)	—	—	220	—
Proceeds from issuance of debt, net	495	—	—	—	495
Debt repayments	(27)	—	—	—	(27)
Payments related to extinguishment of debt	(1)	—	—	—	(1)
Payments of debt issuance costs	(6)	—	—	—	(6)
Purchases of treasury stock, at cost	(106)	—	—	—	(106)
Proceeds from exercised stock options, net	31	—	—	—	31
Payments related to tax withholdings on vested restricted stock units	(12)	—	—	—	(12)
Payments of dividends	(22)	—	—	—	(22)
Cash provided by financing activities	132	—	—	220	352
Effect of exchange rate changes on cash and cash equivalents	—	—	32	—	32
Increase in cash and cash equivalents	—	537	117	—	654
Cash and cash equivalents at January 1,	—	224	678	—	902
Cash and cash equivalents at December 31,	$—	$761	$795	$—	$1,556

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Condensed Consolidating Statements of Cash Flows

	Year Ended December 31, 2016
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(176)	$355	$415	$—	$594
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(233)	(105)	—	(338)
Proceeds from sales of assets and businesses, net	—	591	117	—	708
Intercompany investing activities	—	(560)	—	560	—
Investments in affiliates	—	—	(1)	—	(1)
Foreign exchange contract settlements, net	—	(12)	—	—	(12)
Cash (used for) provided by investing activities	—	(214)	11	560	357
Cash flows from financing activities
Intercompany short-term borrowings, net	560	—	—	(560)	—
Debt repayments	(369)	(12)	—	—	(381)
Payments of debt issuance costs	(4)	—	—	—	(4)
Proceeds from exercised stock options, net	11	—	—	—	11
Payments of dividends	(22)	—	—	—	(22)
Cash provided by (used for) financing activities	176	(12)	—	(560)	(396)
Effect of exchange rate changes on cash and cash equivalents	—	—	(19)	—	(19)
Increase in cash and cash equivalents	—	129	407	—	536
Cash and cash equivalents at January 1,	—	95	271	—	366
Cash and cash equivalents at December 31,	$—	$224	$678	$—	$902