Form 10-Q
period 2019-03-31
Chemours Co
filed 2019-05-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock ($.01 par value)	CC	New York Stock Exchange

The registrant had 163,963,626 shares of common stock, $0.01 par value, outstanding at April 29, 2019.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,376	$1,730
Cost of goods sold	1,080	1,193
Gross profit	296	537
Selling, general, and administrative expense	156	143
Research and development expense	22	20
Restructuring, asset-related, and other charges	8	10
Total other operating expenses	186	173
Equity in earnings of affiliates	8	12
Interest expense, net	(51)	(52)
Other income, net	40	57
Income before income taxes	107	381
Provision for income taxes	13	84
Net income	94	297
Net income attributable to Chemours	$94	$297
Per share data
Basic earnings per share of common stock	$0.56	$1.63
Diluted earnings per share of common stock	0.55	1.58

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$107	$(13)	$94	$381	$(84)	$297
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	10	(3)	7	(34)	8	(26)
Unrealized gain on cash flow hedge	2	—	2	—	—	—
Reclassifications to net income - cash flow hedge	(3)	—	(3)	—	—	—
Hedging activities, net	9	(3)	6	(34)	8	(26)
Cumulative translation adjustment	7	—	7	108	—	108
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	3	—	3	(9)	—	(9)
Reclassifications to net income:
Amortization of actuarial loss	5	(1)	4	4	(1)	3
Settlement loss	1	—	1	—	—	—
Defined benefit plans, net	9	(1)	8	(5)	(1)	(6)
Other comprehensive income	25	(4)	21	69	7	76
Comprehensive income	132	(17)	115	450	(77)	373
Comprehensive income attributable to Chemours	$132	$(17)	$115	$450	$(77)	$373

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$697	$1,201
Accounts and notes receivable, net	847	861
Inventories	1,218	1,147
Prepaid expenses and other	85	84
Total current assets	2,847	3,293
Property, plant, and equipment	9,089	8,992
Less: Accumulated depreciation	(5,710)	(5,701)
Property, plant, and equipment, net	3,379	3,291
Operating lease right-of-use assets	323	—
Goodwill and other intangible assets, net	180	181
Investments in affiliates	166	160
Other assets	430	437
Total assets	$7,325	$7,362
Liabilities
Current liabilities:
Accounts payable	$1,042	$1,137
Current maturities of long-term debt	13	13
Other accrued liabilities	517	559
Total current liabilities	1,572	1,709
Long-term debt, net	3,965	3,959
Operating lease liabilities	265	—
Deferred income taxes	212	217
Other liabilities	495	457
Total liabilities	6,509	6,342
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 188,693,084 shares issued and 164,990,989 shares outstanding at March 31, 2019; 187,204,567 shares issued and 170,780,474 shares outstanding at December 31, 2018)	2	2
Treasury stock, at cost (23,702,095 shares at March 31, 2019; 16,424,093 shares at December 31, 2018)	(1,011)	(750)
Additional paid-in capital	845	860
Retained earnings	1,517	1,466
Accumulated other comprehensive loss	(543)	(564)
Total Chemours stockholders’ equity	810	1,014
Non-controlling interests	6	6
Total equity	816	1,020
Total liabilities and equity	$7,325	$7,362

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions)

	Common Stock			Treasury Stock
	Shares	Amount	Dividends per Share	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at January 1, 2018	185,343,034	$2	$—	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	286,618	—	—	—	—	—	—	—	—	—
Exercise of stock options, net	273,460	—	—	—	—	5	—	—	—	5
Purchases of treasury stock, at cost	—	—	—	4,979,152	(245)	—	—	—	—	(245)
Stock-based compensation expense	—	—	—	—	—	9	—	—	—	9
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(5)	—	—	—	(5)
Net income	—	—	—	—	—	—	297	—	—	297
Other comprehensive income	—	—	—	—	—	—	—	76	—	76
Balance at March 31, 2018	185,903,112	$2	$—	7,365,558	$(361)	$846	$876	$(366)	$5	$1,002

Balance at January 1, 2019	187,204,567	$2	$—	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,078,034	—	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	410,483	—	—	—	—	6	—	—	—	6
Purchases of treasury stock, at cost	—	—	—	7,278,002	(261)	—	—	—	—	(261)
Stock-based compensation expense	—	—	—	—	—	8	—	—	—	8
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	—	94	—	—	94
Dividends	—	—	0.25	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	—	21	—	21
Balance at March 31, 2019	188,693,084	$2	$0.25	23,702,095	$(1,011)	$845	$1,517	$(543)	$6	$816

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$94	$297
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	76	70
Gain on sales of assets and businesses	—	(42)
Equity in earnings of affiliates, net	(7)	17
Amortization of debt issuance costs and issue discounts	3	3
Deferred tax (benefit) provision	(7)	35
Stock-based compensation expense	8	9
Net periodic pension cost (income)	1	(3)
Defined benefit plan contributions	(6)	(4)
Other operating charges and credits, net	4	(1)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	16	(150)
Inventories and other operating assets	(49)	(18)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(177)	(17)
Cash (used for) provided by operating activities	(44)	196
Cash flows from investing activities
Purchases of property, plant, and equipment	(133)	(102)
Proceeds from sales of assets and businesses, net	—	39
Foreign exchange contract settlements, net	(1)	5
Cash used for investing activities	(134)	(58)
Cash flows from financing activities
Debt repayments	(3)	(4)
Purchases of treasury stock, at cost	(255)	(240)
Proceeds from exercised stock options, net	6	5
Payments related to tax withholdings on vested stock awards	(30)	(1)
Payments of dividends	(42)	(31)
Cash used for financing activities	(324)	(271)
Effect of exchange rate changes on cash and cash equivalents	(2)	11
Decrease in cash and cash equivalents	(504)	(122)
Cash and cash equivalents at January 1,	1,201	1,556
Cash and cash equivalents at March 31,	$697	$1,434

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$(11)	$(1)
Obligations incurred under build-to-suit lease arrangement	17	11
Purchases of treasury stock not settled by quarter-end	6	15
Tax payments accrued for withholdings on vested restricted stock units	—	4

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours,” or “the Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. The Company’s principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (“TiO2”) pigment. Chemours’ business consists of three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications.

Chemours separated from E. I. du Pont de Nemours and Company (“DuPont”) on July 1, 2015. On August 31, 2017, DuPont completed a merger with The Dow Chemical Company (“Dow”), pursuant to which, Dow and DuPont became subsidiaries of DowDuPont, Inc. (“DowDuPont”) with the intent to form three independent, publicly-traded companies. On April 1, 2019, Dow separated from DuPont as part of their planned reorganization. At this time, the agreements related to Chemours’ separation remain between Chemours and DuPont.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which, was not material to the Company’s interim consolidated financial statements.

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Changes to Disclosure Requirements for Defined Benefit Plans

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures, and adds new disclosure requirements that are considered relevant for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020 with retrospective application to all periods presented, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance, which it does not expect to be material.

Recently Adopted Accounting Guidance

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”), which supersedes the leases requirements in Topic 840. The core principle of ASU No. 2016-02 is that a lessee should recognize on the balance sheet the lease assets and lease liabilities that arise from all lease arrangements with terms greater than 12 months. Recognition of these lease assets and lease liabilities represents a change from previous GAAP, which did not require lease assets and lease liabilities to be recognized for operating leases.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company adopted ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, current maturities of long-term debt, and long-term debt, net, on the consolidated balance sheets. The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. The Company’s incremental borrowing rate, which is based on information available at the adoption date for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments.

The most significant impact of the Company’s adoption of ASU No. 2016-02 was the recognition of $333 of operating lease right-of-use assets and $349 of operating lease liabilities on its consolidated balance sheets at January 1, 2019. Operating lease right-of-use assets were reduced by $16 due to a tenant improvement allowance on a lease of office space. The Company’s adoption of ASU No. 2016-02 did not have any impact to the Company’s consolidated statements of operations, or its consolidated statements of cash flows. Further, there was no impact on the Company’s covenant compliance under its current debt agreements as a result of the adoption of ASU No. 2016-02.

The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company also elected the practical expedient to not assess whether existing or expired land easements contain a lease.

The Company does not recognize short-term leases on its consolidated balance sheets, and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Leases with the options to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Pursuant to the amendments, the Company, when acting as a customer to a cloud computing arrangement that is a service contract, is required to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Upon adoption, the Company had the option to elect whether it applies the amendments under ASU No. 2018-15 retrospectively, or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 on January 1, 2019 using the prospective adoption method, the effect of which, was not material to its financial position, results of operations, or cash flows for the three months ended March 31, 2019.

Note 3. Significant Transaction

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region, product group, and segment for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
		Chemical	Titanium
	Fluoroproducts	Solutions	Technologies	Total
Net sales by geographic region (1)
North America	$288	$74	$197	$559
Asia Pacific	163	16	166	345
Europe, the Middle East, and Africa	186	5	113	304
Latin America (2)	50	39	79	168
Total net sales	$687	$134	$555	$1,376

Net sales by product group
Fluorochemicals	$349	$—	$—	$349
Fluoropolymers	338	—	—	338
Mining solutions	—	68	—	68
Performance chemicals and intermediates	—	66	—	66
Titanium dioxide and other minerals	—	—	555	555
Total net sales	$687	$134	$555	$1,376
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$776	$790
Customer rebates	42	79
(1)

Accounts receivable - trade, net includes trade notes receivable of $3 and $2 and is net of allowances for doubtful accounts of $5 at March 31, 2019 and December 31, 2018, respectively. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at March 31, 2019 and December 31, 2018 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2019 were not significant. For the three months ended March 31, 2019, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2019 or December 31, 2018.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2019, Chemours had $132 of remaining performance obligations. The Company expects to recognize approximately 40% of its remaining performance obligations as revenue in 2019, an approximate additional 40% in 2020, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2019 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Restructuring and other charges:
Employee separation charges	$—	$3
Decommissioning and other charges	8	7
Total restructuring, asset-related, and other charges	$8	$10

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$—	$1
Corporate and Other	6	—
Total plant and product line closures	6	1
2017 Restructuring Program:
Fluoroproducts	1	3
Chemical Solutions	—	1
Corporate and Other	1	5
Total 2017 Restructuring Program	2	9
Total restructuring, asset-related, and other charges	$8	$10

Plant and Product Line Closures

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. For the three months ended March 31, 2018, the Company recorded additional decommissioning and dismantling-related charges of $1. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through 2021, which will be reflected in Chemical Solutions, and will be expensed as incurred. As of March 31, 2019, the Company incurred, in the aggregate, $36 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont. For the three months ended March 31, 2019, the Company incurred $6 in decommissioning and dismantling-related charges associated with these efforts. The Company expects to incur approximately $15 to $20 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred. As of March 31, 2019, the Company incurred, in the aggregate, $15 in restructuring charges related to these activities.

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $2 and $6 in restructuring-related charges for the three months as of March 31, 2019 and 2018, respectively.

In 2017, the Company also announced a voluntary separation program (“VSP”) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP received certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees separated from the Company through the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP were recognized over the period that each participating employee continued to provide service to Chemours, and amounted to $3 for the three months ended March 31, 2018.

The Company recorded charges of $2 and $9 for its 2017 program during the three months ended March 31, 2019 and 2018, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $61 at March 31, 2019. The Company has substantially completed all actions related to this program, and the remaining amounts accrued at March 31, 2019 are expected to be paid during the first half of 2019.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2019.

	2015 Global Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	Total
Balance at December 31, 2018	$1	$10	$5	$16
Credits to income	—	—	(1)	(1)
Payments	—	(9)	—	(9)
Balance at March 31, 2019	$1	$1	$4	$6

At March 31, 2019, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Leasing, contract services, and miscellaneous income (1)	$26	$3
Royalty income (2)	5	5
Gain on sales of assets and businesses (3)	—	42
Exchange gains, net (4)	6	—
Non-operating pension and other post-retirement employee benefit income	3	7
Total other income, net	$40	$57
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $24 and $2 for the three months ended March 31, 2019 and 2018, respectively.

(2)	Royalty income is primarily from technology licensing.
(3)	For the three months ended March 31, 2018, gain on sale includes a $42 gain associated with the sale of the Company’s Linden, New Jersey site.
(4)	Exchange gains, net includes gains and losses on foreign currency forward contracts.

Note 7. Income Taxes

For the three months ended March 31, 2019 and 2018, Chemours recorded provisions for income taxes of $13 and $84, resulting in effective income tax rates of approximately 12% and 22%, respectively. The Company’s provision for income taxes for the three months ended March 31, 2019 included $9 of income tax benefits related to legal settlements and restructuring costs, and $6 of income tax benefits related to windfalls on share-based payments. The Company’s provision for income taxes for the three months ended March 31, 2018 included $10 of income tax expenses related to certain asset sales and $8 of income tax expenses related to the impact of certain U.S. tax reform provisions, which were somewhat offset by $5 of income tax benefits related to windfalls on share-based payments. The remaining change in the Company’s effective tax rate from the prior year is primarily attributable to changes in its geographic mix of earnings.

With respect to U.S. tax reform, while management has completed its analysis within the applicable measurement period, pursuant to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, the Company is accounting for the tax impact of new provisions based on an interpretation of existing statutory law, including proposed regulations issued by the U.S. Treasury and the Internal Revenue Service. While there can be no assurances as to the effect of any final regulations on the Company’s provision for income taxes, management will continue to evaluate the impact as any regulations issued become final during 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to Chemours	$94	$297
Denominator:
Weighted-average number of common shares outstanding - basic	167,866,468	182,069,982
Dilutive effect of the Company’s employee compensation plans	4,194,432	6,263,215
Weighted-average number of common shares outstanding - diluted	172,060,900	188,333,197

Basic earnings per share of common stock	$0.56	$1.63
Diluted earnings per share of common stock	0.55	1.58

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Average number of stock options	683,135	—

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$776	$790
VAT, GST, and other taxes (2)	59	56
Other receivables (3)	12	15
Total accounts and notes receivable, net	$847	$861
(1)

Accounts receivable - trade, net includes trade notes receivable of $3 and $2 and is net of allowances for doubtful accounts of $5 at March 31, 2019 and December 31, 2018, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 and $1 for the three months ended March 31, 2019 and 2018, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Finished products	$724	$701
Semi-finished products	206	195
Raw materials, stores, and supplies	514	476
Inventories before LIFO adjustment	1,444	1,372
Less: Adjustment of inventories to LIFO basis	(226)	(225)
Total inventories	$1,218	$1,147

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $694 and $622 (or 48% and 45%) of inventories before the LIFO adjustments at March 31, 2019 and December 31, 2018, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Equipment	$7,382	$7,344
Buildings	918	914
Construction-in-progress	634	579
Land	119	119
Mineral rights	36	36
Property, plant, and equipment	9,089	8,992
Less: Accumulated depreciation	(5,710)	(5,701)
Total property, plant, and equipment, net	$3,379	$3,291

Depreciation expense amounted to $74 and $69 for the three months ended March 31, 2019 and 2018, respectively. Property, plant, and equipment, net includes a build-to-suit lease asset of $72 and $55 at March 31, 2019 and December 31, 2018, respectively.

Note 12. Leases

The Company leases certain office space, equipment, railcars, tanks, barges, tow boats, and warehouses. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets and lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 18 years. Some leases of equipment contain immaterial amounts of residual value guarantees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet location at March 31, 2019.

	Balance Sheet Location	March 31, 2019
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$323
Finance lease assets	Property, plant, and equipment, net	2
Total lease assets		$325

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities	$76
Non-current:
Operating lease liabilities	Operating lease liabilities	265
Finance lease liabilities	Long-term debt, net	2
Total non-current lease liabilities		267
Total lease liabilities		$343

The following table sets forth the components of the Company’s lease cost for the three months ended March 31, 2019.

Three Months Ended
March 31, 2019
Operating lease cost	$25
Short-term lease cost	1
Variable lease cost	4
Total lease cost	$30

The total cost associated with the Company’s finance leases amounted to less than $1 for the three months ended March 31, 2019.

The following table sets forth the cash flows related to the Company’s leases for the three months ended March 31, 2019.

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25

Non-cash operating lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$19

The total cash flows associated with the Company’s finance leases amounted to less than $1 for the three months ended March 31, 2019.

The following table sets forth the weighted-average term and weighted-average discount rate for the Company’s leases at March 31, 2019.

March 31, 2019
Weighted-average remaining lease term (years):
Operating leases	8.50
Finance leases	2.80

Weighted-average discount rate:
Operating leases	5.10%
Finance leases	4.90%

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	As of March 31, 2019
	Operating Leases	Finance Leases	Total
Remainder of 2019	$72	$—	$72
2020	73	2	75
2021	62	—	62
2022	44	—	44
2023	29	—	29
Thereafter	135	—	135
Total lease payments	415	2	417
Less: Imputed interest	74	—	74
Present value of lease liabilities	$341	$2	$343

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter under the previous lease accounting standard.

	As of December 31, 2018
	Operating Leases	Finance Leases	Total
2019	$92	$—	$92
2020	70	2	72
2021	59	—	59
2022	42	—	42
2023	27	—	27
Thereafter	134	—	134
Total lease payments	$424	$2	$426

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“The Chemours Discovery Hub”). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected on the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, net, and a corresponding build-to-suit lease liability within long-term debt, net. Through March 31, 2019 and December 31, 2018, project costs paid by the owner-lessor amounted to $72 and $55, respectively. Construction of The Chemours Discovery Hub is expected to be completed by the end of 2019.
Note 13. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. For the three months ended March 31, 2019 and 2018, net sales to the Company’s equity method investees amounted to $32 and $27, respectively, and purchases from the Company’s equity method investees amounted to $44 and $37, respectively. The Company also received $1 and $30 in dividends from its equity method investees for the three months ended March 31, 2019 and 2018, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Capitalized repair and maintenance costs	$160	$178
Pension assets (1)	183	174
Deferred income taxes	46	46
Miscellaneous	41	39
Total other assets	$430	$437
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.

Note 15. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Trade payables	$1,010	$1,111
VAT and other payables	32	26
Total accounts payable	$1,042	$1,137

Note 16. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Compensation and other employee-related costs	$70	$108
Employee separation costs (1)	6	16
Accrued litigation (2)	31	76
Environmental remediation (2)	69	74
Income taxes	63	87
Customer rebates	42	79
Deferred income	7	6
Accrued interest	62	21
Operating lease liabilities (3)	76	—
Miscellaneous (4)	91	92
Total other accrued liabilities	$517	$559
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(3)	Represents the current portion of the Company’s operating lease liabilities, which is discussed further in “Note 2 – Recent Accounting Pronouncements” and “Note 12 – Leases.”
(4)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Debt

The following table sets forth the components of the Company’s debt at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$891	$893
Tranche B-2 euro term loan due May 2025 (€347 at March 31, 2019 and December 31, 2018)	391	396
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at March 31, 2019 and December 31, 2018)	507	513
5.375% due May 2027	500	500
Finance lease liabilities	2	2
Build-to-suit lease obligation	72	55
Total debt	4,021	4,017
Less: Unamortized issue discounts	(10)	(10)
Less: Unamortized debt issuance costs	(33)	(35)
Less: Current maturities of long-term debt	(13)	(13)
Total long-term debt, net	$3,965	$3,959

Senior Secured Credit Facilities

The Company’s credit agreement, as amended, provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”). No borrowings were outstanding under the Revolving Credit Facility at March 31, 2019 or December 31, 2018; however, Chemours had $103 and $104 in letters of credit issued and outstanding under this facility at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the effective interest rates on the class of term loans denominated in U.S. dollars (“Dollar Term Loan”) and the class of term loans denominated in euros (“Euro Term Loan”) were 4.25% and 2.50%, respectively. Also, at March 31, 2019, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.10% per annum.

Maturities

The Company has required quarterly principal payments related to its senior secured term loans equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the amended and restated credit agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Year Ended
December 31,
Remainder of 2019	$10
2020	13
2021	13
2022	13
2023	921
Thereafter	2,977
Total principal maturities on senior debt	$3,947

The Company’s senior secured credit facilities are also subject to a springing maturity in the event that its 6.625% senior unsecured notes due May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$891	$892	$893	$862
Tranche B-2 euro term loan due May 2025 (€347 at March 31, 2019 and December 31, 2018)	391	392	396	394
Senior unsecured notes:
6.625% due May 2023	908	942	908	918
7.000% due May 2025	750	793	750	761
4.000% due May 2026 (€450 at March 31, 2019 and December 31, 2018)	507	515	513	487
5.375% due May 2027	500	497	500	454
Total senior debt	3,947	$4,031	3,960	$3,876
Less: Unamortized issue discounts	(10)		(10)
Less: Unamortized debt issuance costs	(33)		(35)
Total senior debt, net	$3,904		$3,915

Note 18. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Environmental remediation (1)	$164	$152
Employee-related costs (2)	118	130
Accrued litigation (1)	91	53
Asset retirement obligations	50	51
Deferred revenue	6	7
Miscellaneous (3)	66	64
Total other liabilities	$495	$457
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $46 at March 31, 2019 and December 31, 2018.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Commitments and Contingent Liabilities

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

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At March 31, 2019 and December 31, 2018, there were approximately 1,300 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At March 31, 2019 and December 31, 2018, Chemours had an accrual of $37 related to these matters.

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. At March 31, 2019 and December 31, 2018, there were 21 and 19 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

Chemours maintained accruals of $22 related to the PFOA matters discussed below at March 31, 2019 and December 31, 2018. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Leach Settlement

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative cost associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of March 31, 2019, approximately $1.6 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours and is included in the $22 accrued for these matters at March 31, 2019 and December 31, 2018.

PFOA Leach Class Personal Injury

Further, under the Leach settlement, class members may pursue personal injury claims against DuPont only for those diseases for which the C8 Science Panel determined a probable link exists. Approximately 3,500 lawsuits were subsequently filed in various federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation (“MDL”) in Ohio federal court. These were resolved in March 2017 when DuPont entered into an agreement settling all MDL cases and claims, including all filed and unfiled personal injury cases and claims that were part of the plaintiffs’ counsel’s claims inventory, as well as cases tried to a jury verdict (“MDL Settlement”) for $670.7 in cash, with half paid by Chemours, and half paid by DuPont.

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

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 54 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court.

State of Ohio

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

PFAS

DuPont and Chemours have been named in other litigations brought by individuals, water districts, businesses, and a putative national medical monitoring putative class action alleging exposure to and/or contamination from perfluorinated and polyfluorinated compounds (“PFAS”), including PFOA.

Aqueous Film Forming Foam Matters

DuPont and Chemours have been named in four matters involving aqueous film forming foam (“AFFF”), which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Some matters have been transferred to a multidistrict litigation (“AFFF MDL”) in South Carolina federal court.

In February 2019, two commercial dairy farms near Cannon Air Force Base in New Mexico filed lawsuits in federal court in New Mexico against DuPont and Chemours, as well as against several manufacturers of AFFF. These cases allege that decades of use of AFFF for firefighting practice at the nearby Air Force base contaminated the groundwater, the aquifer, and the property with PFAS, including PFOA and “PFOS” (perfluorooctane sulfonic acid) and threatens their milk and crop production. These cases allege that DuPont and Chemours manufactured AFFF and its non-defined “constituents.” Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination, and punitive damages.

Also in February 2019, the City of Dayton, Ohio (“City”) filed an amended complaint to add DuPont and Chemours as defendants to a lawsuit filed in Ohio federal court against numerous AFFF manufacturers. The City alleges that decades of AFFF use in firefighting practice at Wright-Patterson Air Force Base in Ohio and at the City’s own firefighting practice center contaminated the drinking water supply. The City alleges that DuPont and Chemours manufactured AFFF and its non-defined “constituents.” The City seeks to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the PFAS contamination and punitive damages. The case was transferred to the AFFF MDL.

In April 2019, the Atlantic City Municipal Utilities Authority filed a complaint in New Jersey federal court against AFFF manufacturers, the Federal Aviation Administration (“FAA”), DuPont, and Chemours regarding use of AFFF at William J. Hughes Technical Center in New Jersey, an FAA-owned site. Plaintiffs allege that DuPont manufactured, marketed, sold, or otherwise promoted the use of AFFF and that Chemours is responsible for sharing DuPont liabilities. The plaintiff seeks to recover damages including clean-up costs, compensatory, and punitive damages regarding contamination of its drinking water wells.

Other PFAS Matters

DuPont has also been named in approximately 51 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed suit against numerous carpet manufacturers located in Dalton, Georgia and suppliers and former suppliers, including DuPont, in Alabama state court. The complaint alleges negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source, and seeks compensatory and punitive damages.

In February 2018, the New Jersey-American Water Company, Inc. (“NJAW”) filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges in violation of the New Jersey Spill Compensation and Control Act (“Spill Act”), were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees.

In October 2018, a putative class action was filed in Ohio federal court against 3M Company (“3M”), DuPont, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.”

In December 2018, the owners of a dairy farm filed a lawsuit in Maine state court against numerous defendants including DuPont and Chemours alleging that their dairy farm was contaminated by PFAS, including PFOS and PFOA present in treated municipal sewer sludge used in agricultural spreading applications on their farm. The complaint asserts negligence, trespass, and other tort and state statutory claims and seeks damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In January 2019, the Town of East Hampton, New York (“Town”) filed a lawsuit against DuPont, Chemours, and numerous other defendants in New York state court alleging that it has and will incur costs for assessment, remediation, and response to address PFAs contamination, including PFOA and PFOS in drinking water and the environment. As to DuPont and Chemours, the Town alleges that PFOA and/or PFOS washed from clothing or cleaning supplies to cesspools and then subsurface water. In addition to cost recovery, the Town seeks natural resource damages, compensatory and punitive damages, and injunctive relief. Other defendants, identified as manufacturers of AFFF, transferred the case to the AFFF MDL.

In February 2019, the Ridgewood City Water Department (“Ridgewood Water”), a public water supplier in Bergen County, New Jersey filed a lawsuit in New Jersey state court against DuPont, Chemours, and numerous other defendants. As to DuPont and Chemours, Ridgewood Water alleges that “PTFE” (polytetrafluoroethylene fluoropolymers) is one of the sources of alleged PFAS contamination, including PFOA and PFOS. Ridgewood Water seeks declaratory relief requiring defendants to pay for assessment, remediation, and response costs, as well as compensatory and punitive damages.

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against defendants, including Chemours. Of these actions, the State-wide PFAS Directive and the lawsuits concerning the Company’s Chambers Works, New Jersey and Parlin, New Jersey sites involve PFAS. All the NJ DEP matters are described further below.

PFOA and PFAS Summary

There may be additional lawsuits filed related to PFOA and/or PFAS, including DuPont’s use of PFOA, its manufacture of PFOA, or its customers’ use of DuPont products. Any such litigation could result in Chemours incurring additional costs and liabilities. Management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons, including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. The Directives are: (i) a state-wide PFAS Directive issued to DuPont, DowDuPont, DuPont Specialty Products USA, LLC (“DuPont SP USA”), Solvay S.A., 3M, and Chemours seeking a meeting to discuss future costs for PFAS-related costs incurred by the NJ DEP and establishing a funding source for such costs by the Directive recipients, and information relating to historic and current use of certain PFAS compounds; and, (ii) a Pompton Lakes natural resource damage Directive to DuPont and Chemours demanding $0.1 to cover the cost of preparation of a natural resource damage assessment plan and access to related documents.

The lawsuits filed in New Jersey state courts by the NJ DEP are: (i) in Salem County, against DuPont, 3M, and Chemours, primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at separation; (ii) in Middlesex County, against DuPont, DuPont SP USA, 3M, and Chemours, primarily alleging clean-up and removal costs, and damages and natural resource damages under the Spill Act, WPCA, ISRA, and common law regarding past and present operations at Parlin, a DuPont-owned site; (iii) in Gloucester County, against DuPont and Chemours, primarily alleging clean-up and removal costs, and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at separation, which has been sold; and, (iv) in Passaic County, against DuPont and Chemours, primarily alleging clean-up and removal costs, and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS.

Management believes that a loss is reasonably possible as to these matters, but not estimable for reasons including that these matters are in their early stages, and have significant factual issues to be resolved.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including one putative class action, pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and damages under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”). At separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

On July 13, 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued the NC DEQ in North Carolina state court, seeking to require the NC DEQ to take additional actions as to the Fayetteville facility. On August 29, 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the Clean Water Act (“CWA”) and the Toxic Substances Control Act (“TSCA”), seeking declaratory and injunctive relief and penalties.

On February 25, 2019, the North Carolina Superior Court for Bladen County approved a Consent Order between NC DEQ and the Company resolving the State’s and CFRW’s lawsuits and other matters (including issues regarding the legislation referenced above and Notices of Violation (“NOVs”) issued by the State) and litigation brought by CFRW. Under its terms, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and continues to take additional actions to address site surface water, groundwater, and air emissions, including installing technology to abate future emissions by specified dates and meeting specified emissions reductions (with stipulated penalties for failures to do so). In connection with the approved Consent Order, the Company accrued an additional $27 during the first quarter of 2019 and had total accrued liabilities of $83 for this matter at March 31, 2019, of which, $58 is treated as accrued litigation costs. The Company’s estimated liability is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected properties, the type of water treatment system required, the cost of proposed water treatment systems and any related operation, maintenance, and monitoring (“OM&M”) requirements, assessed fines and penalties, and other charges contemplated by the Consent Order.

In February 2019, the Company received an NOV from the EPA alleging certain TSCA violations at its Fayetteville site. Matters raised in the NOV could have the potential to affect operations at the Fayetteville site. The Company responded to the EPA in March 2019 asserting that the Company has not violated environmental laws. At this time, management does not believe that a loss is probable related to the matters in this NOV.

It is also possible that issues relating to site discharges could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications. If such issues arise, if the Consent Order is modified, or as implementation of the obligations under the Consent Order proceed, an additional loss is reasonably possible but not estimable at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company has responded to grand jury subpoenas, produced witnesses before a grand jury and for interviews with government investigators and attorneys, and met with the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environmental Natural Resources Division of the U.S. Department of Justice regarding their investigation into a potential violation of the CWA. Although the Company is not able at this point to predict the outcome of that investigation, it is reasonably possible that it could result in a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies.

Civil actions have been filed against DuPont and Chemours in North Carolina federal court relating to discharges from the Fayetteville site. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and an action by private well owners seeking compensatory and punitive damages. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits.

It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices, and litigation, and it is possible that these matters could materially affect the Company’s financial results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

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

Management determined that these delays represented a trigger event, which required the long-lived assets under construction at the facility and the Mining Solutions reporting unit’s goodwill to be tested for impairment at March 31, 2019. No impairments were noted as a result of these tests. If the Company is unable to resume construction on the facility, a significant portion of the associated long-lived assets could be impaired.

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

At March 31, 2019 and December 31, 2018, the consolidated balance sheets included liabilities relating to these matters of $233 and $226, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $450 above the amount accrued at March 31, 2019.

For the three months ended March 31, 2019 and 2018, Chemours incurred environmental remediation expenses of $15 and $11, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 20. Equity

2017 Share Repurchase Program

On November 30, 2017, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $500, plus any associated fees or costs in connection with the Company’s share repurchase activity (“2017 Share Repurchase Program”). Under the 2017 Share Repurchase Program, shares of Chemours’ common stock were purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2017 Share Repurchase Program became effective on November 30, 2017. On May 31, 2018, the Company completed the aggregate $500 in authorized purchases of Chemours’ issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and were accounted for using the cost method.

2018 Share Repurchase Program

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchase activity (“2018 Share Repurchase Program”). On February 13, 2019, the Company’s board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018 and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

Under the 2018 Share Repurchase Program, the Company purchased an additional 7,278,002 shares of Chemours’ issued and outstanding common stock during the first quarter of 2019, which amounted to $261 at an average share price of $35.87 per share. As of March 31, 2019, the Company has purchased a cumulative 13,628,859 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $511 at an average share price of $37.47 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at March 31, 2019 was $489.

Note 21. Stock-based Compensation

The Company’s total stock-based compensation expense for the three months ended March 31, 2019 and 2018 amounted to $8 and $9, respectively.

Stock Options

During the three months ended March 31, 2019, Chemours granted approximately 760,000 non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the assumptions used to determine the fair value of the Company’s stock option awards that were granted during the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Risk-free interest rate	2.60%
Expected term (years)	6.00
Volatility	48.07%
Dividend yield	2.63%
Fair value per stock option	$14.40

The Company recorded $4 and $5 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, approximately 6,980,000 stock options remained outstanding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Restricted Stock Units

During the three months ended March 31, 2019, Chemours granted approximately 150,000 restricted stock units (“RSUs”) to certain of its employees, which will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2019 and 2018. At March 31, 2019, approximately 270,000 RSUs remained non-vested.

Performance Share Units

During the three months ended March 31, 2019, Chemours granted approximately 200,000 performance share units (“PSUs”) to key senior management employees, which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

During the three months ended March 31, 2019, approximately 1,520,000 PSUs granted in 2016 to the Company’s key senior management employees vested, based on the attainment of certain performance and market-based conditions. Of the 1,520,000 PSUs that vested during the three months ended March 31, 2019, approximately 680,000 non-issued shares were cancelled to cover the employee portion of income taxes related to this award.

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied.

The Company recorded $2 in stock-based compensation expense specific to its PSUs for the three months ended March 31, 2019 and 2018. At March 31, 2019, approximately 540,000 PSUs at 100% of the target amount remained non-vested.

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (“ESPP”), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. In the first quarter of 2019, the Company executed an open market transaction to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to approximately 25,000 shares at $1.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 22. Financial Instruments

Derivative Instruments

Objectives and Strategies for Holding Derivative Instruments

In the ordinary course of business, Chemours enters into contractual arrangements (i.e., derivatives) to reduce its exposure to foreign currency risks. The Company has established a derivative program to be utilized for financial risk management, which currently includes three distinct risk management strategies: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are also used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; and, (iii) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s derivative program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The derivative program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2019, the Company had 15 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $424, and an average maturity of one month. At December 31, 2018, the Company had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $503, and an average maturity of one month. Chemours recognized a net loss of $2 and a net gain of $4 in other income, net for the three months ended March 31, 2019 and 2018, respectively.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2019, the Company had 95 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $158, and an average maturity of four months. At December 31, 2018, the Company had 75 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143, and an average maturity of four months. The Company recognized a pre-tax gain of $2 for the three months ended March 31, 2019 on its cash flow hedge within accumulated other comprehensive loss. For the three months ended March 31, 2019, $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $5 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $10 and a pre-tax loss of $34 for the three months ended March 31, 2019 and 2018, respectively, on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2019 and 2018.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2019 and December 31, 2018.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2019	December 31, 2018
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net	3	3
Total asset derivatives		$4	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities	$1	$1
Total liability derivatives		$1	$1

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

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the three months ended March 31, 2019 and 2018.

	Gain (Loss) Recognized In
			Other Comprehensive
Three months ended March 31,	Cost of Goods Sold	Other Income, Net	Income
2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	2
Euro-denominated debt designated as a net investment hedge	—	—	10

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$4	$—
Euro-denominated debt designated as a net investment hedge	—	—	(34)

Note 23. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension income (cost) is based on estimated values and the use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Service cost	$(3)	$(4)
Interest cost	(5)	(4)
Expected return on plan assets	13	15
Amortization of actuarial loss	(5)	(4)
Settlement loss	(1)	—
Total net periodic pension (cost) income	$(1)	$3

Amortization of actuarial loss	$5	$4
Settlement loss	1	—
Effect of foreign exchange rates	3	(9)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$9	$(5)

The Company made cash contributions of $6 and $4 to its defined benefit pension plans during the three months ended March 31, 2019 and 2018, respectively, and expects to make additional cash contributions of $11 to its defined benefit pension plans during the remainder of 2019.

Note 24. Segment Information

Chemours’ reportable segments are Fluoroproducts, Chemical Solutions, and Titanium Technologies. Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

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

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represents the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sales of assets and businesses; and,
•	other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments and Corporate and Other for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Corporate and Other	Total
2019
Net sales to external customers	$687	$134	$555	$—	$1,376
Adjusted EBITDA	159	15	126	(38)	262
Depreciation and amortization	32	6	30	8	76

2018
Net sales to external customers	$732	$144	$854	$—	$1,730
Adjusted EBITDA	206	11	294	(43)	468
Depreciation and amortization	28	5	30	7	70

The following table sets forth a reconciliation of Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Income before income taxes	$107	$381
Interest expense, net	51	52
Depreciation and amortization	76	70
Non-operating pension and other post-retirement employee benefit income	(3)	(7)
Exchange gains, net	(6)	—
Restructuring, asset-related, and other charges (1)	8	10
Gain on sales of assets and businesses (2)	—	(42)
Legal charges (3)	29	4
Adjusted EBITDA	$262	$468
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges.”
(2)	For the three months ended March 31, 2018, the Company recognized a gain of $42 on the sale of its Linden, New Jersey site.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three months ended March 31, 2019, legal charges included $27 in additional charges for the approved final Consent Order associated with certain matters at the Company’s Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities.”

Note 25. Subsequent Event

The Company repurchased an additional 1,387,241 shares of its issued and outstanding common stock under the 2018 Share Repurchase Program subsequent to March 31, 2019, which amounted to $53 at an average share price of $38.51 per share.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 26. Guarantor Condensed Consolidating Financial Information

The following guarantor condensed consolidating financial information is included in accordance with Rule 3-10 of Regulation S-X (“Rule 3-10”) in connection with the subsidiary guarantees of the “Notes” (collectively, the 6.625% senior unsecured notes due May 2023, the 7.000% senior unsecured notes due May 2025, the 4.000% senior unsecured notes due May 2026, which are denominated in euros, and the 5.375% senior unsecured notes due May 2027), in each case, issued by The Chemours Company (“Parent Issuer”). As of the dates indicated, each series of the Notes was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, subject to certain exceptions, by the same group of subsidiaries of the Parent Issuer (together, “Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned by the Company. None of the other subsidiaries of the Company, either direct or indirect, guarantee the Notes (together, “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three months ended March 31, 2019 and 2018;
•	the condensed consolidating balance sheets at March 31, 2019 and December 31, 2018; and,
•	the condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$877	$898	$(399)	$1,376
Cost of goods sold	—	741	737	(398)	1,080
Gross profit	—	136	161	(1)	296
Selling, general, and administrative expense	8	117	38	(7)	156
Research and development expense	—	20	2	—	22
Restructuring, asset-related, and other charges	—	8	—	—	8
Total other operating expenses	8	145	40	(7)	186
Equity in earnings of affiliates	—	—	8	—	8
Equity in earnings (loss) of subsidiaries	127	(2)	—	(125)	—
Interest (expense) income, net	(53)	—	2	—	(51)
Intercompany interest income (expense), net	9	5	(14)	—	—
Other income, net	9	34	4	(7)	40
Income before income taxes	84	28	121	(126)	107
(Benefit from) provision for income taxes	(10)	(1)	25	(1)	13
Net income	94	29	96	(125)	94
Net income attributable to Chemours	$94	$29	$96	$(125)	$94
Comprehensive income attributable to Chemours	$115	$29	$110	$(139)	$115

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended March 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,017	$1,174	$(461)	$1,730
Cost of goods sold	—	798	871	(476)	1,193
Gross profit	—	219	303	15	537
Selling, general, and administrative expense	10	102	40	(9)	143
Research and development expense	—	19	1	—	20
Restructuring, asset-related, and other charges	—	9	1	—	10
Total other operating expenses	10	130	42	(9)	173
Equity in earnings of affiliates	—	—	12	—	12
Equity in earnings of subsidiaries	331	—	—	(331)	—
Interest (expense) income, net	(56)	2	2	—	(52)
Intercompany interest income (expense), net	13	1	(14)	—	—
Other income (expense), net	9	73	(16)	(9)	57
Income before income taxes	287	165	245	(316)	381
(Benefit from) provision for income taxes	(10)	50	45	(1)	84
Net income	297	115	200	(315)	297
Net income attributable to Chemours	$297	$115	$200	$(315)	$297
Comprehensive income attributable to Chemours	$373	$117	$299	$(416)	$373

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	March 31, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$115	$582	$—	$697
Accounts and notes receivable, net	—	305	542	—	847
Intercompany receivables	18	967	383	(1,368)	—
Inventories	—	581	723	(86)	1,218
Prepaid expenses and other	—	51	29	5	85
Total current assets	18	2,019	2,259	(1,449)	2,847
Property, plant, and equipment	—	6,956	2,133	—	9,089
Less: Accumulated depreciation	—	(4,596)	(1,114)	—	(5,710)
Property, plant, and equipment, net	—	2,360	1,019	—	3,379
Operating lease right-of-use assets	—	300	23	—	323
Goodwill and other intangible assets, net	—	165	15	—	180
Investments in affiliates	—	—	166	—	166
Investments in subsidiaries	4,576	—	—	(4,576)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	17	141	281	(9)	430
Total assets	$5,761	$4,985	$3,763	$(7,184)	$7,325
Liabilities
Current liabilities:
Accounts payable	$—	$603	$439	$—	$1,042
Current maturities of long-term debt	13	—	—	—	13
Intercompany payables	970	103	295	(1,368)	—
Other accrued liabilities	68	297	153	(1)	517
Total current liabilities	1,051	1,003	887	(1,369)	1,572
Long-term debt, net	3,891	74	—	—	3,965
Operating lease liabilities	—	251	14	—	265
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	9	135	85	(17)	212
Other liabilities	—	411	84	—	495
Total liabilities	4,951	1,874	2,220	(2,536)	6,509
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	810	3,111	1,537	(4,648)	810
Non-controlling interests	—	—	6	—	6
Total equity	810	3,111	1,543	(4,648)	816
Total liabilities and equity	$5,761	$4,985	$3,763	$(7,184)	$7,325

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	December 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$239	$962	$—	$1,201
Accounts and notes receivable, net	—	297	564	—	861
Intercompany receivables	2	1,057	91	(1,150)	—
Inventories	—	483	749	(85)	1,147
Prepaid expenses and other	—	58	26	—	84
Total current assets	2	2,134	2,392	(1,235)	3,293
Property, plant, and equipment	—	6,870	2,122	—	8,992
Less: Accumulated depreciation	—	(4,591)	(1,110)	—	(5,701)
Property, plant, and equipment, net	—	2,279	1,012	—	3,291
Goodwill and other intangible assets, net	—	167	14	—	181
Investments in affiliates	—	—	160	—	160
Investments in subsidiaries	4,487	11	—	(4,498)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	17	154	274	(8)	437
Total assets	$5,656	$4,745	$3,852	$(6,891)	$7,362
Liabilities
Current liabilities:
Accounts payable	$—	$637	$500	$—	$1,137
Current maturities of long-term debt	13	—	—	—	13
Intercompany payables	698	92	360	(1,150)	—
Other accrued liabilities	21	341	198	(1)	559
Total current liabilities	732	1,070	1,058	(1,151)	1,709
Long-term debt, net	3,902	57	—	—	3,959
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	8	143	82	(16)	217
Other liabilities	—	372	85	—	457
Total liabilities	4,642	1,642	2,375	(2,317)	6,342
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	1,014	3,103	1,471	(4,574)	1,014
Non-controlling interests	—	—	6	—	6
Total equity	1,014	3,103	1,477	(4,574)	1,020
Total liabilities and equity	$5,656	$4,745	$3,852	$(6,891)	$7,362

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$53	$(26)	$(32)	$(39)	$(44)
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(113)	(20)	—	(133)
Intercompany investing activities	—	16	(279)	263	—
Foreign exchange contract settlements, net	—	(1)	—	—	(1)
Cash used for investing activities	—	(98)	(299)	263	(134)
Cash flows from financing activities
Debt repayments	(3)	—	—	—	(3)
Purchases of treasury stock, at cost	(255)	—	—	—	(255)
Intercompany financing activities	271	—	(47)	(224)	—
Proceeds from exercised stock options, net	6	—	—	—	6
Payments related to tax withholdings on vested stock awards	(30)	—	—	—	(30)
Payments of dividends	(42)	—	—	—	(42)
Cash used for financing activities	(53)	—	(47)	(224)	(324)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2)	—	(2)
Decrease in cash and cash equivalents	—	(124)	(380)	—	(504)
Cash and cash equivalents at January 1,	—	239	962	—	1,201
Cash and cash equivalents at March 31,	$—	$115	$582	$—	$697

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(17)	$33	$180	$—	$196
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(80)	(22)	—	(102)
Proceeds from sales of assets and businesses, net	—	39	—	—	39
Intercompany investing activities	—	(288)	—	288	—
Foreign exchange contract settlements, net	—	5	—	—	5
Cash used for investing activities	—	(324)	(22)	288	(58)
Cash flows from financing activities
Debt repayments	(4)	—	—	—	(4)
Purchases of treasury stock, at cost	(240)	—	—	—	(240)
Intercompany financing activities	288	—	—	(288)	—
Proceeds from exercised stock options, net	5	—	—	—	5
Payments related to tax withholdings on vested stock awards	(1)	—	—	—	(1)
Payments of dividends	(31)	—	—	—	(31)
Cash provided by (used for) financing activities	17	—	—	(288)	(271)
Effect of exchange rate changes on cash and cash equivalents	—	—	11	—	11
(Decrease) increase in cash and cash equivalents	—	(291)	169	—	(122)
Cash and cash equivalents at January 1,	—	761	795	—	1,556
Cash and cash equivalents at March 31,	$—	$470	$964	$—	$1,434

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the unaudited Interim Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E. I. du Pont de Nemours and Company, a Delaware corporation, and its consolidated subsidiaries (other than Chemours and its consolidated subsidiaries), unless the context otherwise requires.

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2018, and otherwise as discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. Our principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (“TiO2”) pigment. We manage and report our operating results through three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. Our Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. Our Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

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

Additionally, our Corporate Responsibility commitment focuses on three key principles – inspired people, a shared planet, and an evolved portfolio – in an effort to achieve, among other goals, increased diversity and inclusion in our global workforce, increased sustainability of our products, and becoming carbon positive. We call this responsible chemistry – it is rooted in who we are, and we expect that our Corporate Responsibility commitment will drive sustainable, long-term earnings growth.

The Chemours Company

Recent Developments

Fayetteville, North Carolina

In February 2019, we entered into a final Consent Order, which was originally proposed in November 2018, with the North Carolina Department of Environmental Quality (“NC DEQ”) and Cape Fear River Watch, a non-profit organization. The final Consent Order comprehensively addressed certain litigation and other matters at our Fayetteville, North Carolina facility and was accepted by the North Carolina Superior Court for Bladen County. In connection with the approved final Consent Order, we accrued an additional $27 million for on-site and off-site remediation efforts during the first quarter of 2019, and our total estimated liability for this matter was $83 million at March 31, 2019.

Capital Allocation

During the first quarter of 2019, we returned $303 million to our shareholders through the purchase of $261 million of our issued and outstanding common stock under our share repurchase program, and the payment of $42 million in dividends.

First Quarter 2019 Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Net sales	$1,376	$1,730
Cost of goods sold	1,080	1,193
Gross profit	296	537
Selling, general, and administrative expense	156	143
Research and development expense	22	20
Restructuring, asset-related, and other charges	8	10
Total other operating expenses	186	173
Equity in earnings of affiliates	8	12
Interest expense, net	(51)	(52)
Other income, net	40	57
Income before income taxes	107	381
Provision for income taxes	13	84
Net income	94	297
Net income attributable to Chemours	$94	$297
Per share data
Basic earnings per share of common stock	$0.56	$1.63
Diluted earnings per share of common stock	0.55	1.58

Net Sales

The following table sets forth the impact of price, volume, and currency on our net sales for the three months ended March 31, 2019.

Change in net sales from prior period	Three Months Ended March 31, 2019
Price	1%
Volume	(20)%
Currency	(1)%
Total change in net sales	(20)%

The Chemours Company

Our net sales decreased by $354 million (or 20%) to $1.4 billion for the three months ended March 31, 2019, compared with net sales of $1.7 billion for the same period in 2018. The decrease in our net sales for the three months ended March 31, 2019 was primarily attributable to a 20% decrease in volume, due to lower demand and expected share loss in our Titanium Technologies segment as we implement our Ti-PureTM Value Stabilization strategy. Unfavorable foreign currency movements added another 1% of headwind to our net sales. These decreases were somewhat offset by a 1% increase in price, driven primarily by the continued implementation of stable prices for Ti-PureTM TiO2 pigment in our Titanium Technologies segment, and higher prices for the Mining Solutions product line in our Chemical Solutions segment.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $113 million (or 9%) to $1.1 billion for the three months ended March 31, 2019, compared with COGS of $1.2 billion for the same period in 2018. The decrease in our COGS for the three months ended March 31, 2019 was primarily attributable to lower volume, which was somewhat offset by margin compression due to decreased volume, and higher costs for certain raw materials. We also experienced increased costs of approximately $33 million for certain operating issues in our Fluoroproducts segment, which included the start-up of our new OpteonTM refrigerants facility in Corpus Christi, Texas and unplanned outages at our Louisville, Kentucky facility.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $13 million (or 9%) to $156 million for the three months ended March 31, 2019, compared with SG&A expense of $143 million for the same period in 2018. The increase in our SG&A expense for the three months ended March 31, 2019 was primarily attributable to the accrual of an additional estimated liability of $27 million for the approved final Consent Order to settle certain litigation and other matters at our Fayetteville, North Carolina facility, the majority of which, was recorded as a component of our SG&A expense. This increase was somewhat offset by lower performance-related compensation expenses.

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $22 million for the three months ended March 31, 2019, compared with R&D expense of $20 million for the same period in 2018.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $2 million (or 20%) to $8 million for the three months ended March 31, 2019, compared with restructuring, asset-related, and other charges of $10 million for the same period in 2018. Our restructuring, asset-related, and other charges for the three months ended March 31, 2019 were primarily attributable to decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey. Our restructuring, asset-related, and other changes for the three months ended March 31, 2018 were primarily attributable to continued progress on our business process and information technology outsourcing efforts, as well as additional severance accruals under our 2017 restructuring program.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $4 million (or 33%) to $8 million for the three months ended March 31, 2019, compared with equity in earnings of affiliates of $12 million for the same period in 2018. The decrease in our equity in earnings of affiliates for the three months ended March 31, 2019 was primarily attributable to decreased profitability for our equity method investees in the Fluoroproducts segment.

Interest Expense, Net

Our interest expense, net decreased by $1 million (or 2%) to $51 million for the three months ended March 31, 2019, compared with interest expense, net of $52 million for the same period in 2018. The decrease in our interest expense, net for the three months ended March 31, 2019 was primarily attributable to a reduction in our interest costs resulting from the purchase of $250 million in outstanding principal on our U.S. dollar-denominated 6.625% senior unsecured notes due May 2023, and the purchase and redemption of all outstanding principal on our euro-denominated 6.125% senior unsecured notes due May 2023, both of which occurred during the second quarter of 2018. This decrease was mostly offset by an increase in interest costs resulting from the issuance of our euro-denominated 4.000% senior unsecured notes due May 2026 in June 2018, as well as lower interest income and capitalized interest during the first quarter of 2019.

The Chemours Company

Other Income, Net

Our other income, net decreased by $17 million (or 30%) to $40 million for the three months ended March 31, 2019, compared with other income, net of $57 million for the same period in 2018. The decrease in our other income, net was primarily attributable to the net result of a $42 million decrease in gain on sales of assets and businesses due to the sale of our Linden, New Jersey site during the first quarter of 2018, and a $22 million increase in leasing, contract services, and miscellaneous income during the first quarter of 2019, due to an increase in European Union (“EU”) fluorinated greenhouse gas quota authorization sales.

Provision for Income Taxes

Our provisions for income taxes amounted to $13 million and $84 million for the three months ending March 31, 2019 and 2018, which represented effective income tax rates of approximately 12% and 22%, respectively. The $71 million (or 85%) decrease in our provision for income taxes for the three months ended March 31, 2019 was primarily attributable to decreased profitability, as well as changes in the geographic mix of our earnings.

Segment Reviews

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment performance used by our Chief Operating Decision Maker (“CODM”) and is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represents the component of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sale of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2019 and 2018 is included in “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Fluoroproducts	$159	$206
Chemical Solutions	15	11
Titanium Technologies	126	294
Corporate and Other	(38)	(43)
Total Adjusted EBITDA	$262	$468

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Segment net sales	$687	$732
Adjusted EBITDA	159	206
Adjusted EBITDA margin	23%	28%

The following table sets forth the impacts of price, volume, and currency on our Fluoroproducts segment’s net sales for the three months ended March 31, 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2019
Price	—%
Volume	(4)%
Currency	(2)%
Total change in segment net sales	(6)%

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $45 million (or 6%) to $687 million for the three months ended March 31, 2019, compared with segment net sales of $732 million for the same period in 2018. The decrease in segment net sales for the three months ended March 31, 2019 was primarily attributable to a 4% decrease in volume, which is the result of lower base refrigerant sales in North America, due to a soft market, and lower OpteonTM stationary refrigerants sales in Europe, due to illegal imports. Sales of our OpteonTM refrigerants for mobile applications were above 2018 levels, and our fluoropolymers sales in the electronics markets offset global automotive market weakness. Unfavorable foreign currency movements added another 2% of headwind to our net sales.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $47 million (or 23%) to $159 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 23% for the three months ended March 31, 2019, compared with segment Adjusted EBITDA of $206 million and Adjusted EBITDA margin of 28% for the same period in 2018. The decrease in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2019 was primarily attributable to the aforementioned decrease in volume and unfavorable foreign currency movements. We also experienced increased costs of approximately $33 million driven by operating issues, including the start-up of our new OpteonTM refrigerants facility in Corpus Christi, Texas and unplanned outages at our Louisville, Kentucky facility. These impacts to segment Adjusted EBITDA and Adjusted EBITDA margin were somewhat offset by $24 million in EU fluorinated greenhouse gas quota authorization sales during the three months ended March 31, 2019, compared with $2 million for the three months ended March 31, 2018.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Segment net sales	$134	$144
Adjusted EBITDA	15	11
Adjusted EBITDA margin	11%	8%

The following table sets forth the impacts of price, volume, and currency on our Chemical Solutions segment’s net sales for the three months ended March 31, 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2019
Price	3%
Volume	(9)%
Currency	(1)%
Total change in segment net sales	(7)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $10 million (or 7%) to $134 million for the three months ended March 31, 2019, compared with segment net sales of $144 million for the same period in 2018. The decrease in segment net sales for the three months ended March 31, 2019 was primarily attributable to a 9% decrease in volume, due to lower demand across all product lines. Unfavorable foreign currency movements added another 1% of headwind to our net sales. These decreases were somewhat offset by higher prices in our Mining Solutions product line, which drove a 3% price increase in segment net sales for the three months ended March 31, 2019.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $4 million (or 36%) to $15 million and Adjusted EBITDA margin increased by approximately 300 basis points to 11% for the three months ended March 31, 2019, compared with segment Adjusted EBITDA of $11 million and Adjusted EBITDA margin of 8% for the same period in 2018. The increase in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2019 was primarily attributable to the aforementioned higher prices in our Mining Solutions product line, product mix, and lower costs associated with certain of our capital projects.

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Segment net sales	$555	$854
Adjusted EBITDA	126	294
Adjusted EBITDA margin	23%	34%

The following table sets forth the impacts of price, volume, and currency on our Titanium Technologies segment’s net sales for the three months ended March 31, 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2019
Price	1%
Volume	(35)%
Currency	(1)%
Total change in segment net sales	(35)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $299 million (or 35%) to $555 million for the three months ended March 31, 2019, compared with segment net sales of $854 million for the same period in 2018. The decrease in segment net sales for the three months ended March 31, 2019 was primarily attributable to a 35% decrease in volume, due to lower demand and expected share loss as we implement our Ti-PureTM Value Stabilization strategy. Unfavorable foreign currency movements added another 1% of headwind to our net sales. Price, however, increased by 1%, due to the continued implementation of stable prices for our Ti-PureTM TiO2 pigment.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $168 million (or 57%) to $126 million and Adjusted EBITDA margin decreased by approximately 1,100 basis points to 23% for the three months ended March 31, 2019, compared with segment Adjusted EBITDA of $294 million and Adjusted EBITDA margin of 34% for the same period in 2018. The decrease in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2019 was primarily attributable to the aforementioned decrease in volume and unfavorable foreign currency movements, margin compression due to decreased volume, and increased costs for certain raw materials.

The Chemours Company

Corporate and Other

Corporate costs and certain legacy legal and environmental expenses, stock-based compensation costs, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other. Corporate and Other costs decreased by $5 million (or 12%) to $38 million for the three months ended March 31, 2019, compared with Corporate and Other costs of $43 million for the same period in 2018. This decrease was primarily attributable to lower performance-related compensation expenses, and lower costs associated with certain legacy environmental matters.

2019 Outlook

Our 2019 results will be driven by the following expectations: (i) 2019 volume for our Titanium Technologies segment will be below 2018 volume levels as we execute our Ti-PureTM Value Stabilization strategy; (ii) there will be continued transition to OpteonTM refrigerants, as well as increased demand for fluoropolymers products in our Fluoroproducts segment; and, (iii) there will be continued demand for Mining Solutions products in our Chemical Solutions segment. We expect that our capital expenditures will be approximately $500 million. Our outlook for 2019 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. These expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, and borrowings under our debt financing arrangements, which are described in further detail in “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) return cash to shareholders through dividends and share repurchases; and, (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

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

We anticipate making significant payments for interest, capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide us with sufficient liquidity over the next 12 months. The availability under our Revolving Credit Facility, which is discussed further in in “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, is subject to the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement.

At March 31, 2019, we had total cash and cash equivalents of $697 million, of which, $582 million was held by our foreign subsidiaries, and certain of these foreign subsidiaries’ earnings are indefinitely reinvested. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At March 31, 2019, management believed that sufficient liquidity was available in the U.S., which includes borrowing capacity under our revolving credit facility, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. Beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. See “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information related to our income tax positions.

In April 2019, we borrowed $75 million under our revolving loan, which will be used for general corporate purposes.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash (used for) provided by operating activities	$(44)	$196
Cash used for investing activities	(134)	(58)
Cash used for financing activities	(324)	(271)

Operating Activities

We used $44 million in cash flows for our operating activities during the three months ended March 31, 2019, compared with the receipt of $196 million in cash flows from our operating activities for the same period in 2018. The decrease in cash flows from our operating activities for the three months ended March 31, 2019 was primarily attributable to a decrease in our net income, as well as an increase in our operating cash outflows for working capital items due to payments on accounts payable and certain other accrued expenses.

Investing Activities

We used $134 million and $58 million in cash flows for our investing activities during the three months ended March 31, 2019 and 2018, respectively. Our investing cash outflows for the three months ended March 31, 2019 were primarily attributable to $133 million in purchases of property, plant, and equipment. Our investing cash outflows for the three months ended March 31, 2018 were primarily attributable to $102 million in purchases of property, plant, and equipment, which were somewhat offset by $39 million in net proceeds from the sale of our Linden, New Jersey site.

Financing Activities

We used $324 million and $271 million in cash flows for our financing activities during the three months ended March 31, 2019 and 2018, respectively. Our financing cash outflows for the three months ended March 31, 2019 were primarily attributable to $255 million in purchases of our issued and outstanding common stock under our share repurchase program, $42 million in payments for cash dividends, and $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards. Our financing cash outflows for the three months ended March 31, 2018 were primarily attributable to $240 million in purchases of our issued and outstanding common stock under our share repurchase program, and $31 million in payments for cash dividends.

Current Assets

The following table sets forth the components of our current assets at March 31, 2019 and December 31, 2018.

(Dollars in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$697	$1,201
Accounts and notes receivable, net	847	861
Inventories	1,218	1,147
Prepaid expenses and other	85	84
Total current assets	$2,847	$3,293

Our accounts and notes receivable, net, decreased by $14 million (or 2%) to $847 million at March 31, 2019, compared with accounts and notes receivable, net of $861 million at December 31, 2018. The decrease in our accounts and notes receivable, net at March 31, 2019 was primarily attributable to the timing of payments from our customers and a decrease in our net sales for the first quarter of 2019, compared with the fourth quarter of 2018.

Our inventories increased by $71 million (or 6%) to $1.2 billion at March 31, 2019, compared with inventories of $1.1 billion at December 31, 2018. The increase in our inventories at March 31, 2019 was primarily attributable to the strategic acquisition of ore in our Titanium Technologies segment, and lower net sales volume for the three months ended March 31, 2019.

Our prepaid expenses and other assets remained largely unchanged at $85 million at March 31, 2019, compared with prepaid expenses and other assets of $84 million at December 31, 2018.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2019 and December 31, 2018.

(Dollars in millions)	March 31, 2019	December 31, 2018
Accounts payable	$1,042	$1,137
Current maturities of long-term debt	13	13
Other accrued liabilities	517	559
Total current liabilities	$1,572	$1,709

Our accounts payable decreased by $95 million (or 8%) to $1.0 billion at March 31, 2019, compared with accounts payable of $1.1 billion at December 31, 2018. The decrease in our accounts payable at March 31, 2019 was primarily attributable to the timing of vendor payments.

Our current maturities of long-term debt remained largely unchanged at $13 million at March 31, 2019 and December 31, 2018.

Our other accrued liabilities decreased by $42 million (or 8%) to $517 million at March 31, 2019, compared with other accrued liabilities of $559 million at December 31, 2018. The decrease in our other accrued liabilities was primarily attributable to lower accrued compensation and employee-related costs, payments of certain accrued expenses, and changes in accrued litigation and environmental remediation costs. The decrease in our accrued liabilities for litigation and environmental remediation costs is the net result of an additional $27 million in charges under the final Consent Order to settle certain litigation and other matters at our Fayetteville, North Carolina facility, less payments and the reclassification of certain amounts to non-current liabilities on our consolidated balance sheets. These decreases were somewhat offset by our recognition of an operating lease liability in connection with our adoption of the new leasing standard on January 1, 2019, and higher amounts for accrued interest in connection with the timing of scheduled interest payments on our debt. For a more detailed discussion regarding the final Consent Order for our Fayetteville facility, see “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. For a more detailed discussion regarding our adoption of the new leasing standard, see “Note 2 – Recent Accounting Pronouncements” and “Note 12 – Leases” to the Interim Consolidated Financial Statements.

Credit Facilities and Notes

See “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our credit facilities and notes.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2019 and December 31, 2018, the total payment instructions from us amounted to $120 million and $210 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at March 31, 2019 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off Balance Sheet Arrangements

Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

The Chemours Company

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental reserve includes estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At March 31, 2019 and December 31, 2018, our consolidated balance sheets included environmental remediation accruals of $233 million and $226 million, respectively, relating to these matters, which, as discussed in further detail below, included $25 million and $10 million for our Fayetteville, North Carolina facility at March 31, 2019 and December 31, 2018, respectively. In management’s opinion, our environmental remediation accruals are appropriate based on existing facts and circumstances.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $450 million above the amount accrued at March 31, 2019. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position, results of operations, or cash flows for any given year, as such obligation can be satisfied or settled over many years.

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to the total environmental remediation accrual, the following table sets forth the sites that are the most significant.

(Dollars in millions)	March 31, 2019	December 31, 2018
Chambers Works, Deepwater, New Jersey	$18	$18
East Chicago, Indiana	20	21
Fayetteville Works, Fayetteville, North Carolina	25	10
Pompton Lakes, New Jersey	45	45
USS Lead, East Chicago, Indiana	11	15
All other sites	114	117
Total accrued environmental remediation	$233	$226

The five sites listed above represented 51% and 48% of our total environmental remediation accrual at March 31, 2019 and December 31, 2018, respectively. For these five sites, we expect to spend, in the aggregate, $70 million over the next three years. For all other sites, we expect to spend $73 million over the next three years.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures.

East Chicago, Indiana

East Chicago is a former manufacturing facility we own in East Chicago, Lake County, Indiana. The approximate 440-acre site is bounded to the south by the east branch of the Grand Calumet River, to the east and north by residential and commercial areas, and to the west by industrial areas, including a former lead processing facility. The inorganic chemicals unit on site produced various chloride, ammonia, and zinc products and inorganic agricultural chemicals beginning in 1892 until 1986. Organic chemical manufacturing began in 1944, consisting primarily of chlorofluorocarbons production. Current operations, including support activities, now cover 28 acres of the site. The remaining business was sold to W.R. Grace Company (“Grace”) in early 2000, and Grace operates the unit as a tenant. Approximately 172 acres of the site were never developed and are managed by The Nature Conservancy for habitat preservation.

A comprehensive evaluation of soil and groundwater conditions at the site was performed as part of the RCRA Corrective Action process. Studies of historical site impacts began in 1983 in response to preliminary CERCLA actions undertaken by the U.S. Environmental Protection Agency (“EPA”). The EPA eventually issued an Administrative Order on Consent for the site in 1997. The order specified that remediation work be performed under RCRA Corrective Action authority. Work has proceeded under the RCRA Corrective Action process since that time.

The Chemours Company

Subsequent investigations included the preparation of initial environmental site assessments and multiple phases of investigation. In 2002, as an interim remedial measure, two 2,000-foot long permeable reactive barrier treatment walls were installed along the northern property boundary to address migration of chemicals in groundwater. Since that time, the investigation process has been completed and approved by the EPA, and the final remedy for the site was issued by the EPA in July 2018.

Fayetteville Works, Fayetteville, North Carolina

The Fayetteville Works facility is located 15 miles southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by DuPont in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the site manufactures plastic sheeting, fluorochemicals, and intermediates for plastics manufacturing. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. DuPont sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in June 2014. In July 2015, upon our separation from DuPont, we became the owner of the Fayetteville Works land assets along with fluoromonomers, Nafion® membranes, and the related polymer processing aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with DuPont.

Beginning in 1996, several stages of site investigation were conducted under NC DEQ oversight, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ, we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed under the "Recent Developments" section of this MD&A, and further in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we and the NC DEQ have filed a final Consent Order that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding our Fayetteville, North Carolina facility and resolved litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. Of the total estimated liability of $83 million accrued for this matter March 31, 2019, $25 million is included within our overall environmental remediation accrual, and is related to on-site groundwater and surface water conditions that require further study and clean-up action, and the estimated accruable costs associated with certain on-site capital projects under the final Consent Order.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection (“NJ DEP”), remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In June 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete.

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (“USS Lead”) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic, which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. DuPont’s former East Chicago manufacturing facility was located adjacent to the site, and DuPont assigned responsibility for the site to us in the separation agreement.

The Chemours Company

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and DuPont entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties – Atlantic Richfield, DuPont, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. In March 2018, the EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, DuPont, U.S. Metals, and USS Lead Muller Group, and these parties have entered into an interim allocation agreement to complete that work by the end of 2019. There is uncertainty as to whether these parties will be able to agree on a final allocation for Zone 2 and/or the other Zones, and whether any additional PRPs may be identified.

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

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. Further discussion related to these matters is included in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

PFOA

See our discussion under the heading “PFOA” in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Non-GAAP Financial Measures

We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“EPS”), Free Cash Flows (“FCF”), and Return on Invested Capital (“ROIC”) – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represents the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	asset impairments;
•	(gains) losses on sales of business or assets; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted Net Income is defined as our net income or loss, adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is presented on a diluted basis and is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding, accounting for the dilutive impact of our stock-based compensation awards. FCF is defined as our cash flows provided by (used for) operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted Earnings before Interest and Taxes (“EBIT”), divided by the average of our invested capital, which amounts to our net debt, plus equity.

The Chemours Company

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Net income attributable to Chemours	$94	$297
Non-operating pension and other post-retirement employee benefit income	(3)	(7)
Exchange gains, net	(6)	—
Restructuring, asset-related, and other charges (1)	8	10
Gain on sales of assets and businesses (2)	—	(42)
Legal charges (3)	29	4
Adjustments made to income taxes (4)	(5)	(5)
(Benefit from) provision for income taxes relating to reconciling items (5)	(8)	9
Adjusted Net Income	109	266
Interest expense, net	51	52
Depreciation and amortization	76	70
All remaining provision for income taxes	26	80
Adjusted EBITDA	$262	$468

Weighted-average number of common shares outstanding - basic	167,866,468	182,069,982
Dilutive effect of our employee compensation plans	4,194,432	6,263,215
Weighted-average number of common shares outstanding - diluted	172,060,900	188,333,197

Per share data
Basic earnings per share of common stock	$0.56	$1.63
Diluted earnings per share of common stock	0.55	1.58
Adjusted basic earnings per share of common stock	0.65	1.46
Adjusted diluted earnings per share of common stock	0.63	1.41
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	For the three months ended March 31, 2018, we recognized a gain of $42 million on the sale of our Linden, New Jersey site.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three months ended March 31, 2019, legal charges included $27 million in additional charges for the approved final Consent Order associated with certain matters at our Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

(4)

Includes the removal of certain discrete income tax impacts within our provision for income taxes. For the three months ended March 31, 2019 and 2018, these amounts were primarily attributable to income tax benefits for windfalls on our share-based payments.

(5)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represents both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash flows (used for) provided by operating activities	$(44)	$196
Less: Purchases of property, plant, and equipment	(133)	(102)
Free Cash Flows	$(177)	$94

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents at March 31, 2019 and 2018.

	Period Ended March 31,
(Dollars in millions)	2019	2018
Adjusted EBITDA (1)	$1,535	$1,605
Less: Depreciation and amortization (1)	(289)	(272)
Adjusted EBIT	1,246	1,333

Total debt	3,978	4,155
Total equity	816	1,002
Less: Cash and cash equivalents	(697)	(1,434)
Invested capital, net	$4,097	$3,723

Average invested capital (2)	$3,853	$3,327

Return on Invested Capital	32.3%	40.1%
(1)

Based on amounts for the trailing 12 months ended March 31, 2019 and 2018. Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2019 and 2018.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2019, we had 15 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $424 million, the fair value of which amounted to less than $1 million. At December 31, 2018, we had 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $503 million, the fair value of which amounted also to less than $1 million. We recognized a net loss of $2 million and a net gain of $4 million for the three months ended March 31, 2019 and 2018, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2019, we had 95 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $158 million, the fair value of which amounted to $3 million of net unrealized gain. At December 31, 2018, we had 75 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143 million, the fair value of which also amounted to $3 million of net unrealized gain. We recognized a pre-tax gain of $2 million for the three months ended March 31, 2019 on our cash flow hedge within accumulated other comprehensive loss. For the three months ended March 31, 2019, $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $10 million and a pre-tax loss of $34 million on our net investment hedge within accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, respectively.

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 22 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

The Chemours Company

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (“SEC”). These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosures.

As of March 31, 2019, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to Fayetteville, North Carolina, as discussed in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

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

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR,” formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2018, all of them publicly-available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”). In December 2018, DCMR imposed a €1 million fine after undertaking waste water tests, which detected low levels of PFOA. DCMR continued taking samples and has imposed two additional fines in January 2019 and February 2019, each of which was €0.25 million. We have appealed the three fines and we believe that we have valid defenses to prevail. We continue to cooperate with all authorities in responding to information requests, including those related to a preliminary investigation initiated by a public prosecutor.

The Chemours Company

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA alleging certain Toxic Substances Control Act violations at our Fayetteville, North Carolina site. Matters raised in the NOV could have the potential to affect operations at the Fayetteville site. We responded to the EPA in March 2019 asserting that we have not violated environmental laws. At this time, management does not believe that a loss is probable related to the matters in this NOV. Further discussion related to this matter is included in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (“2018 Share Repurchase Program”). On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and will continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended March 31, 2019.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended January 31, 2019	3,198,563	$33.33	3,198,563	$643
Month ended February 28, 2019	2,202,448	37.86	2,202,448	560
Month ended March 31, 2019	1,876,991	37.86	1,876,991	489
Total	7,278,002	$35.87	7,278,002	$489
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

As of March 31, 2019, we have purchased a cumulative 13,628,859 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $511 million at an average share price of $37.47 per share. The aggregate amount of our common stock that remained available for repurchase at March 31, 2019 was $489 million.

Subsequent to March 31, 2019, we purchased an additional 1,387,241 shares of our issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $53 million at an average price of $38.51 per share.

The Chemours Company

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the Company’s surface mine in Starke, Florida is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None.

Item 6.EXHIBITS

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

THE CHEMOURS COMPANY
(Registrant)

Date:	May 3, 2019

By:	/s/ Mark E. Newman

Mark E. Newman
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)