Form 10-Q
period 2019-06-30
Chemours Co
filed 2019-08-02
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36794

The Chemours Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-4845564
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1007 Market Street, Wilmington, Delaware 19801

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock ($.01 par value)	CC	New York Stock Exchange

The registrant had 163,481,966 shares of common stock, $0.01 par value, outstanding at July 29, 2019.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,408	$1,816	$2,784	$3,546
Cost of goods sold	1,085	1,259	2,165	2,452
Gross profit	323	557	619	1,094
Selling, general, and administrative expense	136	161	292	304
Research and development expense	19	20	41	40
Restructuring, asset-related, and other charges	7	10	15	20
Total other operating expenses	162	191	348	364
Equity in earnings of affiliates	8	10	16	22
Interest expense, net	(52)	(48)	(103)	(100)
Loss on extinguishment of debt	—	(38)	—	(38)
Other income, net	16	33	55	90
Income before income taxes	133	323	239	704
Provision for income taxes	37	41	50	125
Net income	96	282	189	579
Less: Net income attributable to non-controlling interests	—	1	—	1
Net income attributable to Chemours	$96	$281	$189	$578
Per share data
Basic earnings per share of common stock	$0.58	$1.58	$1.14	$3.21
Diluted earnings per share of common stock	0.57	1.53	1.12	3.11

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$133	$(37)	$96	$323	$(41)	$282
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	(7)	2	(5)	48	(12)	36
Unrealized gain on cash flow hedge	—	—	—	7	(1)	6
Reclassifications to net income - cash flow hedge	(3)	—	(3)	—	—	—
Hedging activities, net	(10)	2	(8)	55	(13)	42
Cumulative translation adjustment	15	—	15	(160)	—	(160)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net loss	(3)	—	(3)	—	—	—
Prior service benefit	5	—	5	—	—	—
Effect of foreign exchange rates	(2)	—	(2)	13	—	13
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	7	(1)	6	4	—	4
Defined benefit plans, net	6	(1)	5	16	—	16
Other comprehensive income (loss)	11	1	12	(89)	(13)	(102)
Comprehensive income	144	(36)	108	234	(54)	180
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1	—	1
Comprehensive income attributable to Chemours	$144	$(36)	$108	$233	$(54)	$179

	Six Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$239	$(50)	$189	$704	$(125)	$579
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	3	(1)	2	13	(3)	10
Unrealized gain on cash flow hedge	2	—	2	7	(1)	6
Reclassifications to net income - cash flow hedge	(6)	—	(6)	—	—	—
Hedging activities, net	(1)	(1)	(2)	20	(4)	16
Cumulative translation adjustment	23	—	23	(53)	—	(53)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net loss	(3)	—	(3)	—	—	—
Prior service benefit	5	—	5	—	—	—
Effect of foreign exchange rates	1	—	1	5	—	5
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	12	(3)	9	7	(1)	6
Settlement loss	1	—	1	—	—	—
Defined benefit plans, net	15	(3)	12	11	(1)	10
Other comprehensive income (loss)	37	(4)	33	(22)	(5)	(27)
Comprehensive income	276	(54)	222	682	(130)	552
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1	—	1
Comprehensive income attributable to Chemours	$276	$(54)	$222	$681	$(130)	$551

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$630	$1,201
Accounts and notes receivable, net	879	861
Inventories	1,250	1,147
Prepaid expenses and other	73	84
Total current assets	2,832	3,293
Property, plant, and equipment	9,259	8,992
Less: Accumulated depreciation	(5,768)	(5,701)
Property, plant, and equipment, net	3,491	3,291
Operating lease right-of-use assets	322	—
Goodwill and other intangible assets, net	178	181
Investments in affiliates	177	160
Other assets	433	437
Total assets	$7,433	$7,362
Liabilities
Current liabilities:
Accounts payable	$956	$1,137
Current maturities of long-term debt	18	13
Other accrued liabilities	474	559
Total current liabilities	1,448	1,709
Long-term debt, net	4,190	3,959
Operating lease liabilities	265	—
Deferred income taxes	214	217
Other liabilities	487	457
Total liabilities	6,604	6,342
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 188,801,201 shares issued and 163,481,966 shares outstanding at June 30, 2019; 187,204,567 shares issued and 170,780,474 shares outstanding at December 31, 2018)	2	2
Treasury stock, at cost (25,319,235 shares at June 30, 2019; 16,424,093 shares at December 31, 2018)	(1,072)	(750)
Additional paid-in capital	853	860
Retained earnings	1,571	1,466
Accumulated other comprehensive loss	(531)	(564)
Total Chemours stockholders’ equity	823	1,014
Non-controlling interests	6	6
Total equity	829	1,020
Total liabilities and equity	$7,433	$7,362

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at April 1, 2018	185,903,112	$2	7,365,558	$(361)	$846	$876	$(366)	$5	$1,002
Common stock issued - compensation plans	69,089	—	—	—	—	—	—	—	—
Exercise of stock options, net	622,167	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	2,720,089	(139)	—	—	—	—	(139)
Shares issued under employee stock purchase plan	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	281	—	1	282
Dividends ($0.17 per share)	—	—	—	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	—	(102)	—	(102)
Other activity, net	—	—	—	—	—	—	(1)	—	(1)
Balance at June 30, 2018	186,594,368	$2	10,073,236	$(500)	$859	$1,127	$(469)	$6	$1,025

Balance at April 1, 2019	188,693,084	$2	23,702,095	$(1,011)	$845	$1,517	$(543)	$6	$816
Common stock issued - compensation plans	13,505	—	—	—	—	—	—	—	—
Exercise of stock options, net	94,612	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	1,617,140	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	96	—	—	96
Dividends ($0.25 per share)	—	—	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	12	—	12
Balance at June 30, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829

	Six Months Ended June 30,
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at January 1, 2018	185,343,034	$2	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	355,707	—	—	—	—	—	—	—	—
Exercise of stock options, net	895,627	—	—	—	13	—	—	—	13
Purchases of treasury stock, at cost	—	—	7,699,241	(384)	—	—	—	—	(384)
Shares issued under employee stock purchase plan	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	578	—	1	579
Dividends ($0.17 per share)	—	—	—	—	—	(30)	—	—	(30)
Other comprehensive loss	—	—	—	—	—	—	(27)	—	(27)
Balance at June 30, 2018	186,594,368	$2	10,073,236	$(500)	$859	$1,127	$(469)	$6	$1,025

Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,091,539	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	505,095	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	189	—	—	189
Dividends ($0.50 per share)	—	—	—	—	—	(83)	—	—	(83)
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at June 30, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$189	$579
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	154	142
Gain on sales of assets and businesses	(3)	(45)
Equity in earnings of affiliates, net	(15)	6
Loss on extinguishment of debt	—	38
Amortization of debt issuance costs and issue discounts	5	7
Deferred tax provision	2	38
Stock-based compensation expense	14	15
Net periodic pension cost (income)	1	(7)
Defined benefit plan contributions	(13)	(8)
Other operating charges and credits, net	1	(5)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(16)	(175)
Inventories and other operating assets	(70)	(74)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(287)	28
Cash (used for) provided by operating activities	(38)	539
Cash flows from investing activities
Purchases of property, plant, and equipment	(257)	(228)
Acquisition of business, net	—	(37)
Proceeds from sales of assets and businesses, net	1	41
Foreign exchange contract settlements, net	—	(6)
Cash used for investing activities	(256)	(230)
Cash flows from financing activities
Proceeds from issuance of debt, net	—	520
Proceeds from revolving loan	150	—
Debt repayments	(6)	(672)
Payments related to extinguishment of debt	—	(29)
Payments of debt issuance costs	—	(12)
Purchases of treasury stock, at cost	(322)	(394)
Proceeds from exercised stock options, net	8	13
Payments related to tax withholdings on vested stock awards	(30)	(6)
Payments of dividends	(83)	(61)
Cash used for financing activities	(283)	(641)
Effect of exchange rate changes on cash and cash equivalents	6	(7)
Decrease in cash and cash equivalents	(571)	(339)
Cash and cash equivalents at January 1,	1,201	1,556
Cash and cash equivalents at June 30,	$630	$1,217

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$(25)	$(1)
Obligations incurred under build-to-suit lease arrangement	30	26

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

Chemours separated from E. I. du Pont de Nemours and Company (“DuPont”) on July 1, 2015. On August 31, 2017, DuPont completed a merger with The Dow Chemical Company (“Dow”). Following their merger, DuPont and Dow engaged in a series of reorganization steps and in 2019 have now separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc., and Corteva, Inc. (“Corteva”).

Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References to “DuPont” refer to E. I. du Pont de Nemours and Company, which is now a subsidiary of Corteva.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Pursuant to the amendments, the Company, when acting as a customer to a cloud computing arrangement that is a service contract, is required to follow the guidance in Subtopic 350-40 to determine the implementation costs to capitalize as an asset related to the service contract and the costs to expense. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Upon adoption, the Company had the option to elect whether it applies the amendments under ASU No. 2018-15 retrospectively, or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 on January 1, 2019 using the prospective adoption method, the effect of which, was not material to its financial position, results of operations, or cash flows for the six months ended June 30, 2019.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and product group for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales by geographic region (1)
North America:
Fluoroproducts	$305	$310	$592	$613
Chemical Solutions	85	90	159	172
Titanium Technologies	176	239	372	472
Total North America	566	639	1,123	1,257
Asia Pacific:
Fluoroproducts	175	186	338	338
Chemical Solutions	16	21	31	41
Titanium Technologies	195	260	362	503
Total Asia Pacific	386	467	731	882
Europe, the Middle East, and Africa:
Fluoroproducts	178	249	364	471
Chemical Solutions	4	5	10	9
Titanium Technologies	123	245	237	492
Total Europe, the Middle East, and Africa	305	499	611	972
Latin America (2):
Fluoroproducts	54	56	104	110
Chemical Solutions	25	37	64	75
Titanium Technologies	72	118	151	250
Total Latin America	151	211	319	435
Total net sales	$1,408	$1,816	$2,784	$3,546

Net sales by product group
Fluorochemicals	$375	$444	$724	$838
Fluoropolymers	336	357	674	694
Mining solutions	61	71	130	137
Performance chemicals and intermediates	69	82	134	160
Titanium dioxide and other minerals	567	862	1,122	1,717
Total net sales	$1,408	$1,816	$2,784	$3,546
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$808	$790
Customer rebates	51	79
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and is net of allowances for doubtful accounts of $5 at June 30, 2019 and December 31, 2018. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at June 30, 2019 and December 31, 2018 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2019 were not significant. For the three and six months ended June 30, 2019, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2019 or December 31, 2018.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2019, Chemours had $117 of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue in 2019, an approximate additional 50% in 2020, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2019 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring and other charges:
Employee separation charges	$—	$3	$—	$6
Decommissioning and other charges	7	6	15	13
Total restructuring and other charges	7	9	15	19
Asset-related and other charges	—	1	—	1
Total restructuring, asset-related, and other charges	$7	$10	$15	$20

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$—	$2	$1	$3
Corporate and Other	6	1	12	1
Total plant and product line closures	6	3	13	4
2017 Restructuring Program:
Fluoroproducts	1	2	1	5
Chemical Solutions	—	1	—	1
Titanium Technologies	1	—	1	—
Corporate and Other	(1)	3	—	9
Total 2017 Restructuring Program	1	6	2	15
Total restructuring and other charges	$7	$9	$15	$19

Plant and Product Line Closures

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 for the six months ended June 30, 2019, and $2 and $3 for the three and six months ended June 30, 2018, respectively. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through 2021, which will be reflected in Chemical Solutions, and will be expensed as incurred. As of June 30, 2019, the Company incurred, in the aggregate, $36 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $6 and $12 for the three and six months ended June 30, 2019, respectively, and $1 for the three and six months ended June 30, 2018. The Company expects to incur approximately $10 in additional restructuring charges related to its Chambers Works site through the end of 2020, which will be reflected in Corporate and Other, and will be expensed as incurred. As of June 30, 2019, the Company incurred, in the aggregate, $21 in restructuring charges related to these activities.

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $1 and $2 in restructuring-related charges for the three and six months ended June 30, 2019, respectively, and $3 and $9 for the three and six months ended June 30, 2018, respectively.

In 2017, the Company also announced a voluntary separation program (“VSP”) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP received certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees separated from the Company through the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP were recognized over the period that each participating employee continued to provide service to Chemours, and amounted to $3 and $6 for the three and six months ended June 30, 2018, respectively.

The Company recorded charges for its 2017 program of $1 and $2 during the three and six months ended June 30, 2019, respectively, and $6 and $15 during the three and six months ended June 30, 2018, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $61 at June 30, 2019. The Company has substantially completed all actions related to this program.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2018 Restructuring Program

In the fourth quarter of 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The Company has substantially completed all actions related to this program.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2019.

	2015 Global Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	Total
Balance at December 31, 2018	$1	$10	$5	$16
Credits to income	(1)	—	—	(1)
Payments	—	(9)	(4)	(13)
Balance at June 30, 2019	$—	$1	$1	$2

At June 30, 2019, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasing, contract services, and miscellaneous income (1)	$16	$20	$41	$22
Royalty income (2)	4	1	9	7
Gain on sales of assets and businesses (3)	2	3	2	45
Exchange (losses) gains, net (4)	(9)	2	(3)	2
Non-operating pension and other post-retirement employee benefit income	3	7	6	14
Total other income, net	$16	$33	$55	$90
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $12 and $36 for the three and six months ended June 30, 2019, respectively, and $18 and $20 for the three and six months ended June 30, 2018, respectively.

(2)	Royalty income is primarily from technology licensing.
(3)	For the six months ended June 30, 2018, gain on sales of assets and businesses included a $42 gain associated with the sale of the Company’s Linden, New Jersey site.
(4)	Exchange (losses) gains, net includes gains and losses on foreign currency forward contracts.

Note 7. Income Taxes

For the three months ended June 30, 2019 and 2018, Chemours recorded provisions for income taxes of $37 and $41, respectively, resulting in effective income tax rates of approximately 28% and 13%, respectively. The change in the Company’s effective tax rate for the three months ended June 30, 2019 was primarily attributable to $6 of lower income tax benefits related to windfalls on its share-based payments, $8 of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, and the geographic mix of its earnings.

For the six months ended June 30, 2019 and 2018, Chemours recorded provisions for income taxes of $50 and $125, respectively, resulting in effective income tax rates of approximately 21% and 18%, respectively. The change in the Company’s effective tax rate for the six months ended June 30, 2019 was primarily attributable to $4 of lower income tax benefits related to windfalls on its share-based payments, $8 of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, and the geographic mix of its earnings.

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

Note 8. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Chemours	$96	$281	$189	$578
Denominator:
Weighted-average number of common shares outstanding - basic	164,118,816	177,798,484	165,982,289	179,922,433
Dilutive effect of the Company’s employee compensation plans	2,822,810	6,022,757	3,508,621	6,142,986
Weighted-average number of common shares outstanding - diluted	166,941,626	183,821,241	169,490,910	186,065,419

Basic earnings per share of common stock	$0.58	$1.58	$1.14	$3.21
Diluted earnings per share of common stock	0.57	1.53	1.12	3.11

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average number of stock options	1,800,298	—	1,241,716	—

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$808	$790
VAT, GST, and other taxes (2)	61	56
Other receivables (3)	10	15
Total accounts and notes receivable, net	$879	$861
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and is net of allowances for doubtful accounts of $5 at June 30, 2019 and December 31, 2018. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense was less than $1 for the three and six months ended June 30, 2019 and 2018.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Finished products	$745	$701
Semi-finished products	199	195
Raw materials, stores, and supplies	537	476
Inventories before LIFO adjustment	1,481	1,372
Less: Adjustment of inventories to LIFO basis	(231)	(225)
Total inventories	$1,250	$1,147

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $751 and $622 (or 51% and 45%) of inventories before the LIFO adjustments at June 30, 2019 and December 31, 2018, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Equipment	$7,523	$7,344
Buildings	926	914
Construction-in-progress	661	579
Land	113	119
Mineral rights	36	36
Property, plant, and equipment	9,259	8,992
Less: Accumulated depreciation	(5,768)	(5,701)
Total property, plant, and equipment, net	$3,491	$3,291

Depreciation expense amounted to $76 and $151 for the three and six months ended June 30, 2019 and $70 and $139 for the three and six months ended June 30, 2018, respectively. Property, plant, and equipment, net includes a build-to-suit lease asset of $85 and $55 at June 30, 2019 and December 31, 2018, respectively.

The Company’s gross finance lease assets amounted to $69 and $7 at June 30, 2019 and December 31, 2018, respectively. In the second quarter of 2019, a subsidiary of the Company renegotiated the terms of an existing Fluoroproducts supply contract with Changshu 3F Zhonghao New Chemical Materials Co., Ltd., a related party and equity method investee, to improve the long-term supply security and competitiveness relative to not-in-kind competition of its low global warming potential foam offering. The renegotiated supply contract resulted in the recognition of a finance lease asset and a corresponding finance lease liability, which amounted to $62.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet location at June 30, 2019.

	Balance Sheet Location	June 30, 2019
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$322
Finance lease assets, net	Property, plant, and equipment, net (Note 11)	64
Total lease assets		$386

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 16)	$74
Finance lease liabilities	Current maturities of long-term debt (Note 17)	5
Total current lease liabilities		79
Non-current:
Operating lease liabilities	Operating lease liabilities	265
Finance lease liabilities	Long-term debt, net (Note 17)	59
Total non-current lease liabilities		324
Total lease liabilities		$403

The following table sets forth the components of the Company’s lease cost for the three and six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$24	$49
Short-term lease cost	1	2
Variable lease cost	4	8
Total lease cost	$29	$59

The total cost associated with the Company’s finance leases amounted to less than $1 for the three and six months ended June 30, 2019.

The following table sets forth the cash flows related to the Company’s leases for the six months ended June 30, 2019.

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$40
Leased assets obtained in exchange for new finance lease liabilities	62

The total cash flows associated with the Company’s finance leases amounted to less than $1 for the six months ended June 30, 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the weighted-average term and weighted-average discount rate for the Company’s leases at June 30, 2019.

June 30, 2019
Weighted-average remaining lease term (years):
Operating leases	8.5
Finance leases	9.6

Weighted-average discount rate:
Operating leases	5.10%
Finance leases	5.90%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	As of June 30, 2019
	Operating Leases	Finance Leases	Total
Remainder of 2019	$49	$4	$53
2020	77	10	87
2021	67	8	75
2022	48	8	56
2023	32	8	40
Thereafter	147	45	192
Total lease payments	420	83	503
Less: Imputed interest	81	19	100
Present value of lease liabilities	$339	$64	$403

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter under the previous lease accounting standard.

	As of December 31, 2018
	Operating Leases	Finance Leases	Total
2019	$92	$—	$92
2020	70	2	72
2021	59	—	59
2022	42	—	42
2023	27	—	27
Thereafter	134	—	134
Total lease payments	$424	$2	$426

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“The Chemours Discovery Hub”). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected on the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, net, and a corresponding build-to-suit lease liability within long-term debt, net. Through June 30, 2019 and December 31, 2018, project costs paid by the owner-lessor amounted to $85 and $55, respectively. Construction of The Chemours Discovery Hub is expected to be completed by the end of 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $32 and $64 for the three and six months ended June 30, 2019, respectively, and $35 and $63 for the three and six months ended June 30, 2018, respectively. Purchases from the Company’s equity method investees amounted to $41 and $85 for the three and six months ended June 30, 2019, respectively, and $31 and $68 for the three and six months ended June 30, 2018, respectively. The Company also received less than $1 and $1 in dividends from its equity method investees for the three and six months ended June 30, 2019, respectively, and less than $1 and $28 for the three and six months ended June 30, 2018, respectively.

Note 14. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Capitalized repair and maintenance costs	$153	$178
Pension assets (1)	193	174
Deferred income taxes	39	46
Miscellaneous	48	39
Total other assets	$433	$437
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.

Note 15. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Trade payables	$929	$1,111
VAT and other payables	27	26
Total accounts payable	$956	$1,137

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Compensation and other employee-related costs	$58	$108
Employee separation costs (1)	2	16
Accrued litigation (2)	32	76
Environmental remediation (2)	78	74
Income taxes	57	87
Customer rebates	51	79
Deferred income	8	6
Accrued interest	21	21
Operating lease liabilities (3)	74	—
Miscellaneous (4)	93	92
Total other accrued liabilities	$474	$559
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(3)	Represents the current portion of the Company’s operating lease liabilities, which is discussed further in “Note 2 – Recent Accounting Pronouncements” and “Note 12 – Leases.”
(4)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

Note 17. Debt

The following table sets forth the components of the Company’s debt at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$889	$893
Tranche B-2 euro term loan due May 2025 (€346 at June 30, 2019 and €347 at December 31, 2018)	392	396
Revolving loan (1)	150	—
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at June 30, 2019 and December 31, 2018)	511	513
5.375% due May 2027	500	500
Finance lease liabilities	64	2
Build-to-suit lease obligation	85	55
Total debt	4,249	4,017
Less: Unamortized issue discounts	(9)	(10)
Less: Unamortized debt issuance costs	(32)	(35)
Less: Current maturities of long-term debt	(18)	(13)
Total long-term debt, net	$4,190	$3,959

(1)

In July 2019, the Company repaid $150 of its outstanding revolving loan borrowings using cash from its accounts receivable securitization facility and available cash. See “Note 25 – Subsequent Events” for further information related to the Company’s accounts receivable securitization facility.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended, provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”). The Company had $150 of outstanding loans under the Revolving Credit Facility at June 30, 2019, which were repaid in full in July 2019. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2018. Chemours also had $103 and $104 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the effective interest rates on the class of term loans denominated in U.S. dollars, the class of term loans denominated in euros, and the revolving loan were 4.16%, 2.50%, and 3.91%, respectively. Also, at June 30, 2019, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

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

The following table sets forth the Company’s contractual debt principal maturities for the next five years and thereafter.

Year Ended December 31,
Remainder of 2019	$6
2020	13
2021	13
2022	13
2023	1,071
Thereafter	2,984
Total principal maturities on senior debt	$4,100

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of the revolving loan balance outstanding under the Revolving Credit Facility approximates its fair value due to the frequency at which the interest rate resets.

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$889	$864	$893	$862
Tranche B-2 euro term loan due May 2025 (€346 at June 30, 2019 and €347 December 31, 2018)	392	394	396	394
Revolving loan	150	150	—	—
Senior unsecured notes:
6.625% due May 2023	908	942	908	918
7.000% due May 2025	750	784	750	761
4.000% due May 2026 (€450 at June 30, 2019 and December 31, 2018)	511	514	513	487
5.375% due May 2027	500	480	500	454
Total senior debt	4,100	$4,128	3,960	$3,876
Less: Unamortized issue discounts	(9)		(10)
Less: Unamortized debt issuance costs	(32)		(35)
Total senior debt, net	$4,059		$3,915

Note 18. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Environmental remediation (1)	$166	$152
Employee-related costs (2)	114	130
Accrued litigation (1)	88	53
Asset retirement obligations	51	51
Deferred revenue	5	7
Miscellaneous (3)	63	64
Total other liabilities	$487	$457
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $43 and $46 at June 30, 2019 and December 31, 2018, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, the Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. While management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Additional disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

The Company accrues for litigation matters when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are recognized in the period in which the expense was incurred. Management believes the Company’s litigation liabilities are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Asbestos	$37	$37
Perfluorooctanoic acids and its salts, including the ammonium salt	22	22
GenX and other perfluorinated and polyfluorinated compounds (1)	56	65
All other matters (2)	5	5
Total accrued litigation	$120	$129
(1)

Total accruals related to this matter amounted to $87 and $75 at June 30, 2019 and December 31, 2018, respectively. These amounts included $31 and $10, which are reflected as a component of the Company’s environmental remediation liabilities at June 30, 2019 and December 31, 2018, respectively.

(2)

Includes liabilities related to miscellaneous litigation matters, including Benzene. The Company had accruals related to Benzene of less than $1 at June 30, 2019. The Company had no accruals related to Benzene at December 31, 2018.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2019 and December 31, 2018.

	Balance Sheet Location	June 30, 2019	December 31, 2018
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 16)	$32	$76
Long-term accrued litigation	Other liabilities (Note 18)	88	53
Total accrued litigation		$120	$129

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At June 30, 2019 and December 31, 2018, there were approximately 1,300 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At June 30, 2019 and December 31, 2018, Chemours had an accrual of $37 related to these matters.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. At June 30, 2019 and December 31, 2018, there were 19 cases pending against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given that the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

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

Chemours maintained accruals of $22 related to the PFOA matters discussed below at June 30, 2019 and December 31, 2018. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of June 30, 2019, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours and is included in the $22 accrued for these matters at June 30, 2019 and December 31, 2018.

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

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 57 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court with trials for individual plaintiffs scheduled in October 2019 and January 2020, and for six plaintiffs in June 2020.

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

Aqueous Film Forming Foam Matters

DuPont and Chemours have been named in 15 matters, brought by plaintiffs other than states, involving aqueous film forming foam (“AFFF”), which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Some matters have been transferred to a multidistrict litigation (“AFFF MDL”) in South Carolina federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2019, two individuals formerly employed as firefighters at the Naval Air Station Joint Reserve Base in Belle Chase, Louisiana filed personal injury cases against numerous defendants who allegedly designed, marketed, developed, manufactured, distributed, trained users, produced instructional materials, sold, or otherwise handled or used AFFF. These lawsuits were filed directly into the AFFF MDL.

In May 2019, two putative class actions were filed in federal courts in Michigan and New Hampshire seeking class status for individuals who have lived or worked on the former Pease Air Force Base and Wurtsmith Air Force Base who consumed public water. The lawsuits are filed against several defendants alleged to have designed, manufactured, and sold AFFF and/or PFAS constituents of AFFF. Plaintiffs seek damages including medical monitoring.

Valero Refining (“Valero”) filed four state court lawsuits in June 2019 regarding its Tennessee, Texas, Oklahoma, and California facilities. These lawsuits allege that several defendants that designed, manufactured, marketed, and/or sold AFFF or PFAS incorporated into AFFF have caused Valero to incur damages and costs including remediation, AFFF disposal, and replacement. Valero also alleges fraudulent transfer in DuPont’s spin-off that created Chemours.

In June 2019, the County of Dutchess, New York filed a putative class action on behalf of other state water suppliers having any detectable amounts of PFOA and/or PFOS in their water supply. The matter was filed directly into the AFFF MDL against numerous defendants who allegedly designed, manufactured, marketed, and sold AFFF. Plaintiffs seek damages including treatment, extending and/or modifying systems, and testing.

In June and July 2019, the City of Sioux Falls and Sioux Falls Regional Airport filed complaints directly into the AFFF MDL against numerous defendants who allegedly manufactured, distributed, and/or sold AFFF seeking damages for contamination to land, water, and structures. The plaintiff also alleges fraudulent transfer in DuPont’s spin-off that created Chemours and seeks damages for costs including investigation, remediation, disposal monitoring, and punitive damages.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont and New Hampshire have each filed two lawsuits against defendants, including DuPont and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources.

Each state has filed one lawsuit against 3M Company (“3M”), DuPont, and Chemours generally alleging widespread contamination of the state’s natural resources with PFAS and damaging the value and use of natural resources as well as injuring citizens of the states. The second lawsuit filed by each state is against alleged manufacturers of AFFF, including DuPont and Chemours. This second action generally demands that the defendants pay for all costs to respond to contamination of the state’s property and resources and other damages. All these lawsuits include counts for fraudulent transfer, either under state law or uniform acts, relating to DuPont’s spin-off that created Chemours.

Other PFAS Matters

DuPont has also been named in approximately 49 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. The Company has been included as a named defendant in seven of these lawsuits. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In October 2018, a putative class action was filed in Ohio federal court against 3M, DuPont, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel.”

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

In May 2019, a putative class action was filed in Delaware state court against two electroplating companies alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. The suit also names 3M, DuPont and Chemours, asserting they sold PFAS containing materials to the electroplating companies. The putative class of residents alleges negligence, nuisance, trespass and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages.

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. The Directives are: (i) a state-wide PFAS Directive issued to DuPont, DowDuPont, DuPont Specialty Products USA (“DuPont SP USA”), Solvay S.A., 3M and Chemours seeking a meeting to discuss future costs for PFAS related costs incurred by the NJ DEP and establishing a funding source for such costs by the Directive recipients, and information relating to historic and current use of certain PFAS compounds; and, (ii) a Pompton Lakes Natural Resources Damages (“NRD”) Directive to DuPont and Chemours demanding $0.1 to cover the cost of preparation of a natural resource damage assessment plan and access to related documents.

The lawsuits filed in New Jersey state courts by the NJ DEP are: (i) in Salem County, against DuPont, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at separation; (ii) in Middlesex County, against DuPont, DuPont SP USA, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, ISRA, WPCA, and common law regarding past and present operations at Parlin, a DuPont owned site; (iii) in Gloucester County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at separation which has been sold; and (iv) in Passaic County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS. The lawsuits were amended to add counts of fraudulent transfer in connection with DuPont’s spin-off that created Chemours.

DuPont requested that Chemours defend and indemnify it in these matters. Chemours has accepted the defense while reserving rights and declining DuPont’s demand as to matters under ISRA, fraudulent transfer or involving other DuPont entities.

PFOA and PFAS Summary

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

GenX and Other Perfluorinated and Polyfluorinated Compounds

At its Fayetteville, North Carolina facility, the Company continues to capture and separately dispose of process waste water containing the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other perfluorinated and polyfluorinated compounds. The Company believes that discharges to the Cape Fear River, site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities. Government inquiries include an investigation regarding PFAS chemicals (including GenX) initiated in July 2019 by the U.S. House of Representatives Committee on Oversight and Reform, Subcommittee on the Environment and an ongoing investigation into releases from the Fayetteville site being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environment and Natural Resources Division of the U.S. Department of Justice.

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

On February 25, 2019, the North Carolina Superior Court for Bladen County approved a Consent Order between NC DEQ and the Company resolving the State’s and CFRW’s lawsuits and other matters (including issues regarding the legislation referenced above and Notices of Violation (“NOVs”) issued by the State) and litigation brought by CFRW. Under its terms, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and continues to take additional actions to address site surface water, groundwater, and air emissions, including installing technology to abate future emissions by specified dates and meeting specified emissions reductions (with stipulated penalties for failures to do so). In connection with the approved Consent Order, the Company accrued an additional $7 during the second quarter of 2019 and had total accrued liabilities of $87 for this matter at June 30, 2019, of which, $56 is treated as accrued litigation costs. The Company’s estimated liability is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected properties, the type of water treatment system required, the cost of proposed water treatment systems and any related operation, maintenance, and monitoring (“OM&M”) requirements, assessed fines and penalties, and other charges contemplated by the Consent Order.

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

It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation, and it is possible that these matters could materially affect the Company’s financial results and operations. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company, and it is possible that similar developments to those described above and centering on the Fayetteville site could arise in other locations.

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

Management determined that these delays represented a trigger event, which required approximately $140 long-lived assets under construction at the facility and approximately $50 of the Company’s Mining Solutions reporting unit’s goodwill to be tested for impairment at June 30, 2019. No impairments were noted as a result of these tests. If the Company is unable to resume construction on the facility, a significant portion of the associated long-lived assets could be impaired, and the Company may owe additional payments to certain vendors as a result of terminating contractual agreements.

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

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Environmental liabilities and expenditures include claims for matters that are liabilities of DuPont and its subsidiaries, which Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the Company’s separation from DuPont. These accrued liabilities are undiscounted and do not include claims against third-parties. Costs related to environmental remediation are charged to expense in the period incurred.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s environmental remediation liabilities at June 30, 2019 and December 31, 2018, and illustrates the five sites that are deemed the most significant by management.

	June 30, 2019	December 31, 2018
Chambers Works, Deepwater, New Jersey	$20	$18
East Chicago, Indiana	20	21
Fayetteville Works, Fayetteville, North Carolina (1)	31	10
Pompton Lakes, New Jersey	43	45
USS Lead, East Chicago, Indiana	14	15
All other sites	116	117
Total accrued environmental remediation	$244	$226
(1)

Total accruals related to this matter amounted to $87 and $75 at June 30, 2019 and December 31, 2018, respectively. These amounts included $56 and $65, which are reflected as a component of the Company’s accrued litigation at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at June 30, 2019 and December 31, 2018.

	Balance Sheet Location	June 30, 2019	December 31, 2018
Environmental remediation:
Current environmental remediation	Other accrued liabilities (Note 16)	$78	$74
Long-term environmental remediation	Other liabilities (Note 18)	166	152
Total accrued environmental remediation		$244	$226

At June 30, 2019 and December 31, 2018, the consolidated balance sheets included liabilities relating to these matters of $244 and $226, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs. While the Company currently estimates that, in view of that uncertainty, the potential liability may range up to approximately $480 above the amount accrued at June 30, 2019, the amounts could be substantially higher than this range under adverse changes in circumstances.

Chemours incurred environmental remediation expenses of $17 and $32 for the three and six months ended June 30, 2019, respectively, and $13 and $24 for the three and six months ended June 30, 2018, respectively.

Note 20. Equity

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Under the 2018 Share Repurchase Program, the Company purchased an additional 1,617,140 shares of Chemours’ issued and outstanding common stock during the second quarter of 2019, which amounted to $61 at an average share price of $37.93 per share. As of June 30, 2019, the Company has purchased a cumulative 15,245,999 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $572 at an average share price of $37.52 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at June 30, 2019 was $428.

Note 21. Stock-based Compensation

The Company’s total stock-based compensation expense was $6 and $14 for the three and six months ended June 30, 2019, respectively, and $6 and $15 for the three and six months ended June 30, 2018, respectively.

Stock Options

During the six months ended June 30, 2019, Chemours granted approximately 840,000 non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the assumptions used to determine the fair value of the Company’s stock option awards that were granted during the six months ended June 30, 2019.

Six Months Ended June 30, 2019
Risk-free interest rate	2.53%
Expected term (years)	6.05
Volatility	48.05%
Dividend yield	2.81%
Fair value per stock option	$13.66

The Company recorded $2 and $6 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2019, respectively, and $1 and $6 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2018, respectively. At June 30, 2019, approximately 6,220,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2019, Chemours granted approximately 180,000 restricted stock units (“RSUs”) to certain of its employees, which will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 and $4 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2019, respectively, and $3 and $5 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2018, respectively. At June 30, 2019, approximately 230,000 RSUs remained non-vested.

Performance Share Units

During the six months ended June 30, 2019, Chemours granted approximately 240,000 performance share units (“PSUs”) to key senior management employees, which, upon vesting, convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

During the six months ended June 30, 2019, approximately 1,520,000 PSUs granted in 2016 to the Company’s key senior management employees vested, based on the attainment of certain performance and market-based conditions. Of the 1,520,000 PSUs that vested during the six months ended June 30, 2019, approximately 680,000 non-issued shares were cancelled to cover the employee portion of income taxes related to this award.

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

The Company recorded $2 and $4 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2019, respectively, and $2 and $4 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2018. At June 30, 2019, approximately 540,000 PSUs at 100% of the target amount remained non-vested.

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (“ESPP”), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. During the six months ended June 30, 2019 and 2018, the Company executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to approximately 25,000 shares at $1 and 12,000 shares at less than $1, respectively. Additionally, in the second quarter of 2018, the Company issued approximately 12,000 shares out of its treasury stock to ESPP participants, which amounted to less than $1.

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2019, the Company had 14 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $425, and an average maturity of one month. At December 31, 2018, the Company had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $503, and an average maturity of one month. Chemours recognized a net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2019, respectively, and net losses of $8 and $5 for the three and six months ended June 30, 2018, respectively, on its foreign currency forward contracts in other income, net.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2019, the Company had 123 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $137, and an average maturity of four months. At December 31, 2018, the Company had 75 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143, and an average maturity of four months. The Company recognized a pre-tax gain of $2 for the six months ended June 30, 2019, and pre-tax gains of $7 for the three and six months ended June 30, 2018 on its cash flow hedge within accumulated other comprehensive loss. For the three and six months ended June 30, 2019, $3 and $6 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss. No amounts were reclassified to the cost of goods sold from accumulated other comprehensive loss during the three and six months ended June 30, 2018.

The Company expects to reclassify an approximate $3 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $7 and a pre-tax gain of $3 for the three and six months ended June 30, 2019, respectively, and pre-tax gains of $48 and $13 for the three and six months ended June 30, 2018, respectively, on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2019 and 2018.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2019 and December 31, 2018.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2019	December 31, 2018
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 9)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 9)	1	3
Total asset derivatives		$1	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 16)	$1	$1
Total liability derivatives		$1	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the three and six months ended June 30, 2019 and 2018.

	Gain (Loss) Recognized In
			Other Comprehensive
Three months ended June 30,	Cost of Goods Sold	Other Income, Net	Income (Loss)
2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—
Euro-denominated debt designated as a net investment hedge	—	—	(7)

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$(8)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	48

	Gain (Loss) Recognized In
			Other Comprehensive
Six months ended June 30,	Cost of Goods Sold	Other Income, Net	Income (Loss)
2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	2
Euro-denominated debt designated as a net investment hedge	—	—	3

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	13

Note 23. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension (cost) income is based on estimated values and the use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$(3)	$(4)	$(6)	$(7)
Interest cost	(4)	(4)	(9)	(9)
Expected return on plan assets	13	14	26	29
Amortization of actuarial loss	(7)	(4)	(12)	(7)
Amortization of prior service cost	1	1	1	1
Settlement loss	—	—	(1)	—
Total net periodic pension (cost) income	$—	$3	$(1)	$7

Net loss	$(3)	$—	$(3)	$—
Prior service benefit	5	—	5	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of actuarial loss	7	$4	$12	$7
Settlement loss	—	—	1	—
Effect of foreign exchange rates	(2)	13	1	5
Benefit recognized in other comprehensive income (loss)	6	16	15	11
Total changes in plan assets and benefit obligations recognized in other comprehensive income (loss)	$6	$19	$14	$18

The Company made cash contributions of $6 and $13 to its defined benefit pension plans during the three and six months ended June 30, 2019, respectively, and $4 and $8 for the three and six months ended June 30, 2018, respectively, and expects to make additional cash contributions of $8 to its defined benefit pension plans during the remainder of 2019.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018.

Three Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2019
Net sales to external customers	$711	$130	$567	$1,408
Adjusted EBITDA	180	16	127	323
Depreciation and amortization	34	5	30	69

2018
Net sales to external customers	$801	$153	$862	$1,816
Adjusted EBITDA	230	16	295	541
Depreciation and amortization	30	5	30	65

Six Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2019
Net sales to external customers	$1,398	$264	$1,122	$2,784
Adjusted EBITDA	339	31	253	623
Depreciation and amortization	66	13	60	139

2018
Net sales to external customers	$1,532	$297	$1,717	$3,546
Adjusted EBITDA	437	26	589	1,052
Depreciation and amortization	59	9	60	128

Corporate and Other depreciation and amortization expense amounted to $9 and $18 for the three and six months ended June 30, 2019, respectively, and $7 and $14 for the three and six months ended June 30, 2018, respectively.

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$323	$541	$623	$1,052
Corporate and Other	(40)	(44)	(78)	(87)
Interest expense, net	(52)	(48)	(103)	(100)
Depreciation and amortization	(78)	(72)	(154)	(142)
Non-operating pension and other post-retirement employee benefit income	3	7	6	14
Exchange (losses) gains, net	(9)	2	(3)	2
Restructuring, asset-related, and other charges (1)	(7)	(10)	(15)	(20)
Loss on extinguishment of debt	—	(38)	—	(38)
Gain on sales of assets and businesses (2)	2	3	2	45
Transaction costs	(1)	(9)	(1)	(9)
Legal charges (3)	(8)	(9)	(38)	(13)
Income before income taxes	$133	$323	$239	$704
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges.”
(2)	For the six months ended June 30, 2018, gain on sales of assets and businesses included a $42 gain associated with the sale of the Company’s Linden, New Jersey site.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and six months ended June 30, 2019, legal charges included $7 and $34 in additional charges for the approved final Consent Order associated with certain matters at the Company’s Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities.”

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 25. Subsequent Events

Accounts Receivable Securitization Facility

On July 12, 2019, the Company, through a wholly-owned special purpose entity (“SPE”), executed an agreement with a bank for an accounts receivable securitization facility (“Securitization Facility”) for the purpose of enhancing the Company’s liquidity. Under the Securitization Facility, certain of the Company’s subsidiaries will sell their accounts receivable to the SPE. In turn, the SPE may transfer undivided ownership interests in such receivables to the bank in exchange for cash. The Securitization Facility permits the SPE to borrow up to a total of $125, with an option to increase to $200. The bank has a first priority security interest in all receivables held by the SPE and, as a result, these receivables will not be available to the creditors of the Company or its other subsidiaries.

Because the SPE maintains effective control over the accounts receivable, transfers of the ownership interests to the bank do not meet the criteria to account for the transfers as sales. As a result, the Company will account for transfers under the Securitization Facility as collateralized borrowings. Cash received from the bank will become a short-term obligation of the Company, which will be fully-collateralized by all receivables held by the SPE. The Securitization Facility is subject to interest charges against both the amount of outstanding borrowings and the amount of available but undrawn commitments. The Securitization Facility bears a variable interest rate on outstanding borrowings and a fixed commitment fee on the average daily unused amount of the Securitization Facility. On July 12, 2019, the Company borrowed $125 pursuant to the Securitization Facility, which was used to pay down the Company’s outstanding revolving loan balance. The $125 in borrowings under the Company’s Securitization Facility will be classified in its consolidated balance sheets as a component of its current liabilities due to the short-term nature of the obligation.

Southern Ionics Minerals, LLC Acquisition

On August 1, 2019, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Southern Ionics Minerals, LLC (“SIM”), a privately-held minerals exploration, mining, and manufacturing company headquartered in Jacksonville, Florida, for an estimated total consideration of approximately $25. SIM mines and processes titanium and zirconium mineral sands, and this acquisition expands Chemours’ flexibility and scalability to internally source ore in the Company’s Titanium Technologies segment. The Company will account for the acquisition of SIM as a business combination, and as such, all assets acquired and liabilities assumed will be recorded at their estimated fair values and any excess of the consideration transferred over the fair value of the net assets acquired will be recognized as goodwill within the Titanium Technologies segment.

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

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2019 and 2018;
•	the condensed consolidating balance sheets at June 30, 2019 and December 31, 2018; and,
•	the condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$857	$910	$(359)	$1,408
Cost of goods sold	—	736	706	(357)	1,085
Gross profit	—	121	204	(2)	323
Selling, general, and administrative expense	7	100	35	(6)	136
Research and development expense	—	17	2	—	19
Restructuring, asset-related, and other charges	—	7	—	—	7
Total other operating expenses	7	124	37	(6)	162
Equity in earnings of affiliates	—	—	8	—	8
Equity in earnings of subsidiaries	132	—	—	(132)	—
Interest (expense) income, net	(54)	1	1	—	(52)
Intercompany interest income (expense), net	8	4	(12)	—	—
Other income (expense), net	6	32	(16)	(6)	16
Income before income taxes	85	34	148	(134)	133
(Benefit from) provision for income taxes	(11)	14	34	—	37
Net income	96	20	114	(134)	96
Net income attributable to Chemours	$96	$20	$114	$(134)	$96
Comprehensive income attributable to Chemours	$108	$20	$131	$(151)	$108

	Six Months Ended June 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,734	$1,808	$(758)	$2,784
Cost of goods sold	—	1,477	1,443	(755)	2,165
Gross profit	—	257	365	(3)	619
Selling, general, and administrative expense	15	218	74	(15)	292
Research and development expense	—	38	3	—	41
Restructuring, asset-related, and other charges	—	15	—	—	15
Total other operating expenses	15	271	77	(15)	348
Equity in earnings of affiliates	—	—	16	—	16
Equity in earnings (loss) of subsidiaries	259	(2)	—	(257)	—
Interest (expense) income, net	(107)	1	3	—	(103)
Intercompany interest income (expense), net	17	9	(26)	—	—
Other income (expense), net	13	68	(11)	(15)	55
Income before income taxes	167	62	270	(260)	239
(Benefit from) provision for income taxes	(22)	13	59	—	50
Net income	189	49	211	(260)	189
Net income attributable to Chemours	$189	$49	$211	$(260)	$189
Comprehensive income attributable to Chemours	$222	$49	$242	$(291)	$222

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$1,067	$1,215	$(466)	$1,816
Cost of goods sold	—	838	885	(464)	1,259
Gross profit	—	229	330	(2)	557
Selling, general, and administrative expense	14	115	38	(6)	161
Research and development expense	—	18	2	—	20
Restructuring, asset-related, and other charges	—	10	—	—	10
Total other operating expenses	14	143	40	(6)	191
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings of subsidiaries	346	3	—	(349)	—
Interest (expense) income, net	(51)	—	3	—	(48)
Intercompany interest income (expense), net	8	3	(11)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income, net	9	20	9	(5)	33
Income before income taxes	260	112	301	(350)	323
(Benefit from) provision for income taxes	(21)	11	50	1	41
Net income	281	101	251	(351)	282
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$281	$101	$250	$(351)	$281
Comprehensive income attributable to Chemours	$179	$101	$111	$(212)	$179

	Six Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,084	$2,389	$(927)	$3,546
Cost of goods sold	—	1,634	1,756	(938)	2,452
Gross profit	—	450	633	11	1,094
Selling, general, and administrative expense	24	218	78	(16)	304
Research and development expense	—	37	3	—	40
Restructuring, asset-related, and other charges	—	19	1	—	20
Total other operating expenses	24	274	82	(16)	364
Equity in earnings of affiliates	—	—	22	—	22
Equity in earnings of subsidiaries	677	3	—	(680)	—
Interest (expense) income, net	(108)	2	6	—	(100)
Intercompany interest income (expense), net	21	4	(25)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income (expense), net	18	93	(7)	(14)	90
Income before income taxes	546	278	547	(667)	704
(Benefit from) provision for income taxes	(32)	61	96	—	125
Net income	578	217	451	(667)	579
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$578	$217	$450	$(667)	$578
Comprehensive income attributable to Chemours	$551	$217	$412	$(629)	$551

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	June 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$124	$506	$—	$630
Accounts and notes receivable, net	—	317	562	—	879
Intercompany receivables	2	897	416	(1,315)	—
Inventories	—	650	688	(88)	1,250
Prepaid expenses and other	—	45	23	5	73
Total current assets	2	2,033	2,195	(1,398)	2,832
Property, plant, and equipment	—	7,042	2,217	—	9,259
Less: Accumulated depreciation	—	(4,639)	(1,129)	—	(5,768)
Property, plant, and equipment, net	—	2,403	1,088	—	3,491
Operating lease right-of-use assets	—	298	24	—	322
Goodwill and other intangible assets, net	—	164	14	—	178
Investments in affiliates	—	—	177	—	177
Investments in subsidiaries	4,671	—	—	(4,671)	—
Intercompany notes receivable	1,150	—	—	(1,150)	—
Other assets	15	154	284	(20)	433
Total assets	$5,838	$5,052	$3,782	$(7,239)	$7,433
Liabilities
Current liabilities:
Accounts payable	$—	$579	$377	$—	$956
Current maturities of long-term debt	13	—	5	—	18
Intercompany payables	927	123	265	(1,315)	—
Other accrued liabilities	21	309	145	(1)	474
Total current liabilities	961	1,011	792	(1,316)	1,448
Long-term debt, net	4,047	86	57	—	4,190
Operating lease liabilities	—	250	15	—	265
Intercompany notes payable	—	—	1,150	(1,150)	—
Deferred income taxes	7	133	87	(13)	214
Other liabilities	—	408	79	—	487
Total liabilities	5,015	1,888	2,180	(2,479)	6,604
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	823	3,164	1,596	(4,760)	823
Non-controlling interests	—	—	6	—	6
Total equity	823	3,164	1,602	(4,760)	829
Total liabilities and equity	$5,838	$5,052	$3,782	$(7,239)	$7,433

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$56	$23	$(3)	$(114)	$(38)
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(214)	(43)	—	(257)
Intercompany investing activities	—	75	(294)	219	—
Proceeds from sales of assets and businesses, net	—	1	—	—	1
Cash used for investing activities	—	(138)	(337)	219	(256)
Cash flows from financing activities
Proceeds from revolving loan	150	—	—	—	150
Debt repayments	(6)	—	—	—	(6)
Purchases of treasury stock, at cost	(322)	—	—	—	(322)
Intercompany financing activities	227	—	(122)	(105)	—
Proceeds from exercised stock options, net	8	—	—	—	8
Payments related to tax withholdings on vested stock awards	(30)	—	—	—	(30)
Payments of dividends	(83)	—	—	—	(83)
Cash used for financing activities	(56)	—	(122)	(105)	(283)
Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6
Decrease in cash and cash equivalents	—	(115)	(456)	—	(571)
Cash and cash equivalents at January 1,	—	239	962	—	1,201
Cash and cash equivalents at June 30,	$—	$124	$506	$—	$630

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Six Months Ended June 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash (used for) provided by operating activities	$(95)	$319	$315	$—	$539
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(168)	(60)	—	(228)
Acquisition of business, net	—	(37)	—	—	(37)
Proceeds from sales of assets and businesses, net	—	41	—	—	41
Intercompany investing activities	—	(736)	—	736	—
Foreign exchange contract settlements, net	—	(6)	—	—	(6)
Cash used for investing activities	—	(906)	(60)	736	(230)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	—	—	—	520
Debt repayments	(672)	—	—	—	(672)
Payments related to extinguishment of debt	(29)	—	—	—	(29)
Payments of debt issuance costs	(12)	—	—	—	(12)
Purchases of treasury stock, at cost	(394)	—	—	—	(394)
Intercompany financing activities	736	—	—	(736)	—
Proceeds from exercised stock options, net	13	—	—	—	13
Payments related to tax withholdings on vested stock awards	(6)	—	—	—	(6)
Payments of dividends	(61)	—	—	—	(61)
Cash provided by (used for) financing activities	95	—	—	(736)	(641)
Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)
(Decrease) increase in cash and cash equivalents	—	(587)	248	—	(339)
Cash and cash equivalents at January 1,	—	761	795	—	1,556
Cash and cash equivalents at June 30,	$—	$174	$1,043	$—	$1,217

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the unaudited Interim Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “DuPont” refer to E. I. du Pont de Nemours and Company, a Delaware corporation.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2018, and otherwise as discussed in this report and our Annual Report on Form 10-K. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

The Chemours Company

Recent Developments

Capital Allocation

We returned $405 million to our shareholders during the six months ended June 30, 2019 through the purchase of $322 million of our issued and outstanding common stock under our share repurchase program, and the payment of $83 million in dividends.

Accounts Receivable Securitization Facility

In July 2019, we, through a wholly-owned special purpose entity, entered into an accounts receivable securitization facility to enhance our liquidity. In connection with this arrangement, we borrowed the full $125 million of available capacity under the accounts receivable securitization facility, which was used to pay down our outstanding revolving loan balance.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,408	$1,816	$2,784	$3,546
Cost of goods sold	1,085	1,259	2,165	2,452
Gross profit	323	557	619	1,094
Selling, general, and administrative expense	136	161	292	304
Research and development expense	19	20	41	40
Restructuring, asset-related, and other charges	7	10	15	20
Total other operating expenses	162	191	348	364
Equity in earnings of affiliates	8	10	16	22
Interest expense, net	(52)	(48)	(103)	(100)
Loss on extinguishment of debt	—	(38)	—	(38)
Other income, net	16	33	55	90
Income before income taxes	133	323	239	704
Provision for income taxes	37	41	50	125
Net income	96	282	189	579
Less: Net income attributable to non-controlling interests	—	1	—	1
Net income attributable to Chemours	$96	$281	$189	$578
Per share data
Basic earnings per share of common stock	$0.58	$1.58	$1.14	$3.21
Diluted earnings per share of common stock	0.57	1.53	1.12	3.11

The Chemours Company

Net Sales

The following table sets forth the impact of price, volume, and currency on our net sales for the three and six months ended June 30, 2019, compared with the same periods in 2018.

Change in net sales from prior period	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Price	(1)%	—%
Volume	(20)%	(20)%
Currency	(1)%	(1)%
Total change in net sales	(22)%	(21)%

Our net sales decreased by $408 million (or 22%) to $1.4 billion for the three months ended June 30, 2019, compared with net sales of $1.8 billion for the same period in 2018. The components of the decrease in our net sales by segment for the three months ended June 30, 2019 were as follows: in our Fluoroproducts segment, volume was down 7%, while price and unfavorable currency movements each added a 2% headwind to segment net sales; in our Chemical Solutions segment, volume was down 19%, which was partially offset by a 4% increase in price; and, in our Titanium Technologies segment, volume was down 33%, while unfavorable currency movements added a 1% headwind to segment net sales.

Our net sales decreased by $762 million (or 21%) to $2.8 billion for the six months ended June 30, 2019, compared with net sales of $3.5 billion for the same period in 2018. The components of the decrease in our net sales by segment for the six months ended June 30, 2019 were as follows: in our Fluoroproducts segment, volume was down 6%, while unfavorable currency movements and price added 2% and 1% headwinds to segment net sales, respectively; in our Chemical Solutions segment, volume was down 14% and unfavorable currency movements added a 1% headwind to segment net sales, while a 4% increase in price provided a partial offset; and, in our Titanium Technologies segment, volume was down 34% and unfavorable currency movements added a 1% headwind to segment net sales.

The drivers of these changes for each of our segments are discussed further under the heading “Segment Reviews,” which follows our “Results of Operations and Business Highlights” in this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $174 million (or 14%) and $287 million (or 12%) to $1.1 billion and $2.2 billion for the three and six months ended June 30, 2019, respectively, compared with COGS of $1.3 billion and $2.5 billion for the same periods in 2018. The decreases in our COGS for the three and six months ended June 30, 2019 were primarily attributable to lower net sales volume, which was partially offset by margin compression resulting from lower volume.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $25 million (or 16%) to $136 million for the three months ended June 30, 2019, compared with SG&A expense of $161 million for the same period in 2018. The decrease in our SG&A expense for the three months ended June 30, 2019 was primarily attributable to lower costs for certain legal matters, as well as costs incurred in the second quarter of 2018 for our debt transactions. These costs were not repeated in the second quarter of 2019.

Our SG&A expense decreased by $12 million (or 4%) to $292 million for the six months ended June 30, 2019, compared with SG&A expense of $304 million for the same period in 2018. The decrease in our SG&A expense for the six months ended June 30, 2019 was primarily attributable to lower performance-related compensation and costs incurred for our 2018 debt transactions that were not repeated in 2019. These decreases were partially offset by increased legal costs accrued during the first quarter of 2019 in connection with the approved final Consent Order to settle certain litigation and other matters at our Fayetteville, North Carolina facility.

Research and Development Expense

Our research and development expense was largely unchanged at $19 million and $20 million, and $41 million and $40 million for the three and six months ended June 30, 2019 and 2018, respectively.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $3 million (or 30%) and $5 million (or 25%) to $7 million and $15 million for the three and six months ended June 30, 2019, respectively, compared with restructuring, asset-related, and other charges of $10 million and $20 million for the same periods in 2018. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2019 were primarily attributable to decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2018 were primarily attributable to continued progress on our business process and information technology outsourcing efforts, as well as additional severance accruals under our 2017 restructuring program.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 20%) and $6 million (or 27%) to $8 million and $16 million for the three and six months ended June 30, 2019, respectively, compared with equity in earnings of affiliates of $10 million and $22 million for the same periods in 2018. The decreases in our equity in earnings of affiliates for the three and six months ended June 30, 2019 were primarily attributable to decreased profitability for our equity method investees in the Fluoroproducts segment.

Interest Expense, Net

Our interest expense, net increased by $4 million (or 8%) and $3 million (or 3%) to $52 million and $103 million for the three and six months ended June 30, 2019, respectively, compared with interest expense, net of $48 million and $100 million for the same periods in 2018. The increase in our interest expense, net for the three months ended June 30, 2019 was primarily attributable to lower amounts of interest income and capitalized interest due to lower cash and cash equivalents balances and the completion or stoppage of certain of our large-scale construction projects, respectively. The increase in our interest expense, net for the six months ended June 30, 2019 was primarily attributable to lower amounts of interest income and capitalized interest due to the aforementioned reasons, which more than offset the impact of any reduced interest costs resulting from our 2018 debt transactions.

Loss on Extinguishment of Debt

We incurred a loss on extinguishment of debt of $38 million for the three and six months ended June 30, 2018 in connection with our 2018 debt transactions.

Other Income, Net

Our other income, net decreased by $17 million (or 52%) and $35 million (or 39%) to $16 million and $55 million for the three and six months ended June 30, 2019, respectively, compared with other income, net of $33 million and $90 million for the same periods in 2018. The decrease in our other income, net for the three months ended June 30, 2019 was primarily attributable to lower European Union (“EU”) fluorinated greenhouse gas (“F-gas”) quota authorization sales, lower non-operating pension and other post-retirement employee benefit income, and changes in net exchange gains and losses. The decrease in our other income, net for the six months ended June 30, 2019 was primarily attributable to a $42 million gain on our sale of land in Linden, New Jersey during the first quarter of 2018, which was not repeated in 2019. This decrease was partially offset by an increase in EU F-gas quota authorization sales for the six months ended June 30, 2019.

Provision for Income Taxes

Our provisions for income taxes were $37 million and $50 million for the three and six months ended June 30, 2019, which represented effective tax rates of 28% and 21%, respectively, compared with provisions for income taxes of $41 million and $125 million for the same periods in 2018, which represented effective tax rates of 13% and 18%, respectively. The change in our effective tax rate for the three months ended June 30, 2019 was primarily attributable to $6 million of lower income tax benefits related to windfalls on our share-based payments, $8 million of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, and the geographic mix of our earnings. The change in our effective tax rate for the six months ended June 30, 2019 was primarily attributable to $4 million of lower income tax benefits related to windfalls on our share-based payments, $8 million of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, and the geographic mix of our earnings.

The Chemours Company

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

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and six months ended June 30, 2019 and 2018 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Fluoroproducts	$180	$230	$339	$437
Chemical Solutions	16	16	31	26
Titanium Technologies	127	295	253	589
Corporate and Other	(40)	(44)	(78)	(87)
Total Adjusted EBITDA	$283	$497	$545	$965

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and six months ended June 30, 2019 and 2018.

Fluoroproducts Segment Results of Operations
Three Months Ended June 30,

$1,000
$750
$500
$250
$-
Net Sales
2019
2018
$300
$225
$150
$75
$-
Adjusted EBITDA
2019
2018
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

Fluoroproducts Segment Results of Operations
Six Months Ended June 30,

$2,000
$1,500
$1,000
$500
$-
Net Sales
2019
2018
$600
$450
$300
$150
$-
Adjusted EBITDA
2019
2018
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$711	$801	$1,398	$1,532
Adjusted EBITDA	180	230	339	437
Adjusted EBITDA margin	25%	29%	24%	29%

The Chemours Company

The following table sets forth the impacts of price, volume, and currency on our Fluoroproducts segment’s net sales for the three and six months ended June 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Price	(2)%	(1)%
Volume	(7)%	(6)%
Currency	(2)%	(2)%
Total change in segment net sales	(11)%	(9)%

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $90 million (or 11%) to $711 million for the three months ended June 30, 2019, compared with segment net sales of $801 million for the same period in 2018. The decrease in segment net sales for the three months ended June 30, 2019 was primarily attributable to a 7% decrease in volume, due to the following: illegal imports of legacy hydrofluorocarbon (“HFC”) refrigerants into the EU in violation of the region’s F-gas regulations, which impacted both volume and price during the quarter; lower demand for our legacy base refrigerants; and, market softness. These volume decreases were partially offset by a volume increase from the continued adoption of OpteonTM products and applications development for our fluoropolymers products. We also experienced a 2% decrease in price, due to the aforementioned global price pressures from illegal imports impacting our refrigerants products, which was partially offset by higher average selling prices and the product mix of sales for our fluoropolymers products. Unfavorable currency movements added a 2% headwind to the segment’s net sales during the quarter.

Our Fluoroproducts segment’s net sales decreased by $134 million (or 9%) to $1.4 billion for the six months ended June 30, 2019, compared with segment net sales of $1.5 billion for the same period in 2018. The decrease in segment net sales for the six months ended June 30, 2019 was primarily attributable to a 6% decrease in volume, due to the following: illegal imports of legacy HFC refrigerants into the EU, which impacted both volume and price year-to-date; lower demand for our legacy base refrigerants; and, market softness. These volume decreases were partially offset by a volume increase from the continued adoption of OpteonTM products and applications development for our fluoropolymers products. Unfavorable currency movements added a 2% headwind to the segment’s net sales year-to-date. We also experienced a 1% decrease in price, due to the aforementioned global price pressures from illegal imports impacting our refrigerants products, which was partially offset by higher average selling prices and the product mix of sales for our fluoropolymers products.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2019, segment Adjusted EBITDA decreased by $50 million (or 22%) to $180 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 25%, compared with segment Adjusted EBITDA of $230 million and Adjusted EBITDA margin of 29% for the same period in 2018. For the six months ended June 30, 2019, segment Adjusted EBITDA decreased by $98 million (or 22%) to $339 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 24%, compared with segment Adjusted EBITDA of $437 million and Adjusted EBITDA margin of 29% for the same period in 2018. These decreases were primarily attributable to the aforementioned decreases in volume, price, and unfavorable currency movements. Additionally, we experienced increased costs of approximately $30 million for the six months ended June 30, 2019 due to the start-up of our new OpteonTM refrigerants facility in Corpus Christi, Texas, and unplanned outages at our Louisville, Kentucky facility in the first quarter of 2019. These decreases were partially offset by an $18 million increase in EU F-gas quota authorization sales for the six months ended June 30, 2019.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and six months ended June 30, 2019 and 2018.

Chemical Solutions Segment Results of Operations
Three Months Ended June 30,

$200
$150
$100
$50
$-
Net Sales
2019
2018
$20
$15
$10
$5
$-
Adjusted EBITDA
2019
2018
15%
10%
5%
0%
Adjusted EBITDA Margin
2019
2018

Chemical Solutions Segment Results of Operations
Six Months Ended June 30,

$400
$300
$200
$100
$-
Net Sales
2019
2018
$40
$30
$20
$10
$-
Adjusted EBITDA
2019
2018
15%
10%
5%
0%
Adjusted EBITDA Margin
2019
2018

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$130	$153	$264	$297
Adjusted EBITDA	16	16	31	26
Adjusted EBITDA margin	12%	10%	12%	9%

The Chemours Company

The following table sets forth the impacts of price, volume, and currency on our Chemical Solutions segment’s net sales for the three and six months ended June 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Price	4%	4%
Volume	(19)%	(14)%
Currency	—%	(1)%
Total change in segment net sales	(15)%	(11)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $23 million (or 15%) to $130 million for the three months ended June 30, 2019, compared with segment net sales of $153 million for the same period in 2018. The decrease in segment net sales for the three months ended June 30, 2019 was primarily attributable to a 19% decrease in volume, due to a scheduled plant turnaround and operational issues at a key customer mine in Mining Solutions and lower demand for certain of our Performance Chemicals and Intermediates products. This decrease was partially offset by a 4% increase in price, due to higher average selling prices in Mining Solutions and several Performance Chemicals and Intermediates products.

Our Chemical Solutions segment’s net sales decreased by $33 million (or 11%) to $264 million for the six months ended June 30, 2019, compared with segment net sales of $297 million for the same period in 2018. The decrease in segment net sales for the six months ended June 30, 2019 was primarily attributable to a 14% decrease in volume, due to a scheduled plant turnaround and operational issues at a key customer mine in Mining Solutions and lower demand for certain of our Performance Chemicals and Intermediates products, and a 1% headwind from unfavorable currency movements. These decreases were partially offset by a 4% increase in price, due to higher average selling prices in Mining Solutions and several Performance Chemicals and Intermediates products.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2019, segment Adjusted EBITDA increased by less than $1 million (or 4%) to $16 million and Adjusted EBITDA margin increased by approximately 200 basis points to 12%, compared with segment Adjusted EBITDA of $16 million and Adjusted EBITDA margin of 10% for the same period in 2018. For the six months ended June 30, 2019, segment Adjusted EBITDA increased by $5 million (or 19%) to $31 million and Adjusted EBITDA margin increased by approximately 300 basis points to 12%, compared with segment Adjusted EBITDA of $26 million and Adjusted EBITDA margin of 9% for the same period in 2018. These increases were primarily attributable to the aforementioned increases in price, product mix, and other income amounts, as well as lower costs associated with certain of our capital projects.

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2019 and 2018.

Titanium Technologies Segment Results of Operations
Three Months Ended June 30,

$1,000
$750
$500
$250
$-
Net Sales
2019
2018
$400
$300
$200
$100
$-
Adjusted EBITDA
2019
2018
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

Titanium Technologies Segment Results of Operations
Six Months Ended June 30,

$2,000
$1,500
$1,000
$500
$-
Net Sales
2019
2018
$800
$600
$400
$200
$-
Adjusted EBITDA
2019
2018
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$567	$862	$1,122	$1,717
Adjusted EBITDA	127	295	253	589
Adjusted EBITDA margin	22%	34%	23%	34%

The Chemours Company

The following table sets forth the impacts of price, volume, and currency on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Price	—%	—%
Volume	(33)%	(34)%
Currency	(1)%	(1)%
Total change in segment net sales	(34)%	(35)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $295 million (or 34%) to $567 million for the three months ended June 30, 2019, compared with segment net sales of $862 million for the same period in 2018. The decrease in segment net sales for the three months ended June 30, 2019 was primarily attributable to a 33% decrease in volume, due to lower market demand and share loss. Unfavorable currency movements added another 1% of headwind to segment net sales, while price remained stable as a result of the implementation of our Ti-PureTM Value Stabilization (“TVS”) strategy.

Our Titanium Technologies segment’s net sales decreased by $595 million (or 35%) to $1.1 billion for the six months ended June 30, 2019, compared with segment net sales of $1.7 billion for the same period in 2018. The decrease in segment net sales for the six months ended June 30, 2019 was primarily attributable to a 34% decrease in volume, due to lower market demand and share loss, and a 1% headwind from unfavorable currency movements. Price remained stable as a result of the implementation of our TVS strategy.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2019, segment Adjusted EBITDA decreased by $168 million (or 57%) to $127 million and Adjusted EBITDA margin decreased by approximately 1,200 basis points to 22%, compared with segment Adjusted EBITDA of $295 million and Adjusted EBITDA margin of 34% for the same period in 2018. For the six months ended June 30, 2019, segment Adjusted EBITDA decreased by $336 million (or 57%) to $253 million and Adjusted EBITDA margin decreased by approximately 1,100 basis points to 23%, compared with segment Adjusted EBITDA of $589 million and Adjusted EBITDA margin of 34% for the same period in 2018. These decreases were primarily attributable to the aforementioned decreases in volume and unfavorable currency movements, as well as margin compression due to decreased volume and higher costs for certain raw materials.

Corporate and Other

Corporate and Other costs decreased by $4 million (or 9%) and $9 million (or 10%) to $40 million and $78 million for the three and six months ended June 30, 2019, respectively, compared with Corporate and Other costs of $44 million and $87 million for the same periods in 2018. The decrease in our Corporate and Other costs for the three months ended June 30, 2019 was primarily attributable to lower costs for certain legacy environmental and legal matters. The decrease in our Corporate and Other costs for the six months ended June 30, 2019 was primarily attributable to lower costs for certain legacy environmental and legal matters, as well as lower performance-related compensation.

2019 Outlook

Our 2019 results will be driven by the following expectations: (i) 2019 volume for our Titanium Technologies segment will be below 2018 volume levels as we execute our TVS strategy; (ii) there will be continued transition to OpteonTM refrigerants in our Fluoroproducts segment, which will be offset by the impacts of illegal imports of legacy HFC refrigerants into the EU in violation of the region’s F-gas regulations; and, (iii) there will be continued demand for Mining Solutions products in our Chemical Solutions segment. We expect that our capital expenditures will be approximately $500 million. Our outlook for 2019 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. These expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, receivables securitization, and borrowings under our debt financing arrangements, which are described in further detail in “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We believe these sources are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) return cash to shareholders through dividends and share repurchases; and, (iii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

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

We anticipate making significant payments for interest, capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, receivables securitization, and borrowings. We further anticipate that our operations and existing debt financing arrangements will provide us with sufficient liquidity over the next 12 months. The availability under our revolving credit facility is subject to the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement, which is discussed further in in “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, we had total cash and cash equivalents of $630 million, of which, $506 million was held by our foreign subsidiaries, and certain of these foreign subsidiaries’ earnings are indefinitely reinvested. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At June 30, 2019, management believed that sufficient liquidity was available in the U.S., which includes borrowing capacity under our revolving credit facility, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. Beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. See “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information related to our income tax positions.

In July 2019, we repaid $150 million of our revolving loan borrowings using cash from receivables securitization and available cash.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash (used for) provided by operating activities	$(38)	$539
Cash used for investing activities	(256)	(230)
Cash used for financing activities	(283)	(641)

Operating Activities

We used $38 million in cash flows for, and received $539 million in cash flows from our operating activities during the six months ended June 30, 2019 and 2018, respectively. The decrease in cash flows from our operating activities for the six months ended June 30, 2019 was primarily attributable to a decrease in our net income, as well as an increase in our net cash outflows for working capital items due to payments on our accounts payable and certain other accrued liabilities.

The Chemours Company

Investing Activities

We used $256 million and $230 million in cash flows for our investing activities during the six months ended June 30, 2019 and 2018, respectively. Our investing cash outflows during the six months ended June 30, 2019 were primarily attributable to $257 in payments for purchases of property, plant, and equipment. Our investing cash outflows during the six months ended June 30, 2018 were primarily attributable to $228 million in payments for purchases of property, plant, and equipment, and $37 million in cash consideration payments for our acquisition of ICOR International, Inc. in April 2018. Our investing cash outflows during the six months ended June 30, 2018 were partially offset by $41 million in cash proceeds from the sales of assets and businesses, which were primarily attributable to the $39 million received in connection with our sale of land in Linden, New Jersey.

Financing Activities

We used $283 million and $641 million in cash flows for our financing activities during the six months ended June 30, 2019 and 2018, respectively. Our financing cash outflows during the six months ended June 30, 2019 were primarily attributable to the following: $322 million in purchases of our issued and outstanding common stock under our share repurchase program in connection with our capital allocation activities; $83 million in payments for cash dividends; and, $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards. These financing cash outflows were partially offset by $150 million in proceeds from draws on our revolving credit facility, which were used for general corporate purposes. Our financing cash outflows during the six months ended June 30, 2018 were primarily attributable to the following: $672 million in debt repayments and $29 million in debt extinguishment payments for “make whole” and early prepayment premiums in connection with our 2018 debt transactions; $394 million in purchases of our issued and outstanding common stock under our share repurchase program in connection with our capital allocation activities; and, $61 million in payments for cash dividends. These financing cash outflows were partially offset by $520 million in proceeds from the issuance of our euro-denominated 4.000% senior unsecured notes due May 2026 in June 2018.

Current Assets

The following table sets forth the components of our current assets at June 30, 2019 and December 31, 2018.

(Dollars in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$630	$1,201
Accounts and notes receivable, net	879	861
Inventories	1,250	1,147
Prepaid expenses and other	73	84
Total current assets	$2,832	$3,293

Our accounts and notes receivable, net increased by $18 million (or 2%) to $879 million at June 30, 2019, compared with accounts and notes receivable, net of $861 million at December 31, 2018. The increase in our accounts and notes receivable, net at June 30, 2019 was primarily attributable to the timing of payments from our customers.

Our inventories increased by $103 million (or 9%) to $1.3 billion at June 30, 2019, compared with inventories of $1.1 billion at December 31, 2018. The increase in our inventories at June 30, 2019 was primarily attributable to an increase in our finished products inventories, which resulted from lower net sales volume, and an increase in our raw materials inventories due to the strategic acquisition of ore in our Titanium Technologies segment.

Our prepaid expenses and other assets decreased by $11 million (or 13%) to $73 million at June 30, 2019, compared with prepaid expenses and other assets of $84 million at December 31, 2018. The decrease in our prepaid expenses and other assets at June 30, 2019 was primarily attributable to a decrease in prepaid income tax balances.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2019 and December 31, 2018.

(Dollars in millions)	June 30, 2019	December 31, 2018
Accounts payable	$956	$1,137
Current maturities of long-term debt	18	13
Other accrued liabilities	474	559
Total current liabilities	$1,448	$1,709

Our accounts payable decreased by $181 million (or 16%) to $956 million at June 30, 2019, compared with accounts payable of $1.1 billion at December 31, 2018. The decrease in our accounts payable at June 30, 2019 was primarily attributable to the timing of payments to our vendors.

Our current maturities of long-term debt increased by $5 million (or 38%) to $18 million at June 30, 2019, compared with current maturities of long-term debt of $13 million at December 31, 2018. The increase in our current maturities of long-term debt was primarily attributable to the recognition of a $62 million finance lease liability in the second quarter of 2019.

Our other accrued liabilities decreased by $85 million (or 15%) to $474 million at June 30, 2019, compared with other accrued liabilities of $559 million at December 31, 2018. The decrease in our other accrued liabilities at June 30, 2019 was primarily attributable to lower accrued compensation and employee-related costs, payments of certain accrued expenses, and changes in accrued litigation costs. These decreases were somewhat offset by our recognition of an operating lease liability in connection with our adoption of the new leasing standard on January 1, 2019.

Credit Facilities and Notes

See “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our credit facilities and notes.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2019 and December 31, 2018, the total payment instructions from us amounted to $150 million and $210 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at June 30, 2019 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off Balance Sheet Arrangements

Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to these critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as described below and in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

The Chemours Company

Netherlands Pension Plan

In accordance with the planned restructuring of our Netherlands pension plan (“Plan”), $935 million of annuity contracts were purchased by the Plan in July 2019 in an amount sufficient to pay off the pension benefits of the Plan’s vested retirees and inactive participants. The Dutch National Bank (“DNB”) has 90 days to approve the transaction as a partial settlement of the Plan, upon which, the insurance company will assume direct and irrevocable responsibility for the payment of pension benefits to the Plan’s vested retirees and inactive participants. The irrevocable transfer of risk will then trigger a partial settlement of the Plan, which we expect will result in a non-cash settlement charge between $350 million to $400 million during the third quarter of 2019, most of which is already recorded as a component of our accumulated other comprehensive loss. The purchase of these annuity contracts was fully-funded by the Plan’s investment trust.

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

Our environmental reserve includes estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At June 30, 2019 and December 31, 2018, our consolidated balance sheets included environmental remediation liabilities of $244 million and $226 million, respectively, relating to these matters, which, as discussed in further detail below, included $31 million and $10 million for our Fayetteville, North Carolina facility at June 30, 2019 and December 31, 2018, respectively. In management’s opinion, our environmental remediation liabilities are appropriate based on existing facts and circumstances.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $480 million above the amount accrued at June 30, 2019. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2019 and December 31, 2018, the following table sets forth the sites that are the most significant.

(Dollars in millions)	June 30, 2019	December 31, 2018
Chambers Works, Deepwater, New Jersey	$20	$18
East Chicago, Indiana	20	21
Fayetteville Works, Fayetteville, North Carolina	31	10
Pompton Lakes, New Jersey	43	45
USS Lead, East Chicago, Indiana	14	15
All other sites	116	117
Total accrued environmental remediation	$244	$226

The five sites listed above represented 53% and 48% of our total accrued environmental remediation liabilities at June 30, 2019 and December 31, 2018, respectively. For these five sites, we expect to spend, in the aggregate, $80 million over the next three years. For all other sites, we expect to spend $72 million over the next three years.

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

As discussed in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we and the NC DEQ have filed a final Consent Order that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding our Fayetteville, North Carolina facility and resolved litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. Of the total estimated liability of $87 million accrued for this matter at June 30, 2019, $31 million is included within our overall environmental remediation liabilities, and is related to on-site groundwater and surface water conditions that require further study and clean-up action, and the estimated accruable costs associated with certain on-site capital projects under the final Consent Order.

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

The environmental accrual for USS Lead continues to be based on the 2012 Record of Decision (“ROD”) and Statement of Work for Zone 1 and the associated portion of Zone 3 not yet completed, as well as the current estimate of our share of remaining Zone 2 clean-up. The EPA released a proposed amendment to the 2012 ROD for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. However, the proposed amendment was sent out for public comment with the EPA’s statement that the remedy basis and cost may change based on community input on future land use. The EPA’s final decision was expected sometime in the first half of 2019, but has not yet been released. We expect that our future costs for Zone 1 will be contingent on this remedy decision, as well as any final allocation between PRPs. Most recently, we and other PRPs received documentation from the EPA of past response costs and other unreimbursed direct costs incurred by the EPA in managing the site dating back at least a decade. We have reviewed and evaluated this documentation with respect to our current legal obligations and likely future allocation. As a result of this review, we have recorded an additional accrual for $4 million in the second quarter of 2019.

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

PFOA

See our discussion under the heading “PFOA” in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

On June 26, 2019 the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance.

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against DowDuPont, Inc., Corteva, Inc., and DuPont concerning DuPont’s contention that it is entitled to unlimited indemnity from us for specified liabilities that DuPont assigned to us in the spin-off. The lawsuit requests that the Chancery Court enter a declaratory judgment limiting DuPont’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end maximum realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4 billion dividend DuPont extracted from us in connection with the spin-off. In response, DuPont has filed a Motion to Dismiss the lawsuit seeking to have the dispute heard in a non-public arbitration rather than the Chancery Court. Many of the potential litigation liabilities discussed in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements are at issue in the lawsuit.

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income attributable to Chemours	$96	$281	$189	$578
Non-operating pension and other post-retirement employee benefit income	(3)	(7)	(6)	(14)
Exchange losses (gains), net	9	(2)	3	(2)
Restructuring, asset-related, and other charges (1)	7	10	15	20
Loss on extinguishment of debt	—	38	—	38
Gain on sales of assets and businesses (2)	(2)	(3)	(2)	(45)
Transaction costs	1	9	1	9
Legal charges (3)	8	10	38	14
Adjustments made to income taxes (4)	7	(8)	1	(13)
Benefit from income taxes relating to reconciling items (5)	(3)	(14)	(11)	(5)
Adjusted Net Income	120	314	228	580
Net income attributable to non-controlling interests	—	1	—	1
Interest expense, net	52	48	103	100
Depreciation and amortization	78	71	154	141
All remaining provision for income taxes	33	63	60	143
Adjusted EBITDA	$283	$497	$545	$965

Weighted-average number of common shares outstanding - basic	164,118,816	177,798,484	165,982,289	179,922,433
Dilutive effect of our employee compensation plans	2,822,810	6,022,757	3,508,621	6,142,986
Weighted-average number of common shares outstanding - diluted	166,941,626	183,821,241	169,490,910	186,065,419

Per share data
Basic earnings per share of common stock	$0.58	$1.58	$1.14	$3.21
Diluted earnings per share of common stock	0.57	1.53	1.12	3.11
Adjusted basic earnings per share of common stock	0.73	1.77	1.38	3.22
Adjusted diluted earnings per share of common stock	0.72	1.71	1.35	3.12
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	For the six months ended June 30, 2018, gain on sales of assets and businesses included a $42 million gain associated with the sale of our Linden, New Jersey site.
(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and six months ended June 30, 2019, legal charges included $7 million and $34 million in additional charges for the approved final Consent Order associated with certain matters at our Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

(4)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as the benefit from windfalls on our share-based payments, historical valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(5)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represents both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash flows (used for) provided by operating activities	$(38)	$539
Less: Purchases of property, plant, and equipment	(257)	(228)
Free Cash Flows	$(295)	$311

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents at June 30, 2019 and 2018.

	Period Ended June 30,
(Dollars in millions)	2019	2018
Adjusted EBITDA (1)	$1,321	$1,740
Less: Depreciation and amortization (1)	(296)	(273)
Adjusted EBIT	1,025	1,467

Total debt	4,208	3,973
Total equity	829	1,025
Less: Cash and cash equivalents	(630)	(1,217)
Invested capital, net	$4,407	$3,781

Average invested capital (2)	$3,989	$3,481

Return on Invested Capital	25.7%	42.1%
(1)

Based on amounts for the trailing 12 months ended June 30, 2019 and 2018. Reconciliations of Adjusted EBITDA to net income attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and six months ended June 30, 2019 and 2018.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2019, we had 14 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $425 million, the fair value of which amounted to a $1 million net loss. At December 31, 2018, we had 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $503 million, the fair value of which amounted to less than $1 million. We recognized a net gain of $1 million and a net loss of $1 million for the three and six months ended June 30, 2019, respectively, and net losses of $8 million and $5 million for the three and six months ended June 30, 2018, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2019, we had 123 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $137 million, the fair value of which amounted to $1 million of net unrealized gain. At December 31, 2018, we had 75 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143 million, the fair value of which amounted to $3 million of net unrealized gain. We recognized a pre-tax gain of $2 million for the six months ended June 30, 2019, and pre-tax gains of $7 million for the three and six months ended June 30, 2018, on our cash flow hedge within accumulated other comprehensive loss. For the three and six months ended June 30, 2019, $3 million and $6 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. No amounts were reclassified to cost of goods sold from accumulated other comprehensive loss during the three and six months ended June 30, 2018.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $7 million and a pre-tax gain of $3 million for the three and six months ended June 30, 2019, respectively, and pre-tax gains of $48 million and $13 million for the three and six months ended June 30, 2018, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of June 30, 2019, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR,” formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2018, all of them publicly-available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”). In December 2018, DCMR imposed a €1 million fine after undertaking waste water tests, which detected low levels of PFOA. DCMR continued taking samples and has imposed three additional fines between January and May 2019, each of which was €0.25 million. We have appealed all the fines and we believe that we have valid defenses to prevail. We continue to cooperate with all authorities in responding to information requests.

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

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended June 30, 2019.

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
Month ended April 30, 2019	1,387,241	$38.51	1,387,241	$436
Month ended May 31, 2019	229,899	34.44	229,899	428
Month ended June 30, 2019	—	—	—	—
Total	1,617,140	$37.93	1,617,140	$428
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

As of June 30, 2019, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $572 million at an average share price of $37.52 per share. The aggregate amount of our common stock that remained available for repurchase at June 30, 2019 was $428 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets; (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text, and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, which has been formatted in Inline XBRL.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	August 2, 2019

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)