Form 10-Q
period 2019-09-30
Chemours Co
filed 2019-11-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 163,501,112 shares of common stock, $0.01 par value, outstanding at October 31, 2019.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,390	$1,628	$4,173	$5,174
Cost of goods sold	1,096	1,151	3,260	3,603
Gross profit	294	477	913	1,571
Selling, general, and administrative expense	130	163	423	466
Research and development expense	20	20	61	61
Restructuring, asset-related, and other charges	34	12	49	32
Total other operating expenses	184	195	533	559
Equity in earnings of affiliates	9	10	25	32
Interest expense, net	(53)	(47)	(156)	(148)
Loss on extinguishment of debt	—	—	—	(38)
Other income, net	25	24	81	115
Income before income taxes	91	269	330	973
Provision for (benefit from) income taxes	15	(6)	65	119
Net income	76	275	265	854
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income attributable to Chemours	$76	$275	$265	$853
Per share data
Basic earnings per share of common stock	$0.46	$1.56	$1.60	$4.77
Diluted earnings per share of common stock	0.46	1.51	1.58	4.62

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$91	$(15)	$76	$269	$6	$275
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	33	(8)	25	(11)	3	(8)
Unrealized gain (loss) on cash flow hedge	5	(1)	4	(1)	—	(1)
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(1)	—	(1)
Hedging activities, net	36	(9)	27	(13)	3	(10)
Cumulative translation adjustment	(68)	—	(68)	36	—	36
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	9	—	9	(2)	—	(2)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	—	—	—
Amortization of actuarial loss	6	(1)	5	4	(1)	3
Settlement loss	3	—	3	2	—	2
Defined benefit plans, net	17	(1)	16	4	(1)	3
Other comprehensive (loss) income	(15)	(10)	(25)	27	2	29
Comprehensive income	76	(25)	51	296	8	304
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—	—	—
Comprehensive income attributable to Chemours	$76	$(25)	$51	$296	$8	$304

	Nine Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$330	$(65)	$265	$973	$(119)	$854
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	36	(9)	27	2	(1)	1
Unrealized gain on cash flow hedge	7	(1)	6	6	—	6
Reclassifications to net income - cash flow hedge	(8)	1	(7)	(1)	—	(1)
Hedging activities, net	35	(9)	26	7	(1)	6
Cumulative translation adjustment	(45)	—	(45)	(17)	—	(17)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net loss	(3)	—	(3)	—	—	—
Prior service benefit	5	—	5	—	—	—
Effect of foreign exchange rates	10	—	10	3	—	3
Reclassifications to net income:
Amortization of prior service gain	(2)	—	(2)	(1)	—	(1)
Amortization of actuarial loss	18	(4)	14	11	(2)	9
Settlement loss	4	(1)	3	2	—	2
Defined benefit plans, net	32	(5)	27	15	(2)	13
Other comprehensive income	22	(14)	8	5	(3)	2
Comprehensive income	352	(79)	273	978	(122)	856
Less: Comprehensive income attributable to non-controlling interests	—	—	—	1	—	1
Comprehensive income attributable to Chemours	$352	$(79)	$273	$977	$(122)	$855

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$694	$1,201
Accounts and notes receivable, net	832	861
Inventories	1,223	1,147
Prepaid expenses and other	78	84
Total current assets	2,827	3,293
Property, plant, and equipment	9,274	8,992
Less: Accumulated depreciation	(5,754)	(5,701)
Property, plant, and equipment, net	3,520	3,291
Operating lease right-of-use assets	307	—
Goodwill and other intangible assets, net	176	181
Investments in affiliates	184	160
Other assets	442	437
Total assets	$7,456	$7,362
Liabilities
Current liabilities:
Accounts payable	$948	$1,137
Short-term and current maturities of long-term debt	149	13
Other accrued liabilities	546	559
Total current liabilities	1,643	1,709
Long-term debt, net	4,007	3,959
Operating lease liabilities	254	—
Deferred income taxes	208	217
Other liabilities	501	457
Total liabilities	6,613	6,342
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 188,811,686 shares issued and 163,492,451 shares outstanding at September 30, 2019; 187,204,567 shares issued and 170,780,474 shares outstanding at December 31, 2018)	2	2
Treasury stock, at cost (25,319,235 shares at September 30, 2019; 16,424,093 shares at December 31, 2018)	(1,072)	(750)
Additional paid-in capital	857	860
Retained earnings	1,606	1,466
Accumulated other comprehensive loss	(556)	(564)
Total Chemours stockholders’ equity	837	1,014
Non-controlling interests	6	6
Total equity	843	1,020
Total liabilities and equity	$7,456	$7,362

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at July 1, 2018	186,594,368	$2	10,073,236	$(500)	$859	$1,127	$(469)	$6	$1,025
Common stock issued - compensation plans	431,744	—	—	—	—	—	—	—	—
Exercise of stock options, net	123,335	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	3,226,824	(136)	—	—	—	—	(136)
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(10)	—	—	—	(10)
Net income	—	—	—	—	—	275	—	—	275
Dividends ($0.25 per share)	—	—	—	—	—	(44)	—	—	(44)
Other comprehensive income	—	—	—	—	—	—	29	—	29
Balance at September 30, 2018	187,149,447	$2	13,300,060	$(636)	$856	$1,358	$(440)	$6	$1,146

Balance at July 1, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829
Common stock issued - compensation plans	6,807	—	—	—	—	—	—	—	—
Exercise of stock options, net	3,678	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Net income	—	—	—	—	—	76	—	—	76
Dividends ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Balance at September 30, 2019	188,811,686	$2	25,319,235	$(1,072)	$857	$1,606	$(556)	$6	$843

	Nine Months Ended September 30,
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Equity
Balance at January 1, 2018	185,343,034	$2	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	787,451	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,018,962	—	—	—	15	—	—	—	15
Purchases of treasury stock, at cost	—	—	10,926,065	(520)	—	—	—	—	(520)
Shares issued under employee stock purchase plan	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	20	—	—	—	20
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(16)	—	—	—	(16)
Net income	—	—	—	—	—	853	—	1	854
Dividends ($0.42 per share)	—	—	—	—	—	(74)	—	—	(74)
Other comprehensive income	—	—	—	—	—	—	2	—	2
Balance at September 30, 2018	187,149,447	$2	13,300,060	$(636)	$856	$1,358	$(440)	$6	$1,146

Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,098,346	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	508,773	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	265	—	—	265
Dividends ($0.75 per share)	—	—	—	—	—	(124)	—	—	(124)
Other comprehensive income	—	—	—	—	—	—	8	—	8
Balance at September 30, 2019	188,811,686	$2	25,319,235	$(1,072)	$857	$1,606	$(556)	$6	$843

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$265	$854
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	232	213
Gain on sales of assets and businesses	(11)	(45)
Equity in earnings of affiliates, net	(24)	(4)
Loss on extinguishment of debt	—	38
Amortization of debt issuance costs and issue discounts	7	9
Deferred tax (benefit) provision	(17)	3
Asset-related charges	12	—
Stock-based compensation expense	18	20
Net periodic pension cost (income)	4	(7)
Defined benefit plan contributions	(15)	(12)
Other operating charges and credits, net	(2)	(11)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	32	(87)
Inventories and other operating assets	(46)	(154)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(205)	64
Cash provided by operating activities	250	881
Cash flows from investing activities
Purchases of property, plant, and equipment	(385)	(344)
Acquisition of business, net	(10)	(37)
Proceeds from sales of assets and businesses, net	7	46
Proceeds from life insurance policies	1	—
Foreign exchange contract settlements, net	—	8
Cash used for investing activities	(387)	(327)
Cash flows from financing activities
Proceeds from issuance of debt, net	—	520
Proceeds from revolving loan	150	—
Repayments on revolving loan	(150)	—
Proceeds from accounts receivable securitization facility	125	—
Debt repayments	(15)	(675)
Payments related to extinguishment of debt	—	(29)
Payments of debt issuance costs	—	(12)
Payments on finance leases	(2)	—
Purchases of treasury stock, at cost	(322)	(520)
Proceeds from exercised stock options, net	8	15
Payments related to tax withholdings on vested stock awards	(30)	(16)
Payments of dividends	(124)	(106)
Cash used for financing activities	(360)	(823)
Effect of exchange rate changes on cash and cash equivalents	(10)	(12)
Decrease in cash and cash equivalents	(507)	(281)
Cash and cash equivalents at January 1,	1,201	1,556
Cash and cash equivalents at September 30,	$694	$1,275

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$68	$12
Obligations incurred under build-to-suit lease arrangement	35	41
Purchases of treasury stock not settled by period-end	—	10
Non-cash financing arrangements	11	—
Deferred payments related to acquisition of business	15	—

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

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments in this update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. For public entities, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial position, results of operations, and cash flows.

Changes to Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU No. 2018-14, Compensation –Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU No. 2018-14”). This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of certain disclosures, and adds new disclosure requirements that are considered relevant for employers that sponsor defined benefit pension or other postretirement plans. ASU No. 2018-14 is effective for fiscal years ending after December 15, 2020 with retrospective application to all periods presented, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance, which it does not expect to be material.

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

The Company adopted ASU No. 2016-02 on January 1, 2019 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, short-term and current maturities of long-term debt, and long-term debt, net, on the consolidated balance sheets. The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. The Company’s incremental borrowing rate, which is based on information available at the adoption date for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments.

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

The Company elected the package of practical expedients included in this guidance, which allowed it to not reassess: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and, (iii) the initial direct costs for existing leases. The Company combines lease components with non-lease components for all classes of assets, except for certain manufacturing facilities. The Company also elected the practical expedient to not assess whether existing or expired land easements contain a lease.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU No. 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Pursuant to the amendments, the Company, when acting as a customer to a cloud computing arrangement that is a service contract, is required to follow the guidance in Subtopic 350-40 to determine the implementation costs to capitalize as an asset related to the service contract and the costs to expense. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted in any interim period. Upon adoption, the Company had the option to elect whether it applies the amendments under ASU No. 2018-15 retrospectively, or prospectively to all implementation costs incurred after the date of adoption. The Company adopted ASU No. 2018-15 on January 1, 2019 using the prospective adoption method, the effect of which, was not material to its financial position, results of operations, or cash flows for the nine months ended September 30, 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Acquisitions and Divestitures

Acquisition of Southern Ionics Minerals, LLC.

On August 1, 2019, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Membership Interest Purchase Agreement to acquire all of the outstanding stock of Southern Ionics Minerals, LLC (“SIM”), for an estimated total consideration of approximately $25, which included customary working capital and other adjustments made within a specified time period. SIM is a privately-held minerals exploration, mining, and manufacturing company headquartered in Jacksonville, Florida. SIM mines and processes titanium and zirconium mineral sands, and this acquisition expands Chemours’ flexibility and scalability to internally source ore in the Company’s Titanium Technologies segment. The aggregate purchase price of $25 included an upfront payment of $10, an additional installment payment of $10, and contingent considerations with an estimated fair value of $5. The Company accounted for the acquisition of SIM as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.

The purchase consideration has been primarily assigned to the property, plant, and equipment of the acquired business, and there is no goodwill associated with the transaction. These amounts are subject to further adjustment as additional information is obtained during the applicable measurement period, which includes the finalization of a third-party appraisal. The Company expects to complete its assessment by the end of 2019.

The Company’s consolidated financial statements include SIM’s results of operations from August 1, 2019, the date of acquisition, through September 30, 2019. Net sales and net income attributable to Chemours contributed by SIM during this period were not material to the Company’s or its Titanium Technologies segment’s results of operations. Acquisition-related expenses amounted to less than $1 during the three and nine months ended September 30, 2019 and are included as a component of selling, general, and administrative expense in the consolidated statements of operations.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and product group for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales by geographic region (1)
North America:
Fluoroproducts	$260	$273	$851	$888
Chemical Solutions	87	87	246	259
Titanium Technologies	178	228	550	700
Total North America	525	588	1,647	1,847
Asia Pacific:
Fluoroproducts	173	168	511	505
Chemical Solutions	16	21	47	63
Titanium Technologies	225	251	587	754
Total Asia Pacific	414	440	1,145	1,322
Europe, the Middle East, and Africa:
Fluoroproducts	151	188	515	657
Chemical Solutions	6	5	15	14
Titanium Technologies	122	189	358	682
Total Europe, the Middle East, and Africa	279	382	888	1,353
Latin America (2):
Fluoroproducts	52	53	157	163
Chemical Solutions	31	42	96	117
Titanium Technologies	89	123	240	372
Total Latin America	172	218	493	652
Total net sales	$1,390	$1,628	$4,173	$5,174

Net sales by product group
Fluorochemicals	$304	$345	$1,028	$1,183
Fluoropolymers	332	337	1,006	1,030
Mining solutions	70	74	200	212
Performance chemicals and intermediates	70	81	204	241
Titanium dioxide and other minerals	614	791	1,735	2,508
Total net sales	$1,390	$1,628	$4,173	$5,174
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$758	$790
Customer rebates	66	79
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and is net of allowances for doubtful accounts of $5 at September 30, 2019 and December 31, 2018. Such allowances are equal to the estimated uncollectible amounts.

The Company’s deferred revenue balances at September 30, 2019 and December 31, 2018 were not significant. Additionally, changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2019 were not significant. For the three and nine months ended September 30, 2019, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2019 or December 31, 2018.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2019, Chemours had $100 of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2019, an approximate additional 60% in 2020, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2019 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring and other charges:
Employee separation charges	$17	$2	$15	$8
Decommissioning and other charges	5	10	22	24
Total restructuring and other charges	22	12	37	32
Asset-related and other charges	12	—	12	—
Total restructuring, asset-related, and other charges	$34	$12	$49	$32

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$12	$1	$12	$4
Corporate and Other	5	4	18	6
Total plant and product line closures	17	5	30	10
2017 Restructuring Program:
Fluoroproducts	1	2	2	7
Chemical Solutions	—	—	—	1
Titanium Technologies	—	—	1	—
Corporate and Other	—	5	—	14
Total 2017 Restructuring Program	1	7	3	22
2018 Restructuring Program:
Corporate and Other	(1)	—	(1)	—
Total 2018 Restructuring Program	(1)	—	(1)	—
2019 Restructuring Program:
Fluoroproducts	7	—	7	—
Chemical Solutions	2	—	2	—
Titanium Technologies	5	—	5	—
Corporate and Other	3	—	3	—
Total 2019 Restructuring Program	17	—	17	—
Total restructuring, asset-related, and other charges	$34	$12	$49	$32

Plant and Product Line Closures

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of less than $1 and $1 for the three and nine months ended September 30, 2019, respectively, and $1 and $4 for the three and nine months ended September 30, 2018, respectively. The Company expects to incur approximately $10 in additional restructuring charges for similar activities through 2021, all of which relates to Chemical Solutions. As of September 30, 2019, the Company incurred, in the aggregate, $36 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its separation from DuPont and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $4 and $18 for the three and nine months ended September 30, 2019, respectively, and $4 and $6 for the three and nine months ended September 30, 2018, respectively. The Company expects to incur approximately $6 in additional restructuring charges related to its Chambers Works site through the end of 2021, all of which relates to Corporate and Other. As of September 30, 2019, the Company incurred, in the aggregate, $27 in restructuring charges related to these activities.

In the third quarter of 2019, the Company announced plans to exit its Methylamines and Methylamides business at its Belle, West Virginia manufacturing plant. As a result, the Company recorded charges of approximately $10 for property, plant, and equipment and $2 for other asset impairment charges for the three and nine months ended September 30, 2019. The Company expects to incur additional charges of $22 for property, plant, and equipment and other assets through the remainder of 2019, and additional restructuring charges, including decommissioning and dismantling, of approximately $11 through 2020, all of which relates to Chemical Solutions.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $1 and $3 in restructuring-related charges for the three and nine months ended September 30, 2019, respectively, and $5 and $13 for the three and nine months ended September 30, 2018, respectively.

In 2017, the Company also announced a voluntary separation program (“VSP”) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP received certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees separated from the Company through the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining incremental, one-time financial incentives under the VSP were recognized over the period that each participating employee continued to provide service to Chemours, and amounted to $2 and $9 for the three and nine months ended September 30, 2018, respectively.

The Company recorded charges for its 2017 program of $1 and $3 during the three and nine months ended September 30, 2019, respectively, and $7 and $22 during the three and nine months ended September 30, 2018, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 program amounted to $62 at September 30, 2019. The Company has substantially completed all actions related to this program.

2018 Restructuring Program

In the fourth quarter of 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses and recorded the related estimated severance costs of $17. This charge includes $2 for severance related to the exit of the Methylamines and Methylamides business, as described above.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2019.

	2015 Global Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	2019 Restructuring Program	Total
Balance at December 31, 2018	$1	$10	$5	$—	$16
Charges (credits) to income	(1)	—	(1)	17	15
Payments	—	(9)	(4)	—	(13)
Balance at September 30, 2019	$—	$1	$—	$17	$18

At September 30, 2019, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing, contract services, and miscellaneous income (1)	$6	$24	$47	$47
Royalty income (2)	6	2	16	9
Gain on sales of assets and businesses (3)	9	—	11	45
Exchange gains (losses), net (4)	5	(6)	2	(4)
Non-operating pension and other post-retirement employee benefit (cost) income	(1)	4	5	18
Total other income, net	$25	$24	$81	$115
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $2 and $38 for the three and nine months ended September 30, 2019, respectively, and $18 and $38 for the three and nine months ended September 30, 2018, respectively.

(2)

Royalty income includes technology licensing in the Chemical Solutions segment of $6 and $13 for the three and nine months ended September 30, 2019, respectively, and $3 for the nine months ended September 30, 2018.

(3)

For the three and nine months ended September 30, 2019, the Company recognized a non-cash gain of $9 related to the sale of the Company’s Repauno, New Jersey site. For the nine months ended September 30, 2018, gain on sales of assets and businesses included a $42 gain associated with the sale of the Company’s Linden, New Jersey site.

(4)	Exchange gains (losses), net includes gains and losses on foreign currency forward contracts.

Note 7. Income Taxes

For the three months ended September 30, 2019, Chemours recorded a provision for income taxes of $15, resulting in an effective income tax rate of approximately 16%. For the three months ended September 30, 2018, Chemours recorded a benefit from income taxes of $6, resulting in an effective income tax rate of approximately negative 2%. The change in the Company’s effective tax rate for the three months ended September 30, 2019 was primarily attributable to $5 of additional income tax expense on the revaluation of certain deferred tax assets and liabilities as a result of the increased corporate tax rate for a certain foreign subsidiary, $3 of lower income tax benefits related to windfalls on its share-based payments, reduced profitability, and the geographic mix of earnings.

For the nine months ended September 30, 2019 and 2018, Chemours recorded provisions for income taxes of $65 and $119, respectively, resulting in effective income tax rates of approximately 20% and 12%, respectively. The change in the Company’s effective tax rate for the nine months ended September 30, 2019 was primarily attributable to $5 of additional income tax expense on the revaluation of certain deferred tax assets and liabilities as a result of the increased corporate tax rate for a certain foreign subsidiary, $8 of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, $8 of lower income tax benefits related to windfalls on its share-based payments, reduced profitability, and the geographic mix of its earnings.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to Chemours	$76	$275	$265	$853
Denominator:
Weighted-average number of common shares outstanding - basic	163,815,483	176,489,881	165,254,084	178,765,676
Dilutive effect of the Company’s employee compensation plans	1,325,380	5,387,244	2,780,874	5,891,072
Weighted-average number of common shares outstanding - diluted	165,140,863	181,877,125	168,034,958	184,656,748

Basic earnings per share of common stock	$0.46	$1.56	$1.60	$4.77
Diluted earnings per share of common stock	0.46	1.51	1.58	4.62

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average number of stock options	3,195,601	480,123	1,893,011	160,041

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Accounts receivable - trade, net (1)	$758	$790
VAT, GST, and other taxes (2)	57	56
Other receivables (3)	17	15
Total accounts and notes receivable, net	$832	$861
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and is net of allowances for doubtful accounts of $5 at September 30, 2019 and December 31, 2018. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $1 for the three and nine months ended September 30, 2019, respectively, and less than $1 for the three and nine months ended September 30, 2018, respectively .

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Finished products	$664	$701
Semi-finished products	201	195
Raw materials, stores, and supplies	596	476
Inventories before LIFO adjustment	1,461	1,372
Less: Adjustment of inventories to LIFO basis	(238)	(225)
Total inventories	$1,223	$1,147

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $770 and $622 (or 53% and 45%) of inventories before the LIFO adjustments at September 30, 2019 and December 31, 2018, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Equipment	$7,474	$7,344
Buildings	915	914
Construction-in-progress	735	579
Land	115	119
Mineral rights	35	36
Property, plant, and equipment	9,274	8,992
Less: Accumulated depreciation	(5,754)	(5,701)
Total property, plant, and equipment, net	$3,520	$3,291

Depreciation expense amounted to $76 and $226 for the three and nine months ended September 30, 2019 and $68 and $207 for the three and nine months ended September 30, 2018, respectively. Property, plant, and equipment, net includes a build-to-suit lease asset of $90 and $55 at September 30, 2019 and December 31, 2018, respectively.

The Company’s gross finance lease assets amounted to $66 and $7 at September 30, 2019 and December 31, 2018, respectively. In the second quarter of 2019, a subsidiary of the Company renegotiated the terms of an existing Fluoroproducts supply contract with Changshu 3F Zhonghao New Chemical Materials Co., Ltd., a related party and equity method investee, to improve the long-term supply security and competitiveness relative to not-in-kind competition of its low global warming potential foam offering. The renegotiated supply contract resulted in the recognition of a finance lease asset and a corresponding finance lease liability, which amounted to $62.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet location at September 30, 2019.

	Balance Sheet Location	September 30, 2019
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$307
Finance lease assets	Property, plant, and equipment, net (Note 11)	59
Total lease assets		$366

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 16)	$73
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 17)	5
Total current lease liabilities		78
Non-current:
Operating lease liabilities	Operating lease liabilities	254
Finance lease liabilities	Long-term debt, net (Note 17)	54
Total non-current lease liabilities		308
Total lease liabilities		$386

The following table sets forth the components of the Company’s lease cost for the three and nine months ended September 30, 2019.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$25	$74
Short-term lease cost	1	3
Variable lease cost	4	12

Finance lease cost:
Amortization of lease assets	2	3
Interest on lease liabilities	1	1
Total lease cost	$33	$93

The following table sets forth the cash flows related to the Company’s leases for the nine months ended September 30, 2019.

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74
Operating cash flows from finance leases	1
Financing cash flows from finance leases	2

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$42
Leased assets obtained in exchange for new finance lease liabilities	62

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the weighted-average term and weighted-average discount rate for the Company’s leases at September 30, 2019.

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	8.4
Finance leases	9.4

Weighted-average discount rate:
Operating leases	5.10%
Finance leases	5.90%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	As of September 30, 2019
	Operating Leases	Finance Leases	Total
Remainder of 2019	$26	$2	$28
2020	80	9	89
2021	67	8	75
2022	49	8	57
2023	32	8	40
Thereafter	144	42	186
Total lease payments	398	77	475
Less: Imputed interest	71	18	89
Present value of lease liabilities	$327	$59	$386

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter under the previous lease accounting standard.

	As of December 31, 2018
	Operating Leases	Finance Leases	Total
2019	$92	$—	$92
2020	70	2	72
2021	59	—	59
2022	42	—	42
2023	27	—	27
Thereafter	134	—	134
Total lease payments	$424	$2	$426

Build-to-suit Lease Obligation

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“The Chemours Discovery Hub”). The land on which The Chemours Discovery Hub will be located is leased to a third-party owner-lessor by UD, and Chemours will act as the construction agent and ultimate lessee of the facility based on the Company’s agreement with the owner-lessor. Project costs paid by the owner-lessor are reflected on the Company’s consolidated balance sheets as construction-in-progress within property, plant, and equipment, net, and a corresponding build-to-suit lease liability within long-term debt, net. Through September 30, 2019 and December 31, 2018, project costs paid by the owner-lessor amounted to $90 and $55, respectively. Construction of The Chemours Discovery Hub is expected to be completed by the end of 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $40 and $104 for the three and nine months ended September 30, 2019, respectively, and $38 and $101 for the three and nine months ended September 30, 2018, respectively. Purchases from the Company’s equity method investees amounted to $48 and $215 for the three and nine months ended September 30, 2019, respectively, and $30 and $98 for the three and nine months ended September 30, 2018, respectively. The Company also received $1 and $4 in dividends from its equity method investees for the three and nine months ended September 30, 2019, respectively, and less than $1 and $30 for the three and nine months ended September 30, 2018, respectively.

Note 14. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Capitalized repair and maintenance costs	$156	$178
Pension assets (1)	193	174
Deferred income taxes	43	46
Miscellaneous	50	39
Total other assets	$442	$437
(1)	Pension assets represent the funded status of certain of the Company's long-term employee benefit plans.

Note 15. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Trade payables	$929	$1,111
VAT and other payables	19	26
Total accounts payable	$948	$1,137

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Compensation and other employee-related costs	$61	$108
Employee separation costs (1)	18	16
Accrued litigation (2)	27	76
Environmental remediation (2)	74	74
Income taxes	62	87
Customer rebates	66	79
Deferred income	8	6
Accrued interest	61	21
Operating lease liabilities (3)	73	—
Miscellaneous (4)	96	92
Total other accrued liabilities	$546	$559
(1)	Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities.
(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(3)	Represents the current portion of the Company’s operating lease liabilities, which is discussed further in “Note 2 – Recent Accounting Pronouncements” and “Note 12 – Leases.”
(4)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

Note 17. Debt

The following table sets forth the components of the Company’s debt at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$887	$893
Tranche B-2 euro term loan due May 2025 (€345 at September 30, 2019 and €347 at December 31, 2018)	377	396
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at September 30, 2019 and December 31, 2018)	493	513
5.375% due May 2027	500	500
Securitization Facility	122	—
Finance lease liabilities	59	2
Build-to-suit lease obligation	90	55
Other	9	—
Total debt	4,195	4,017
Less: Unamortized issue discounts	(9)	(10)
Less: Unamortized debt issuance costs	(30)	(35)
Less: Short-term and current maturities of long-term debt	(149)	(13)
Total long-term debt, net	$4,007	$3,959

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended, provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”). For the three months ended September 30, 2019, the Company repaid $150 of revolving loan borrowings. No borrowings were outstanding under the Revolving Credit Facility at September 30, 2019 and December 31, 2018. For the three and nine months ended September 30, 2019, the Company made term loan payments of $3 and $10, respectively. Chemours also had $103 and $104 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the effective interest rates on the class of term loans denominated in U.S. dollars, and the class of term loans denominated in euros were 3.8% and 2.5%, respectively. Also, at September 30, 2019, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

Accounts Receivable Securitization Facility

On July 12, 2019, the Company, through a wholly-owned special purpose entity (“SPE”), executed an agreement with a bank for an accounts receivable securitization facility (“Securitization Facility”) for the purpose of enhancing the Company’s liquidity. Under the Securitization Facility, certain of the Company’s subsidiaries will sell their accounts receivable to the SPE, which is a non-guarantor subsidiary. In turn, the SPE may transfer undivided ownership interests in such receivables to the bank in exchange for cash. The Securitization Facility permits the SPE to borrow up to a total of $125, with an option to increase to $200. The bank has a first priority security interest in all receivables held by the SPE, and the SPE has not granted a security interest to anyone else. At September 30, 2019, receivables held by the SPE totaled $225.

Because the SPE maintains effective control over the accounts receivable, transfers of the ownership interests to the bank do not meet the criteria to account for the transfers as true sales. As a result, the Company accounted for the transfers under the Securitization Facility as collateralized borrowings. Cash received from the bank will become a short-term obligation of the Company, which will be fully-collateralized by all receivables held by the SPE. The Securitization Facility is subject to interest charges against both the amount of outstanding borrowings and the amount of available but undrawn commitments. The Securitization Facility bears a variable interest rate on outstanding borrowings and a fixed commitment fee on the average daily undrawn amount. Borrowings under the Securitization Facility are classified in its consolidated balance sheets as a component of its current liabilities due to the short-term nature of the obligation. The net borrowings under the Securitization Facility since July 2019 amounted to $122, which remained outstanding as of September 30, 2019.

Other

During the quarter, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $11.  During the three months ended September 30, 2019, the Company made payments of $2 to the financing company, and the remaining $9 is to be repaid within the next twelve months.

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

The following table sets forth the Company’s contractual debt principal maturities for the next five years and thereafter.

Year Ended December 31,
Remainder of 2019	$3
2020	135
2021	13
2022	13
2023	921
Thereafter	2,952
Total principal maturities on debt	$4,037

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

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of the Securitization Facility and financed insurance premiums approximate their fair value based on their short-term nature and maturity.

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due May 2025	$887	$855	$893	$862
Tranche B-2 euro term loan due May 2025 (€345 at September 30, 2019 and €347 December 31, 2018)	377	371	396	394
Senior unsecured notes:
6.625% due May 2023	908	900	908	918
7.000% due May 2025	750	714	750	761
4.000% due May 2026 (€450 at September 30, 2019 and December 31, 2018)	493	452	513	487
5.375% due May 2027	500	433	500	454
Securitization Facility	122	122	—	—
Other	9	9	—	—
Total senior debt	4,046	$3,856	3,960	$3,876
Less: Unamortized issue discounts	(9)		(10)
Less: Unamortized debt issuance costs	(30)		(35)
Total senior debt, net	$4,007		$3,915

Note 18. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Environmental remediation (1)	$165	$152
Employee-related costs (2)	111	130
Accrued litigation (1)	90	53
Asset retirement obligations	55	51
Deferred revenue	5	7
Miscellaneous (3)	75	64
Total other liabilities	$501	$457
(1)	The Company’s accrued environmental remediation and accrued litigation liabilities are discussed further in “Note 19 – Commitments and Contingent Liabilities.”
(2)	Employee-related costs primarily represent liabilities associated with the Company’s long-term employee benefits plans.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $42 and $46 at September 30, 2019 and December 31, 2018, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Commitments and Contingent Liabilities

Litigation

In addition to the matters discussed below, the Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of DuPont prior to the separation, is subject to or required under the separation-related agreements executed prior to the separation to indemnify DuPont against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. Except as noted below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Additional disputes between Chemours and DuPont may also arise with respect to indemnification matters, including disputes based on matters of law or contract interpretation. If and to the extent these disputes arise, they could materially adversely affect Chemours.

The Company accrues for litigation matters when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are recognized in the period in which the expense was incurred. Management believes the Company’s litigation accruals are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Asbestos	$37	$37
Perfluorooctanoic acids and its salts, including the ammonium salt	21	22
GenX and other perfluorinated and polyfluorinated compounds (1)	54	65
All other matters (2)	5	5
Total accrued litigation	$117	$129
(1)

Total accruals related to this matter amounted to $83 and $75 at September 30, 2019 and December 31, 2018, respectively. These amounts included $29 and $10, which are reflected as a component of the Company’s environmental remediation liabilities at September 30, 2019 and December 31, 2018, respectively.

(2)

Includes liabilities related to miscellaneous litigation matters, including Benzene. The Company had accruals related to Benzene of less than $1 at September 30, 2019. The Company had no accruals related to Benzene at December 31, 2018.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2019 and December 31, 2018.

	Balance Sheet Location	September 30, 2019	December 31, 2018
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 16)	$27	$76
Long-term accrued litigation	Other liabilities (Note 18)	90	53
Total accrued litigation		$117	$129

Asbestos

In the separation, DuPont assigned its asbestos docket to Chemours. At September 30, 2019 and December 31, 2018, there were approximately 1,300 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At September 30, 2019 and December 31, 2018, Chemours had an accrual of $37 related to these matters.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Benzene

In the separation, DuPont assigned its benzene docket to Chemours. At September 30, 2019 and December 31, 2018, there were 16 and 19 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

Chemours maintained accruals of $21 and $22 related to the PFOA matters discussed below at September 30, 2019 and December 31, 2018, respectively. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of September 30, 2019, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At separation, this obligation was assigned to Chemours and is included in the $21 and $22 accrued for these matters at September 30, 2019 and December 31, 2018, respectively.

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

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 61 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court with trials for two plaintiffs scheduled in January 2020, and for six plaintiffs in June 2020.

State of Ohio

In February 2018, the State of Ohio initiated litigation against DuPont regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages.

PFAS

DuPont and Chemours have been named in other litigations, including class actions, brought by individuals, municipalities, businesses and water districts alleging exposure to and/or contamination from perfluorinated and polyfluorinated compounds (“PFAS”), including PFOA. Many matters include an allegation of fraudulent transfer in the spin-off that created Chemours.

Aqueous Film Forming Foam Matters

DuPont and Chemours have been named in 30 matters, involving aqueous film forming foam (“AFFF”), which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Of these matters, 21 have been transferred to or filed directly into a multidistrict litigation (“AFFF MDL”) in South Carolina federal court. The matters pending in the AFFF MDL include three purported class actions and allege damages as a result of contamination or exposure to AFFF, in most cases due to migration from military installations or airports. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution and punitive damages. A number of matters allege fraudulent transfer.

There are nine AFFF lawsuits pending outside the AFFF MDL in state courts across the country. These matters are:

Valero Refining (“Valero”) filed seven state court lawsuits commencing in June 2019 regarding its Tennessee, Texas, Oklahoma, California, Ohio and Louisiana facilities. These lawsuits allege that several defendants that designed, manufactured, marketed, and/or sold AFFF or PFAS incorporated into AFFF have caused Valero to incur damages and costs including remediation, AFFF disposal and replacement. Valero also alleges fraudulent transfer.

In August 2019, a putative class action was filed in Alaska state court seeking class status for property owners whose groundwater has been contaminated by AFFF use at Fairbanks International Airport, a nearby fire training facility and other state operations.  Plaintiffs also allege fraudulent transfer. Damages sought include cost of remediation, monitoring, medical monitoring, diminution of property value, cost of replacement water and punitive damages.

In September 2019, a lawsuit alleging personal injury resulting from exposure to AFFF in Long Island drinking water was filed by four individuals in New York state court. Plaintiffs also allege violation of New York Uniform Fraudulent Conveyance Act and seek compensatory and punitive damages, and medical monitoring.

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

Each state has filed one lawsuit against 3M Company (“3M”), DuPont, and Chemours generally alleging widespread contamination of the state’s natural resources with PFAS and damaging the value and use of natural resources as well as injuring citizens of the states. The second lawsuit filed by each state, as well as the state of New York, is against alleged manufacturers of AFFF, including DuPont and Chemours. This second action generally demands that the defendants pay for all costs to respond to contamination of the state’s property and resources and other damages. All these lawsuits include counts for fraudulent transfer, either under state law or uniform acts.

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

In February 2019, the Ridgewood Water Department (“Ridgewood Water”), a public water supplier in Bergen County, New Jersey filed a lawsuit in New Jersey state court against DuPont, Chemours, and numerous other defendants. As to DuPont and Chemours, Ridgewood Water alleges that “PTFE” (polytetrafluoroethylene fluoropolymers) is one of the sources of alleged PFAS contamination, including PFOA and PFOS. Ridgewood Water seeks declaratory relief requiring defendants to pay for assessment, remediation, and response costs, as well as compensatory and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2019, six Long Island water suppliers filed lawsuits in New York federal court against defendants including DuPont and Chemours regarding alleged PFAS, PFOA and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass and fraudulent transfer.  Plaintiffs seek declaratory and injunctive relief as well as compensatory and punitive damages.

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

The lawsuits filed in New Jersey state courts by the NJ DEP are: (i) in Salem County, against DuPont, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at separation; (ii) in Middlesex County, against DuPont, DuPont SP USA, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, ISRA, WPCA, and common law regarding past and present operations at Parlin, a DuPont owned site; (iii) in Gloucester County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at separation which has been sold; and (iv) in Passaic County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS. Each lawsuit also alleges fraudulent transfer.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

GenX and Other Perfluorinated and Polyfluorinated Compounds

At its Fayetteville, North Carolina facility, the Company continues to capture and separately dispose of process waste water containing the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other perfluorinated and polyfluorinated compounds. The Company believes that discharges to the Cape Fear River, site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina and is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities. Government inquiries include an investigation regarding PFAS chemicals (including GenX) initiated in July 2019 by the U.S. House of Representatives Committee on Oversight and Reform, Subcommittee on the Environment which held a hearing at which Chemours offered testimony. There is an ongoing investigation into releases from the Fayetteville site being conducted by the U.S. Attorney’s Office for the Eastern District of North Carolina and the Environment and Natural Resources Division of the U.S. Department of Justice.

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

On February 25, 2019, the North Carolina Superior Court for Bladen County approved a Consent Order between NC DEQ and the Company resolving the State’s and CFRW’s lawsuits and other matters (including issues regarding the legislation referenced above and Notices of Violation (“NOVs”) issued by the State) and litigation brought by CFRW. Under its terms, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and continues to take additional actions to address site surface water, groundwater, and air emissions, including installing technology to abate future emissions by specified dates and meeting specified emissions reductions (with stipulated penalties for failures to do so). The Company continues to have active dialogue with NC DEQ and CFRW regarding the additional actions to be taken under the Consent Order and will submit a Corrective Action Plan for onsite groundwater remediation to NC DEQ and CFRW in December 2019. The Company accrued an additional $2 during the third quarter of 2019 and had total accrued liabilities of $83 for this matter at September 30, 2019, of which, $54 is treated as accrued litigation costs. The Company’s estimated liability is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the type of water treatment systems required, the cost of proposed water treatment systems, the number of affected properties, and any related operation, maintenance, and monitoring (“OM&M”) requirements, assessed fines and penalties, and other charges contemplated by the Consent Order. As implementation of the Company’s obligations under the Consent Order proceed, an additional loss is considered probable but not estimable at this time.

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

It is also possible that issues relating to site discharges could result in further litigation or regulatory demands with regard to the Fayetteville facility, including potential permit modifications. If such issues arise, or if the Consent Order is modified, an additional loss is reasonably possible but not estimable at this time.

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

Securities Litigation

In October 2019 the Electrical Workers Pension Fund, Local 103 (“IBEW”) filed a putative class action in Delaware federal court alleging that Chemours and certain of its officers violated the Securities Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities assigned to Chemours in connection with its spin-off from DuPont. The IBEW seeks a class of purchasers of the Chemours stock between February 16, 2017 and August 1, 2019 and alleges compensatory damages and fees. The Company believes the suit is without merit and intends to vigorously defend against it. It is possible that additional actions may be filed concerning the same subject matter.

Management believes that it is not possible at this time to reasonably assess the outcome of this litigation or to estimate the loss or range of loss as the matter is in the early stages with significant issues to be resolved. If the Company were not to prevail in the litigation, the impact could be material to the Company’s results of operations, financial position, and cash flows.

Mining Solutions Facility Construction Stoppage

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the Company’s new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work. The suspension was subsequently lifted on appeal and the matter is before the Supreme Court of Mexico. A second similar complaint was filed in September 2019 and, again, a suspension of construction was granted. Chemours will file an appeal.

At September 30, 2019 the Company had $144 long-lived assets under construction at the facility, $6 of other related prepaid costs, and approximately $50 of the Company’s goodwill assigned to the Mining Solutions reporting unit. Management believes these amounts are recoverable as of September 30, 2019.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at September 30, 2019 and December 31, 2018, and illustrates the five sites that are deemed the most significant by management.

	September 30, 2019	December 31, 2018
Chambers Works, Deepwater, New Jersey	$20	$18
East Chicago, Indiana	18	21
Fayetteville Works, Fayetteville, North Carolina (1)	29	10
Pompton Lakes, New Jersey	43	45
USS Lead, East Chicago, Indiana	14	15
All other sites	115	117
Total accrued environmental remediation	$239	$226
(1)

Total accruals related to this matter amounted to $83 and $75 at September 30, 2019 and December 31, 2018, respectively. These amounts included $54 and $65, which are reflected as a component of the Company’s accrued litigation at September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at September 30, 2019 and December 31, 2018.

	Balance Sheet Location	September 30, 2019	December 31, 2018
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 16)	$74	$74
Long-term environmental remediation	Other liabilities (Note 18)	165	152
Total environmental remediation		$239	$226

At September 30, 2019 and December 31, 2018, the consolidated balance sheets included liabilities relating to these matters of $239 and $226, respectively, which, in management’s opinion, are appropriate based on existing facts and circumstances. The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs. While the Company currently estimates that, in view of that uncertainty, the potential liability may range up to approximately $570 above the amount accrued at September 30, 2019, the amounts could be substantially higher than this range under adverse changes in circumstances.

Chemours incurred environmental remediation expenses of $10 and $42 for the three and nine months ended September 30, 2019, respectively, and $8 and $32 for the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019, the Company has purchased a cumulative 15,245,999 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $572 at an average share price of $37.52 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at September 30, 2019 was $428.

Note 21. Stock-based Compensation

The Company’s total stock-based compensation expense was $4 and $18 for the three and nine months ended September 30, 2019, respectively, and $5 and $20 for the three and nine months ended September 30, 2018, respectively.

Stock Options

During the nine months ended September 30, 2019, Chemours granted approximately 840,000 non-qualified stock options to certain of its employees, of which 760,000 non-qualified stock options were granted in the first quarter of 2019. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at grant date to determine the fair value of the Company’s stock option awards that were granted during the nine months ended September 30, 2019.

Nine Months Ended September 30, 2019
Risk-free interest rate	2.53%
Expected term (years)	6.05
Volatility	48.05%
Dividend yield	2.81%
Fair value per stock option	$13.66

The Company recorded $2 and $8 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2019, respectively, and $1 and $7 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, approximately 6,190,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2019, Chemours granted approximately 190,000 restricted stock units (“RSUs”) to certain of its employees, of which 150,000 RSUs were granted in the first quarter of 2019. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $1 and $5 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2019, respectively, and $1 and $6 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, approximately 220,000 RSUs remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Share Units

During the nine months ended September 30, 2019, Chemours granted approximately 240,000 performance share units (“PSUs”) to key senior management employees, of which 200,000 PSUs were granted in the first quarter of 2019. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

During the nine months ended September 30, 2019, approximately 1,520,000 PSUs granted in 2016 to the Company’s key senior management employees vested, based on the attainment of certain performance and market-based conditions. Of the 1,520,000 PSUs that vested during the nine months ended September 30, 2019, approximately 680,000 non-issued shares were cancelled to cover the employee portion of income taxes related to this award.

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

The Company recorded less than $1 and $5 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2019, respectively, and $3 and $7 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2018, respectively. At September 30, 2019, approximately 570,000 PSUs at 100% of the target amount remained non-vested.

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (“ESPP”), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. During the first and third quarters of 2019, the Company executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants. The company purchased approximately 58,000 shares for $1 and approximately 83,000 shares for $2 for the three and nine months ended September 30, 2019, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2019, the Company had 13 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $399, and an average maturity of one month. At December 31, 2018, the Company had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $503, and an average maturity of one month. Chemours recognized net gains of $1 and less than $1 for the three and nine months ended September 30, 2019, respectively, and net gains of $14 and $8 for the three and nine months ended September 30, 2018, respectively, on its foreign currency forward contracts in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2019, the Company had 142 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $128, and an average maturity of four months. At December 31, 2018, the Company had 75 foreign currency contracts outstanding under Chemours’ cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143, and an average maturity of four months. The Company recognized pre-tax gains of $5 and $7 for the three and nine months ended September 30, 2019, and a pre-tax loss of $1 and a pre-tax gain of $6 for the three and nine months ended September 30, 2018 on its cash flow hedge within accumulated other comprehensive loss. For the three and nine months ended September 30, 2019, $2 and $8 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss. For the three and nine months ended September 30, 2018, $1 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $6 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $33 and $36 for the three and nine months ended September 30, 2019, respectively, and a pre-tax loss of $11 and a pre-tax gain of $2 for the three and nine months ended September 30, 2018, respectively, on its net investment hedges within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2019 and 2018.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2019 and December 31, 2018.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2019	December 31, 2018
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 9)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 9)	4	3
Total asset derivatives		$5	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 16)	$1	$1
Total liability derivatives		$1	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Derivative Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s derivative assets and liabilities for the three and nine months ended September 30, 2019 and 2018.

	Gain (Loss) Recognized In
			Other Comprehensive
Three months ended September 30,	Cost of Goods Sold	Other Income, Net	Income
2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	5
Euro-denominated debt designated as a net investment hedge	—	—	33

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$14	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	(2)
Euro-denominated debt designated as a net investment hedge	—	—	(11)

	Gain (Loss) Recognized In
			Other Comprehensive
Nine months ended September 30,	Cost of Goods Sold	Other Income, Net	Income
2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	8	—	7
Euro-denominated debt designated as a net investment hedge	—	—	36

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$8	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	5
Euro-denominated debt designated as a net investment hedge	—	—	2

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$(3)	$(4)	$(9)	$(11)
Interest cost	(4)	(4)	(13)	(13)
Expected return on plan assets	12	14	38	43
Amortization of actuarial loss	(6)	(4)	(18)	(12)
Amortization of prior service gain	1	—	2	2
Settlement loss	(3)	(2)	(4)	(2)
Total net periodic pension (cost) income	$(3)	$—	$(4)	$7

Net loss	$—	$—	$(3)	$—
Prior service benefit	—	—	5	—
Amortization of prior service gain	(1)	—	(2)	(1)
Amortization of actuarial loss	6	4	18	11
Settlement loss	3	2	4	2
Effect of foreign exchange rates	9	(2)	10	3
Benefit recognized in other comprehensive income	17	4	32	15
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$14	$4	$28	$22

The Company made cash contributions of $2 and $15 to its defined benefit pension plans during the three and nine months ended September 30, 2019, respectively, and $4 and $12 for the three and nine months ended September 30, 2018, respectively, and expects to make additional cash contributions of $6 to its defined benefit pension plans during the remainder of 2019.
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018.

Three Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2019
Net sales to external customers	$636	$140	$614	$1,390
Adjusted EBITDA	122	23	137	282
Depreciation and amortization	34	5	30	69

2018
Net sales to external customers	$682	$155	$791	$1,628
Adjusted EBITDA	182	24	268	474
Depreciation and amortization	28	5	30	63

Nine Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2019
Net sales to external customers	$2,034	$404	$1,735	$4,173
Adjusted EBITDA	461	55	390	906
Depreciation and amortization	100	18	90	208

2018
Net sales to external customers	$2,213	$453	$2,508	$5,174
Adjusted EBITDA	619	50	856	1,525
Depreciation and amortization	87	15	90	192

Corporate and Other depreciation and amortization expense amounted to $8 and $24 for the three and nine months ended September 30, 2019, respectively, and $8 and $21 for the three and nine months ended September 30, 2018, respectively.

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$282	$474	$906	$1,525
Corporate and Other Adjusted EBITDA	(34)	(39)	(113)	(126)
Interest expense, net	(53)	(47)	(156)	(148)
Depreciation and amortization	(78)	(71)	(232)	(213)
Non-operating pension and other post-retirement employee benefit (cost) income	(1)	4	5	18
Exchange gains (losses), net	5	(6)	2	(4)
Restructuring, asset-related, and other charges (1)	(34)	(12)	(49)	(32)
Loss on extinguishment of debt	—	—	—	(38)
Gain on sales of assets and businesses (2)	9	—	11	45
Transaction costs	—	—	(1)	(9)
Legal charges (3)	(5)	(34)	(43)	(45)
Income before income taxes	$91	$269	$330	$973

(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges.”
(2)

For the three and nine months ended September 30, 2019, the Company recognized a non-cash gain of $9 related to the sale of the Company’s Repauno, New Jersey site. For the nine months ended September 30, 2018, gain on sales of assets and businesses included a $42 gain associated with the sale of the Company’s Linden, New Jersey site.

(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and nine months ended September 30, 2019, legal charges included $2 and $36 in additional charges for the approved final Consent Order associated with certain matters at the Company’s Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities.”

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

The following condensed consolidating financial information is presented to comply with the Company’s requirements under Rule 3-10:

•	the condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018;
•	the condensed consolidating balance sheets at September 30, 2019 and December 31, 2018; and,
•	the condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$810	$910	$(330)	$1,390
Cost of goods sold	—	739	693	(336)	1,096
Gross profit	—	71	217	6	294
Selling, general, and administrative expense	4	96	34	(4)	130
Research and development expense	—	18	2	—	20
Restructuring, asset-related, and other charges	—	22	12	—	34
Total other operating expenses	4	136	48	(4)	184
Equity in earnings of affiliates	—	—	9	—	9
Equity in earnings (loss) of subsidiaries	106	(1)	—	(105)	—
Interest expense, net	(52)	—	(1)	—	(53)
Intercompany interest income (expense), net	11	4	(15)	—	—
Other income (expense), net	6	40	(17)	(4)	25
Income before income taxes	67	(22)	145	(99)	91
(Benefit from) provision for income taxes	(9)	(6)	30	—	15
Net income (loss)	76	(16)	115	(99)	76
Net income (loss) attributable to Chemours	$76	$(16)	$115	$(99)	$76
Comprehensive income attributable to Chemours	$51	$(16)	$65	$(49)	$51

	Nine Months Ended September 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$2,544	$2,718	$(1,089)	$4,173
Cost of goods sold	—	2,215	2,138	(1,093)	3,260
Gross profit	—	329	580	4	913
Selling, general, and administrative expense	19	314	108	(18)	423
Research and development expense	—	56	5	—	61
Restructuring, asset-related, and other charges	—	37	12	—	49
Total other operating expenses	19	407	125	(18)	533
Equity in earnings of affiliates	—	—	25	—	25
Equity in earnings (loss) of subsidiaries	364	(3)	—	(361)	—
Interest (expense) income, net	(159)	1	2	—	(156)
Intercompany interest income (expense), net	28	13	(41)	—	—
Other income (expense), net	20	108	(29)	(18)	81
Income before income taxes	234	41	412	(357)	330
(Benefit from) provision for income taxes	(31)	7	89	—	65
Net income	265	34	323	(357)	265
Net income attributable to Chemours	$265	$34	$323	$(357)	$265
Comprehensive income attributable to Chemours	$273	$34	$304	$(338)	$273

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$987	$1,103	$(462)	$1,628
Cost of goods sold	—	769	834	(452)	1,151
Gross profit	—	218	269	(10)	477
Selling, general, and administrative expense	5	122	40	(4)	163
Research and development expense	—	18	2	—	20
Restructuring, asset-related, and other charges	—	12	—	—	12
Total other operating expenses	5	152	42	(4)	195
Equity in earnings of affiliates	—	—	10	—	10
Equity in earnings (loss) of subsidiaries	308	(1)	—	(307)	—
Interest (expense) income, net	(51)	1	3	—	(47)
Intercompany interest income (expense), net	13	3	(16)	—	—
Loss on extinguishment of debt	—	—	—	—	—
Other income (expense), net	2	52	(26)	(4)	24
Income before income taxes	267	121	198	(317)	269
(Benefit from) provision for income taxes	(8)	(31)	33	—	(6)
Net income	275	152	165	(317)	275
Less: Net income attributable to non-controlling interests	—	—	—	—	—
Net income attributable to Chemours	$275	$152	$165	$(317)	$275
Comprehensive income attributable to Chemours	$304	$152	$202	$(354)	$304

	Nine Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Net sales	$—	$3,071	$3,493	$(1,390)	$5,174
Cost of goods sold	—	2,403	2,590	(1,390)	3,603
Gross profit	—	668	903	—	1,571
Selling, general, and administrative expense	28	339	119	(20)	466
Research and development expense	—	56	5	—	61
Restructuring, asset-related, and other charges	—	31	1	—	32
Total other operating expenses	28	426	125	(20)	559
Equity in earnings of affiliates	—	—	32	—	32
Equity in earnings of subsidiaries	983	2	—	(985)	—
Interest (expense) income, net	(159)	2	9	—	(148)
Intercompany interest income (expense), net	35	6	(41)	—	—
Loss on extinguishment of debt	(38)	—	—	—	(38)
Other income (expense), net	22	146	(33)	(20)	115
Income before income taxes	815	398	745	(985)	973
(Benefit from) provision for income taxes	(39)	31	127	—	119
Net income	854	367	618	(985)	854
Less: Net income attributable to non-controlling interests	—	—	1	—	1
Net income attributable to Chemours	$854	$367	$617	$(985)	$853
Comprehensive income attributable to Chemours	$855	$367	$618	$(985)	$855

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Balance Sheets

	September 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$143	$551	$—	$694
Accounts and notes receivable, net	—	70	762	—	832
Intercompany receivables	19	1,028	375	(1,422)	—
Inventories	—	660	646	(83)	1,223
Prepaid expenses and other	—	57	17	4	78
Total current assets	19	1,958	2,351	(1,501)	2,827
Property, plant, and equipment	—	7,074	2,200	—	9,274
Less: Accumulated depreciation	—	(4,632)	(1,122)	—	(5,754)
Property, plant, and equipment, net	—	2,442	1,078	—	3,520
Operating lease right-of-use assets	—	284	23	—	307
Goodwill and other intangible assets, net	—	162	14	—	176
Investments in affiliates	—	—	184	—	184
Investments in subsidiaries	4,339	149	—	(4,488)	—
Intercompany notes receivable	1,250	—	—	(1,250)	—
Other assets	7	151	283	1	442
Total assets	$5,615	$5,146	$3,933	$(7,238)	$7,456
Liabilities
Current liabilities:
Accounts payable	$—	$598	$350	$—	$948
Short-term and current maturities of long-term debt	13	10	126	—	149
Intercompany payables	841	205	376	(1,422)	—
Other accrued liabilities	61	307	179	(1)	546
Total current liabilities	915	1,120	1,031	(1,423)	1,643
Long-term debt, net	3,862	92	53	—	4,007
Operating lease liabilities	—	240	14	—	254
Intercompany notes payable	—	—	1,250	(1,250)	—
Deferred income taxes	1	119	88	—	208
Other liabilities	—	421	80	—	501
Total liabilities	4,778	1,992	2,516	(2,673)	6,613
Commitments and contingent liabilities
Equity
Total Chemours stockholders’ equity	837	3,154	1,411	(4,565)	837
Non-controlling interests	—	—	6	—	6
Total equity	837	3,154	1,417	(4,565)	843
Total liabilities and equity	$5,615	$5,146	$3,933	$(7,238)	$7,456

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities (1)	$163	$(419)	$745	$(239)	$250
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(324)	(61)	—	(385)
Intercompany investing activities	—	37	(344)	307	—
Acquisition of business, net	—	(10)	—	—	(10)
Proceeds from sales of assets and businesses, net	—	5	2	—	7
Proceeds from life insurance policies	—	1	—	—	1
Cash used for investing activities	—	(291)	(403)	307	(387)
Cash flows from financing activities
Proceeds from revolving loan	150	—	—	—	150
Repayments on revolving loan	(150)	—	—	—	(150)
Proceeds from accounts receivable securitization facility	—	—	125		125
Debt repayments	(10)	(2)	(3)	—	(15)
Payments on finance leases	—	—	(2)	—	(2)
Purchases of treasury stock, at cost	(322)	—	—	—	(322)
Intercompany financing activities (1)	315	616	(863)	(68)	—
Proceeds from exercised stock options, net	8	—	—	—	8
Payments related to tax withholdings on vested stock awards	(30)	—	—	—	(30)
Payments of dividends	(124)	—	—	—	(124)
Cash (used for) provided by financing activities	(163)	614	(743)	(68)	(360)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)
Decrease in cash and cash equivalents	—	(96)	(411)	—	(507)
Cash and cash equivalents at January 1,	—	239	962	—	1,201
Cash and cash equivalents at September 30,	$—	$143	$551	$—	$694

(1)

During the nine months ended September 30, 2019, the Company received $494 in collections on its accounts receivable sold into the SPE under the Securitization Facility, which, inclusive of net borrowings, led to a total of $616 received by the SPE and distributed to the Guarantor Subsidiaries during the period.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$2	$(138)	$1,017	$—	$881
Cash flows from investing activities
Purchases of property, plant, and equipment	—	(259)	(85)	—	(344)
Intercompany investing activities	—	76	(897)	821	—
Acquisition of business, net	—	(37)	—	—	(37)
Proceeds from sales of assets and businesses, net	—	46	—	—	46
Foreign exchange contract settlements, net	—	8	—	—	8
Cash used for investing activities	—	(166)	(982)	821	(327)
Cash flows from financing activities
Proceeds from issuance of debt, net	520	—	—	—	520
Debt repayments	(675)	—	—	—	(675)
Payments related to extinguishment of debt	(29)	—	—	—	(29)
Payments of debt issuance costs	(12)	—	—	—	(12)
Purchases of treasury stock, at cost	(520)	—	—	—	(520)
Intercompany financing activities	821	—	—	(821)	—
Proceeds from exercised stock options, net	15	—	—	—	15
Payments related to tax withholdings on vested stock awards	(16)	—	—	—	(16)
Payments of dividends	(106)	—	—	—	(106)
Cash used for financing activities	(2)	—	—	(821)	(823)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12)	—	(12)
(Decrease) increase in cash and cash equivalents	—	(304)	23	—	(281)
Cash and cash equivalents at January 1,	—	761	795	—	1,556
Cash and cash equivalents at September 30,	$—	$457	$818	$—	$1,275

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

The Chemours Company

Recent Developments

Accounts Receivable Securitization Facility

In July 2019, we, through a wholly-owned special purpose entity, entered into an accounts receivable securitization facility (“Securitization Facility”) to enhance our liquidity. The net borrowings under the Securitization Facility since July 2019 amounted to $122 million, which remained outstanding as of September 30, 2019.  The proceeds were used to pay down our outstanding revolving loan balance.

2019 Restructuring Program

In an effort to better align our cost structure with market opportunities we recorded severance charges of $17 million during the three months ended September 30, 2019. This charge includes $2 million related to our exit of the Methylamines and Methylamides business as discussed below. Impacted employees are subject to our customary involuntary termination benefits. The majority of the employees will separate from the Company during the fourth quarter of 2019.

Also in the third quarter of 2019, we announced plans to exit the Methylamines and Methylamides business at our Belle, West Virginia manufacturing plant. As a result, for the three and nine months ended September 30, 2019 we recorded charges of approximately $10 million for property, plant, and equipment and $2 million for other asset impairment charges. As of September 30, 2019, we incurred, in the aggregate, $14 million in restructuring charges related to these activities, including asset-related charges. We expect to incur additional charges of $22 million for property, plant, and equipment and other assets through the remainder of 2019, and additional restructuring charges, including decommissioning and dismantling, of approximately $11 million through 2020, all of which relates to Chemical Solutions.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net sales	$1,390	$1,628	$4,173	$5,174
Cost of goods sold	1,096	1,151	3,260	3,603
Gross profit	294	477	913	1,571
Selling, general, and administrative expense	130	163	423	466
Research and development expense	20	20	61	61
Restructuring, asset-related, and other charges	34	12	49	32
Total other operating expenses	184	195	533	559
Equity in earnings of affiliates	9	10	25	32
Interest expense, net	(53)	(47)	(156)	(148)
Loss on extinguishment of debt	—	—	—	(38)
Other income, net	25	24	81	115
Income before income taxes	91	269	330	973
Provision for (benefit from) income taxes	15	(6)	65	119
Net income	76	275	265	854
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income attributable to Chemours	$76	$275	$265	$853
Per share data
Basic earnings per share of common stock	$0.46	$1.56	$1.60	$4.77
Diluted earnings per share of common stock	0.46	1.51	1.58	4.62

The Chemours Company

Net Sales

The following table sets forth the impact of price, volume, and currency on our net sales for the three and nine months ended September 30, 2019, compared with the same periods in 2018.

Change in net sales from prior period	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Price	(3)%	(1)%
Volume	(11)%	(17)%
Currency	(1)%	(1)%
Total change in net sales	(15)%	(19)%

Our net sales decreased by $238 million (or 15%) to $1.4 billion for the three months ended September 30, 2019, compared with net sales of $1.6 billion for the same period in 2018. The components of the decrease in our net sales by segment for the three months ended September 30, 2019 were as follows: in our Fluoroproducts segment, volume was down 2%, price declined 4%, and unfavorable currency movements added a 1% headwind to segment net sales; in our Chemical Solutions segment, volume was up 1% and price declined 11%; and, in our Titanium Technologies segment, volume and price were down 20% and 2%, respectively.

Our net sales decreased by $1.0 billion (or 19%) to $4.2 billion for the nine months ended September 30, 2019, compared with net sales of $5.2 billion for the same period in 2018. The components of the decrease in our net sales by segment for the nine months ended September 30, 2019 were as follows: in our Fluoroproducts segment, volume was down 5%, price declined 2%, and unfavorable currency movements added a 1% headwind to segment net sales; in our Chemical Solutions segment, volume and price decline by 8% and 3%, respectively; and, in our Titanium Technologies segment, volume was down 30%, while unfavorable currency movements added a 1% headwind to segment net sales.

The drivers of these changes for each of our segments are discussed further under the heading “Segment Reviews,” which follows our “Results of Operations and Business Highlights” in this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $55 million (or 5%) and $343 million (or 10%) to $1.1 billion and $3.3 billion for the three and nine months ended September 30, 2019, respectively, compared with COGS of $1.2 billion and $3.6 billion for the same periods in 2018. The decreases in our COGS for the three and nine months ended September 30, 2019 were primarily attributable to lower net sales volumes, which were partially offset by the impacts of operational headwinds.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $33 million (or 20%) to $130 million for the three months ended September 30, 2019, compared with SG&A expense of $163 million for the same period in 2018. The decrease in our SG&A expense for the three months ended September 30, 2019 was primarily attributable to lower costs for certain legal matters.

Our SG&A expense decreased by $43 million (or 9%) to $423 million for the nine months ended September 30, 2019, compared with SG&A expense of $466 million for the same period in 2018. The decrease in our SG&A expense for the nine months ended September 30, 2019 was primarily attributable to lower performance-related compensation and costs incurred for our 2018 debt transactions that were not repeated in 2019, and lower costs for certain legal matters. These decreases were partially offset by increased legal costs accrued during the first quarter of 2019 in connection with the approved final Consent Order to settle certain litigation and other matters at our Fayetteville, North Carolina facility.

Research and Development Expense

Our research and development expense was unchanged at $20 million and $61 million, and $20 million and $61 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $22 million (or greater than 100%) and $17 million (or 53%) to $34 million and $49 million for the three and nine months ended September 30, 2019, respectively, compared with restructuring, asset-related, and other charges of $12 million and $32 million for the same periods in 2018.

The Chemours Company

Our restructuring, asset-related, and other charges for the three months ended September 30, 2019 were primarily composed of charges related to our 2019 Restructuring Program, including our plans to exit the Methylamines and Methylamides business at the Belle, WV manufacturing plant, both announced in the third quarter of 2019.

Our restructuring, asset-related, and other charges for the nine months ended September 30, 2019 primarily consisted of the aforementioned three months ended September 30, 2019 charges plus continuing decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, NJ and the Reactive Metals Solutions business in Niagara Falls, NY.

Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2018 were primarily attributable to continued progress on our business process and information technology outsourcing efforts, as well as additional severance accruals under our 2017 restructuring program.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $1 million (or 10%) and $7 million (or 22%) to $9 million and $25 million for the three and nine months ended September 30, 2019, respectively, compared with equity in earnings of affiliates of $10 million and $32 million for the same periods in 2018.

The decrease in our equity in earnings of affiliates for the three months ended September 30, 2019 was primarily attributable to global automotive market softness for our investees in the Fluoroproducts segment.

The decrease in our equity in earnings of affiliates for the nine months ended September 30, 2019 was primarily attributable to global semiconductor and automotive market softness for our investees in the Fluoroproducts segment.

Interest Expense, Net

Our interest expense, net increased by $6 million (or 13%) and $8 million (or 5%) to $53 million and $156 million for the three and nine months ended September 30, 2019, respectively, compared with interest expense, net of $47 million and $148 million for the same periods in 2018.

The increase in our interest expense, net for the three months ended September 30, 2019 was primarily attributable to lower amounts of interest income and capitalized interest due to lower cash and cash equivalents balances and the completion or stoppage of certain of our large-scale construction projects, respectively.

The increase in our interest expense, net for the nine months ended September 30, 2019 was primarily attributable to lower amounts of interest income and capitalized interest due to the aforementioned reasons, which more than offset the impact of any reduced interest costs resulting from our 2018 debt transactions.

Loss on Extinguishment of Debt

We incurred a loss on extinguishment of debt of $38 million for the nine months ended September 30, 2018 in connection with our 2018 debt transactions.

Other Income, Net

Our other income, net increased by $1 million (or 4%) and decreased $34 million (or 30%) to $25 million and $81 million for the three and nine months ended September 30, 2019, respectively, compared with other income, net of $24 million and $115 million for the same periods in 2018.

The increase in our other income, net for the three months ended September 30, 2019 was primarily attributable to recognition of the previously deferred non-cash gain of $9 million, associated with the sale of the Repauno site in Gibbstown, NJ. The gain had been deferred until certain environmental obligations had been fulfilled.  This was offset by lower European Union (“EU”) fluorinated greenhouse gas (“F-gas”) quota authorization sales.

The decrease in our other income, net for the nine months ended September 30, 2019 was primarily attributable to a $42 million gain on our sale of land in Linden, New Jersey during the first quarter of 2018, which was not repeated in 2019. This decrease was partially offset by the recognition of the previously deferred non-cash gain of $9 million, associated with the sale of the Repauno site in Gibbstown, NJ.

The Chemours Company

Provision for Income Taxes

Our provisions for income taxes were $15 million and $65 million for the three and nine months ended September 30, 2019, which represented effective tax rates of 16% and 20%, respectively, compared with benefit from and provision for income taxes of $6 million and $119 million for the same periods in 2018, which represented effective tax rates of approximately negative 2% and 12%, respectively. The change in the Company’s effective tax rate for the three months ended September 30, 2019 was primarily attributable to $5 million of additional income tax expense on the revaluation of certain deferred tax assets and liabilities as result of the increased corporate tax rate for a certain foreign subsidiary, $3 million of lower income tax benefits related to windfalls on its share-based payments, reduced profitability and the geographic mix of its earnings.  The change in the Company’s effective tax rate for the three months ended September 30, 2018 was primarily attributable to $17 million in income tax benefits related to the reversal of the valuation allowance on carryforward foreign tax credits, $14 million in income tax benefits related to the filing of the Company’s 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced corporate tax rate, and the Company’s geographic mix of earnings.

The change in the Company’s effective tax rate for the nine months ended September 30, 2019 were primarily attributable to $5 million of additional income tax expense on the revaluation of certain deferred tax assets and liabilities as result of the increased corporate tax rate for a certain foreign subsidiary, $8 million of additional income tax expense associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary, $8 million of lower income tax benefits related to windfalls on its share-based payments, reduced profitability and the geographic mix of its earnings. The change in the Company’s effective tax rate for the nine months ended September 30, 2018 was primarily attributable to $17 million in income tax benefits related to the reversal of the valuation allowance on carryforward foreign tax credits, $14 million in income tax benefits related to the filing of the Company’s 2017 U.S. tax return and the associated adjustments on the revaluation of certain deferred tax assets and liabilities as a result of the reduced corporate tax rate, and the Company’s geographic mix of earnings.

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

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2019 and 2018 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Fluoroproducts	$122	$182	$461	$619
Chemical Solutions	23	24	55	50
Titanium Technologies	137	268	390	856
Corporate and Other	(34)	(39)	(113)	(126)
Total Adjusted EBITDA	$248	$435	$793	$1,399

The Chemours Company

Fluoroproducts

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and nine months ended September 30, 2019 and 2018.

Fluoroproducts Segment Results of Operations

Three Months Ended September 30,

$800
$600
$400
$200
$-
Net Sales
2019 2018
$200
$150
$100
$50
$-
Adjusted EBITDA
2019 2018
30%
20%
10%
0%
Adjusted EBITDA Margin
2019 2018

Fluoroproducts Segment Results of Operations

Nine Months Ended September 30,

$2,500
$2,000
$1,500
$1,000
$500
$-
Net Sales
2019 2018
$800
$600
$400
$200
$-
Adjusted EBITDA
2019 2018
30%
20%
10%
0%
Adjusted EBITDA Margin
2019 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$636	$682	$2,034	$2,213
Adjusted EBITDA	122	182	461	619
Adjusted EBITDA margin	19%	27%	23%	28%

The following table sets forth the impacts of price, volume, and currency on our Fluoroproducts segment’s net sales for the three and nine months ended September 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Price	(4)%	(2)%
Volume	(2)%	(5)%
Currency	(1)%	(1)%
Total change in segment net sales	(7)%	(8)%

The Chemours Company

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $46 million (or 7%) to $636 million for the three months ended September 30, 2019, compared with segment net sales of $682 million for the same period in 2018. The decrease in segment net sales for the three months ended September 30, 2019 was driven by decreases in price and volumes of 4% and 2%, respectively. Illegal imports of legacy hydrofluorocarbon (“HFC”) refrigerants into the EU in violation of the region’s F-gas regulations, impacted both volume and price during the quarter; and, volumes also declined due to lower demand for our legacy base refrigerants and polymers due to softness in the global automotive and electronics markets. These decreases were partially offset by volume increases from the continued adoption of OpteonTM products in mobile applications and the positive impact of high-grade Fluoropolymer sales.  Unfavorable currency movements added a 1% headwind to the segment’s net sales during the quarter.

Our Fluoroproducts segment’s net sales decreased by $179 million (or 8%) to $2.0 billion for the nine months ended September 30, 2019, compared with segment net sales of $2.2 billion for the same period in 2018. The decrease in segment net sales for the nine months ended September 30, 2019 was primarily attributable to decreases in price and volume of 2% and 5%, respectively.  Illegal imports of legacy hydrofluorocarbon (“HFC”) refrigerants into the EU in violation of the region’s F-gas regulations impacted both volume and price during the quarter; and, volumes also declined due to lower demand for our legacy base refrigerants and polymers due to softness in the global automotive and electronics markets.  These decreases were partially offset by volume increases from the continued adoption of OpteonTM products in mobile applications and the positive impact of high-grade Fluoropolymer sales.  Unfavorable currency movements added a 1% headwind to the segment’s net sales during the nine months ended September 30, 2019.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2019, segment Adjusted EBITDA decreased by $60 million (or 33%) to $122 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 19%, compared with segment Adjusted EBITDA of $182 million and Adjusted EBITDA margin of 27% for the same period in 2018. These declines primarily resulted from the aforementioned impacts of illegal imports and other volume and price impacts along with operational headwinds, as well as lower F-Gas quota sales.  These declines were partially offset by lower cost of goods sold from increased production at our new Corpus Christi OpteonTM  site

For the nine months ended September 30, 2019, segment Adjusted EBITDA decreased by $158 million (or 26%) to $461 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 23%, compared with segment Adjusted EBITDA of $619 million and Adjusted EBITDA margin of 28% for the same period in 2018. These decreases were primarily attributable to the aforementioned decreases in volume, price, and unfavorable currency movements. Additionally, we experienced increased costs for the nine months ended September 2019 due to the start-up of our new OpteonTM refrigerants facility in Corpus Christi, Texas, and unplanned outages at some facilities.

The Chemours Company

Chemical Solutions

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and nine months ended September 30, 2019 and 2018.

Chemical Solutions Segment Results of Operations

Three Months Ended September 30,

$200
$160
$120
$80
$40
$-
Net Sales
2019
2018
$30
$25
$20
$15
$10
$5
$-
Adjusted EBITDA
2019
2018
20%
15%
10%
5%
0%
Adjusted EBITDA Margin
2019
2018

Chemical Solutions Segment Results of Operations

Nine Months Ended September 30,

$500
$400
$300
$200
$100
$-
Net Sales
2019
2018
$60
$50
$40
$30
$20
$10
$-
Adjusted EBITDA
2019
2018
15%
10%
5%
0%
Adjusted EBITDA Margin
2019
2018

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$140	$155	$404	$453
Adjusted EBITDA	23	24	55	50
Adjusted EBITDA margin	17%	16%	14%	11%

The following table sets forth the impacts of price, volume, and currency on our Chemical Solutions segment’s net sales for the three and nine months ended September 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Price	(11)%	(3)%
Volume	1%	(8)%
Currency	—%	—%
Total change in segment net sales	(10)%	(11)%

The Chemours Company

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $15 million (or 10%) to $140 million for the three months ended September 30, 2019, compared with segment net sales of $155 million for the same period in 2018. The decrease in segment net sales for the three months ended September 30, 2019 was primarily attributable to lower prices, primarily in Performance Chemicals and Intermediates, mainly driven by mix and raw material cost pass-throughs as stipulated in certain contracts.

Our Chemical Solutions segment’s net sales decreased by $49 million (or 11%) to $404 million for the nine months ended September 30, 2019, compared with segment net sales of $453 million for the same period in 2018. The decrease in segment net sales for the nine months ended September 30, 2019 was primarily attributable to operational issues at a key customer mine in Mining Solutions, lower prices for certain Performance Chemicals and Intermediates products, mainly driven by mix and raw material cost pass-throughs as stipulated in certain contracts.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2019, segment Adjusted EBITDA decreased by $1 million (or 4%) to $23 million, while Adjusted EBITDA margin improved to 17% compared with segment Adjusted EBITDA of $24 million and Adjusted EBITDA margin of 16% for the same period in 2018. The impact of lower sales was largely offset by increased license income and lower cost of goods sold.

For the nine months ended September 30, 2019, segment Adjusted EBITDA increased by $5 million (or 11%) to $55 million and Adjusted EBITDA margin increased by approximately 300 basis points to 14%, compared with segment Adjusted EBITDA of $50 million and Adjusted EBITDA margin of 11% for the same period in 2018. These increases were attributable to increased license income, lower costs associated with certain capital projects and lower cost of goods sold, offset by the aforementioned decreases in net sales due to price and volume.

The Chemours Company

Titanium Technologies

The following chart sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2019 and 2018.

Titanium Technologies Segment Results of Operations
Three Months Ended September 30,

$1,000
$750
$500
$250
$-
Net Sales
2019
2018
$400
$300
$200
$100
$-
Adjusted EBITDA
2019
2018
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

Titanium Technologies Segment Results of Operations
Nine Months Ended September 30,

$3,000
$2,250
$1,500
$750
$-
Net Sales
2019
2018
$1,000
$750
$500
$250
$-
Adjusted EBITDA
2019
2018
40%
30%
20%
10%
0%
Adjusted EBITDA Margin
2019
2018

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Segment net sales	$614	$791	$1,735	$2,508
Adjusted EBITDA	137	268	390	856
Adjusted EBITDA margin	22%	34%	22%	34%

The following table sets forth the impacts of price, volume, and currency on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2019, compared with the same periods in 2018.

Change in segment net sales from prior period	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Price	(2)%	—%
Volume	(20)%	(30)%
Currency	—%	(1)%
Total change in segment net sales	(22)%	(31)%

The Chemours Company

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $177 million (or 22%) to $614 million for the three months ended September 30, 2019, compared with segment net sales of $791 million for the same period in 2018. The decrease in segment net sales for the three months ended September 30, 2019 was attributable to a 20% decrease in volume, primarily due to lower volumes of Ti-PureTM titanium dioxide.  Price declined slightly primarily due to customer, regional and channel mix, but remained largely stable as a result of our Ti-PureTM Value Stabilization (“TVS”) strategy.

Our Titanium Technologies segment’s net sales decreased by $772 million (or 31%) to $1.7 billion for the nine months ended September 30, 2019, compared with segment net sales of $2.5 billion for the same period in 2018. The decrease in segment net sales for the nine months ended September 30, 2019 was attributable to a 30% decrease in volume, primarily due to lower volumes of Ti-PureTM titanium dioxide, and a 1% headwind from unfavorable currency movements. Price remained stable as a result of the implementation of our TVS strategy.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2019, segment Adjusted EBITDA decreased by $131 million (or 49%) to $137 million and Adjusted EBITDA margin decreased by approximately 1,200 basis points to 22%, compared with segment Adjusted EBITDA of $268 million and Adjusted EBITDA margin of 34% for the same period in 2018.

For the nine months ended September 30, 2019, segment Adjusted EBITDA decreased by $466 million (or 54%) to $390 million and Adjusted EBITDA margin decreased by approximately 1,200 basis points to 22%, compared with segment Adjusted EBITDA of $856 million and Adjusted EBITDA margin of 34% for the same period in 2018.

These decreases were primarily attributable to the aforementioned decreases in volume and, as well as margin compression due to reduced production rates as we adjust the utilization of our manufacturing units to match the reduced customer demand.

Corporate and Other

Corporate and Other costs decreased by $5 million (or 13%) and $13 million (or 10%) to $34 million and $113 million for the three and nine months ended September 30, 2019, respectively, compared with Corporate and Other costs of $39 million and $126 million for the same periods in 2018.

The decrease in our Corporate and Other costs for the three months ended September 30, 2019 was primarily attributable to lower performance-related compensation and other general administrative costs, partially offset by increased costs related to business process improvement efforts.

The decrease in our Corporate and Other costs for the nine months ended September 30, 2019 was primarily attributable to lower costs for certain legacy environmental and legal matters, as well as lower performance-related compensation, partially offset by increased costs related to business process improvement efforts.

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

At September 30, 2019, we had total cash and cash equivalents of $694 million, of which, $551 million was held by our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. The cash and earnings of our foreign subsidiaries are generally used to finance their operations and capital expenditures. At September 30, 2019, management believed that sufficient liquidity was available in the U.S., which includes borrowing capacity under our revolving credit facility, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. Beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. See “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further information related to our income tax positions.

In July 2019, we repaid $150 million of our revolving loan borrowings using cash from the Securitization Facility and available cash.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash provided by operating activities	$250	$881
Cash used for investing activities	(387)	(327)
Cash used for financing activities	(360)	(823)

Operating Activities

We received $250 and $881 million in cash flows from our operating activities during the nine months ended September 30, 2019 and 2018, respectively. The decrease in cash flows from our operating activities for the nine months ended September 30, 2019 was primarily attributable to a decrease in our net income, as well as an increase in our net cash outflows for working capital items, primarily due to payments on our accounts payable and certain other accrued liabilities.

The Chemours Company

Investing Activities

We used $387 million and $327 million in cash flows for our investing activities during the nine months ended September 30, 2019 and 2018, respectively. Our investing cash outflows during the nine months ended September 30, 2019 were primarily attributable to $385 in payments for purchases of property, plant, and equipment.

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

Financing Activities

We used $360 million and $823 million in cash flows for our financing activities during the nine months ended September 30, 2019 and 2018, respectively. Our financing cash outflows during the nine months ended September 30, 2019 were primarily attributable to the following: $322 million in purchases of our issued and outstanding common stock under our share repurchase program in connection with our capital allocation activities; $124 million in payments for cash dividends; and, $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards.  We also drew $150 million on our revolving credit facility for general corporate purposes. We subsequently repaid the revolver borrowing in full, primarily using the $125 million proceeds from the Securitization Facility, as well as available cash. The Securitization Facility is further described in “Note 17 – Debt” to the Interim Consolidated Financial Statements.

Our financing cash outflows during the nine months ended September 30, 2018 were primarily attributable to debt repayments of $675 million and debt extinguishment payments of $29 million for “make-whole” and early prepayment premiums in connection with our debt transactions during the second quarter (discussed further under the heading “Credit Facilities and Notes” within this MD&A). Additionally, we made cash payments totaling $520 million for the repurchase of approximately 10.9 million shares of our issued and outstanding common stock under our share repurchase programs, and paid dividends amounting to $106 million during the nine months then-ended. These cash outflows were somewhat offset by $520 million in net proceeds received from the issuance of our euro-denominated 4.000% senior unsecured notes due May 2026 (2026 Euro Notes) in June 2018.

Current Assets

The following table sets forth the components of our current assets at September 30, 2019 and December 31, 2018.

(Dollars in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$694	$1,201
Accounts and notes receivable, net	832	861
Inventories	1,223	1,147
Prepaid expenses and other	78	84
Total current assets	$2,827	$3,293

Our accounts and notes receivable, net decreased by $29 million (or 3%) to $832 million at September 30, 2019, compared with accounts and notes receivable, net of $861 million at December 31, 2018. The decrease in our accounts and notes receivable, net at September 30, 2019 was primarily attributable to the timing of payments from our customers.

Our inventories increased by $76 million (or 7%) to $1.2 billion at September 30, 2019, compared with inventories of $1.1 billion at December 31, 2018. The increase in our inventories at September 30, 2019 was primarily attributable to an increase in our raw materials, stores, and supplies inventories due to the strategic acquisition of ore in our Titanium Technologies segment.

Our prepaid expenses and other assets decreased by $6 million (or 7%) to $78 million at September 30, 2019, compared with prepaid expenses and other assets of $84 million at December 31, 2018. The decrease in our prepaid expenses and other assets at September 30, 2019 was primarily attributable to a decrease in prepaid income tax balances, which was partially offset by prepaid insurance premiums.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2019 and December 31, 2018.

(Dollars in millions)	September 30, 2019	December 31, 2018
Accounts payable	$948	$1,137
Short-term and current maturities of long-term debt	149	13
Other accrued liabilities	546	559
Total current liabilities	$1,643	$1,709

Our accounts payable decreased by $189 million (or 17%) to $948 million at September 30, 2019, compared with accounts payable of $1.1 billion at December 31, 2018. The decrease in our accounts payable at September 30, 2019 was primarily attributable to the timing of payments to our vendors.

Our short-term and current maturities of long-term debt increased by $136 million (or greater than 100%) to $149 million at September 30, 2019, compared with current maturities of long-term debt of $13 million at December 31, 2018. The increase in our short-term and current maturities of long-term debt was primarily attributable to $122 million for the Securitization Facility, $9 for financed insurance premiums, and $5 for the current portion of finance lease liability.

Our other accrued liabilities decreased by $13 million (or 2%) to $546 million at September 30, 2019, compared with other accrued liabilities of $559 million at December 31, 2018. The decrease in our other accrued liabilities at September 30, 2019 was primarily attributable to lower accrued compensation and employee-related costs, and decreases in accrued litigation costs. These decreases were somewhat offset by our recognition of an operating lease liability in connection with our adoption of the new leasing standard on January 1, 2019, and an increase in accrued interest.

Credit Facilities and Notes

See “Note 17 – Debt” to the Interim Consolidated Financial Statements and “Note 19 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our credit facilities and notes.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2019 and December 31, 2018, the total payment instructions from us amounted to $116 million and $210 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at September 30, 2019 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Chemours Company

Netherlands Pension Plan

In accordance with the planned restructuring of our Netherlands pension plan (“Plan”), $935 million of annuity contracts were purchased by the Plan in July 2019 in an amount sufficient to pay off the pension benefits of the Plan’s vested retirees and inactive participants. The Dutch National Bank (“DNB”) responded on October 10, 2019 with a letter of non-objection to our planned transaction as a partial settlement of the Plan. Having received this, the insurance company is in the process of assuming direct and irrevocable responsibility for the payment of pension benefits to the Plan’s vested retirees and inactive participants. The irrevocable transfer of risk will then trigger a partial settlement of the Plan, which we expect will result in a non-cash settlement charge between $350 million to $400 million during the fourth quarter of 2019, most of which is already recorded as a component of our accumulated other comprehensive loss. The purchase of these annuity contracts was fully-funded by the Plan’s investment trust.

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

During the third quarter of 2019, due to several factors including sustained declines in the Company’s share price, regulatory developments, and declines in actual and planned earnings compared with expectations, it was determined that an interim test of goodwill for impairment was necessary as of August 31, 2019 for our Fluorochemicals and Fluoropolymers reporting units.

The fair value of each reporting unit was determined by using a combination of income-based and market-based valuation techniques. The results of these valuations were each weighted 50%. These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions, short and long-term revenue growth rates, gross margins and prospective financial information surrounding future reporting unit cash flows. Projections are based on internal forecasts of future business performance and are based on growth assumptions which exclude business growth opportunities not yet fully realized. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector, and for the Fluoropolymers reporting unit were 9.75% and 6.2 times Adjusted EBITDA, respectively.

As of August 31, 2019, the estimated fair value of the Fluoropolymers reporting unit was 16% higher than its carrying value. Fluoropolymers has $56 million of goodwill. Changing the weighting of the market and income approaches used for Fluoropolymers could have reduced the excess of estimated fair value over carrying value to 14%. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 4%; a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 11%; and a 15% decrease in the market multiple assumption would decrease the excess of estimated fair value over carrying value to 7%. Under each of these sensitivity scenarios, the Fluoropolymers reporting unit's fair value exceeded its carrying value.

As of August 31, 2019, the estimated fair value of the Fluorochemicals reporting unit was more than 300% higher than its carrying value.

No adjustments to the carrying value of goodwill were necessary.

Recent Accounting Pronouncements

See “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements for a discussion about recent accounting pronouncements.

Environmental Matters

Consistent with our values and our Environment, Health, Safety, and Corporate Responsibility policy, we are committed to preventing releases to the environment at our manufacturing sites to keep our people and communities safe, and to be good stewards of the environment. We are also subject to environmental laws and regulations relating to the protection of the environment. We believe that, as a general matter, our policies, standards, and procedures are properly designed to prevent unreasonable risk of harm to people and the environment, and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with applicable environmental laws and regulations.

The Chemours Company

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

Our environmental reserve includes estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At September 30, 2019 and December 31, 2018, our consolidated balance sheets included environmental remediation liabilities of $239 million and $226 million, respectively, relating to these matters, which, as discussed in further detail below, included $29 million and $10 million for our Fayetteville, North Carolina facility at September 30, 2019 and December 31, 2018, respectively. In management’s opinion, our environmental remediation liabilities are appropriate based on existing facts and circumstances.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $570 million above the amount accrued at September 30, 2019. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2019 and December 31, 2018, the following table sets forth the sites that are the most significant.

(Dollars in millions)	September 30, 2019	December 31, 2018
Chambers Works, Deepwater, New Jersey	$20	$18
East Chicago, Indiana	18	21
Fayetteville Works, Fayetteville, North Carolina	29	10
Pompton Lakes, New Jersey	43	45
USS Lead, East Chicago, Indiana	14	15
All other sites	115	117
Total accrued environmental remediation	$239	$226

The Chemours Company

The five sites listed above represented 52% and 48% of our total accrued environmental remediation liabilities at September 30, 2019 and December 31, 2018, respectively. For these five sites, we expect to spend, in the aggregate, $72 million over the next three years. For all other sites, we expect to spend $73 million over the next three years.

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

Fayetteville Works, Fayetteville, North Carolina

The Fayetteville Works facility is located 15 miles southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by DuPont in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the site manufactures plastic sheeting, fluorochemicals, and intermediates for plastics manufacturing. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. DuPont sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our separation from DuPont, we became the owner of the Fayetteville Works land assets along with fluoromonomers, Nafion® membranes, and the related polymer processing aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with DuPont.

The Chemours Company

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

As discussed in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we and the NC DEQ have filed a final Consent Order that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding our Fayetteville, North Carolina facility and resolved litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. Of the total estimated liability of $83 million accrued for this matter at September 30, 2019, $29 million is included within our overall environmental remediation liabilities, and is related to on-site groundwater and surface water conditions that require further study and clean-up action, and the estimated accruable costs associated with certain on-site capital projects under the final Consent Order.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection (“NJ DEP”), remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In September 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete.

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

The Chemours Company

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

PFOA

See our discussion under the heading “PFOA” in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

On June 26, 2019 the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019 Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern.

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income attributable to Chemours	$76	$275	$265	$853
Non-operating pension and other post-retirement employee benefit cost (income)	1	(4)	(5)	(18)
Exchange (gains) losses, net	(5)	6	(2)	4
Restructuring, asset-related, and other charges (1)	34	12	49	32
Loss on extinguishment of debt	—	—	—	38
Gain on sales of assets and businesses (2)	(9)	—	(11)	(45)
Transaction costs	—	—	1	9
Legal charges (3)	5	34	43	45
Adjustments made to income taxes (4)	3	(41)	5	(54)
Benefit from income taxes relating to reconciling items (5)	(7)	(11)	(18)	(15)
Adjusted Net Income	98	271	327	849
Net income attributable to non-controlling interests	—	—	—	1
Interest expense, net	53	47	156	148
Depreciation and amortization	78	71	232	213
All remaining provision for income taxes	19	46	78	188
Adjusted EBITDA	$248	$435	$793	$1,399

Weighted-average number of common shares outstanding - basic	163,815,483	176,489,881	165,254,084	178,765,676
Dilutive effect of our employee compensation plans	1,325,380	5,387,244	2,780,874	5,891,072
Weighted-average number of common shares outstanding - diluted	165,140,863	181,877,125	168,034,958	184,656,748

Per share data
Basic earnings per share of common stock	$0.46	$1.56	$1.60	$4.77
Diluted earnings per share of common stock	0.46	1.51	1.58	4.62
Adjusted basic earnings per share of common stock	0.60	1.54	1.97	4.75
Adjusted diluted earnings per share of common stock	0.59	1.49	1.94	4.60

(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)

For the three and nine months ended September 30, 2019, the Company recognized a non-cash gain of $9 million related to the sale of the Company’s Repauno, New Jersey site. For the nine months ended September 30, 2018, gain on sales of assets and businesses included a $42 million gain associated with the sale of our Linden, New Jersey site.

(3)

Includes litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and nine months ended September 30, 2019, legal charges included $2 million and $36 million in additional charges for the approved final Consent Order associated with certain matters at our Fayetteville, North Carolina facility, which are discussed in further detail in “Note 19 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash flows provided by operating activities	$250	$881
Less: Purchases of property, plant, and equipment	(385)	(344)
Free Cash Flows	$(135)	$537

The following table sets forth a reconciliation of invested capital, net, a component of ROIC, to our total debt, equity, and cash and cash equivalents at September 30, 2019 and 2018.

	Period Ended September 30,
(Dollars in millions)	2019	2018
Adjusted EBITDA (1)	$1,134	$1,794
Less: Depreciation and amortization (1)	(303)	(281)
Adjusted EBIT	831	1,513

Total debt	4,156	3,999
Total equity	843	1,146
Less: Cash and cash equivalents	(694)	(1,275)
Invested capital, net	$4,305	$3,870

Average invested capital (2)	$4,094	$3,637

Return on Invested Capital	20.3%	41.6%
(1)

Based on amounts for the trailing 12 months ended September 30, 2019 and 2018. Reconciliations of Adjusted EBITDA to net income attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2019 and 2018.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2019, we had 13 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $399 million, the fair value of which amounted to a net gain of less than $1 million. At December 31, 2018, we had 20 foreign currency forward contracts outstanding, with an aggregate gross notional U.S. dollar equivalent of $503 million, the fair value of which amounted to less than $1 million. We recognized net gains of $1 million and less than $1 million for the three and nine months ended September 30, 2019, respectively, and net gains of $14 million and $8 million for the three and nine months ended September 30, 2018, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2019, we had 142 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $128 million, the fair value of which amounted to $4 million of net unrealized gain. At December 31, 2018, we had 75 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $143 million, the fair value of which amounted to $3 million of net unrealized gain. We recognized pre-tax gains of $5 million and $7 million for the three and nine months ended September 30, 2019, and a pre-tax loss of $1 million and a pre-tax gain of $6 million for the three and nine months ended September 30, 2018, on our cash flow hedge within accumulated other comprehensive loss. For the three and nine months ended September 30, 2019, $2 million and $8 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2018 $1 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $33 million and $36 million for the three and nine months ended September 30, 2019, respectively, and a pre-tax loss of $11 million and a pre-tax gain of $2 million for the three and nine months ended September 30, 2018, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of September 30, 2019, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Rail Administration

In October 2019, we received a $0.15 million fine from the Federal Rail Administration (“FRA”) based on the results of an investigation of our Antimony Pentachloride railcar shipments, fleet, commodity code accuracy, and condition of valves. We are continuing to investigate this matter and will respond to FRA by November 2019.

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

There were no share repurchases under 2018 Share Repurchase Program for the three months ended September 30, 2019. As of September 30, 2019, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock under the share repurchase program, which amounted to $572 million at an average share price of $37.52 per share. The aggregate amount of our common stock that remained available for repurchase at September 30, 2019 was $428 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets; (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text, and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 5, 2019

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)