Form 10-Q
period 2020-03-31
Chemours Co
filed 2020-05-06
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(302) 773-1000

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock ($0.01 par value)	CC	New York Stock Exchange

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

The registrant had 164,218,483 shares of common stock, $0.01 par value, outstanding at May 1, 2020.

The Chemours Company

PART I.  FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,305	$1,376
Cost of goods sold	1,007	1,080
Gross profit	298	296
Selling, general, and administrative expense	125	156
Research and development expense	24	22
Restructuring, asset-related, and other charges	11	8
Total other operating expenses	160	186
Equity in earnings of affiliates	8	8
Interest expense, net	(54)	(51)
Other (expense) income, net	(15)	40
Income before income taxes	77	107
(Benefit from) provision for income taxes	(23)	13
Net income	100	94
Net income attributable to Chemours	$100	$94
Per share data
Basic earnings per share of common stock	$0.61	$0.56
Diluted earnings per share of common stock	0.61	0.55

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$77	$23	$100	$107	$(13)	$94
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	10	(2)	8	10	(3)	7
Unrealized gain on cash flow hedge	2	—	2	2	—	2
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(3)	—	(3)
Hedging activities, net	10	(2)	8	9	(3)	6
Cumulative translation adjustment	(115)	—	(115)	7	—	7
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	1	—	1	3	—	3
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	—	—	—
Amortization of actuarial loss	3	—	3	5	(1)	4
Settlement loss	—	—	—	1	—	1
Defined benefit plans, net	3	—	3	9	(1)	8
Other comprehensive (loss) income	(102)	(2)	(104)	25	(4)	21
Comprehensive (loss) income	(25)	21	(4)	132	(17)	115
Comprehensive (loss) income attributable to Chemours	$(25)	$21	$(4)	$132	$(17)	$115

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$714	$943
Accounts and notes receivable, net	681	674
Inventories	1,114	1,079
Prepaid expenses and other	82	81
Total current assets	2,591	2,777
Property, plant, and equipment	9,214	9,413
Less: Accumulated depreciation	(5,770)	(5,854)
Property, plant, and equipment, net	3,444	3,559
Operating lease right-of-use assets	281	294
Goodwill and other intangible assets, net	172	174
Investments in affiliates	167	162
Other assets	293	292
Total assets	$6,948	$7,258
Liabilities
Current liabilities:
Accounts payable	$841	$923
Short-term and current maturities of long-term debt	22	134
Other accrued liabilities	480	484
Total current liabilities	1,343	1,541
Long-term debt, net	4,012	4,026
Operating lease liabilities	233	245
Deferred income taxes	88	118
Other liabilities	611	633
Total liabilities	6,287	6,563
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 189,537,718 shares issued and 164,218,483 shares outstanding at March 31, 2020; 188,893,478 shares issued and 163,574,243 shares outstanding at December 31, 2019)	2	2
Treasury stock, at cost (25,319,235 shares at March 31, 2020 and December 31, 2019)	(1,072)	(1,072)
Additional paid-in capital	870	859
Retained earnings	1,308	1,249
Accumulated other comprehensive loss	(453)	(349)
Total Chemours stockholders’ equity	655	689
Non-controlling interests	6	6
Total equity	661	695
Total liabilities and equity	$6,948	$7,258

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,078,034	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	410,483	—	—	—	6	—	—	—	6
Purchases of treasury stock, at cost	—	—	7,278,002	(261)	—	—	—	—	(261)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	94	—	—	94
Dividends ($0.25 per share)	—	—	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	21	—	21
Balance at March 31, 2019	188,693,084	$2	23,702,095	$(1,011)	$845	$1,517	$(543)	$6	$816

Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	210,757	—	—	—	—	—	—	—	—
Exercise of stock options, net	433,483	—	—	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	100	—	—	100
Dividends ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(104)	—	(104)
Balance at March 31, 2020	189,537,718	$2	25,319,235	$(1,072)	$870	$1,308	$(453)	$6	$661

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$100	$94
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	79	76
Equity in earnings of affiliates, net	(4)	(7)
Amortization of debt issuance costs and issue discounts	2	3
Deferred tax benefit	(43)	(7)
Asset-related charges	1	—
Stock-based compensation expense	8	8
Net periodic pension cost	3	1
Defined benefit plan contributions	(8)	(6)
Other operating charges and credits, net	3	4
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(11)	16
Inventories and other operating assets	(42)	(49)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(44)	(177)
Cash provided by (used for) operating activities	44	(44)
Cash flows from investing activities
Purchases of property, plant, and equipment	(106)	(133)
Foreign exchange contract settlements, net	(6)	(1)
Cash used for investing activities	(112)	(134)
Cash flows from financing activities
Proceeds from accounts receivable securitization facility	12	—
Debt repayments	(128)	(3)
Payments on finance leases	(1)	—
Purchases of treasury stock, at cost	—	(255)
Proceeds from exercised stock options, net	5	6
Payments related to tax withholdings on vested stock awards	(2)	(30)
Payments of dividends	(41)	(42)
Cash used for financing activities	(155)	(324)
Effect of exchange rate changes on cash and cash equivalents	(6)	(2)
Decrease in cash and cash equivalents	(229)	(504)
Cash and cash equivalents at January 1,	943	1,201
Cash and cash equivalents at March 31,	$714	$697

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$37	$(11)
Obligations incurred under build-to-suit lease arrangement	—	17
Purchases of treasury stock not settled by period-end	—	6

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

Chemours separated from E. I. du Pont de Nemours and Company (“DuPont”) on July 1, 2015 (the “Separation”). On August 31, 2017, DuPont completed a merger with The Dow Chemical Company (“Dow”). Following their merger, DuPont and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc., and Corteva, Inc. (“Corteva”).

Unless the context otherwise requires, references herein to “The Chemours Company,” “Chemours,” “the Company,” “our Company,” “we,” “us,” and “our” refer to The Chemours Company and its consolidated subsidiaries. References to “DuPont” refer to E. I. du Pont de Nemours and Company, which is now a subsidiary of Corteva.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Considerations related to the recent novel coronavirus disease (“COVID-19”)

In December 2019, an outbreak of illness caused by COVID-19 was identified in Wuhan, China, and the virus has since continued to spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In an attempt to minimize transmission of COVID-19, significant social and economic restrictions have been imposed in the United States and abroad. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economy. The magnitude and duration of these negative implications create significant uncertainties for the Company’s financial results and will have an adverse impact on its future operating cash flows. However, management continues to expect that available cash, cash from operations, and existing debt financing arrangements will provide the Company with sufficient liquidity through at least May 2021.

In the preparation of these financial statements and related disclosures, management has assessed the impact of COVID-19 on its estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the illness cannot be determined with precision, and actual results could significantly differ from estimates or forecasts.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). The amendments in this update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash, which, for the Company, primarily consists of accounts and notes receivable, net. ASU No. 2016-13 requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective transition method, the effect of which was not material to its financial position, results of operations, and cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net sales by geographic region (1)
North America:
Fluoroproducts	$264	$288
Chemical Solutions	54	74
Titanium Technologies	193	197
Total North America	511	559
Asia Pacific:
Fluoroproducts	133	163
Chemical Solutions	8	16
Titanium Technologies	193	166
Total Asia Pacific	334	345
Europe, the Middle East, and Africa:
Fluoroproducts	159	186
Chemical Solutions	6	5
Titanium Technologies	149	113
Total Europe, the Middle East, and Africa	314	304
Latin America (2):
Fluoroproducts	44	50
Chemical Solutions	24	39
Titanium Technologies	78	79
Total Latin America	146	168
Total net sales	$1,305	$1,376

Net sales by segment and product group
Fluoroproducts:
Fluorochemicals	$308	$349
Fluoropolymers	292	338
Chemical Solutions:
Mining solutions	50	68
Performance chemicals and intermediates	42	66
Titanium Technologies:
Titanium dioxide and other minerals	613	555
Total net sales	$1,305	$1,376
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$626	$602
Deferred revenue	15	15
Customer rebates	39	72
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $4 and $5 at March 31, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2020 were not significant. For the three months ended March 31, 2020, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2020 or December 31, 2019.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2020, Chemours had $74 of remaining performance obligations. The Company expects to recognize approximately 66% of its remaining performance obligations as revenue in 2020, an approximate additional 18% in 2021, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2020 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Restructuring and other charges:
Employee separation charges	$9	$—
Decommissioning and other charges	1	8
Total restructuring and other charges	10	8
Asset-related charges	1	—
Total restructuring, asset-related, and other charges	$11	$8

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$1	$—
Corporate and Other	—	6
Total plant and product line closures	1	6
2017 Restructuring Program:
Fluoroproducts	—	1
Corporate and Other	—	1
Total 2017 Restructuring Program	—	2
2019 Restructuring Program:
Fluoroproducts	1	—
Chemical Solutions	(1)	—
Corporate and Other	1	—
Total 2019 Restructuring Program	1	—
2020 Restructuring Program:
Fluoroproducts	2	—
Titanium Technologies	3	—
Corporate and Other	3	—
Total 2020 Restructuring Program	8	—
Total restructuring and other charges	10	8
Asset-related charges:
Chemical Solutions	1	—
Total asset-related charges	1	—
Total restructuring, asset-related, and other charges	$11	$8

Plant and Product Line Closures

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 for the three months ended March 31, 2020. The Company expects to incur approximately $3 in additional restructuring charges for similar activities through 2021, all of which relates to Chemical Solutions. As of March 31, 2020, the Company has incurred, in the aggregate, $38 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from DuPont and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $6 for the three months ended March 31, 2019. The Company expects to incur approximately $6 in additional restructuring charges related to its Chambers Works site through the end of 2021, all of which relates to Corporate and Other. As of March 31, 2020, the Company has incurred, in the aggregate, $27 in restructuring charges related to these activities.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $2 in restructuring-related charges for the three months ended March 31, 2019.

In 2017, the Company also announced a voluntary separation program (“VSP”) for certain eligible U.S. employees in an effort to better manage the anticipated future changes to its workforce. Employees who volunteered for and were accepted under the VSP received certain financial incentives above the Company’s customary involuntary termination benefits to end their employment with Chemours after providing a mutually agreed-upon service period. Approximately 300 employees separated from the Company through the end of 2018. An accrual representing the majority of these termination benefits, amounting to $18, was recognized in the fourth quarter of 2017. The remaining $9 of incremental, one-time financial incentives under the VSP were recognized over the period that each participating employee continued to provide service to Chemours.

The Company recorded charges for its 2017 Restructuring Program of $2 during the three months ended March 31, 2019. The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $62 at March 31, 2020. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. As of March 31, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $23, nearly all of which was incurred in the third and fourth quarters of 2019. The Company has substantially completed incurring severance costs for this program. At March 31, 2020 and December 31, 2019, $5 and $14 remained as an employee separation-related liability, respectively, and the remaining payments will be made by the end of 2020.

2020 Restructuring Program

In the first quarter of 2020, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. The Company recorded estimated severance costs of $8, which it believes to be substantially complete for this program. The majority of the impacted employees will separate from the Company, and the majority of the associated severance payments will be made, by the end of 2020.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2020.

	2017 Restructuring Program	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2019	$1	$14	$—	$15
Charges to income	—	1	8	9
Payments	—	(10)	—	(10)
Balance at March 31, 2020	$1	$5	$8	$14

At March 31, 2020, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Leasing, contract services, and miscellaneous income (1)	$5	$26
Royalty income (2)	4	5
Exchange (losses) gains, net (3)	(24)	6
Non-operating pension and other post-retirement employee benefit income (4)	—	3
Total other (expense) income, net	$(15)	$40
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $1 and $24 for the three months ended March 31, 2020 and 2019, respectively.

(2)	Royalty income for the periods ended March 31, 2020 and 2019 is primarily from technology licensing.
(3)	Exchange (losses) gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(4)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income, excluding the service cost component.

Note 6. Income Taxes

During the three months ended March 31, 2020, the Company recorded a one-time tax benefit of $18, which was related to the United States Internal Revenue Service acceptance of a non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. The balance sheet impact of this adjustment is reflected as a deferred tax asset in the consolidated balance sheet.

In the United States, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed on March 27, 2020. This legislative relief, as well as other government relief programs, include measures that could impact direct and indirect tax provisions. Management has analyzed the relief in jurisdictions in which the Company operates, and the applicable impacts, which are not material for the first quarter of 2020, have been accounted for in these interim consolidated financial statements.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income attributable to Chemours	$100	$94
Denominator:
Weighted-average number of common shares outstanding - basic	164,247,449	167,866,468
Dilutive effect of the Company’s employee compensation plans	1,010,542	4,194,432
Weighted-average number of common shares outstanding - diluted	165,257,991	172,060,900

Basic earnings per share of common stock	$0.61	$0.56
Diluted earnings per share of common stock	0.61	0.55

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Average number of stock options	5,055,943	683,135

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Accounts receivable - trade, net (1,2)	$626	$602
VAT, GST, and other taxes (3)	47	59
Other receivables (4)	8	13
Total accounts and notes receivable, net	$681	$674
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $4 and $5 at March 31, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the effect of which was not material to its accounts receivable - trade or its allowance for doubtful accounts. See “Note 2 – Recent Accounting Pronouncements” for further details.

(3)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(4)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for the three months ended March 31, 2020 and 2019.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Finished products	$639	$589
Semi-finished products	188	189
Raw materials, stores, and supplies	549	559
Inventories before LIFO adjustment	1,376	1,337
Less: Adjustment of inventories to LIFO basis	(262)	(258)
Total inventories	$1,114	$1,079

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $704 and $674 (or 51% and 50%) of inventories before the LIFO adjustments at March 31, 2020 and December 31, 2019, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Equipment	$7,474	$7,600
Buildings	1,111	1,174
Construction-in-progress	488	493
Land	105	110
Mineral rights	36	36
Property, plant, and equipment	9,214	9,413
Less: Accumulated depreciation	(5,770)	(5,854)
Total property, plant, and equipment, net	$3,444	$3,559

Property, plant, and equipment, net included gross assets under finance leases of $68 at March 31, 2020 and December 31, 2019.

Depreciation expense amounted to $77 and $74 for the three months ended March 31, 2020 and 2019, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $23 and $32 for the three months ended March 31, 2020 and 2019, respectively. Purchases from the Company’s equity method investees amounted to $35 and $44 for the three months ended March 31, 2020 and 2019, respectively. The Company also received $4 and $1 in dividends from its equity method investees for the three months ended March 31, 2020 and 2019, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Capitalized repair and maintenance costs	$140	$148
Pension assets (1)	65	59
Deferred income taxes	45	40
Miscellaneous	43	45
Total other assets	$293	$292
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Compensation and other employee-related costs	$47	$52
Employee separation costs (1)	14	15
Accrued litigation (2)	8	10
Environmental remediation (2)	73	74
Income taxes	77	65
Customer rebates	39	72
Deferred revenue	10	7
Accrued interest	61	21
Operating lease liabilities	66	66
Miscellaneous (3)	85	102
Total other accrued liabilities	$480	$484
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 4 – Restructuring, Asset-related, and Other Charges.”

(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 16 – Commitments and Contingent Liabilities.”
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$882	$884
Tranche B-2 euro term loan due April 2025 (€343 at March 31, 2020 and €344 at December 31, 2019)	378	383
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at March 31, 2020 and December 31, 2019)	496	501
5.375% due May 2027	500	500
Securitization Facility	—	110
Finance lease liabilities	58	59
Financing obligation (1)	94	95
Other	3	6
Total debt	4,069	4,196
Less: Unamortized issue discounts	(8)	(8)
Less: Unamortized debt issuance costs	(27)	(28)
Less: Short-term and current maturities of long-term debt	(22)	(134)
Total long-term debt, net	$4,012	$4,026

(1)

At March 31, 2020 and December 31, 2019, financing obligation includes $94 and $95, respectively, in connection with the financed portion of the Company’s research and development facility on the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). No borrowings were outstanding under the Revolving Credit Facility at March 31, 2020 and December 31, 2019. For the three months ended March 31, 2020 and 2019, the Company made term loan payments of $3. Chemours also had $101 and $103 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the effective interest rates on the class of term loans denominated in U.S. dollars and the class of term loans denominated in euros were 2.7% and 2.5%, respectively. Also, at March 31, 2020, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

Subsequent to the quarter ended March 31, 2020, the Company drew $300 from its Revolving Credit Facility. See “Note 21 – Subsequent Events” for further details.

Accounts Receivable Securitization Facility

On March 9, 2020, the Company, through a wholly-owned special purpose entity (“SPE”), entered into an amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under its accounts receivable securitization facility (“Securitization Facility”). The Amended Purchase Agreement amends and restates, in its entirety, the receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”). The Amended Purchase Agreement, among other things, extends the term of the Original Purchase Agreement such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 5, 2021 or a termination event, and contains customary representations and warranties, as well as affirmative and negative covenants.

Pursuant to the Original Purchase Agreement, certain of the Company’s subsidiaries sold their accounts receivable to the SPE. In turn, the SPE transferred undivided ownership interests in such receivables to the bank in exchange for cash. However, as the SPE maintained effective control over the accounts receivable under the Original Purchase Agreement, the transfers of the ownership interests to the bank did not meet the criteria to account for the transfers as true sales. As a result, the Company accounted for the transfers as collateralized borrowings.

Pursuant to the Amended Purchase Agreement, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. As a result, on March 9, 2020, the Company repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 for the three months ended March 31, 2020, and sold $125 of its receivables to the bank. These sales were transacted at 100% of the face value of the relevant receivables, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed $125, which is the aggregate purchase limit. Subsequent to March 9, 2020, the Company received $60 of cash proceeds for receivables sold under the Amended Purchase Agreement, following which it sold and derecognized the same amount of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $107 at March 31, 2020. During the three months ended March 31, 2020, the Company incurred less than $1 of servicing and other fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the third quarter of 2019, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $11.  During the three months ended March 31, 2020, the Company made payments of $3. As of March 31, 2020, the Company has made cumulative payments of $8 to the financing company, and the remaining $3 is to be paid within the next twelve months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Maturities

The Company has required quarterly principal payments related to its senior secured term loans equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement. The Company is not required to make additional principal payments in 2020.

The following table sets forth the Company’s contractual debt principal maturities for the next five years and thereafter.

Remainder of 2020	$10
2021	13
2022	13
2023	921
2024	13
Thereafter	2,944
Total principal maturities on debt	$3,914

The Company’s senior secured terms loans due April 2025 are subject to a springing maturity in the event that its 6.625% senior unsecured notes due May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of the Securitization Facility approximates its fair value based on its short-term nature and maturity.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$882	$776	$884	$865
Tranche B-2 euro term loan due April 2025 (€343 at March 31, 2020 and €344 at December 31, 2019)	378	314	383	378
Senior unsecured notes:
6.625% due May 2023	908	761	908	917
7.000% due May 2025	750	628	750	755
4.000% due May 2026 (€450 at March 31, 2020 and December 31, 2019)	496	327	501	455
5.375% due May 2027	500	390	500	450
Securitization Facility	—	—	110	110
Total senior debt	3,914	$3,196	4,036	$3,930
Less: Unamortized issue discounts	(8)		(8)
Less: Unamortized debt issuance costs	(27)		(28)
Total senior debt, net	$3,879		$4,000

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Employee-related costs (1)	$107	$113
Accrued litigation (2)	50	50
Environmental remediation (2)	323	332
Asset retirement obligations	65	68
Deferred revenue	5	8
Miscellaneous (3)	61	62
Total other liabilities	$611	$633
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation and environmental remediation, which are discussed further in “Note 16 – Commitments and Contingent Liabilities.”
(3)	Miscellaneous primarily includes an accrued indemnification liability of $41 at March 31, 2020 and December 31, 2019, respectively.

Note 16. Commitments and Contingent Liabilities

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Asbestos	$34	$34
PFOA	20	20
All other matters	4	6
Total accrued litigation	$58	$60

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2020 and December 31, 2019.

	Balance Sheet Location	March 31, 2020	December 31, 2019
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$8	$10
Long-term accrued litigation	Other liabilities (Note 15)	50	50
Total accrued litigation		$58	$60

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 16 – Commitments and Contingent Liabilities.”

Asbestos

In the Separation, DuPont assigned its asbestos docket to Chemours. At March 31, 2020 and December 31, 2019, there were approximately 1,100 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At March 31, 2020 and December 31, 2019, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, DuPont assigned its benzene docket to Chemours. At March 31, 2020 and December 31, 2019, there were 16 cases pending against DuPont alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

At March 31, 2020 and December 31, 2019, Chemours maintained accruals of $20 related to PFOA matters under the Leach Settlement as discussed below. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of March 31, 2020, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $20 was accrued for these matters at March 31, 2020 and December 31, 2019.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 78 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court. A six-plaintiff June 2020 trial involving kidney cancer matters will be rescheduled.

In March 2020, a two-plaintiff trial before the MDL court resulted in: a mistrial in a kidney cancer case when the jury could not reach a verdict, and an award of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages in a testicular cancer case. The jury found that DuPont’s conduct did not warrant punitive damages.  The Company will appeal the verdict. Management believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for post-trial motions and appeal.

State of Ohio

In February 2018, the State of Ohio initiated litigation against DuPont regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages.

PFAS

DuPont and Chemours have received governmental and regulatory inquiries and have been named in other litigations, including class actions, brought by individuals, municipalities, businesses, and water districts alleging exposure to and/or contamination from perfluorinated and polyfluorinated compounds (“PFAS”), including PFOA. Many actions include an allegation of fraudulent transfer in the spin-off that created Chemours. Chemours has declined DuPont’s requests for indemnity for fraudulent transfer claims.

Chemours has responded to letters and inquiries from governmental law enforcement entities regarding PFAS, including in January 2020, a letter informing it that the U.S. Department of Justice, Consumer Protection Branch, and the United States Attorney’s Office for the Eastern District of Pennsylvania are considering whether to open a criminal investigation under the Federal Food, Drug, and Cosmetic Act and asking that it retain its documents regarding PFAS and food contact applications. Based upon the letter, we are presently unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies. We are also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured aqueous film forming foam (“AFFF”). DuPont and Chemours have been named in several hundred matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multidistrict litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

There are AFFF lawsuits pending outside the AFFF MDL that have not been designated by a party for inclusion in the MDL. These matters identifying DuPont and/or Chemours as a defendant are:

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

Other PFAS Matters

DuPont has also been named in approximately 50 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

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

In February 2018, the New Jersey-American Water Company, Inc. (“NJAW”) filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges in violation of the New Jersey Spill Compensation and Control Act (“Spill Act”) were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees.

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

In May 2019, a putative class action was filed in Delaware state court against two electroplating companies, 3M and DuPont, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. Although initially named in the lawsuit, Chemours was subsequently dismissed. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages.

Commencing in August 2019, eight Long Island water suppliers filed lawsuits in New York federal court against defendants including DuPont and Chemours regarding alleged PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass, and fraudulent transfer.  Plaintiffs seek declaratory and injunctive relief, as well as compensatory and punitive damages.

In November 2019, 30 residents filed a lawsuit in New Jersey state court against DuPont, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water.  Plaintiffs have claims for medical monitoring, property value diminution, trespass, and punitive damages.

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

In December 2019, a putative class action was filed in Georgia state court on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against numerous carpet manufacturers located in Dalton, Georgia, suppliers, DuPont, and Chemours in Georgia state court alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources.  The matter was removed to federal court. Damages sought include compensatory damages for increased water surcharges, as well as punitive damages and injunctive relief for abatement and remediation.

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

The lawsuits filed in New Jersey state courts by the NJ DEP are: (i) in Salem County, against DuPont, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at Separation; (ii) in Middlesex County, against DuPont, DuPont SP USA, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, ISRA, WPCA, and common law regarding past and present operations at Parlin, a DuPont owned site; (iii) in Gloucester County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at Separation which has been sold; and, (iv) in Passaic County, against DuPont and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at Separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS. Each lawsuit also alleges fraudulent transfer.

DuPont requested that Chemours defend and indemnify it in these matters. Chemours has accepted the defense while reserving rights and declining DuPont’s demand as to matters under ISRA, fraudulent transfer, or involving other DuPont entities.

PFOA and PFAS Summary

With the exception of the trial verdict in the testicular cancer case noted above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons, including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

U.S. Smelter and Lead Refinery, Inc.

There are seven lawsuits, including two putative class actions (one in which class certification was denied), pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

Securities Litigation

In October 2019, a putative class action was filed in Delaware federal court against Chemours and certain of its officers.  Following appointment of lead plaintiff, the New York State Teachers’ Retirement System, and counsel, the plaintiff filed an amended complaint alleging that the defendants violated the Securities and Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities and litigation matters assigned to Chemours in connection with its spin-off from DuPont. The amended complaint seeks a class of purchasers of Chemours stock between February 16, 2017 and August 1, 2019 and demands compensatory damages and fees.

Management believes that it is not possible at this time to reasonably assess the outcome of this litigation or to estimate the loss or range of loss, if any, as the matter is in the early stages with significant issues to be resolved. The Company believes that it has insurance coverage applicable to this matter and has presented a claim. If the Company were not to prevail in the litigation and were to fail to secure insurance coverage or ample insurance coverage, the impact could be material to the Company’s results of operations, financial position, and cash flows.

Mining Solutions Facility Construction Stoppage

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the Company’s new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work. The suspension was subsequently lifted on appeal, and the matter is before the Supreme Court of Mexico. A second similar complaint was filed in September 2019, and again, a suspension of construction was granted. Chemours has filed an appeal. In the event that the suspension of construction is ultimately upheld, the Company would incur $26 of contract termination fees with a third-party services provider.

At March 31, 2020, the Company had $144 of long-lived assets under construction at the facility, $7 of other related prepaid costs, and $51 of the Company’s goodwill assigned to the Mining Solutions reporting unit.  Management believes these amounts are recoverable as of March 31, 2020.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with DuPont, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to DuPont’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Environmental liabilities and expenditures include claims for matters that are liabilities of DuPont and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements. These accrued liabilities are undiscounted and do not include claims against third parties. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued.

The following table sets forth the components of the Company’s environmental remediation liabilities at March 31, 2020 and December 31, 2019, and for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	March 31, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$20	$20
East Chicago, Indiana	17	17
Fayetteville Works, Fayetteville, North Carolina	196	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	108	112
Total environmental remediation	$396	$406

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at March 31, 2020 and December 31, 2019.

	Balance Sheet Location	March 31, 2020	December 31, 2019
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 13)	$73	$74
Long-term environmental remediation	Other liabilities (Note 15)	323	332
Total environmental remediation		$396	$406

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the Separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $540 above the amount accrued at March 31, 2020.

Chemours incurred environmental remediation expenses of $15 and $33 for the three months ended March 31, 2020 and 2019, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
On-site remediation	$152	$155
Off-site groundwater remediation	44	46
Total accrued liabilities	$196	$201

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville and their balance sheet locations at March 31, 2020 and December 31, 2019.

	Balance Sheet Location	March 31, 2020	December 31, 2019
Current accrued liabilities	Other accrued liabilities (Note 13)	$25	$20
Long-term accrued liabilities	Other liabilities (Note 15)	171	181
Total accrued liabilities		$196	$201

Emissions to air

Fayetteville operates multiple permitted air discharge stacks, blowers, and vents as part of its manufacturing activities. A thermal oxidizer (“TO”) became fully operational at the site on December 27, 2019, and Chemours switched to the permitted operating scenario for the TO on December 31, 2019 as set forth in the CO. The TO is designed to reduce aerial PFAS emissions from Fayetteville, and, on March 30, 2020, Chemours announced that testing results conducted in the first 90 days of operation show that the TO is controlling PFAS emissions at an average efficiency exceeding 99.999%. Testing was conducted by Chemours and monitored by the North Carolina Division of Air Quality (“NC DAQ”). Environmental costs are capitalized and subsequently depreciated if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

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

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, assessed fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. In the first quarter of 2020, an additional $5 was accrued for additional qualifying properties in the vicinity surrounding Fayetteville based on latest available test results offset by a decline in response rates to the Company’s offer to provide remediation. Under the terms of the CO, Chemours must make the offer to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires. It is estimated that $44 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years.

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

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provides information to support the evaluation of potential remedial options to reduce PFAS loadings to surface waters, including interim alternatives. The CAP describes potential remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and builds on the previous submissions to NC DEQ. The NC DEQ made the CAP available for public review and comment until April 6, 2020. The Company is currently awaiting formal response to the CAP from NC DEQ following the conclusion of the public comment period. Active dialogue with NC DEQ and other stakeholders regarding the selection of interim alternatives is ongoing.

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CAP and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, and any related OM&M requirements, and other charges contemplated by the CO.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other matters related to Fayetteville

The Company responded to grand jury subpoenas, produced witnesses before a grand jury and for interviews with government investigators and attorneys, and met with the U.S. Attorney’s Office for the Eastern District of North Carolina (“U.S. Attorney”) and the Environmental Natural Resources Division of the U.S. Department of Justice regarding their investigation into a potential violation of the CWA. In March 2020, the U.S. Attorney notified the Company that, after an extensive review of the law and all the facts, it declined to pursue any criminal action against Chemours and is closing its file.

An NOV was received from the EPA in February 2019 alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. The Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. As of March 31, 2020, management does not believe that a loss is probable related to the matters in this NOV.

In 2019, civil actions were filed against DuPont and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and an action by private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $8 for the three months ended March 31, 2020 and 2019.

Stock Options

During the three months ended March 31, 2020, Chemours granted approximately 2,750,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at grant date to determine the fair value of the Company’s stock option awards that were granted during the three months ended March 31, 2020.

Three Months Ended March 31, 2020
Risk-free interest rate	0.94%
Expected term (years)	6.00
Volatility	53.18%
Dividend yield	6.93%
Fair value per stock option	$3.74

The Company recorded $5 and $4 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, approximately 8,260,000 stock options remained outstanding.

Restricted Stock Units

During the three months ended March 31, 2020, Chemours granted approximately 410,000 restricted stock units (“RSUs”) to certain of its employees. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2020 and 2019. At March 31, 2020, approximately 1,050,000 RSUs remained non-vested.

Performance Share Units

During the three months ended March 31, 2020, Chemours granted approximately 540,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $1 and $2 in stock-based compensation expense specific to its PSUs for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, approximately 900,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Employee Stock Purchase Plan

On January 26, 2017, the Company’s board of directors approved The Chemours Company Employee Stock Purchase Plan (“ESPP”), which was approved by Chemours’ stockholders on April 26, 2017. Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock are reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. In the first quarter of 2020, the Company executed an open market transaction to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to approximately 75,000 shares at $1.

Note 18. Financial Instruments

Objectives and Strategies for Holding Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency risks. The Company has established a financial risk management program, which currently includes three distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; and, (iii) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2020, the Company had 17 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $439, and an average maturity of one month. At December 31, 2019, the Company had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530, and an average maturity of one month. Chemours recognized net losses of $6 and $2 in other income (expense), net for the three months ended March 31, 2020 and 2019, respectively.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2020, the Company had 128 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $95, and an average maturity of four months. At December 31, 2019, the Company had 150 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124, and an average maturity of five months. Chemours recognized pre-tax gains of $2 for the three months ended March 31, 2020 and 2019 on its cash flow hedge within accumulated other comprehensive loss. For the three months ended March 31, 2020 and 2019, $2 and $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $3 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $10 for the three months ended March 31, 2020 and 2019 on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2020 and 2019.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2020 and December 31, 2019.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2020	December 31, 2019
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	2	1
Total asset derivatives		$3	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Total liability derivatives		$—	$1

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

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2020 and 2019.

	Gain (Loss) Recognized In
			Accumulated Other
		Other Income	Comprehensive
Three Months Ended March 31,	Cost of Goods Sold	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$(6)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	2
Euro-denominated debt designated as a net investment hedge	—	—	10

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	2
Euro-denominated debt designated as a net investment hedge	—	—	10

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Service cost	$(3)	$(3)
Interest cost	(2)	(5)
Expected return on plan assets	4	13
Amortization of actuarial loss	(3)	(5)
Amortization of prior service gain	1	—
Settlement loss	—	(1)
Total net periodic pension cost	$(3)	$(1)

Amortization of actuarial loss	$3	$5
Amortization of prior service gain	(1)	—
Settlement loss	—	1
Effect of foreign exchange rates	1	3
Benefit recognized in other comprehensive income	3	9
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$—	$8

The Company made cash contributions of $8 and $6 to its defined benefit pension plans during the three months ended March 31, 2020 and 2019, respectively, and expects to make additional cash contributions of $10 to its defined benefit pension plans during the remainder of 2020. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2020
Net sales to external customers	$600	$92	$613	$1,305
Adjusted EBITDA	140	15	138	293
Depreciation and amortization	35	5	30	70

2019
Net sales to external customers	$687	$134	$555	$1,376
Adjusted EBITDA	159	15	126	300
Depreciation and amortization	32	6	30	68

Corporate and Other depreciation and amortization expense amounted to $9 and $8 for the three months ended March 31, 2020 and 2019, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Segment Adjusted EBITDA	$293	$300
Corporate and Other Adjusted EBITDA	(36)	(38)
Interest expense, net	(54)	(51)
Depreciation and amortization	(79)	(76)
Non-operating pension and other post-retirement employee benefit income	—	3
Exchange (losses) gains, net	(24)	6
Restructuring, asset-related, and other charges (1)	(11)	(8)
Transaction costs	(2)	—
Legal and environmental charges (2)	(10)	(29)
Income before income taxes	$77	$107
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges.”
(2)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The three months ended March 31, 2020 includes $8 in additional charges for the approved final Consent Order associated with certain matters at Fayetteville. The three months ended March 31, 2019 includes $27 in additional charges for the estimated liability associated with Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” for further details.

Note 21. Subsequent Events

On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility. The borrowings were made pursuant to the Credit Agreement, for which the material terms are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There were no borrowings outstanding on the Revolving Credit Facility at the time of the draw. The Company does not currently expect to use the proceeds from these borrowings; however, the Company may use the proceeds in the future for working capital needs or other general corporate purposes.

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

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2019, and as otherwise discussed in this report, particularly as it pertains to the current novel coronavirus disease (“COVID-19”). We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

The Chemours Company

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in millions of confirmed infections, over 200,000 deaths, and continues to spread throughout the world. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact our supply chain effectiveness and efficiencies, our manufacturing operations, customer demand for our products, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Specific to the first quarter of 2020, we experienced minimal disruption in our operations and business-related activities as a result of the COVID-19 pandemic. We are taking a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. Due to reduced consumer demand for certain of our customers’ end-products, we have witnessed the initial negative impact of COVID-19 in our results of operations, specific to certain of our businesses and certain markets in which we operate. As many of our products are key inputs for our customers’ uses in end-products, many of which are used by consumers, we anticipate that weakened consumer demand will continue to have a negative impact on our financial results in the future. Refer to the “Segment Reviews” and “2020 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are enumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, navigate uncharted territory. As a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility on April 8, 2020. We continue to anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least May 2021. Additionally, we continue to engage in scenario planning, and, as further discussed in the “2020 Outlook” and “Liquidity and Capital Resources” sections of this MD&A, we are implementing a range of actions aimed at temporarily reducing costs and preserving liquidity, including exercising careful discretion in our near-term operating and capital spending decisions. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

Accounts Receivable Securitization Facility

In March 2020, through a wholly-owned special purpose entity, we entered into an amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under our accounts receivable securitization facility (“Securitization Facility”). The Amended Purchase Agreement amends and restates, in its entirety, the receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”). Under the Amended Purchase Agreement, we no longer maintain effective control over the receivables that have been transferred to the bank, and such transfers are considered true sales of receivables. As a result, on March 9, 2020, we repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 million for the three months ended March 31, 2020, and sold $125 million of our receivables (the “Aggregate Purchase Limit”) to the bank. The receivables were sold at 100% of face value and were derecognized from our consolidated balance sheets.

2020 Restructuring Program

In an effort to better align our cost structure with our financial objectives, we recorded estimated severance costs of $8 million during the three months ended March 31, 2020. The majority of the impacted employees are subject to our customary involuntary termination benefits. The majority of the impacted employees will separate from the Company, and the majority of the associated severance payments will be made, by the end of 2020.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Net sales	$1,305	$1,376
Cost of goods sold	1,007	1,080
Gross profit	298	296
Selling, general, and administrative expense	125	156
Research and development expense	24	22
Restructuring, asset-related, and other charges	11	8
Total other operating expenses	160	186
Equity in earnings of affiliates	8	8
Interest expense, net	(54)	(51)
Other (expense) income, net	(15)	40
Income before income taxes	77	107
(Benefit from) provision for income taxes	(23)	13
Net income	100	94
Net income attributable to Chemours	$100	$94
Per share data
Basic earnings per share of common stock	$0.61	$0.56
Diluted earnings per share of common stock	0.61	0.55

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2020, compared with the same period in 2019.

Change in net sales from prior period	Three Months Ended March 31, 2020
Price	(5)%
Volume	3%
Currency	(1)%
Portfolio	(2)%
Total change in net sales	(5)%

Our net sales decreased by $71 million (or 5%) to $1.3 billion for the three months ended March 31, 2020, compared with net sales of $1.4 billion for the same period in 2019. The components of the decrease in our net sales by segment for the three months ended March 31, 2020 were as follows: in our Fluoroproducts segment, price declined 4% and volume was down 8%; in our Chemical Solutions segment, price declined 4%, volume was down 7%, and portfolio change led to a 20% decrease; and, in our Titanium Technologies segment, price declined 8% and volume was up 19%. Unfavorable currency movements also added a 1% headwind to net sales in our Fluoroproducts and Titanium Technologies segments.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $73 million (or 7%) to $1.0 billion for the three months ended March 31, 2020, compared with COGS of $1.1 billion for the same period in 2019. The decrease in our COGS for the three months ended March 31, 2020 was primarily attributable to lower net sales, as well as lower distribution, freight, and logistics expenses. In comparison with the prior year quarter, we also did not incur costs in the first quarter of 2020 associated with unplanned outages at certain of our operating facilities, or costs incurred due to the start-up of our OpteonTM refrigerants facility in Corpus Christi, Texas. Our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility also contributed to the reduction in COGS.

The Chemours Company

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $31 million (or 20%) to $125 million for the three months ended March 31, 2020, compared with SG&A expense of $156 million for the same period in 2019. The decrease in our SG&A expense for the three months ended March 31, 2020 was primarily attributable to lower performance-related compensation costs, as well as $18 million incurred in the first quarter of 2019, in connection with the approved final Consent Order to settle certain legal and environmental matters related to our Fayetteville Works site in Fayetteville, North Carolina, which did not recur in the first quarter of 2020.

Research and Development Expense

Our research and development expense was largely unchanged at $24 million and $22 million for the three months ended March 31, 2020 and 2019, respectively.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $3 million (or 38%) to $11 million for the three months ended March 31, 2020, compared with restructuring, asset-related, and other charges of $8 million for the same period in 2019. Our restructuring, asset-related, and other charges for the three months ended March 31, 2020 were primarily attributable to $8 million of employee separation charges incurred in connection with our 2020 Restructuring Program. Our restructuring, asset-related, and other charges for the three months ended March 31, 2019 were primarily attributable to $6 million of decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was largely unchanged at $8 million for the three months ended March 31, 2020 and 2019.

Interest Expense, Net

Our interest expense, net increased by $3 million (or 6%) to $54 million for the three months ended March 31, 2020, compared with interest expense, net of $51 million for the same period in 2019. The increase in our interest expense, net for the three months ended March 31, 2020 was primarily attributable to a $2 million reduction in interest income earned on lower cash and cash equivalents balances held throughout the quarter.

Other Income (Expense), Net

Our other income (expense), net decreased by $55 million to other expense, net of $15 million for the three months ended March 31, 2020, compared with other income, net of $40 million for the same period in 2019. The decrease in our other income, net was primarily attributable to changes in net exchange gains and losses of $30 million, driven by unfavorable movements in several foreign currencies and our foreign currency forward contracts during the quarter ended March 31, 2020. We also experienced a decrease in miscellaneous income, which is primarily attributable to $23 million lower European Union (“EU”) fluorinated greenhouse gas (“F-Gas”) quota authorization sales.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $23 million and a provision for income taxes of $13 million for the three months ended March 31, 2020 and 2019, respectively, which represented effective tax rates of negative 30% and 12%, respectively. The $36 million decrease in our provision for income taxes for the three months ended March 31, 2020 was primarily attributable to decreased profitability and changes to our geographic mix of earnings. We also recorded an income tax benefit of $18 million, which was related to the United States Internal Revenue Service acceptance of a non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. Our benefit from income taxes was partially offset by $7 million of lower income tax benefits related to share-based payments.

The Chemours Company

Segment Reviews

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by our Chief Operating Decision Maker (“CODM”) and is defined as income (loss) before income taxes, excluding the following:

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

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2020 and 2019 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Fluoroproducts	$140	$159
Chemical Solutions	15	15
Titanium Technologies	138	126
Corporate and Other	(36)	(38)
Total Adjusted EBITDA	$257	$262

The Chemours Company

Fluoroproducts

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Segment net sales	$600	$687
Adjusted EBITDA	140	159
Adjusted EBITDA margin	23%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Fluoroproducts segment’s net sales for the three months ended March 31, 2020, compared with the same period in 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2020
Price	(4)%
Volume	(8)%
Currency	(1)%
Portfolio	—%
Total change in segment net sales	(13)%

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $87 million (or 13%) to $600 million for the three months ended March 31, 2020, compared with segment net sales of $687 million for the same period in 2019. The decrease in segment net sales for the three months ended March 31, 2020 was primarily attributable to decreases in volume and price of 8% and 4%, respectively. Volumes declined due to lower demand for our refrigerants and polymers, which was driven by softness in the automotive and other global end-markets. The spread of COVID-19 throughout the first quarter of 2020 drove further reductions in segment net sales volumes, starting in the Asia Pacific region. Towards the end of the first quarter of 2020, the virus had become a global pandemic and led to additional volumes impacts, as original equipment manufacturer (“OEM”) shutdowns began to take place in the automotive sector, affecting our customers in the EU and the United States. Prices declined during the three months ended March 31, 2020, driven by illegal imports of legacy hydrofluorocarbon (“HFC”) refrigerants into the EU, in violation of the EU’s F-gas regulations, and other market dynamics. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the three months ended March 31, 2020.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $19 million (or 12%) to $140 million for the three months ended March 31, 2020, compared with segment Adjusted EBITDA of $159 million for the same period in 2019. Segment Adjusted EBITDA margin was unchanged at 23% when compared with the prior year quarter. The decrease in segment Adjusted EBITDA was primarily attributable to the aforementioned decreases in the volume and price and unfavorable currency movements in the segment’s net sales. Our F-gas quota authorization sales also decreased by $23 million when compared with the three months ended March 31, 2019. However, segment Adjusted EBITDA margin remained constant with the three months ended March 31, 2019, which was attributable to our resolution of unplanned outages that occurred at certain of our operating facilities in the first quarter of 2019, as well as the cost savings associated with ramping up production at our OpteonTM refrigerants facility in Corpus Christi, Texas.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Segment net sales	$92	$134
Adjusted EBITDA	15	15
Adjusted EBITDA margin	16%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three months ended March 31, 2020, compared with the same period in 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2020
Price	(4)%
Volume	(7)%
Currency	—%
Portfolio	(20)%
Total change in segment net sales	(31)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $42 million (or 31%) to $92 million for the three months ended March 31, 2020, compared with segment net sales of $134 million for the same period in 2019. The decrease in segment net sales for the three months ended March 31, 2020 was primarily attributable to portfolio change, which was driven by our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 7%, driven by the impacts of the COVID-19 pandemic on end-market demand. Average prices decreased 4%, driven by lower raw materials pass-throughs and regional customer mix compared with the prior year quarter.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA remained constant at $15 million for the three months ended March 31, 2020 and 2019. Segment Adjusted EBITDA margin increased by approximately 500 basis points to 16% for the three months ended March 31, 2020, compared with segment Adjusted EBITDA margin of 11% for the same period in 2019. The increase in segment Adjusted EBITDA margin for the three months ended March 31, 2020 was primarily attributable to the cost savings associated with our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Segment net sales	$613	$555
Adjusted EBITDA	138	126
Adjusted EBITDA margin	23%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2020, compared with the same period in 2019.

Change in segment net sales from prior period	Three Months Ended March 31, 2020
Price	(8)%
Volume	19%
Currency	(1)%
Portfolio	—%
Total change in segment net sales	10%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $58 million (or 10%) to $613 million for the three months ended March 31, 2020, compared with segment net sales of $555 million for the same period in 2019. The increase in segment net sales for the three months ended March 31, 2020 was primarily attributable to a 19% increase in volume. Despite the onset of the COVID-19 pandemic, we experienced steady demand for our products throughout the quarter, delivering increased Ti-PureTM TiO2 net sales volumes in conjunction with share regain. Price declined by 8%, primarily due to customer, regional, and channel mix, as well as targeted price reductions, largely in the plastics market as served through our Ti-PureTM Flex online portal. We also experienced a 1% headwind from unfavorable currency movements.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $12 million (or 10%) to $138 million for the three months ended March 31, 2020, compared with segment Adjusted EBITDA of $126 million for the same period in 2019. Segment Adjusted EBITDA margin was unchanged at 23% when compared with the prior year quarter. The increase in segment Adjusted EBITDA was primarily attributable to the aforementioned increase in segment net sales volume and improved fixed cost absorption when compared with the three months ended March 31, 2019, partially offset by the comparative decrease in price and unfavorable currency movements.

Corporate and Other

Corporate and Other costs decreased by $2 million (or 5%) to $36 million for the three months ended March 31, 2020, compared with Corporate and Other costs of $38 million for the same period in 2019. The decrease in Corporate and Other costs for the three months ended March 31, 2020 was primarily attributable to lower external spend.

The Chemours Company

2020 Outlook

In light of the COVID-19 pandemic, a tremendous amount of uncertainty has been introduced into global markets and local economies. We believe that we are well-positioned to respond to the rapidly evolving market dynamics that are impacting our businesses. However, in consideration of anticipated, yet uncertain future declines in customer demand driven by COVID-19, we are implementing a range of actions aimed at reducing costs by reducing all discretionary spend, freezing non-critical hiring, and delaying external spend wherever possible. We are also reducing structural plant fixed costs to improve the efficiency of our production units, an initiative that was already in flight at the end of 2019. In addition, where legally permissible, we are making temporary base pay reductions for salaried employees globally, until we see an improvement in demand across the Company. This includes our Chief Executive Officer who is taking a temporary base salary reduction of 40% and the executive team who are taking a temporary base salary reduction of 30%. These actions are expected to reduce our costs for the year ending December 31, 2020 by approximately $160 million. We also plan to reduce our capital spending by $125 million for the year ending December 31, 2020, only proceeding with capital projects considered critical in the near-term. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

In our Fluoroproducts segment, we anticipate a continued decline in global customer demand, as COVID-19 continues to negatively impact end-market demand from our customers, across several market sectors. In particular, in the automotive sector, OEM shutdowns in the EU and North America continued into the second quarter of 2020, which will further weaken customer demand within the segment. In response to anticipated declines in sales volumes, we are in frequent communication with our customers to fully understand their evolving product needs and to optimize our production volumes. We are also maintaining our investment to prevent the illegal import of legacy HFC refrigerants into the EU, in violation of the EU’s F-gas regulations.

In our Chemical Solutions segment, we anticipate that the decline in end-market demand experienced during the first quarter of 2020 will extend into the second quarter, as customer mining operations are impacted by COVID-19. We continue to focus on operations productivity, inventory management, and cash generation in this segment.

In our Titanium Technologies segment, we have yet to experience the material negative effects of COVID-19 on our financial results. However, we expect that the pandemic will negatively impact our typical seasonal growth in sales volumes beyond the first quarter. We continue to collaborate with and remain connected to our customers in meeting their future demands, while mitigating the negative impacts of COVID-19 in certain markets and regions. Given our strong position in ore feedstock supply, we are appropriately positioned to maintain our commitment to our Ti-PureTM Value Stabilization (“TVS”) strategy, allowing us to continue to offer our customers a predictable and reliable supply of high-quality TiO2. Through execution of this strategy, our Assured Value Agreements (“AVA”) promote net working capital stability, allowing our customers to purchase TiO2 with supply assurance and price predictability once the market recovery begins. Alternatively, our Ti-PureTM Flex online portal provides our customers with the opportunity to log-in from any location and secure their respective product needs and pricing for up to six months. Our third-party agents and distributors also continue to serve markets that we may not reach directly. Through these means of remaining connected with our customers, as well as our strength in ore supply, we anticipate maintaining our market share regained during the first quarter of 2020.

In responding to the COVID-19 pandemic and its subsequent impacts on global markets and local economies, we remain focused on matters that are within our control. Through the underlying strengths of our business operations, financial results and condition, and cash flows, we are fully engaged to protect the health and well-being of our employees and serve our customers.

However, in considering the unpredictability of the duration and magnitude of the impact of the COVID-19 pandemic, which may be material to our operations and end-market demand, we are withdrawing our previously published full-year 2020 financial guidance, as issued on February 13, 2020.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, receivables securitization, and borrowings under our debt financing arrangements, which are described in further detail in “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. As noted in the “2020 Outlook” section within this MD&A, however, significant uncertainty exists concerning both the magnitude and the duration of the impacts to our financial results and condition as caused by the COVID-19 pandemic. Regardless of size and duration, these rapidly evolving challenges will have an adverse impact on our future operating cash flows. However, based on our responses to the COVID-19 pandemic, including the business-related initiatives discussed in our “2020 Outlook”, we anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least May 2021.

At March 31, 2020, we had total cash and cash equivalents of $714 million, of which $328 million was held by our foreign subsidiaries. All of the cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the first quarter of 2020, we received approximately $300 million of cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that sufficient liquidity is available in the U.S. through at least May 2021, which includes borrowing capacity under our revolving credit facility.

Subsequent to the quarter ended March 31, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility. There were no borrowings outstanding on the revolving credit facility as of March 31, 2020, although outstanding letters of credit of $101 million offset our borrowing availability from the maximum capacity of $800 million. We do not currently expect to use the proceeds from these borrowings; however, we may use the proceeds in the future for working capital needs or other general corporate purposes. The availability under our revolving credit facility is subject to a maintenance covenant based on senior secured net debt and the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement. Based on our forecasts and plans, we anticipate that we will be in compliance with our credit facility covenants through at least May 2021. For further details regarding our debt covenants pursuant to the amended and restated credit agreement of our senior secured credit facilities, see “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

We anticipate making significant payments for interest, critical capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, receivables securitization, and borrowings. We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least May 2021. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on April 28, 2020, we announced our quarterly cash dividend of $0.25 per share for the second quarter of 2020. Under our 2018 Share Repurchase Program, as further discussed in Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $428 million of our outstanding common stock. In light of the COVID-19 pandemic, we do not currently plan to repurchase additional shares of our outstanding common stock in the near future. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt, although we have no such plans at the current time. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash provided by (used for) operating activities	$44	$(44)
Cash used for investing activities	(112)	(134)
Cash used for financing activities	(155)	(324)

Operating Activities

We generated $44 million in cash flows from and used $44 million in cash flows for our operating activities during the three months ended March 31, 2020 and 2019, respectively. The increase in our operating cash inflows for the three months ended March 31, 2020 was primarily attributable to the $125 million of accounts receivables sold to the bank under the Amended Purchase Agreement of our Securitization Facility, as well as a comparative reduction in cash outflows for our accounts payable and certain other accrued liabilities. These comparative increases in operating cash flows were partially offset by a comparative reduction in cash inflows for our accounts receivable, exclusive of changes for our Securitization Facility.

Investing Activities

We used $112 million and $134 million in cash flows for our investing activities during the three months ended March 31, 2020 and 2019, respectively. Our investing cash outflows for the three months ended March 31, 2020 and 2019 were primarily attributable to purchases of property, plant, and equipment, amounting to $106 million and $133 million, respectively.

Financing Activities

We used $155 million in cash flows for our financing activities during the three months ended March 31, 2020. Our financing cash outflows for the three months ended March 31, 2020 were primarily attributable to the amendment and restatement of the Original Purchase Agreement under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. We also returned $41 million to our shareholders in the form of cash dividends paid during the three months ended March 31, 2020.

We used $324 million in cash flows for our financing activities during the three months ended March 31, 2019. Our financing cash outflows for the three months ended March 31, 2019 were primarily attributable to our capital allocation activities, resulting in $297 million of cash returned to shareholders through our 2018 Share Repurchase Program and through cash dividends paid. In addition, we made $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2020 and December 31, 2019.

(Dollars in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$714	$943
Accounts and notes receivable, net	681	674
Inventories	1,114	1,079
Prepaid expenses and other	82	81
Total current assets	$2,591	$2,777

Our accounts and notes receivable, net increased by $7 million (or 1%) to $681 million at March 31, 2020, compared with accounts and notes receivable, net of $674 million at December 31, 2019. The increase in our accounts and notes receivable, net at March 31, 2020 was primarily attributable to the timing of payments from our customers, which was almost entirely offset by $125 million of accounts receivables sold to the bank in accordance with the Amended Purchase Agreement under our Securitization Facility.

Our inventories increased by $35 million (or 3%) to $1.1 billion at March 31, 2020, compared with inventories of $1.1 billion at December 31, 2019. The increase in our inventories at March 31, 2020 was primarily attributable to seasonal build-up of our finished products inventories, and lower sales volumes in our Fluoroproducts segment and the retained businesses of our Chemical Solutions segment.

Our prepaid expenses and other assets were largely unchanged at $82 million and $81 million at March 31, 2020 and December 31, 2019, respectively.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2020 and December 31, 2019.

(Dollars in millions)	March 31, 2020	December 31, 2019
Accounts payable	$841	$923
Short-term and current maturities of long-term debt	22	134
Other accrued liabilities	480	484
Total current liabilities	$1,343	$1,541

Our accounts payable decreased by $82 million (or 9%) to $841 million at March 31, 2020, compared with accounts payable of $923 million at December 31, 2019. The decrease in our accounts payable at March 31, 2020 was primarily attributable to the timing of payments to our vendors.

Our short-term and current maturities of long-term debt decreased by $112 million (or 84%) to $22 million at March 31, 2020, compared with short-term and current maturities of long-term debt of $134 million at December 31, 2019. The decrease in our short-term and current maturities of long-term debt at March 31, 2020 was primarily attributable to the amendment and restatement of the Original Purchase Agreement under our Securitization Facility, resulting in the settlement of $110 million in collateralized borrowings outstanding as of December 31, 2019.

Our other accrued liabilities decreased by $4 million (or 1%) to $480 million at March 31, 2020, compared with other accrued liabilities of $484 million at December 31, 2019. The decrease in our other accrued liabilities at March 31, 2020 was primarily attributable to recognition of customer rebates during the first quarter of 2020, as well as payments of certain accrued expenses. These decreases were partially offset by interest accrued on our senior unsecured notes.

Credit Facilities and Notes

See “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our credit facilities and notes.

The Chemours Company

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 6.625% senior unsecured notes due May 2023, the 7.000% senior unsecured notes due May 2025, the 4.000% senior unsecured notes due May 2026, which are denominated in euros, and the 5.375% senior unsecured notes due May 2027 (collectively, the “Notes”). Each series of the Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the same group of subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain exceptions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as the other U.S.-based operating subsidiaries as set forth in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

Our summarized financial information is presented on a combined basis, consisting of the Parent Issuer and Guarantor Subsidiaries (collectively, the “Obligor Group”), in accordance with the requirements under Rule 13-01, and is presented after the elimination of: (i) intercompany transactions and balances among the Parent Issuer and Guarantor Subsidiaries, and (ii) equity in earnings from and investments in the Non-Guarantor Subsidiaries.

(Dollars in millions)	Three Months Ended March 31, 2020
Net sales	$868
Gross profit	132
Income before income taxes	11
Net income	43
Net income attributable to Chemours	43

(Dollars in millions)	March 31, 2020	December 31, 2019
Assets
Current assets (1,2,3)	$1,428	$1,063
Long-term assets (4)	4,333	4,339

Liabilities
Current liabilities (2)	$1,373	$1,045
Long-term liabilities	4,800	4,871
(1)	Current assets includes $385 million and $104 million of cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.
(2)

Current assets includes $330 million and $346 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2020 and December 31, 2019, respectively. Current liabilities includes $510 million and $179 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2020 and December 31, 2019, respectively.

(3)

As of March 31, 2020 and December 31, 2019, $107 million and $176 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at March 31, 2020 and December 31, 2019, respectively.

There are no significant restrictions that may affect the ability of the Guarantor Subsidiaries in guaranteeing the Parent Issuer’s obligations under our debt financing arrangements. While the Non-Guarantor Subsidiaries do not guarantee the Parent Issuer’s obligations under our debt financing arrangements, we may, from time to time, repatriate post-2017 earnings from certain of these subsidiaries to meet our financing obligations, as well.

Supplier Financing

We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2020 and December 31, 2019, the total payment instructions from us amounted to $111 million and $106 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

The Chemours Company

Contractual Obligations

Our contractual obligations at March 31, 2020 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility. The effective interest rate at the date of borrowing was 2.41%. The borrowings were made pursuant to the amended and restated credit agreement, dated as of April 3, 2018, and the revolving credit facility will mature on April 3, 2023.

Off-Balance Sheet Arrangements

In March 2020, through a wholly-owned special purpose entity, we entered into the Amended Purchase Agreement, which amends and restates, in its entirety, the Original Purchase Agreement under our Securitization Facility. See “Note 14 – Debt” to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below and in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

During the first quarter of 2020, due to the potential effects of the COVID-19 pandemic on our expected earnings and future operating cash flows, it was determined that an interim goodwill impairment test was necessary as of February 28, 2020 for our Fluoropolymers, Fluorochemicals, and Mining Solutions reporting units.

The fair values of our reporting units were determined by using a combination of income-based and/or market-based valuation techniques. These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions, the projected duration of the COVID-19 pandemic and the timing and rate of the associated macroeconomic recovery, short and long-term revenue growth rates, gross margins, and prospective financial information surrounding future reporting unit cash flows. Projections are based on internal forecasts of future business performance and are based on growth assumptions which exclude business growth opportunities not yet fully realized. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector.

The Chemours Company

The estimated fair value of the Fluoropolymers reporting unit was determined by utilizing a discount rate of 9.83% and a market multiple of 6.5 times Adjusted EBITDA, resulting in an estimated fair value 18% higher than its carrying value. Fluoropolymers has $56 million of goodwill. Changing the weighting of the market and income approaches used for Fluoropolymers could result in a maximum reduction of the excess of estimated fair value over carrying value to 14%. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 5%; a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 13%; and, a 15% decrease in the market multiple assumption would decrease the excess of estimated fair value over carrying value to 9%. Under each of these sensitivity scenarios, the Fluoropolymers reporting unit's fair value exceeded its carrying value.

The estimated fair value of the Fluorochemicals reporting unit was determined by utilizing a discount rate of 9.83% and a market multiple of 6.0 times Adjusted EBITDA, resulting in an estimated fair value more than 200% higher than its carrying value. Fluorochemicals has $33 million of goodwill.

The estimated fair value of the Mining Solutions reporting unit was determined by utilizing a discount rate of 10.33%, resulting in an estimated fair value 40% higher than its carrying value. Mining Solutions has $51 million of goodwill. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 6%; and, a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 26%.

Our determination of the fair value of the Mining Solutions reporting unit considered further delays and additional costs of construction for our new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The construction-in-process for this facility represents a significant portion of the total carrying value of Mining Solutions, and, in the event that the facility was unable to be completed, the impairment of the related long-lived assets would significantly decrease the carrying value of the reporting unit. As a result, an impairment of the reporting unit’s goodwill would become less likely. See “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information related to this matter.

Based upon the results of our interim goodwill impairment tests, no adjustments to the carrying value of goodwill were necessary during the quarter ended March 31, 2020. However, in consideration of the COVID-19 pandemic, we note that a lack of recovery or further deterioration in general market conditions, a sustained trend of weaker than anticipated Company financial performance, a lack of recovery or further decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analyses and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

Recent Accounting Pronouncements

See “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements for a discussion about recent accounting pronouncements.

The Chemours Company

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

Environmental Remediation

In large part, because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of DuPont and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to our separation from DuPont on July 1, 2015 (the “Separation”).

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA,” often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At March 31, 2020 and December 31, 2019, our consolidated balance sheets include environmental remediation liabilities of $396 million and $406 million, respectively, relating to these matters, which, as discussed in further detail below, include $196 million and $201 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the Separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $540 million above the amount accrued at March 31, 2020. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2020 and December 31, 2019, the following table sets forth the sites that are the most significant.

(Dollars in millions)	March 31, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$20	$20
East Chicago, Indiana	17	17
Fayetteville Works, Fayetteville, North Carolina	196	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	108	112
Total environmental remediation	$396	$406

The five sites listed above represent 73% and 72% of our total accrued environmental remediation liabilities at March 31, 2020 and December 31, 2019, respectively. For these five sites, we expect to spend, in the aggregate, $119 million over the next three years. For all other sites, we expect to spend $63 million over the next three years.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $17 million remained as of March 31, 2020. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

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

Beginning in 1996, several stages of site investigation were conducted under oversight by the North Carolina Department of Environmental Quality (“NC DEQ”), as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we and the NC DEQ have filed a final Consent Order that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding Fayetteville and resolved litigations filed by the NC DEQ and Cape Fear River Watch, a non-profit organization. In connection with the Consent Order, a thermal oxidizer became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

In the fourth quarter of 2019, we completed and submitted our Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provides information to support the evaluation of potential remedial options to reduce PFAS loadings to surface waters, including interim alternatives. The CAP describes potential remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the Consent Order and the North Carolina groundwater standards, and builds on the previous submissions to NC DEQ. The NC DEQ made the CAP available for public review and comment until April 6, 2020. We are currently awaiting formal response to the CAP from NC DEQ following the conclusion of the public comment period.

In the fourth quarter of 2019, based on the Consent Order, CAP, and our plans, we accrued an additional $132 million related to the estimated cost of on-site remediation. In the first quarter of 2020, we accrued an additional $8 million, of which $5 million related to off-site groundwater testing and remediation.

The Chemours Company

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection (“NJ DEP”), remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In September 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete. In April 2019, Chemours submitted a revised Corrective Measures Study (“CMS”) proposing actions to address on-site soils impacted from past operations that exceed applicable clean-up criteria. We received comments on the CMS from the EPA and NJ DEP in March 2020, and we are currently preparing our response.

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

The environmental accrual for USS Lead continues to include completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC, relating to modified Zone 1 development, and the EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential. We expect that our future costs for modified Zone 1 will be contingent on the development of this area and implementation under the ROD Amendment, as well as any final allocation between PRPs.

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. Further discussion related to these matters is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

The Chemours Company

Climate Change

In 2018, we issued our inaugural Corporate Responsibility Commitment Report, which expresses our Corporate Responsibility Commitment – an extension of our growth strategy – as 10 ambitious goals targeted for completion by 2030. Built on the principles of inspired people, shared planet, and an evolved portfolio, our shared planet principle underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our shared planet goals are comprised of the following:

•	Reduce greenhouse gas (“GHG”) emissions intensity by 60%;
•	Advance our plan to become carbon positive by 2050;
•	Reduce air and water process emissions of fluorinated organic chemicals by 99% or more; and,
•	Reduce our landfill volume intensity by 70%.

We are committed to improving our resource efficiency, acting on opportunities to reduce our GHG emissions, enhancing the eco-efficiency of our supply chain, and encouraging our employees to reduce their own environmental footprints. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. We continue to invest in research and development in order to develop safer, cleaner, and more efficient products and processes that help our customers and consumers reduce both their GHGs and their overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action for reducing GHGs.

PFOA

See our discussion under the heading “PFOA” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

On June 26, 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern.

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against DowDuPont, Inc., Corteva, Inc., and DuPont concerning DuPont’s contention that it is entitled to unlimited indemnity from us for specified liabilities that DuPont assigned to us in the spin-off. The lawsuit requests that the Chancery Court enter a declaratory judgment limiting DuPont’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end (maximum) realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4 billion dividend DuPont extracted from us in connection with the spin-off. In March 2020, the Chancery Court granted DuPont’s Motion to Dismiss, placing the matter in non-public binding arbitration. Chemours has appealed the ruling to the Delaware Supreme Court, and the matter is expected to concurrently proceed in arbitration. Many of the potential litigation liabilities discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements are at issue in the matter.

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

Adjusted Net Income is defined as our net income (loss), adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding. Diluted Adjusted EPS accounts for the dilutive impact of our stock-based compensation awards, which includes unvested restricted shares. FCF is defined as our cash flows provided by (used for) operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted Earnings before Interest and Taxes (“EBIT”), divided by the average of our invested capital, which amounts to our net debt, or debt less cash and cash equivalents, plus equity.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, and ROIC should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Net income attributable to Chemours	$100	$94
Non-operating pension and other post-retirement employee benefit income	—	(3)
Exchange losses (gains), net	24	(6)
Restructuring, asset-related, and other charges (1)	11	8
Transaction costs	2	—
Legal and environmental charges (2)	10	29
Adjustments made to income taxes (3)	(19)	(5)
Benefit from income taxes relating to reconciling items (4)	(10)	(8)
Adjusted Net Income	118	109
Interest expense, net	54	51
Depreciation and amortization	79	76
All remaining provision for income taxes	6	26
Adjusted EBITDA	$257	$262

Weighted-average number of common shares outstanding - basic	164,247,449	167,866,468
Dilutive effect of our employee compensation plans	1,010,542	4,194,432
Weighted-average number of common shares outstanding - diluted	165,257,991	172,060,900

Per share data
Basic earnings per share of common stock	$0.61	$0.56
Diluted earnings per share of common stock	0.61	0.55
Adjusted basic earnings per share of common stock	0.72	0.65
Adjusted diluted earnings per share of common stock	0.71	0.63
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The three months ended March 31, 2020 includes $8 million in additional charges for the approved final Consent Order associated with certain matters at Fayetteville. The three months ended March 31, 2019 includes $27 million in additional charges for the estimated liability associated with Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(3)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, historical valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(4)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represents both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by (used for) operating activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash flows provided by (used for) operating activities	$44	$(44)
Less: Purchases of property, plant, and equipment	(106)	(133)
Free Cash Flows	$(62)	$(177)

The following table sets forth a reconciliation of ROIC to Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, for the periods presented.

	Twelve Months Ended March 31,
(Dollars in millions)	2020	2019
Adjusted EBITDA (1)	$1,015	$1,535
Less: Depreciation and amortization (1)	(313)	(289)
Adjusted EBIT	$702	$1,246

	As of March 31,
(Dollars in millions)	2020	2019
Total debt	$4,034	$3,978
Total equity	661	816
Less: Cash and cash equivalents	(714)	(697)
Invested capital, net	$3,981	$4,097
Average invested capital (2)	$4,140	$3,853

Return on Invested Capital	17%	32%
(1)

Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three months ended March 31, 2020 and 2019.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The Chemours Company

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates because of our global operations. As a result, we have assets, liabilities, and cash flows denominated in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices, which may be further exacerbated by the impacts of COVID-19 and the associated volatility in the broader financial markets, may have an impact on our future cash flows and earnings. We manage these risks through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

By using derivative financial instruments, we are subject to credit and market risk. The fair values of the derivative financial instruments are determined by using valuation models whose inputs are derived using market observable inputs, and reflect the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit ratings.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2020, we had 17 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $439 million, the fair value of which amounted to $1 million. At December 31, 2019, we had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530 million, the fair value of which amounted to less than $1 million. We recognized net losses of $6 million and $2 million for the three months ended March 31, 2020 and 2019, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2020, we had 128 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $95 million, the fair value of which amounted to $2 million. At December 31, 2019, we had 150 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124 million, the fair value of which amounted to $1 million. We recognized pre-tax gains of $2 million for the three months ended March 31, 2020 and 2019 on our cash flow hedge within accumulated other comprehensive loss. For the three months ended March 31, 2020 and 2019, $2 million and $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $10 million for the three months ended March 31, 2020 and 2019 on our net investment hedge within accumulated other comprehensive loss.

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 18 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

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

As of March 31, 2020, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. Information related to this and other litigation matters is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

The following actions related to our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina, Southern Division:

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

A Proposed Consent Agreement and Final Order (“CAFO”) was received from the EPA in January 2020, alleging Clean Air Act (“CAA”) Section 112(r) violations at the LaPorte, Texas site.  The alleged violations are under the CAA’s chemical accident prevention provisions (40 CFR Part 68), and the EPA states that it is seeking a civil penalty of $0.6 million for negotiation purposes.  We are reviewing the draft CAFO and the alleged violations, and will respond to the EPA. At this time, we believe a loss is reasonably possible.

The Chemours Company

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR”, formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2018, all of them publicly available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”). In December 2018, DCMR imposed a €1 million fine after undertaking waste water tests, which detected low levels of PFOA. DCMR continued taking samples and has imposed three additional fines between January and May 2019, each of which was €0.25 million. We have appealed all the fines, and we believe that we have valid defenses to prevail. We continue to cooperate with all authorities in responding to information requests.

Louisville, Kentucky

In October 2019, we received a $0.15 million fine from the Federal Rail Administration (“FRA”) based on the results of an investigation of our Antimony Pentachloride railcar shipments, fleet, commodity code accuracy, and condition of valves. We are continuing to investigate this matter and have submitted a response to the FRA in December 2019.

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to the EPA in March 2019, asserting that we have not violated environmental laws. Further discussion related to this matter is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. We also received an NOV in April 2020 from the North Carolina Department of Environmental Quality (“NC DEQ”), alleging an air permit violation under the North Carolina Administrative Code. At this time, management does not believe that a loss is probable related to the matters in these NOVs.

The Chemours Company

Item 1A. RISK FACTORS

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

A pandemic, epidemic, or other outbreak of infectious disease may have a material adverse effect on our business operations, results of operations, financial condition, and cash flows.

Our operational and financial condition may be negatively impacted by the widespread outbreak of any illnesses or communicable diseases, as well as any associated public health crises that may ensue. In December 2019, a novel coronavirus disease (“COVID-19”) was identified in Wuhan, China. COVID-19 has continued to spread globally, including areas in which we operate and sell our products. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Throughout early 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. As of the filing of this Quarterly Report on Form 10-Q, we have witnessed the initial negative impacts of COVID-19 in our results of operations, specific to certain of our businesses and certain markets in which we operate. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for further information. We are closely monitoring the effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also closely monitoring the operational and financial impacts of recently introduced restrictive local and national laws and regulations, as well as recommendations set forth by public health organizations and governmental organizations to impede the spread of COVID-19.

The extent to which the COVID-19 pandemic will adversely impact our Company depends on currently evolving factors, as well as future developments that we are not able to predict with certainty. Such factors and potential developments may include but are not limited to:

•	the duration, intensity, and spread of the virus, including how quickly and to what extent normal economic and operating conditions can resume;
•	the health of our employees, and our ability to meet staffing needs at our manufacturing sites and in other critical functions;
•	the health of the workforce of certain third-party service providers or contractors, and their ability to provide contracted services at our manufacturing sites or in other critical functions;
•

federal, state, local, and foreign governmental and/or self-imposed actions that promote general safety and well-being, such as restrictions on travel and transport, regional quarantines, temporary site or office closures, and other social distancing measures;

•

volatility in the broader financial markets, which may negatively impact our credit rating and our ability to obtain additional financial liquidity through either capital or debt offerings at acceptable terms, if at all;

•	our ability to pay dividends or repurchase common stock in the future;
•	consumer and business confidence and the resulting decreases in our customers’ demand and spending patterns, as well as their respective abilities to fulfill any existing purchasing obligations;
•	generation of sufficient cash flows to fulfill our indebtedness and general business obligations;
•	increased operating costs to deal with the impacts of COVID-19;
•	supply chain inefficiencies or ineffectiveness driven by the impacts of COVID-19 on our suppliers, as well as any increases in freight expense or other costs of transport;
•	modifications to our operating footprint driven by potential future developments, such as decreases in consumer demand and additional restrictive federal, state, local, and foreign government actions;
•	impairments to our fixed and/or intangible assets, including goodwill, that may be recorded as a result of weaker prolonged economic conditions;
•	interruptions in any services provided by our business partners; and,
•

the potential negative impacts on our internal controls over financial reporting, including potential future significant deficiencies or material weaknesses, as a result of changes in working environments.

The Chemours Company

The widespread outbreak of any illness or communicable disease could result in, and in the instance of the COVID-19 pandemic has resulted in, a significant health crisis that adversely affects local and global economies and financial markets, including the companies that operate within these conditions. Each of the above considerations related to the COVID-19 pandemic remain highly uncertain and subject to change, continue to evolve, and have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows.  However, we cannot predict with certainty the magnitude of such impacts at this time. The impact of COVID-19 may also exacerbate our other risks, as described in Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us. The situation continues to evolve at a rapid pace, and additional impacts of which we are not currently aware may also arise.

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

As of March 31, 2020, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock, which amounted to $572 million at an average share price of $37.52 per share. There were no share repurchases under 2018 Share Repurchase Program for the three months ended March 31, 2020. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at March 31, 2020 was $428 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines in Starke, Florida and Folkston, Georgia and our mineral sands separation facility in Offerman, Georgia is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

10.1

Amended and Restated Receivables Purchase Agreement, date as of March 9, 2020, by and among The Chemours Company AR, LLC, as seller, Purchasers party thereto, The Toronto-Dominion Bank, as Administrative Agent, The Toronto-Dominion Bank, as LC Agent and The Chemours Company FC, LLC, as initial Servicer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 10, 2020).

22	List of Guarantor Subsidiaries.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets; (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text, and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 6, 2020

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)