Form 10-Q
period 2020-06-30
Chemours Co
filed 2020-07-31
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 164,240,260 shares of common stock, $0.01 par value, outstanding at July 27, 2020.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,093	$1,408	$2,398	$2,784
Cost of goods sold	894	1,085	1,901	2,165
Gross profit	199	323	497	619
Selling, general, and administrative expense	110	136	235	292
Research and development expense	20	19	44	41
Restructuring, asset-related, and other charges	17	7	28	15
Total other operating expenses	147	162	307	348
Equity in earnings of affiliates	7	8	14	16
Interest expense, net	(53)	(52)	(107)	(103)
Other income (expense), net	14	16	(1)	55
Income before income taxes	20	133	96	239
(Benefit from) provision for income taxes	(4)	37	(28)	50
Net income	24	96	124	189
Net income attributable to Chemours	$24	$96	$124	$189
Per share data
Basic earnings per share of common stock	$0.15	$0.58	$0.75	$1.14
Diluted earnings per share of common stock	0.15	0.57	0.75	1.12

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$20	$4	$24	$133	$(37)	$96
Other comprehensive income (loss):
Hedging activities:
Unrealized loss on net investment hedge	(18)	4	(14)	(7)	2	(5)
Unrealized loss on cash flow hedge	(4)	1	(3)	—	—	—
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(3)	—	(3)
Hedging activities, net	(24)	5	(19)	(10)	2	(8)
Cumulative translation adjustment	39	—	39	15	—	15
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net loss	—	—	—	(3)	—	(3)
Prior service benefit	—	—	—	5	—	5
Effect of foreign exchange rates	(2)	—	(2)	(2)	—	(2)
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	2	(1)	1	7	(1)	6
Defined benefit plans, net	(1)	(1)	(2)	6	(1)	5
Other comprehensive income	14	4	18	11	1	12
Comprehensive income	34	8	42	144	(36)	108
Comprehensive income attributable to Chemours	$34	$8	$42	$144	$(36)	$108

	Six Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$96	$28	$124	$239	$(50)	$189
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	(8)	2	(6)	3	(1)	2
Unrealized (loss) gain on cash flow hedge	(2)	1	(1)	2	—	2
Reclassifications to net income - cash flow hedge	(3)	—	(3)	(6)	—	(6)
Hedging activities, net	(13)	3	(10)	(1)	(1)	(2)
Cumulative translation adjustment	(78)	—	(78)	23	—	23
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net loss	—	—	—	(3)	—	(3)
Prior service benefit	—	—	—	5	—	5
Effect of foreign exchange rates	(1)	—	(1)	1	—	1
Reclassifications to net income:
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Amortization of actuarial loss	4	—	4	12	(3)	9
Settlement loss	—	—	—	1	—	1
Defined benefit plans, net	2	—	2	15	(3)	12
Other comprehensive (loss) income	(89)	3	(86)	37	(4)	33
Comprehensive income	7	31	38	276	(54)	222
Comprehensive income attributable to Chemours	$7	$31	$38	$276	$(54)	$222

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,031	$943
Accounts and notes receivable, net	540	674
Inventories	1,074	1,079
Prepaid expenses and other	72	81
Total current assets	2,717	2,777
Property, plant, and equipment	9,296	9,413
Less: Accumulated depreciation	(5,873)	(5,854)
Property, plant, and equipment, net	3,423	3,559
Operating lease right-of-use assets	273	294
Goodwill and other intangible assets, net	171	174
Investments in affiliates	175	162
Other assets	275	292
Total assets	$7,034	$7,258
Liabilities
Current liabilities:
Accounts payable	$651	$923
Short-term and current maturities of long-term debt	19	134
Other accrued liabilities	486	484
Total current liabilities	1,156	1,541
Long-term debt, net	4,327	4,026
Operating lease liabilities	224	245
Deferred income taxes	58	118
Other liabilities	610	633
Total liabilities	6,375	6,563
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 189,551,590 shares issued and 164,232,355 shares outstanding at June 30, 2020; 188,893,478 shares issued and 163,574,243 shares outstanding at December 31, 2019)	2	2
Treasury stock, at cost (25,319,235 shares at June 30, 2020 and December 31, 2019)	(1,072)	(1,072)
Additional paid-in capital	872	859
Retained earnings	1,290	1,249
Accumulated other comprehensive loss	(435)	(349)
Total Chemours stockholders’ equity	657	689
Non-controlling interests	2	6
Total equity	659	695
Total liabilities and equity	$7,034	$7,258

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2019	188,693,084	$2	23,702,095	$(1,011)	$845	$1,517	$(543)	$6	$816
Common stock issued - compensation plans	13,505	—	—	—	—	—	—	—	—
Exercise of stock options, net	94,612	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	1,617,140	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	96	—	—	96
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	12	—	12
Balance at June 30, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829

Balance at April 1, 2020	189,537,718	$2	25,319,235	$(1,072)	$870	$1,308	$(453)	$6	$661
Common stock issued - compensation plans	8,872	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	5,000	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1	—	—	—	1
Net income	—	—	—	—	—	24	—	—	24
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	18	—	18
Balance at June 30, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,091,539	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	505,095	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	189	—	—	189
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(83)	—	—	(83)
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at June 30, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829

Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	219,629	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	438,483	—	—	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	124	—	—	124
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(82)	—	—	(82)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	(86)	—	(86)
Balance at June 30, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$124	$189
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	160	154
Gain on sales of assets and businesses	—	(3)
Equity in earnings of affiliates, net	(11)	(15)
Amortization of debt issuance costs and issue discounts	5	5
Deferred tax (benefit) provision	(70)	2
Asset-related charges	11	—
Stock-based compensation expense	9	14
Net periodic pension cost	6	1
Defined benefit plan contributions	(14)	(13)
Other operating charges and credits, net	(3)	1
Decrease (increase) in operating assets:
Accounts and notes receivable, net	128	(16)
Inventories and other operating assets	33	(70)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(223)	(287)
Cash provided by (used for) operating activities	155	(38)
Cash flows from investing activities
Purchases of property, plant, and equipment	(167)	(257)
Proceeds from sales of assets and businesses, net	—	1
Foreign exchange contract settlements, net	4	—
Cash used for investing activities	(163)	(256)
Cash flows from financing activities
Proceeds from accounts receivable securitization facility	12	—
Proceeds from revolving loan	300	150
Debt repayments	(134)	(6)
Payments on finance leases	(3)	—
Purchases of treasury stock, at cost	—	(322)
Proceeds from exercised stock options, net	5	8
Payments related to tax withholdings on vested stock awards	(2)	(30)
Payments of dividends to the Company's common shareholders	(82)	(83)
Distributions to non-controlling interest shareholders	(4)	—
Cash provided by (used for) financing activities	92	(283)
Effect of exchange rate changes on cash and cash equivalents	4	6
Increase (decrease) in cash and cash equivalents	88	(571)
Cash and cash equivalents at January 1,	943	1,201
Cash and cash equivalents at June 30,	$1,031	$630

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$25	$(25)
Obligations incurred under build-to-suit lease arrangement	—	30

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including plastics and coatings, refrigeration and air conditioning, general industrial, electronics, mining, and oil refining. The Company’s principal products include refrigerants, industrial fluoropolymer resins, sodium cyanide, performance chemicals and intermediates, and titanium dioxide (“TiO2”) pigment. Chemours manages and reports its operating results through three reportable segments: Fluoroproducts, Chemical Solutions, and Titanium Technologies. The Fluoroproducts segment is a leading, global provider of fluoroproducts, including refrigerants and industrial fluoropolymer resins. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Considerations related to the current novel coronavirus disease (“COVID-19”)

In December 2019, an outbreak of illness caused by COVID-19 was identified in Wuhan, China, and the virus has since continued to spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, the U.S. has started to see a sizeable resurgence in the number of positively identified infections. While the U.S. epicenter of the COVID-19 pandemic was originally presumed to be in the northeast region of the country, infections have continued to spread throughout the south and mid-west regions of the U.S., leading to health-related concerns in states where the Company has several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies. In consideration of the Company’s global customer base, the rates at which economies across the globe recover or worsen may drive varying levels of end-market demand for the various performance chemicals provided by the Company’s three segments. In turn, the magnitude and duration of the COVID-19 pandemic create significant uncertainties for the Company’s customer demand and financial results and, during the quarter ended June 30, 2020, have caused adverse impacts on the Company’s results of operations.

In response to these uncertainties, during the second quarter of 2020, management decided to take certain precautionary measures in light of macroeconomic uncertainties driven by COVID-19. On April 8, 2020, the Company drew $300 from its revolving credit facility, which may be used in the future for working capital needs or other general corporate purposes. Management also elected to accept tax relief provided by various taxing jurisdictions during the first half of 2020, resulting in the deferral of approximately $75 in tax payments. From a cost savings perspective, management implemented a range of actions aimed at reducing costs, inclusive of reducing all discretionary spend, freezing non-critical hiring, delaying external spend wherever possible, reducing structural plant fixed costs, and temporarily reducing base salaries where legally permissible. Management continues to expect that available cash, cash from operations, and existing debt financing arrangements will provide the Company with sufficient liquidity through at least July 2021.

In the preparation of these financial statements and related disclosures, management has assessed the impact of COVID-19 on its results, estimates, assumptions, forecasts, and accounting policies and made additional disclosures, as necessary. As the COVID-19 situation is unprecedented and ever evolving, future events and effects related to the illness cannot be determined with precision, and actual results could significantly differ from estimates or forecasts.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU No. 2020-04 is effective March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts this standard will have on its accounting for contracts and hedging relationships.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales by geographic region (1)
North America:
Fluoroproducts	$229	$305	$493	$592
Chemical Solutions	51	85	106	159
Titanium Technologies	176	176	369	372
Total North America	456	566	968	1,123
Asia Pacific:
Fluoroproducts	153	175	286	338
Chemical Solutions	5	16	13	31
Titanium Technologies	161	195	354	362
Total Asia Pacific	319	386	653	731
Europe, the Middle East, and Africa:
Fluoroproducts	111	178	270	364
Chemical Solutions	6	4	11	10
Titanium Technologies	99	123	247	237
Total Europe, the Middle East, and Africa	216	305	528	611
Latin America (2):
Fluoroproducts	30	54	74	104
Chemical Solutions	20	25	45	64
Titanium Technologies	52	72	130	151
Total Latin America	102	151	249	319
Total net sales	$1,093	$1,408	$2,398	$2,784

Net sales by segment and product group
Fluoroproducts:
Fluorochemicals	$231	$375	$539	$724
Fluoropolymers	292	336	584	674
Chemical Solutions:
Mining solutions	47	61	98	130
Performance chemicals and intermediates	35	69	77	134
Titanium Technologies:
Titanium dioxide and other minerals	488	567	1,100	1,122
Total net sales	$1,093	$1,408	$2,398	$2,784
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$490	$602
Deferred revenue	14	15
Customer rebates	44	72
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $4 and $5 at June 30, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2020 were not significant. For the three and six months ended June 30, 2020, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no other contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2020 or December 31, 2019.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2020, Chemours had $52 of remaining performance obligations. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in 2020, an approximate additional 25% in 2021, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2020 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring and other charges:
Employee separation charges	$6	$—	$14	$—
Decommissioning and other charges	1	7	3	15
Total restructuring and other charges	7	7	17	15
Asset-related charges	10	—	11	—
Total restructuring, asset-related, and other charges	$17	$7	$28	$15

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$3	$—	$4	$1
Corporate and Other	—	6	1	12
Total plant and product line closures	3	6	5	13
2017 Restructuring Program:
Fluoroproducts	—	1	—	1
Titanium Technologies	—	1	—	1
Corporate and Other	(1)	(1)	(1)	—
Total 2017 Restructuring Program	(1)	1	(1)	2
2019 Restructuring Program:
Fluoroproducts	3	—	3	—
Total 2019 Restructuring Program	3	—	3	—
2020 Restructuring Program:
Chemical Solutions	1	—	1	—
Fluoroproducts	—	—	3	—
Titanium Technologies	—	—	2	—
Corporate and Other	1	—	4	—
Total 2020 Restructuring Program	2	—	10	—
Total restructuring and other charges	7	7	17	15
Asset-related charges:
Chemical Solutions	6	—	7	—
Corporate and Other	4	—	4	—
Total asset-related charges	10	—	11	—
Total restructuring, asset-related, and other charges	$17	$7	$28	$15

Plant and Product Line Closures

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 and $2 for the three and six months ended June 30, 2020, respectively, and $1 for the six months ended June 30, 2019. The Company expects to incur approximately $3 in additional restructuring charges for similar activities through 2021, all of which relates to Chemical Solutions. As of June 30, 2020, the Company has incurred, in the aggregate, $39 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from DuPont and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $1 for the six months ended June 30, 2020, and $6 and $12 for the three and six months ended June 30, 2019, respectively. The Company expects to incur approximately $6 in additional restructuring charges related to its Chambers Works site through the end of 2021, all of which relates to Corporate and Other. As of June 30, 2020, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business is not core to the Company’s future strategy, and the decision was made to stop production at the Pascagoula, Mississippi manufacturing plant by the end of 2020. As a result, during the three months ended June 30, 2020, the Company recorded asset-related charges of $10, which are comprised of $6 for property, plant, and equipment and other asset impairments and $4 for environmental remediation liabilities. The Company also recorded employee separation-related liabilities of $2. In conjunction with this decision, approximately 75 employees will separate from the Company in 2021 and will be subject to our customary involuntary termination benefits. The associated severance payments will also be made in 2021. The Company expects to incur approximately $3 in additional restructuring charges related to decommissioning and dismantling of its Pascagoula site by the end of 2021, all of which relates to Chemical Solutions.

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $1 and $2 in restructuring-related charges for the three and six months ended June 30, 2019, respectively.

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

The Company recorded charges for its 2017 Restructuring Program of $1 and $2 for the three and six months ended June 30, 2019, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at June 30, 2020. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. As of June 30, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25, the majority of which was incurred in the third and fourth quarters of 2019. The Company has substantially completed incurring severance costs for this program. At June 30, 2020 and December 31, 2019, $5 and $14 remained as an employee separation-related liability, respectively, and the majority of the associated severance payments will be made by the end of 2020.

2020 Restructuring Program

In the first quarter of 2020, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. As of June 30, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $10, the majority of which was incurred in the first quarter of 2020. The Company has substantially completed incurring severance costs for this program. At June 30, 2020, $7 remained as an employee separation-related liability. The majority of the impacted employees will separate from the Company, and the majority of the associated severance payments will be made, by the end of 2020.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2020.

	Chemical Solutions Site Closures	2017 Restructuring Program	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2019	$—	$1	$14	$—	$15
Charges (credits) to income	2	(1)	3	10	14
Payments	—	—	(12)	(3)	(15)
Balance at June 30, 2020	$2	$—	$5	$7	$14

At June 30, 2020, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasing, contract services, and miscellaneous income (1)	$3	$16	$9	$41
Royalty income (2)	4	4	8	9
Gain on sales of assets and businesses	—	2	—	2
Exchange gains (losses), net (3)	6	(9)	(19)	(3)
Non-operating pension and other post-retirement employee benefit income (4)	1	3	1	6
Total other income (expense), net	$14	$16	$(1)	$55
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $1 and $2 for the three and six months ended June 30, 2020, respectively, and $12 and $36 for the three and six months ended June 30, 2019, respectively.

(2)	Royalty income for the periods ended June 30, 2020 and 2019 is primarily from technology licensing.
(3)	Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(4)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Income Taxes

During the first quarter of 2020, the Company recorded a one-time tax benefit of $18, which was related to the United States Internal Revenue Service acceptance of a non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. The balance sheet impact of this adjustment is reflected as a deferred tax asset on the consolidated balance sheet.

In the United States, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed on March 27, 2020. This legislative relief, as well as other government relief programs, include measures that could impact direct and indirect tax provisions. Management has analyzed the relief in jurisdictions in which the Company operates, and the applicable impacts, which are not material to the Company’s benefit from income taxes for the three and six months ended June 30, 2020.

On July 28, 2020, the U.S. Treasury Department released final and proposed regulations with guidance on the business interest expense limitation under Internal Revenue Code Section 163(j). The Section 163(j) Limitation was modified in December 2017 by the Tax Cuts and Jobs Act and in March 2020 by the CARES Act. These regulations will be effective for tax years 2021 forward, with the option of applying to tax years 2018 – 2020. The Company is assessing the full impact of these regulations but does not expect a material impact to any historical or current tax positions.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Chemours	$24	$96	$124	$189
Denominator:
Weighted-average number of common shares outstanding - basic	164,648,103	164,118,816	164,448,226	165,982,289
Dilutive effect of the Company’s employee compensation plans	765,838	2,822,810	888,190	3,508,621
Weighted-average number of common shares outstanding - diluted	165,413,941	166,941,626	165,336,416	169,490,910

Basic earnings per share of common stock	$0.15	$0.58	$0.75	$1.14
Diluted earnings per share of common stock	0.15	0.57	0.75	1.12

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average number of stock options	7,088,463	1,800,298	6,072,203	1,241,716

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Accounts receivable - trade, net (1,2)	$490	$602
VAT, GST, and other taxes (3)	43	59
Other receivables (4)	7	13
Total accounts and notes receivable, net	$540	$674
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $4 and $5 at June 30, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

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

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for the three and six months ended June 30, 2020 and 2019.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Finished products	$641	$589
Semi-finished products	188	189
Raw materials, stores, and supplies	509	559
Inventories before LIFO adjustment	1,338	1,337
Less: Adjustment of inventories to LIFO basis	(264)	(258)
Total inventories	$1,074	$1,079

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $660 and $674 (or 49% and 50%) of inventories before the LIFO adjustments at June 30, 2020 and December 31, 2019, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Equipment	$7,600	$7,600
Buildings	1,138	1,174
Construction-in-progress	415	493
Land	107	110
Mineral rights	36	36
Property, plant, and equipment	9,296	9,413
Less: Accumulated depreciation	(5,873)	(5,854)
Total property, plant, and equipment, net	$3,423	$3,559

Property, plant, and equipment, net included gross assets under finance leases of $68 at June 30, 2020 and December 31, 2019.

Depreciation expense amounted to $80 and $157 for the three and six months ended June 30, 2020, respectively, and $76 and $151 for the three and six months ended June 30, 2019, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $25 and $47 for the three and six months ended June 30, 2020, respectively, and $32 and $64 for the three and six months ended June 30, 2019, respectively. Purchases from the Company’s equity method investees amounted to $34 and $69 for the three and six months ended June 30, 2020, respectively, and $41 and $85 for the three and six months ended June 30, 2019, respectively. The Company also received less than $1 and $4 in dividends from its equity method investees for the three and six months ended June 30, 2020, respectively, and less than $1 and $1 for the three and six months ended June 30, 2019, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Capitalized repair and maintenance costs	$119	$148
Pension assets (1)	68	59
Deferred income taxes	47	40
Miscellaneous	41	45
Total other assets	$275	$292
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Compensation and other employee-related costs	$50	$52
Employee separation costs (1)	14	15
Accrued litigation (2)	9	10
Environmental remediation (2)	91	74
Income taxes	91	65
Customer rebates	44	72
Deferred revenue	8	7
Accrued interest	21	21
Operating lease liabilities	66	66
Miscellaneous (3)	92	102
Total other accrued liabilities	$486	$484
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 4 – Restructuring, Asset-related, and Other Charges”.

(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(3)

Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, the current portion of the Company’s asset retirement obligations, and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$880	$884
Tranche B-2 euro term loan due April 2025 (€342 at June 30, 2020 and €344 at December 31, 2019)	385	383
Revolving loan	300	—
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at June 30, 2020 and December 31, 2019)	506	501
5.375% due May 2027	500	500
Securitization Facility	—	110
Finance lease liabilities	57	59
Financing obligation (1)	94	95
Other	—	6
Total debt	4,380	4,196
Less: Unamortized issue discounts	(8)	(8)
Less: Unamortized debt issuance costs	(26)	(28)
Less: Short-term and current maturities of long-term debt	(19)	(134)
Total long-term debt, net	$4,327	$4,026

(1)

At June 30, 2020 and December 31, 2019, financing obligation includes $94 and $95, respectively, in connection with the financed portion of the Company’s research and development facility on the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). The Company made term loan payments of $3 and $6 for the three and six months ended June 30, 2020 and 2019, respectively. On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility, the full amount of which remained outstanding at June 30, 2020. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2019. Chemours also had $101 and $103 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, the effective interest rates on the class of term loans denominated in U.S. dollars, the class of term loans denominated in euros, and the revolving loan were 1.9%, 2.5%, and 1.9%, respectively. Also, at June 30, 2020, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

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

Pursuant to the Amended Purchase Agreement, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. As a result, on March 9, 2020, the Company repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 for the three months ended March 31, 2020, and sold $125 of its receivables to the bank. These sales were transacted at 100% of the face value of the relevant receivables, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed $125, which is the aggregate purchase limit. For the three and six months ended June 30, 2020, the Company received $298 and $358, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $295 and $355, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $67 at June 30, 2020. During the three and six months ended June 30, 2020, the Company incurred less than $1 and $1, respectively, of servicing and other fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the third quarter of 2019, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $11. During the three and six months ended June 30, 2020, the Company made payments of $3 and $6, respectively. As of June 30, 2020, the Company has repaid all borrowings under this financing arrangement.

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

The following table sets forth the Company’s contractual debt principal maturities for the next five years and thereafter.

Remainder of 2020	$6
2021	13
2022	13
2023	1,221
2024	13
Thereafter	2,963
Total principal maturities on debt	$4,229

The Company’s senior secured terms loans due April 2025 are subject to a springing maturity in the event that its 6.625% senior unsecured notes due May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of borrowings outstanding under the Revolving Credit Facility approximate fair value due to the frequency at which the interest rate resets. The carrying value of borrowings outstanding under the Securitization Facility also approximate fair value based on the facility’s short-term nature and maturity.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$880	$834	$884	$865
Tranche B-2 euro term loan due April 2025 (€342 at June 30, 2020 and €344 at December 31, 2019)	385	366	383	378
Revolving loan	300	300	—	—
Senior unsecured notes:
6.625% due May 2023	908	870	908	917
7.000% due May 2025	750	718	750	755
4.000% due May 2026 (€450 at June 30, 2020 and December 31, 2019)	506	458	501	455
5.375% due May 2027	500	454	500	450
Securitization Facility	—	—	110	110
Total senior debt	4,229	$4,000	4,036	$3,930
Less: Unamortized issue discounts	(8)		(8)
Less: Unamortized debt issuance costs	(26)		(28)
Total senior debt, net	$4,195		$4,000

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Employee-related costs (1)	$110	$113
Accrued litigation (2)	51	50
Environmental remediation (2)	314	332
Asset retirement obligations	63	68
Deferred revenue	6	8
Miscellaneous (3)	66	62
Total other liabilities	$610	$633
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation and environmental remediation, which are discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $39 and $41 at June 30, 2020 and December 31, 2019, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Asbestos	$34	$34
PFOA	21	20
All other matters	5	6
Total accrued litigation	$60	$60

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2020 and December 31, 2019.

	Balance Sheet Location	June 30, 2020	December 31, 2019
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$9	$10
Long-term accrued litigation	Other liabilities (Note 15)	51	50
Total accrued litigation		$60	$60

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 16 – Commitments and Contingent Liabilities”.

Asbestos

In the Separation, DuPont assigned its asbestos docket to Chemours. At June 30, 2020 and December 31, 2019, there were approximately 1,100 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At June 30, 2020 and December 31, 2019, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, DuPont assigned its benzene docket to Chemours. At June 30, 2020 and December 31, 2019, there were 18 and 16 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

Chemours maintained accruals of $21 and $20 related to PFOA matters under the Leach Settlement as discussed below at June 30, 2020 and December 31, 2019, respectively. These accruals relate to DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”) and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of June 30, 2020, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $21 and $20 was accrued for these matters at June 30, 2020 and December 31, 2019, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 81 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court. A six-plaintiff trial involving kidney cancer matters previously set for June 2020 has been delayed due to COVID-19.

In March 2020, a two-plaintiff trial before the MDL court resulted in: a mistrial in a kidney cancer case when the jury could not reach a verdict, and an award of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages in a testicular cancer case. The jury found that DuPont’s conduct did not warrant punitive damages. The Company will appeal the verdict. Management believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for pending post-trial motions and appeal.

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

Chemours has responded to letters and inquiries from governmental law enforcement entities regarding PFAS, including in January 2020, a letter informing it that the U.S. Department of Justice, Consumer Protection Branch, and the United States Attorney’s Office for the Eastern District of Pennsylvania are considering whether to open a criminal investigation under the Federal Food, Drug, and Cosmetic Act and asking that it retain its documents regarding PFAS and food contact applications. In July 2020, Chemours received a grand jury subpoena for documents. We are presently unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies. We are also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

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

In April 2020, Superior Refining Company and Lima Refining Company (“Superior”) filed a lawsuit in Wisconsin state court alleging that defendants who designated, manufactured, marketed and/or sold AFFF, or PFAS incorporated into AFFF, have caused it damages and costs including remediation, disposal, and replacement of AFFF. Superior also alleges fraudulent transfer.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, and Michigan have filed lawsuits against defendants, including DuPont and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources. The lawsuits include counts for fraudulent transfer.

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

In October 2018, a putative class action was filed in Ohio federal court against 3M, DuPont, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”.

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

In May 2019, a putative class action was filed in Delaware state court against two electroplating companies, 3M and DuPont, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. Although initially named in the lawsuit, Chemours was subsequently dismissed. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages. The matter was removed to federal court.

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

In November 2019, 30 residents filed a lawsuit in New Jersey state court against DuPont, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. Plaintiffs have claims for medical monitoring, property value diminution, trespass, and punitive damages. The matter was removed to federal court.

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

In May 2020, the Weirton Area Water Board and City of Weirton, West Virginia, filed a lawsuit in West Virginia state court against defendants, including DuPont and Chemours, alleging PFAS, PFOA and PFOS contamination through releases from the manufacture, sale, and use of PFAS and from facilities owned by AccelorMittal. Damages sought include declaratory relief, economic damages, indemnification, expenses, remediation, and punitive damages. The matter has been removed to federal court.

In July 2020, the parents of a 42-year-old Swedesboro, New Jersey resident filed a lawsuit in New Jersey federal court alleging that their adult daughter’s cognitive delays, neurological, genetic, and autoimmune conditions were caused by exposure to PFAS. Plaintiffs claim compensatory and punitive damages.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes.

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

In July 2020, two follow-on derivative lawsuits were filed by individual shareholders in Delaware federal court against Chemours, its directors, and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims.

Management believes that it is not possible at this time to reasonably assess the outcome of these litigations or to estimate the loss or range of loss, if any, as the matters are in the early stages with significant issues to be resolved. The Company believes that it has applicable insurance, and coverage has been accepted by the primary insurance carrier with a reservation of rights for the putative class action matter. If the Company were not to prevail in the litigations and were to fail to secure insurance coverage or ample insurance coverage, the impact could be material to the Company’s results of operations, financial position, and cash flows.

Mining Solutions Facility Construction Stoppage

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the Company’s new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work. The suspension was subsequently lifted on appeal and affirmed by the Supreme Court of Mexico. A second similar complaint was filed in September 2019, and again, a suspension of construction was granted. Chemours has filed an appeal. In the event that the suspension of construction is ultimately upheld, the Company would incur $26 of contract termination fees with a third-party services provider.

At June 30, 2020, the Company had $145 of long-lived assets under construction at the facility, $7 of other related prepaid costs, and $51 of the Company’s goodwill assigned to the Mining Solutions reporting unit. Management believes these amounts are recoverable as of June 30, 2020.

Ore Feedstock Contract Dispute

In July 2020, Iluka Resources Limited, one of the Company’s suppliers of ore feedstock, commenced breach of contract proceedings against the Company in New York state court. Management believes that the lawsuit lacks merit, and that the Company’s actions have been consistent with its rights under the provisions of the contract. The outcome of this matter is not expected to have a material impact on the Company’s results of operations or financial position, and management does not anticipate any impact on the Company’s supply of ore feedstock.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with DuPont, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to DuPont’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at June 30, 2020 and December 31, 2019, and for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	June 30, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$19	$20
East Chicago, Indiana	16	17
Fayetteville Works, Fayetteville, North Carolina	201	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	114	112
Total environmental remediation	$405	$406

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at June 30, 2020 and December 31, 2019.

	Balance Sheet Location	June 30, 2020	December 31, 2019
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 13)	$91	$74
Long-term environmental remediation	Other liabilities (Note 15)	314	332
Total environmental remediation		$405	$406

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the Separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $540 above the amount accrued at June 30, 2020.

Chemours incurred environmental remediation expenses of $24 and $39 for the three and six months ended June 30, 2020, respectively, and $17 and $50 for the three and six months ended June 30, 2019, respectively.

Fayetteville Works, Fayetteville, North Carolina

Fayetteville has been in operation since the 1970s and is located next to the Cape Fear River southeast of the City of Fayetteville, North Carolina. Hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) is manufactured at Fayetteville. The Company has operated the site since its separation from DuPont in 2015.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
On-site remediation	$148	$155
Off-site groundwater remediation	53	46
Total accrued liabilities	$201	$201

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville and their balance sheet locations at June 30, 2020 and December 31, 2019.

	Balance Sheet Location	June 30, 2020	December 31, 2019
Current accrued liabilities	Other accrued liabilities (Note 13)	$36	$20
Long-term accrued liabilities	Other liabilities (Note 15)	165	181
Total accrued liabilities		$201	$201

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

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested above the state provisional health goal of 140 parts per trillion (ppt) for GenX may be eligible for public water or a whole building filtration system. Qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for GenX or other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires.

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, assessed fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. For the three and six months ended June 30, 2020, the Company accrued $13 and $18, respectively, for off-site groundwater testing and water treatment system installations at qualifying properties in the vicinity surrounding Fayetteville. The amounts accrued during the three and six months ended June 30, 2020 are net of $5 of lower expected third-party costs for the monitoring and maintenance of certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. Off-site installation, monitoring, and maintenance may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $53 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other matters related to Fayetteville

An NOV was received from the EPA in February 2019, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of June 30, 2020, management does not believe that a loss is probable.

In June 2020, the Company received an NOV from the NC DEQ, alleging violations of the North Carolina Solid Waste Generator Requirements in connection with clearing land and yard waste materials to a landfill during construction of the water treatment plant required for remediation under the CO. The Company responded that it did not commit a violation and had addressed any concerns prior to issuance of the NOV. Management does not believe that a loss is probable.

In 2019, civil actions were filed against DuPont and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing several hundred private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or DuPont concerning the discharges.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $1 and $9 for the three and six months ended June 30, 2020, respectively, and $6 and $14 for the three and six months ended June 30, 2019, respectively.

Stock Options

During the six months ended June 30, 2020, Chemours granted approximately 2,780,000 non-qualified stock options to certain of its employees, of which 2,750,000 non-qualified stock options were granted in the first quarter of 2020. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards that were granted during the six months ended June 30, 2020.

Six Months Ended June 30, 2020
Risk-free interest rate	0.94%
Expected term (years)	6.00
Volatility	53.18%
Dividend yield	6.93%
Fair value per stock option	$3.74

The Company recorded $2 and $7 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2020, respectively, and $2 and $6 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, approximately 8,230,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2020, Chemours granted approximately 520,000 restricted stock units (“RSUs”) to certain of its employees. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 and $4 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2020, respectively, and $2 and $4 for the three and six months ended June 30, 2019, respectively. At June 30, 2020, approximately 1,150,000 RSUs remained non-vested.

Performance Share Units

During the six months ended June 30, 2020, Chemours granted approximately 540,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded reductions of $3 and $2 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2020, respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded $2 and $4 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2019, respectively. At June 30, 2020, approximately 870,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in The Chemours Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. During the six months ended June 30, 2020, the Company executed an open market transaction to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to approximately 75,000 shares at $1.

Note 18. Financial Instruments

Objectives and Strategies for Holding Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency risks. The Company has established a financial risk management program, which currently includes four distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in LIBOR, as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2020, the Company had 21 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $665, and an average maturity of one month. At December 31, 2019, the Company had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530, and an average maturity of one month. Chemours recognized net gains of $10 and $4 for the three and six months ended June 30, 2020, respectively, and a net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2019, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2020, the Company had 105 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $81, and an average maturity of four months. At December 31, 2019, the Company had 150 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124, and an average maturity of five months. Chemours recognized a pre-tax loss of $1 and a pre-tax gain of $1 for the three and six months ended June 30, 2020, respectively, and a pre-tax gain of $2 for the six months ended June 30, 2019 within accumulated other comprehensive loss. For the three and six months ended June 30, 2020, $2 and $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2019, $3 and $6 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $1 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

Beginning in the second quarter of 2020, the Company elected to expand its cash flow hedge program and enter into interest rate swaps. The objective of entering interest rate swaps is to mitigate the volatility in the Company’s cash payments for interest related to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. All gains and losses resulting from the revaluation of the derivative instruments are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to interest expense, net in the consolidated statements of operations during the period in which the underlying transaction affects earnings.

At June 30, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized pre-tax losses of $3 for the three and six months ended June 30, 2020 within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s interest rate swaps during the three and six months ended June 30, 2020.

The Company expects to reclassify an approximate $1 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $18 and $8 for the three and six months ended June 30, 2020, respectively, and a pre-tax loss of $7 and a pre-tax gain of $3 for the three and six months ended June 30, 2019, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2020 and 2019.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2020 and December 31, 2019.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2020	December 31, 2019
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	—	1
Total asset derivatives		$1	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	1	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	3	—
Total liability derivatives		$4	$1

The Company’s foreign currency forward contracts and interest rate swaps are classified as Level 2 financial instruments within the fair value hierarchy as the valuation inputs are based on quoted prices and market observable data of similar instruments. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates and implied volatilities obtained from various market sources. Market inputs are obtained from well-established and recognized vendors of market data, and are subjected to tolerance and/or quality checks.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2020 and 2019.

	Gain (Loss) Recognized In
			Accumulated Other
		Other Income	Comprehensive
Three Months Ended June 30,	Cost of Goods Sold	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$10	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	(1)
Interest rate swaps designated as a cash flow hedge	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	(18)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—
Euro-denominated debt designated as a net investment hedge	—	—	(7)

	Gain (Loss) Recognized In
			Accumulated Other
		Other Income	Comprehensive
Six Months Ended June 30,	Cost of Goods Sold	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$4	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	1
Interest rate swaps designated as a cash flow hedge	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	(8)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	2
Euro-denominated debt designated as a net investment hedge	—	—	3

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$(4)	$(3)	$(7)	$(6)
Interest cost	(2)	(4)	(4)	(9)
Expected return on plan assets	4	13	8	26
Amortization of actuarial loss	(2)	(7)	(4)	(12)
Amortization of prior service gain	1	1	1	1
Settlement loss	—	—	—	(1)
Total net periodic pension cost	$(3)	$—	$(6)	$(1)

Net loss	$—	$(3)	$—	$(3)
Prior service benefit	—	5	—	5
Amortization of actuarial loss	2	7	4	12
Amortization of prior service gain	(1)	(1)	(1)	(1)
Settlement loss	—	—	—	1
Effect of foreign exchange rates	(2)	(2)	(1)	1
(Cost) benefit recognized in other comprehensive income	(1)	6	2	15
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(4)	$6	$(4)	$14

The Company made cash contributions of $6 and $14 to its defined benefit pension plans during the three and six months ended June 30, 2020, respectively, and $6 and $13 for the three and six months June 30, 2019, respectively, and expects to make additional cash contributions of $4 to its defined benefit pension plans during the remainder of 2020. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019.

Three Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2020
Net sales to external customers	$523	$82	$488	$1,093
Adjusted EBITDA	97	19	94	210
Depreciation and amortization	35	6	33	74

2019
Net sales to external customers	$711	$130	$567	$1,408
Adjusted EBITDA	180	16	127	323
Depreciation and amortization	34	5	30	69

Six Months Ended June 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2020
Net sales to external customers	$1,123	$175	$1,100	$2,398
Adjusted EBITDA	238	33	232	503
Depreciation and amortization	70	11	63	144

2019
Net sales to external customers	$1,398	$264	$1,122	$2,784
Adjusted EBITDA	339	31	253	623
Depreciation and amortization	66	13	60	139

Corporate and Other depreciation and amortization expense amounted to $8 and $16 for the three and six months ended June 30, 2020, respectively, and $9 and $18 for the three and six months ended June 30, 2019, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$210	$323	$503	$623
Corporate and Other Adjusted EBITDA	(44)	(40)	(80)	(78)
Interest expense, net	(53)	(52)	(107)	(103)
Depreciation and amortization	(82)	(78)	(160)	(154)
Non-operating pension and other post-retirement benefit income	1	3	1	6
Exchange gains (losses), net	6	(9)	(19)	(3)
Restructuring, asset-related, and other charges (1)	(17)	(7)	(28)	(15)
Gain on sales of assets and businesses	—	2	—	2
Transaction costs	—	(1)	(2)	(1)
Legal and environmental charges (2)	(1)	(8)	(12)	(38)
Income before income taxes	$20	$133	$96	$239
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges”.
(2)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The six months ended June 30, 2020 includes $8 based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The three and six months ended June 30, 2019 includes $7 and $34, respectively, for the approved final Consent Order associated with certain matters at Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” for further details.

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

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the federal securities laws, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements.

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

The Chemours Company

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in more than 17 million confirmed infections, over 600,000 deaths, and continues to spread throughout the world. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact our supply chain effectiveness and efficiencies, our manufacturing operations, customer demand for our products, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although the number of COVID-19 infections has increasingly spread throughout the United States during the second quarter of 2020, we continue to experience minimal disruption in our operations and business-related processes. Throughout the first half of 2020, we have taken a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. Due to reduced consumer demand for certain of our customers’ end-products, however, we have experienced the negative impact of COVID-19 in our results of operations, and we anticipate that this weakened consumer demand will continue to have a negative impact on our financial results. Refer to the “Segment Reviews” and “2020 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are enumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, navigate uncharted territory. As a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility on April 8, 2020. We also elected to accept tax relief provided by various taxing jurisdictions during the first half of 2020, resulting in the deferral of approximately $75 million in tax payments. We continue to anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least July 2021. Additionally, we continue to engage in scenario planning, and, as further discussed in the “2020 Outlook” and “Liquidity and Capital Resources” sections of this MD&A, we have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity, including exercising careful discretion in our near-term operating and capital spending decisions. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

Pascagoula, Mississippi Plant Closure

In the second quarter of 2020, we completed a business review of our Aniline business, which generated $71 million in net sales during the year ended December 31, 2019, primarily as a raw materials pass-through business. Based on our review, we determined that the Aniline business is not core to our future strategy, and the decision was made to stop production at our Pascagoula, Mississippi manufacturing plant by the end of 2020. As a result, during the three months ended June 30, 2020, we recorded restructuring, asset-related, and other charges of $12 million, which are comprised of $6 million for property, plant, and equipment and other asset impairments, $4 million for environmental remediation liabilities, and $2 million for employee separation-related liabilities. In conjunction with this decision, approximately 75 employees will separate from the Company in 2021 and will be subject to our customary involuntary termination benefits. The associated severance payments will also be made in 2021.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,093	$1,408	$2,398	$2,784
Cost of goods sold	894	1,085	1,901	2,165
Gross profit	199	323	497	619
Selling, general, and administrative expense	110	136	235	292
Research and development expense	20	19	44	41
Restructuring, asset-related, and other charges	17	7	28	15
Total other operating expenses	147	162	307	348
Equity in earnings of affiliates	7	8	14	16
Interest expense, net	(53)	(52)	(107)	(103)
Other income (expense), net	14	16	(1)	55
Income before income taxes	20	133	96	239
(Benefit from) provision for income taxes	(4)	37	(28)	50
Net income	24	96	124	189
Net income attributable to Chemours	$24	$96	$124	$189
Per share data
Basic earnings per share of common stock	$0.15	$0.58	$0.75	$1.14
Diluted earnings per share of common stock	0.15	0.57	0.75	1.12

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2020, compared with the same periods in 2019.

Change in net sales from prior period	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Price	(4)%	(4)%
Volume	(16)%	(7)%
Currency	—%	(1)%
Portfolio	(2)%	(2)%
Total change in net sales	(22)%	(14)%

Our net sales decreased by $315 million (or 22%) to $1.1 billion for the three months ended June 30, 2020, compared with net sales of $1.4 billion for the same period in 2019. The components of the decrease in our net sales by segment for the three months ended June 30, 2020 were as follows: in our Fluoroproducts segment, price declined 3% and volume was down 22%; in our Chemical Solutions segment, price declined 3%, volume was down 16%, and portfolio change led to an 18% decrease; and, in our Titanium Technologies segment, price declined 5% and volume was down 9%. Unfavorable currency movements also added a 1% headwind to net sales in our Fluoroproducts segment.

Our net sales decreased by $386 million (or 14%) to $2.4 billion for the six months ended June 30, 2020, compared with net sales of $2.8 billion for the same period in 2019. The components of the decrease in our net sales by segment for the six months ended June 30, 2020 were as follows: in our Fluoroproducts segment, price declined 4% and volume was down 15%; in our Chemical Solutions segment, price declined 4%, volume was down 11%, and portfolio change led to a 19% decrease; and, in our Titanium Technologies segment, price declined 6% and volume was up 5%. Unfavorable currency movements also added a 1% headwind to net sales in our Fluoroproducts and Titanium Technologies segments.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $191 million (or 18%) and $264 million (or 12%) to $0.9 billion and $1.9 billion for the three and six months ended June 30, 2020, respectively, compared with COGS of $1.1 billion and $2.2 billion for the same periods in 2019. The decreases in our COGS for the three and six months ended June 30, 2020 were primarily attributable to lower net sales, as well as lower distribution, freight, and logistics expenses. In comparison with the first half of the prior year, we also did not incur costs in the first half of 2020 associated with unplanned outages at certain of our operating facilities, or costs incurred due to the start-up of our OpteonTM refrigerants facility in Corpus Christi, Texas. Our previous exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility also contributed to the reduction in COGS. These comparative reductions in COGS were partially offset by costs incurred in conjunction with the temporary idling of certain of our production lines during the second quarter of 2020 due to reduced customer demand.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $26 million (or 19%) and $57 million (or 20%) to $110 million and $235 million for the three and six months ended June 30, 2020, respectively, compared with SG&A expense of $136 million and $292 million for the same periods in 2019. The decreases in our SG&A expense for the three and six months ended June 30, 2020 were primarily attributable to our cost reductions and lower compensation expense, as well as our cost savings initiatives in response to the COVID-19 pandemic as further discussed in the “2020 Outlook” section of this MD&A.

Research and Development Expense

Our research and development expense was largely unchanged at $20 million and $44 million for the three and six months ended June 30, 2020, respectively, compared with research and development expense of $19 million and $41 million for the same periods in 2019.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $10 million (or 143%) and $13 million (or 87%) to $17 million and $28 million for the three and six months ended June 30, 2020, respectively, compared with restructuring, asset-related, and other charges of $7 million and $15 million for the same periods in 2019. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2020 were primarily attributable to $12 million of charges incurred in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant by the end of 2020. We also incurred net charges of $4 million and $12 million, respectively, in connection with employee-related separation liabilities under our recent restructuring programs. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2019 were primarily attributable to $6 million and $12 million, respectively, of decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was largely unchanged at $7 million and $14 million for the three and six months ended June 30, 2020, respectively, compared with equity in earnings of affiliates of $8 million and $16 million for the same periods in 2019.

Interest Expense, Net

Our interest expense, net was largely unchanged at $53 million and $52 million for the three months ended June 30, 2020 and 2019, respectively.

Our interest expense, net increased by $4 million (or 4%) to $107 million for the six months ended June 30, 2020, compared with interest expense, net of $103 million for the same period in 2019. The increase in our interest expense, net for the six months ended June 30, 2020 was primarily attributable to a $2 million reduction in interest income earned on lower cash and cash equivalents balances held throughout the first quarter of 2020.

The Chemours Company

Other Income (Expense), Net

Our other income (expense), net decreased by $2 million and $56 million to other income, net of $14 million and other expense, net of $1 million for the three and six months ended June 30, 2020, respectively, compared with other income, net of $16 million and $55 million for the same periods in 2019. The decreases in our other income, net were primarily attributable to decreases in our leasing, contract services, and miscellaneous income, which were driven by $11 million and $34 million lower European Union (“EU”) fluorinated greenhouse gas (“F-Gas”) quota authorization sales during the three and six months ended June 30, 2020, respectively. We also experienced $2 million and $5 million reductions, respectively, in our non-operating pension and other post-retirement employee benefit income, following the settlement of a portion of our Netherlands pension plan in the fourth quarter of 2019. During the three months ended June 30, 2020, the comparative decrease in our other income, net was almost entirely offset by favorable changes in net exchange gains and losses of $15 million, driven by favorable movements in our foreign currency forward contracts. During the six months ended June 30, 2020, unfavorable changes in net exchange gains and losses of $16 million further contributed to the comparative decrease in our other income, net, driven by unfavorable movements in several foreign currencies, partially offset by our foreign currency forward contracts.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $4 million and a provision for income taxes of $37 million for the three months ended June 30, 2020 and 2019, respectively, which represented effective tax rates of negative 20% and 28%, respectively. The $41 million decrease in our provision for income taxes for the three months ended June 30, 2020 was primarily attributable to decreased profitability, changes to our geographic mix of earnings, and $8 million of additional income tax expense recorded in the second quarter of 2019 associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary.

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $28 million and a provision for income taxes of $50 million for the six months ended June 30, 2020 and 2019, respectively, which represented effective tax rates of negative 29% and 21%, respectively. The $78 million decrease in our provision for income taxes for the six months ended June 30, 2020 was primarily attributable to decreased profitability, changes to our geographic mix of earnings, and $8 million of additional income tax expense recorded in the second quarter of 2019 associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary. We also recorded an income tax benefit of $18 million in the first quarter of 2020, which was related to the United States Internal Revenue Service acceptance of a non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. Our benefit from income taxes was partially offset by $7 million of lower income tax benefits related to share-based payments.

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

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and six months ended June 30, 2020 and 2019 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Fluoroproducts	$97	$180	$238	$339
Chemical Solutions	19	16	33	31
Titanium Technologies	94	127	232	253
Corporate and Other	(44)	(40)	(80)	(78)
Total Adjusted EBITDA	$166	$283	$423	$545

The Chemours Company

Fluoroproducts

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$523	$711	$1,123	$1,398
Adjusted EBITDA	97	180	238	339
Adjusted EBITDA margin	19%	25%	21%	24%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Fluoroproducts segment’s net sales for the three and six months ended June 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Price	(3)%	(4)%
Volume	(22)%	(15)%
Currency	(1)%	(1)%
Portfolio	—%	—%
Total change in segment net sales	(26)%	(20)%

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $188 million (or 26%) to $523 million for the three months ended June 30, 2020, compared with segment net sales of $711 million for the same period in 2019. The decrease in segment net sales for the three months ended June 30, 2020 was primarily attributable to decreases in volume and price of 22% and 3%, respectively. Volumes declined due to lower global customer demand for our refrigerants and polymers, as COVID-19 continued to negatively impact end-market demand from our customers across several market sectors. In particular, in the automotive sector, original equipment manufacturer (“OEM”) shutdowns that began to take place in the EU and North America in the first quarter of 2020 continued into the second quarter of 2020, further weakening customer demand within the segment. Prices declined during the three months ended June 30, 2020, driven by our composition of product and customer mix, as well as contractual price adjustments for refrigerants and market weakness in certain geographies. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the three months ended June 30, 2020.

Our Fluoroproducts segment’s net sales decreased by $275 million (or 20%) to $1.1 billion for the six months ended June 30, 2020, compared with segment net sales of $1.4 billion for the same period in 2019. The decrease in segment net sales for the six months ended June 30, 2020 was primarily attributable to decreases in volume and price of 15% and 4%, respectively. Volumes declined due to lower global customer demand for our refrigerants and polymers, as initial softness in the automotive and other global end-markets was compounded by the negative impact of COVID-19 on end-market demand from our customers across several market sectors. In particular, in the automotive sector, OEM shutdowns that began to take place in the EU and North America in the first quarter of 2020 continued into the second quarter of 2020, further weakening customer demand within the segment. Prices declined during the six months ended June 30, 2020, driven by our composition of product and customer mix, as well as contractual price adjustments for refrigerants and market weakness in certain geographies. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the six months ended June 30, 2020.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2020, segment Adjusted EBITDA decreased by $83 million (or 46%) to $97 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 19%, compared with segment Adjusted EBITDA of $180 million and Adjusted EBITDA margin of 25% for the same period in 2019. For the six months ended June 30, 2020, segment Adjusted EBITDA decreased by $101 million (or 30%) to $238 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 21%, compared with segment Adjusted EBITDA of $339 million and Adjusted EBITDA margin of 24% for the same period in 2019. These decreases were primarily attributable to the aforementioned decreases in the volume and price and unfavorable currency movements in the segment’s net sales. We also incurred costs associated with the temporary idling of certain of our production lines during the second quarter of 2020 due to reduced customer demand. Additionally, our EU F-gas quota authorization sales decreased by $11 million and $34 million when compared with the three and six months ended June 30, 2019, respectively. The aforementioned decreases to segment Adjusted EBITDA and Adjusted EBITDA margin were partially offset by enhanced operational performance at certain of our operating facilities in the first half of 2020 relative to the first half of 2019, cost savings associated with ramping up production at our OpteonTM refrigerants facility in Corpus Christi, Texas, and structural cost reductions within the segment.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$82	$130	$175	$264
Adjusted EBITDA	19	16	33	31
Adjusted EBITDA margin	23%	12%	19%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three and six months ended June 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Price	(3)%	(4)%
Volume	(16)%	(11)%
Currency	—%	—%
Portfolio	(18)%	(19)%
Total change in segment net sales	(37)%	(34)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $48 million (or 37%) to $82 million for the three months ended June 30, 2020, compared with segment net sales of $130 million for the same period in 2019. The decrease in segment net sales for the three months ended June 30, 2020 was attributable to portfolio change, which drove an 18% decline in net sales following our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 16%, driven by the impacts of the COVID-19 pandemic on customer mining operations and end-market demand. Average prices decreased 3%, driven by lower raw materials pass-throughs and regional customer mix compared with the prior year quarter.

Our Chemical Solutions segment’s net sales decreased by $89 million (or 34%) to $175 million for the six months ended June 30, 2020, compared with segment net sales of $264 million for the same period in 2019. The decrease in segment net sales for the six months ended June 30, 2020 was attributable to portfolio change, which drove a 19% decline in net sales following our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 11%, driven by the impacts of the COVID-19 pandemic on customer mining operations and end-market demand. Average prices decreased 4%, driven by lower raw materials pass-throughs and regional customer mix compared with the first half of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2020, segment Adjusted EBITDA increased by $3 million (or 19%) to $19 million and Adjusted EBITDA margin increased by approximately 1,100 basis points to 23%, compared with segment Adjusted EBITDA of $16 million and Adjusted EBITDA margin of 12% for the same period in 2019. For the six months ended June 30, 2020, segment Adjusted EBITDA increased by $2 million (or 6%) to $33 million and Adjusted EBITDA margin increased by approximately 700 basis points to 19%, compared with segment Adjusted EBITDA of $31 million and Adjusted EBITDA margin of 12% for the same period in 2019. These increases were primarily attributable to the cost savings associated with our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility, partially offset by the aforementioned decreases in segment net sales.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$488	$567	$1,100	$1,122
Adjusted EBITDA	94	127	232	253
Adjusted EBITDA margin	19%	22%	21%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Price	(5)%	(6)%
Volume	(9)%	5%
Currency	—%	(1)%
Portfolio	—%	—%
Total change in segment net sales	(14)%	(2)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $79 million (or 14%) to $488 million for the three months ended June 30, 2020, compared with segment net sales of $567 million for the same period in 2019. The decrease in segment net sales for the three months ended June 30, 2020 was primarily attributable to decreases in volume and price of 9% and 5%, respectively. Volumes declined due to lower global customer demand for our Ti-PureTM TiO2, as COVID-19 negatively impacted end-market demand from our customers across several markets and regions. As a result of the reduction in end-market demand, our typical seasonal growth in sales volumes was negatively impacted. Price declined for the three months ended June 30, 2020 due to customer, regional, and channel mix, as well as targeted price reductions, largely in the plastics market as served through our Ti-PureTM Flex online portal. These price declines occurred prior to the second quarter of 2020, and prices were held flat during the quarter.

Our Titanium Technologies segment’s net sales decreased by $22 million (or 2%) to $1.1 billion for the six months ended June 30, 2020, compared with segment net sales of $1.1 billion for the same period in 2019. The decrease in segment net sales for the six months ended June 30, 2020 was primarily attributable to a decrease in price of 6%, which was partially offset by an increase in volume of 5%. Price declined for the six months ended June 30, 2020 due to customer, regional, and channel mix, as well as targeted price reductions, largely in the plastics market as served through our Ti-PureTM Flex online portal. These price declines primarily occurred prior to the first quarter of 2020. Volume increases were driven by share regain in the first quarter of 2020, which was partially offset by lower global customer demand for our Ti-PureTM TiO2 in the second quarter of 2020, as COVID-19 negatively impacted end-market demand from our customers across several markets and regions. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the six months ended June 30, 2020.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2020, segment Adjusted EBITDA decreased by $33 million (or 26%) to $94 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 19%, compared with segment Adjusted EBITDA of $127 million and Adjusted EBITDA margin of 22% for the same period in 2019. For the six months ended June 30, 2020, segment Adjusted EBITDA decreased by $21 million (or 8%) to $232 million and Adjusted EBITDA margin decreased by approximately 200 basis points to 21%, compared with segment Adjusted EBITDA of $253 million and Adjusted EBITDA margin of 23% for the same period in 2019. These decreases were primarily attributable to the aforementioned decreases in price during the three and six months ended June 30, 2020 and volume during the three months ended June 30, 2020, as well as unfavorable currency movements in the segment’s net sales and lower fixed cost absorption during the second quarter of 2020.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $4 million (or 10%) and $2 million (or 3%) to $44 million and $80 million for the three and six months ended June 30, 2020, compared with Corporate and Other costs of $40 million and $78 million for the same periods in 2019. These increases in Corporate and Other costs for the three and six months ended June 30, 2020 were primarily attributable to higher costs associated with environmental remediation matters. This increase was partially offset by lower compensation expense, as well as lower external spend, which is consistent with our cost savings initiatives in response to the COVID-19 pandemic as further discussed in the “2020 Outlook” section of this MD&A.

2020 Outlook

While the COVID-19 pandemic has introduced a tremendous amount of uncertainty into global markets and local economies, we continue to believe that we are well-positioned to respond to the rapidly evolving market dynamics that are impacting our businesses. However, in anticipation of declines in customer demand driven by COVID-19, we implemented a range of actions aimed at reducing costs by reducing all discretionary spend, freezing non-critical hiring, and delaying external spend wherever possible. We also reduced structural plant fixed costs to improve the efficiency of our production units, an initiative that was already in flight at the end of 2019. In addition, where legally permissible, we made temporary base pay reductions for salaried employees globally, until we see an improvement in demand across the Company. This includes our Chief Executive Officer who took a temporary base salary reduction of 40% and the executive team who took a temporary base salary reduction of 30%. These actions are expected to reduce our costs for the year ending December 31, 2020 by approximately $160 million. We are also reducing our capital spending by $125 million for the year ending December 31, 2020, only proceeding with capital projects considered critical in the near-term. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

In our Fluoroproducts segment, we anticipate facing continued headwinds in global customer demand, as COVID-19 continues to negatively impact end-market demand from our customers, across several market sectors. Within the segment, we expect fluorochemicals demand to respond more quickly to the auto OEM factories restarting, with a lagged impact in fluoropolymers demand. In response to the anticipated headwinds in future sales volumes, we remain in frequent communication with our customers to fully understand their evolving product needs and to optimize our production volumes. We are also continuing our investment to prevent the illegal import of legacy HFC refrigerants into the EU, in violation of the EU’s F-gas regulations.

In our Chemical Solutions segment, trends in our future net sales volumes will be driven by our customers’ mining operations, as they work towards returning to normalized production volumes following temporary operating restrictions imposed during COVID-19. At that time, we anticipate that demand for our products will begin to normalize. We continue to focus on operations productivity, inventory management, and cash generation in this segment.

In our Titanium Technologies segment, we are beginning to see signs of nascent market recovery in certain markets and regions, while others have not yet started to emerge from the negative economic impacts of COVID-19. We continue to collaborate with and remain connected to our customers in meeting their future demands. Given our strong position in ore feedstock and our ability to secure supply, we are appropriately positioned to maintain our commitment to our Ti-PureTM Value Stabilization (“TVS”) strategy, allowing us to continue to offer our customers a predictable and reliable supply of high-quality TiO2. Through execution of this strategy, our Assured Value Agreements (“AVA”) promote net working capital stability, allowing our customers to purchase TiO2 with supply assurance and price predictability as the market recovery begins. Alternatively, our Ti-PureTM Flex online portal provides our customers with the opportunity to log-in from any location and secure their respective product needs and pricing for up to six months. Our third-party agents and distributors also continue to serve markets that we may not reach directly.

In responding to the COVID-19 pandemic and its subsequent impacts on global markets and local economies, we remain focused on matters that are within our control. Through the underlying strengths of our business operations, financial results and condition, and cash flows, we are fully engaged to protect the health and well-being of our employees and serve our customers.

However, in considering the unpredictability of the duration and magnitude of the impact of the COVID-19 pandemic, particularly as it relates to our operations and end-market demand, we are not currently providing full-year 2020 financial guidance. Our previous guidance, as issued on February 13, 2020, was withdrawn on May 5, 2020.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, receivables securitization, and borrowings under our debt financing arrangements, which are described in further detail in “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. As noted in the “2020 Outlook” section within this MD&A, however, significant uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition as caused by the COVID-19 pandemic. Regardless of size and duration, these rapidly evolving challenges have had and will continue to have an adverse impact on our operating cash flows. However, based on our responses to the COVID-19 pandemic, including the business-related initiatives discussed in our “2020 Outlook”, we anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least July 2021.

At June 30, 2020, we had total cash and cash equivalents of $1.0 billion, of which $389 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the six months ended June 30, 2020, we received approximately $325 million of cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that sufficient liquidity is available in the U.S. through at least July 2021, which includes borrowing capacity under our revolving credit facility.

During the six months ended June 30, 2020, we decided to take certain precautionary measures in light of macroeconomic uncertainties driven by COVID-19. On April 8, 2020, we drew $300 million from our revolving credit facility. There were no borrowings outstanding on the revolving credit facility at the time of the draw, although outstanding letters of credit of $101 million offset our borrowing availability from the maximum capacity of $800 million. We have not used, nor do we currently expect to use, the proceeds from these borrowings; however, we may use the proceeds in the future for working capital needs or other general corporate purposes. The availability under our revolving credit facility is subject to a maintenance covenant based on senior secured net debt and the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement. Based on our forecasts and plans, we anticipate that we will be in compliance with our credit facility covenants through at least July 2021. For further details regarding our debt covenants pursuant to the amended and restated credit agreement of our senior secured credit facilities, see “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the borrowings under our revolving credit facility, we also elected to accept tax relief provided by various taxing jurisdictions during the first half of 2020. The accepted relief primarily applies to foreign taxing jurisdictions and resulted in the deferral of approximately $75 million in tax payments, which are largely expected to be made in 2021.

We anticipate making significant payments for interest, critical capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, receivables securitization, and borrowings. We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least July 2021. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on July 29, 2020, we announced our quarterly cash dividend of $0.25 per share for the third quarter of 2020. Under our 2018 Share Repurchase Program, as further discussed in Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $428 million of our outstanding common stock. In light of the COVID-19 pandemic, we do not currently plan to repurchase additional shares of our outstanding common stock in the near future. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt, although we have no such plans at the current time. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Cash provided by (used for) operating activities	$155	$(38)
Cash used for investing activities	(163)	(256)
Cash provided by (used for) financing activities	92	(283)

Operating Activities

We generated $155 million in cash flows from and used $38 million in cash flows for our operating activities during the six months ended June 30, 2020 and 2019, respectively. The increase in our operating cash inflows for the six months ended June 30, 2020 was primarily attributable to the $125 million of accounts receivables sold to the bank pursuant to the amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under our accounts receivable securitization facility (“Securitization Facility”), additional reductions in our outstanding accounts receivable consistent with reduced customer demand as largely driven by the COVID-19 pandemic, and a comparative reduction in cash outflows for our accounts payable and other accrued liabilities consistent with both lower raw materials inventories purchases and our cost savings initiatives in response to the COVID-19 pandemic. These comparative increases in our operating cash flows for the six months ended June 30, 2020 were partially offset by a decrease in our net income.

Investing Activities

We used $163 million and $256 million in cash flows for our investing activities during the six months ended June 30, 2020 and 2019, respectively. Our investing cash outflows for the six months ended June 30, 2020 and 2019 were primarily attributable to purchases of property, plant, and equipment, amounting to $167 million and $257 million, respectively. The comparative reduction in our purchases of property, plant, and equipment during the six months ended June 30, 2020 was primarily attributable to temporary cash preservation initiatives, which were implemented in anticipation of declining customer demand as driven by COVID-19. For further information related to our temporary cash preservation initiatives and the anticipated impact on our capital spending for the year ending December 31, 2020, refer to the “2020 Outlook” section within this MD&A.

Financing Activities

We generated $92 million in cash flows from our financing activities during the six months ended June 30, 2020. Our financing cash inflows for the six months ended June 30, 2020 were primarily attributable to $300 million in proceeds received from drawing on our revolving credit facility, which was executed as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19. Our financing cash inflows were partially offset by the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. We also returned $82 million to our shareholders in the form of cash dividends paid and made $12 million in debt repayments.

We used $283 million in cash flows for our financing activities during the six months ended June 30, 2019. Our financing cash outflows for the six months ended June 30, 2019 were primarily attributable to our capital allocation activities, resulting in $405 million of cash returned to shareholders through our 2018 Share Repurchase Program and through cash dividends paid. We also made $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards, as well as $6 million in debt repayments. Our financing cash outflows were partially offset by $150 million in proceeds received from drawing on our revolving credit facility, which was executed for general corporate purposes.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2020 and December 31, 2019.

(Dollars in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,031	$943
Accounts and notes receivable, net	540	674
Inventories	1,074	1,079
Prepaid expenses and other	72	81
Total current assets	$2,717	$2,777

Our accounts and notes receivable, net decreased by $134 million (or 20%) to $540 million at June 30, 2020, compared with accounts and notes receivable, net of $674 million at December 31, 2019. The decrease in our accounts and notes receivable, net at June 30, 2020 was primarily attributable to $125 million of accounts receivables sold to the bank in accordance with the Amended Purchase Agreement under our Securitization Facility, as well as lower net sales in the second quarter of 2020 versus the fourth quarter of 2019. These decreases in our accounts and notes receivable, net at June 30, 2020 were partially offset by the timing of payments from our customers at the previous year-end.

Our inventories were largely unchanged at $1.1 billion at June 30, 2020 and December 31, 2019. The slight decrease in our inventories at June 30, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes in each of our three reportable segments, which was almost entirely offset by the seasonal build-up of our finished products inventories in the first quarter of 2020.

Our prepaid expenses and other assets decreased by $9 million (or 11%) to $72 million at June 30, 2020, compared with prepaid expenses and other assets of $81 million at December 31, 2019. The decrease in our prepaid expenses and other assets was primarily attributable to a decrease in our prepaid insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2020 and December 31, 2019.

(Dollars in millions)	June 30, 2020	December 31, 2019
Accounts payable	$651	$923
Short-term and current maturities of long-term debt	19	134
Other accrued liabilities	486	484
Total current liabilities	$1,156	$1,541

Our accounts payable decreased by $272 million (or 29%) to $651 million at June 30, 2020, compared with accounts payable of $923 million at December 31, 2019. The decrease in our accounts payable at June 30, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes in each of our three reportable segments, our cost savings initiatives in response to the COVID-19 pandemic, and the timing of payments to our vendors.

Our short-term and current maturities of long-term debt decreased by $115 million (or 86%) to $19 million at June 30, 2020, compared with short-term and current maturities of long-term debt of $134 million at December 31, 2019. The decrease in our short-term and current maturities of long-term debt at June 30, 2020 was primarily attributable to the amendment and restatement of the Original Purchase Agreement under our Securitization Facility, resulting in the settlement of $110 million in collateralized borrowings outstanding as of December 31, 2019.

Our other accrued liabilities increased by $2 million (or less than 1%) to $486 million at June 30, 2020, compared with other accrued liabilities of $484 million at December 31, 2019. The increase in our other accrued liabilities at June 30, 2020 was primarily attributable to a $26 million increase due to our deferral of certain income tax payments, as well as a $17 million increase for environmental remediation at certain of our sites. These increases in our other accrued liabilities at June 30, 2020 were almost entirely offset by recognition of customer rebates and payments of certain accrued expenses, primarily during the first quarter of 2020.

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

(Dollars in millions)	Six Months Ended June 30, 2020
Net sales	$1,614
Gross profit	214
Income before income taxes	3
Net income	32
Net income attributable to Chemours	32

(Dollars in millions)	June 30, 2020	December 31, 2019
Assets
Current assets (1,2,3)	$1,518	$1,063
Long-term assets (4)	4,220	4,339

Liabilities
Current liabilities (2)	$1,172	$1,045
Long-term liabilities	5,089	4,871
(1)	Current assets includes $641 million and $104 million of cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
(2)

Current assets includes $276 million and $346 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2020 and December 31, 2019, respectively. Current liabilities includes $435 million and $179 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2020 and December 31, 2019, respectively.

(3)

As of June 30, 2020 and December 31, 2019, $67 million and $176 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at June 30, 2020 and December 31, 2019, respectively.

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

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2020 and December 31, 2019, the total amounts outstanding under these programs were $113 million and $106 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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

Our contractual obligations at June 30, 2020 did not otherwise significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to these critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At June 30, 2020 and December 31, 2019, our consolidated balance sheets include environmental remediation liabilities of $405 million and $406 million, respectively, relating to these matters, which, as discussed in further detail below, include $201 million for our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”).

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the Separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $540 million above the amount accrued at June 30, 2020. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2020 and December 31, 2019, the following table sets forth the sites that are the most significant.

(Dollars in millions)	June 30, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$19	$20
East Chicago, Indiana	16	17
Fayetteville Works, Fayetteville, North Carolina	201	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	114	112
Total environmental remediation	$405	$406

The five sites listed above represent 72% of our total accrued environmental remediation liabilities at June 30, 2020 and December 31, 2019. For these five sites, we expect to spend, in the aggregate, $127 million over the next three years. For all other sites, we expect to spend $74 million over the next three years.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $16 million remained as of June 30, 2020. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

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

Beginning in 1996, several stages of site investigation were conducted under oversight by the North Carolina Department of Environmental Quality (“NC DEQ”), as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

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

In the fourth quarter of 2019, based on the Consent Order, CAP, and our plans, we accrued $132 million related to the estimated cost of on-site remediation. For the three and six months ended June 30, 2020, we accrued an additional $13 million and $21 million, respectively, which was largely attributable to off-site groundwater testing and water treatment system installations at qualifying properties in the vicinity surrounding Fayetteville. The amounts accrued during the three and six months ended June 30, 2020 are net of $5 million of lower expected third-party costs for the monitoring and maintenance of certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. Off-site installation, monitoring, and maintenance may be impacted by additional changes in estimates as actual experience may differ from management’s estimates.

The Chemours Company

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection (“NJ DEP”), remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In September 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete. In April 2019, we submitted a revised Corrective Measures Study (“CMS”) proposing actions to address on-site soils impacted from past operations that exceed applicable clean-up criteria. We received comments on the CMS from the EPA and NJ DEP in March 2020, and we responded to their comments in June 2020.

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

PFAS

On May 11, 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal. This call for evidence is open until July 30, 2020, and companies producing or using PFAS, as well as selling mixture or products containing PFAS, are invited to provide input. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We will submit information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”).

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against DowDuPont, Inc., Corteva, Inc., and DuPont concerning DuPont’s contention that it is entitled to unlimited indemnity from us for specified liabilities that DuPont assigned to us in the spin-off. The lawsuit requests that the Chancery Court enter a declaratory judgment limiting DuPont’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end (maximum) realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4 billion dividend DuPont extracted from us in connection with the spin-off. In March 2020, the Chancery Court granted DuPont’s Motion to Dismiss, placing the matter in non-public binding arbitration. We have appealed the ruling to the Delaware Supreme Court, and the matter is proceeding concurrently in arbitration. DuPont has asserted a counterclaim for breach of the Master Separation Agreement. Management believes that the probability of loss as to the counterclaim is remote. Many of the potential litigation liabilities discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements are at issue in the matter.

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income attributable to Chemours	$24	$96	$124	$189
Non-operating pension and other post-retirement employee benefit income	(1)	(3)	(1)	(6)
Exchange (gains) losses, net	(6)	9	19	3
Restructuring, asset-related, and other charges (1)	17	7	28	15
Gain on sales of assets and businesses	—	(2)	—	(2)
Transaction costs	—	1	2	1
Legal and environmental charges (2)	1	8	12	38
Adjustments made to income taxes (3)	(2)	7	(22)	1
Benefit from income taxes relating to reconciling items (4)	(3)	(3)	(13)	(11)
Adjusted Net Income	30	120	149	228
Interest expense, net	53	52	107	103
Depreciation and amortization	82	78	160	154
All remaining provision for income taxes	1	33	7	60
Adjusted EBITDA	$166	$283	$423	$545

Weighted-average number of common shares outstanding - basic	164,648,103	164,118,816	164,448,226	165,982,289
Dilutive effect of our employee compensation plans	765,838	2,822,810	888,190	3,508,621
Weighted-average number of common shares outstanding - diluted	165,413,941	166,941,626	165,336,416	169,490,910

Per share data
Basic earnings per share of common stock	$0.15	$0.58	$0.75	$1.14
Diluted earnings per share of common stock	0.15	0.57	0.75	1.12
Adjusted basic earnings per share of common stock	0.18	0.73	0.91	1.38
Adjusted diluted earnings per share of common stock	0.18	0.72	0.90	1.35
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The six months ended June 30, 2020 includes $8 million based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The three and six months ended June 30, 2019 includes $7 million and $34 million, respectively, for the approved final Consent Order associated with certain matters at Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(3)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, historical valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(4)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by (used for) operating activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Cash provided by (used for) operating activities	$155	$(38)
Less: Purchases of property, plant, and equipment	(167)	(257)
Free Cash Flows	$(12)	$(295)

The following table sets forth a reconciliation of ROIC to Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, for the periods presented.

	Twelve Months Ended June 30,
(Dollars in millions)	2020	2019
Adjusted EBITDA (1)	$898	$1,321
Less: Depreciation and amortization (1)	(315)	(296)
Adjusted EBIT	$583	$1,025

	As of June 30,
(Dollars in millions)	2020	2019
Total debt	$4,346	$4,208
Total equity	659	829
Less: Cash and cash equivalents	(1,031)	(630)
Invested capital, net	$3,974	$4,407
Average invested capital (2)	$4,116	$3,989

Return on Invested Capital	14%	26%
(1)

Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and six months ended June 30, 2020 and 2019.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2020, we had 21 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $665 million, the fair value of which amounted to $1 million. At December 31, 2019, we had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530 million, the fair value of which amounted to less than $1 million. We recognized net gains of $10 million and $4 million for the three and six months ended June 30, 2020, respectively, and a net gain of $1 million and a net loss of $1 million for the three and six months ended June 30, 2019, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2020, we had 105 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $81 million, the fair value of which amounted to negative $1 million. At December 31, 2019, we had 150 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124 million, the fair value of which amounted to $1 million. We recognized a pre-tax loss of $1 million and a pre-tax gain of $1 million for the three and six months ended June 30, 2020, respectively, and a pre-tax gain of $2 million for the six months ended June 30, 2019 within accumulated other comprehensive loss. For the three and six months ended June 30, 2020, $2 million and $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2019, $3 million and $6 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

Beginning in the second quarter of 2020, we elected to expand our cash flow hedge program and enter into interest rate swaps, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax loss of $3 million for the three and six months ended June 30, 2020 within accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $18 million and $8 million for the three and six months ended June 30, 2020, respectively, and a pre-tax loss of $7 million and a pre-tax gain of $3 million for the three and six months ended June 30, 2019, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of June 30, 2020, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fayetteville, North Carolina

The following actions related to our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are filed in the U.S. District Court for the Eastern District of North Carolina:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D);
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D); and,
•	O’Brien et al. vs. E. I. DuPont de Nemours and Company et al. (5:20-cv-00208-D).

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

A Proposed Consent Agreement and Final Order (“CAFO”) was received from the EPA in January 2020, alleging Clean Air Act (“CAA”) Section 112(r) violations at the LaPorte, Texas site.  The alleged violations are under the CAA’s chemical accident prevention provisions (40 CFR Part 68), and the EPA states that it is seeking a civil penalty of $0.6 million for negotiation purposes.  We are reviewing the draft CAFO and the alleged violations, and will respond to the EPA. At this time, we believe a loss is probable and is currently estimated at $0.1 million.

The Chemours Company

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR”, formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2019, all of them publicly available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”). In December 2018, DCMR imposed a €1 million fine after undertaking waste water tests, which detected low levels of PFOA. DCMR continued taking samples and has imposed three additional fines between January and May 2019, each of which was €0.25 million. We have appealed all the fines, and we believe that we have valid defenses to prevail. We continue to cooperate with all authorities in responding to information requests.

In May 2020, we were notified of an alleged criminal offense related to the Netherlands’ Environmental Management Act and the Working Conditions Decree, regarding the use of PFOA during the pre-spin time period of June 1, 2008 to December 31, 2012. The investigation was initiated in the first quarter of 2016 by a public prosecutor. We believe that the Company has complied with all relevant laws, and we are in contact with the prosecutor.

Louisville, Kentucky

In October 2019, we received a $0.15 million fine from the Federal Rail Administration (“FRA”) based on the results of an investigation of our Antimony Pentachloride railcar shipments, fleet, commodity code accuracy, and condition of valves. We are continuing to investigate this matter and have submitted a response to the FRA in December 2019.

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to the EPA in March 2019, asserting that we have not violated environmental laws. Further discussion related to this matter is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. We also received an NOV in April 2020 from the North Carolina Department of Environmental Quality (“NC DEQ”), alleging an air permit violation under the North Carolina Administrative Code. At this time, management does not believe that a loss is probable related to the matters in these NOVs.

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

Our operational and financial condition may be negatively impacted by the widespread outbreak of any illnesses or communicable diseases, as well as any associated public health crises that may ensue. In December 2019, a novel coronavirus disease (“COVID-19”) was identified in Wuhan, China. COVID-19 has continued to spread globally, including areas in which we operate and sell our products. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, the U.S. has started to see a sizeable resurgence in the number of positively identified infections. While the U.S. epicenter of the COVID-19 pandemic was originally presumed to be in the northeast region of the country, infections have continued to spread throughout the south and mid-west regions of the U.S., leading to health-related concerns in states where we have several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies.

Throughout the first half of 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. As of the filing of this Quarterly Report on Form 10-Q, we continue to experience minimal disruption in our operations and business-related processes. However, due to reduced consumer demand for certain of our customers’ end-products, we have experienced the negative impact of COVID-19 in our results of operations, and we anticipate that this weakened consumer demand will continue to have a negative impact on our financial results. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for further information. We are closely monitoring the effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also closely monitoring the operational and financial impacts of recently introduced restrictive local and national laws and regulations, as well as recommendations set forth by public health organizations and governmental organizations to impede the spread of COVID-19.

The Chemours Company

The extent to which the COVID-19 pandemic will continue to adversely impact our Company depends on currently evolving factors, as well as future developments that we are not able to predict with certainty. Such factors and potential developments may include but are not limited to:

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
•

modifications to our operating footprint driven by potential future developments, such as decreases in consumer demand, geographical spread of the virus, and additional restrictive federal, state, local, and foreign government actions;

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

The Chemours Company

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

As of June 30, 2020, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock, which amounted to $572 million at an average share price of $37.52 per share. There were no share repurchases under the 2018 Share Repurchase Program for the three months ended June 30, 2020. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at June 30, 2020 was $428 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	July 31, 2020

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)