Form 10-Q
period 2020-09-30
Chemours Co
filed 2020-11-04
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 164,495,833 shares of common stock, $0.01 par value, outstanding at October 29, 2020.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,233	$1,390	$3,631	$4,173
Cost of goods sold	976	1,096	2,877	3,260
Gross profit	257	294	754	913
Selling, general, and administrative expense	112	130	347	423
Research and development expense	22	20	67	61
Restructuring, asset-related, and other charges	9	34	37	49
Total other operating expenses	143	184	451	533
Equity in earnings of affiliates	4	9	19	25
Interest expense, net	(53)	(53)	(160)	(156)
Other (expense) income, net	(5)	25	(6)	81
Income before income taxes	60	91	156	330
(Benefit from) provision for income taxes	(16)	15	(44)	65
Net income	76	76	200	265
Net income attributable to Chemours	$76	$76	$200	$265
Per share data
Basic earnings per share of common stock	$0.46	$0.46	$1.22	$1.60
Diluted earnings per share of common stock	0.46	0.46	1.21	1.58

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$60	$16	$76	$91	$(15)	$76
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	(32)	8	(24)	33	(8)	25
Unrealized (loss) gain on cash flow hedge	(2)	—	(2)	5	(1)	4
Reclassifications to net income - cash flow hedge	(1)	—	(1)	(2)	—	(2)
Hedging activities, net	(35)	8	(27)	36	(9)	27
Cumulative translation adjustment	59	—	59	(68)	—	(68)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain	1	—	1	—	—	—
Prior service cost	(1)	—	(1)	—	—	—
Curtailment gain	4	(1)	3	—	—	—
Effect of foreign exchange rates	(3)	—	(3)	9	—	9
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	6	(1)	5
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement loss	1	—	1	3	—	3
Defined benefit plans, net	3	(2)	1	17	(1)	16
Other comprehensive income (loss)	27	6	33	(15)	(10)	(25)
Comprehensive income	87	22	109	76	(25)	51
Comprehensive income attributable to Chemours	$87	$22	$109	$76	$(25)	$51

	Nine Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income	$156	$44	$200	$330	$(65)	$265
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	(40)	10	(30)	36	(9)	27
Unrealized (loss) gain on cash flow hedge	(4)	1	(3)	7	(1)	6
Reclassifications to net income - cash flow hedge	(5)	1	(4)	(8)	1	(7)
Hedging activities, net	(49)	12	(37)	35	(9)	26
Cumulative translation adjustment	(19)	—	(19)	(45)	—	(45)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain (loss)	1	—	1	(3)	—	(3)
Prior service (cost) benefit	(1)	—	(1)	5	—	5
Curtailment gain	4	(1)	3	—	—	—
Effect of foreign exchange rates	(4)	—	(4)	10	—	10
Reclassifications to net income:
Amortization of actuarial loss	6	(1)	5	18	(4)	14
Amortization of prior service gain	(2)	—	(2)	(2)	—	(2)
Settlement loss	1	—	1	4	(1)	3
Defined benefit plans, net	5	(2)	3	32	(5)	27
Other comprehensive (loss) income	(63)	10	(53)	22	(14)	8
Comprehensive income	93	54	147	352	(79)	273
Comprehensive income attributable to Chemours	$93	$54	$147	$352	$(79)	$273

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$956	$943
Accounts and notes receivable, net	572	674
Inventories	993	1,079
Prepaid expenses and other	84	81
Total current assets	2,605	2,777
Property, plant, and equipment	9,391	9,413
Less: Accumulated depreciation	(5,973)	(5,854)
Property, plant, and equipment, net	3,418	3,559
Operating lease right-of-use assets	264	294
Goodwill and other intangible assets, net	169	174
Investments in affiliates	182	162
Other assets	310	292
Total assets	$6,948	$7,258
Liabilities
Current liabilities:
Accounts payable	$701	$923
Short-term and current maturities of long-term debt	32	134
Other accrued liabilities	575	484
Total current liabilities	1,308	1,541
Long-term debt, net	4,063	4,026
Operating lease liabilities	213	245
Deferred income taxes	34	118
Other liabilities	596	633
Total liabilities	6,214	6,563
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 189,772,210 shares issued and 164,452,975 shares outstanding at September 30, 2020; 188,893,478 shares issued and 163,574,243 shares outstanding at December 31, 2019)	2	2
Treasury stock, at cost (25,319,235 shares at September 30, 2020 and December 31, 2019)	(1,072)	(1,072)
Additional paid-in capital	879	859
Retained earnings	1,325	1,249
Accumulated other comprehensive loss	(402)	(349)
Total Chemours stockholders’ equity	732	689
Non-controlling interests	2	6
Total equity	734	695
Total liabilities and equity	$6,948	$7,258

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2019	188,801,201	$2	25,319,235	$(1,072)	$853	$1,571	$(531)	$6	$829
Common stock issued - compensation plans	6,807	—	—	—	—	—	—	—	—
Exercise of stock options, net	3,678	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Net income	—	—	—	—	—	76	—	—	76
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(25)	—	(25)
Balance at September 30, 2019	188,811,686	$2	25,319,235	$(1,072)	$857	$1,606	$(556)	$6	$843

Balance at July 1, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659
Common stock issued - compensation plans	2,578	—	—	—	—	—	—	—	—
Exercise of stock options, net	218,042	—	—	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Net income	—	—	—	—	—	76	—	—	76
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at September 30, 2020	189,772,210	$2	25,319,235	$(1,072)	$879	$1,325	$(402)	$2	$734

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,098,346	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	508,773	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net income	—	—	—	—	—	265	—	—	265
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(124)	—	—	(124)
Other comprehensive income	—	—	—	—	—	—	8	—	8
Balance at September 30, 2019	188,811,686	$2	25,319,235	$(1,072)	$857	$1,606	$(556)	$6	$843

Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	222,207	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	656,525	—	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	200	—	—	200
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(123)	—	—	(123)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Balance at September 30, 2020	189,772,210	$2	25,319,235	$(1,072)	$879	$1,325	$(402)	$2	$734

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$200	$265
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	240	232
Gain on sales of assets and businesses	—	(11)
Equity in earnings of affiliates, net	(16)	(24)
Amortization of debt issuance costs and issue discounts	7	7
Deferred tax benefit	(105)	(17)
Asset-related charges	16	12
Stock-based compensation expense	12	18
Net periodic pension cost	9	4
Defined benefit plan contributions	(17)	(15)
Other operating charges and credits, net	(11)	(2)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	97	32
Inventories and other operating assets	111	(46)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(89)	(205)
Cash provided by operating activities	454	250
Cash flows from investing activities
Purchases of property, plant, and equipment	(214)	(385)
Acquisition of business, net	(10)	(10)
Proceeds from sales of assets and businesses, net	—	7
Proceeds from life insurance policies	—	1
Foreign exchange contract settlements, net	14	—
Cash used for investing activities	(210)	(387)
Cash flows from financing activities
Proceeds from accounts receivable securitization facility	12	125
Proceeds from revolving loan	300	150
Repayments on revolving loan	(300)	(150)
Debt repayments	(140)	(15)
Payments on finance leases	(4)	(2)
Purchases of treasury stock, at cost	—	(322)
Proceeds from exercised stock options, net	9	8
Payments related to tax withholdings on vested stock awards	(2)	(30)
Payments of dividends to the Company's common shareholders	(123)	(124)
Distributions to non-controlling interest shareholders	(4)	—
Cash used for financing activities	(252)	(360)
Effect of exchange rate changes on cash and cash equivalents	21	(10)
Increase (decrease) in cash and cash equivalents	13	(507)
Cash and cash equivalents at January 1,	943	1,201
Cash and cash equivalents at September 30,	$956	$694

Supplemental cash flows information
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$25	$68
Obligations incurred under build-to-suit lease arrangement	—	35
Non-cash financing arrangements	15	11
Deferred payments related to acquisition of business	—	15

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Considerations related to the current novel coronavirus disease (“COVID-19”)

In December 2019, an outbreak of illness caused by COVID-19 was identified in Wuhan, China, and the virus has since continued to spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, certain of these regions have also seen further spread and even resurgences in the number of positively identified infections. Particularly in the Americas and Europe, infections have continued to spread, leading to health-related concerns in regions where the Company has several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies. In consideration of the Company’s global customer base, the rates at which economies across the globe recover or worsen may drive varying levels of end-market demand for the various performance chemicals provided by the Company’s three segments. In turn, the magnitude and duration of the COVID-19 pandemic create significant uncertainties for the Company’s customer demand and financial results and, during the quarter ended September 30, 2020, have caused adverse impacts on the Company’s results of operations.

In response to the macroeconomic uncertainties driven by COVID-19, beginning in the second quarter of 2020, management decided to take certain precautionary measures. On April 8, 2020, the Company drew $300 from its revolving credit facility, which was subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. Management also elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 in tax payments, which are largely expected to be made in the first quarter of 2021. From a cost savings perspective, management implemented a range of actions aimed at reducing costs, inclusive of reducing all discretionary spend, freezing non-critical hiring, delaying external spend wherever possible, reducing structural plant fixed costs, and temporarily reducing base salaries where legally permissible. The temporary base salary reductions were discontinued in September 2020. Management continues to expect that available cash, cash from operations, and existing debt financing arrangements will provide the Company with sufficient liquidity through at least November 2021.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistency of application by clarifying and amending existing guidance. For public entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial position, results of operations, and cash flows.

Recently Adopted Accounting Guidance

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). The amendments in this update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash, which, for the Company, primarily consists of accounts and notes receivable, net. ASU No. 2016-13 requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective transition method, the effect of which was not material to its financial position, results of operations, and cash flows.

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

Note 3. Acquisitions and Divestitures

Acquisition of Southern Ionics Minerals, LLC

In August 2019, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Membership Interest Purchase Agreement to acquire all of the outstanding stock of Southern Ionics Minerals, LLC (“SIM”), a privately-held minerals exploration, mining, and manufacturing company headquartered in Jacksonville, Florida. The aggregate purchase price of $25 included an upfront payment of $10, an additional installment payment of $10, and contingent considerations with an estimated fair value of $5. The additional installment payment of $10 was made during the third quarter of 2020.

The Company’s consolidated financial statements include SIM’s results of operations from August 1, 2019, the date of acquisition. Net sales and net income (loss) attributable to Chemours contributed by SIM during this period were not material to the Company’s or its Titanium Technologies segment’s results of operations.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales by geographic region (1)
North America:
Fluoroproducts	$233	$260	$727	$851
Chemical Solutions	52	87	158	246
Titanium Technologies	203	178	571	550
Total North America	488	525	1,456	1,647
Asia Pacific:
Fluoroproducts	142	173	428	511
Chemical Solutions	4	16	17	47
Titanium Technologies	185	225	539	587
Total Asia Pacific	331	414	984	1,145
Europe, the Middle East, and Africa:
Fluoroproducts	117	151	387	515
Chemical Solutions	6	6	17	15
Titanium Technologies	135	122	382	358
Total Europe, the Middle East, and Africa	258	279	786	888
Latin America (2):
Fluoroproducts	41	52	115	157
Chemical Solutions	26	31	71	96
Titanium Technologies	89	89	219	240
Total Latin America	156	172	405	493
Total net sales	$1,233	$1,390	$3,631	$4,173

Net sales by segment and product group
Fluoroproducts:
Fluorochemicals	$293	$304	$832	$1,028
Fluoropolymers	240	332	825	1,006
Chemical Solutions:
Mining solutions	53	70	150	200
Performance chemicals and intermediates	35	70	113	204
Titanium Technologies:
Titanium dioxide and other minerals	612	614	1,711	1,735
Total net sales	$1,233	$1,390	$3,631	$4,173
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Accounts receivable - trade, net (1)	$523	$602
Deferred revenue	14	15
Customer rebates	60	72
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $6 and $5 at September 30, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2020 were not significant. For the three and nine months ended September 30, 2020, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of September 30, 2020 or December 31, 2019.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2020, Chemours had $47 of remaining performance obligations. The Company expects to recognize approximately 47% of its remaining performance obligations as revenue in 2020, an approximate additional 28% in 2021, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2020 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring and other charges:
Employee separation charges	$3	$17	$18	$15
Decommissioning and other charges	1	5	3	22
Total restructuring and other charges	4	22	21	37
Asset-related charges	5	12	16	12
Total restructuring, asset-related, and other charges	$9	$34	$37	$49

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring and other charges:
Plant and product line closures:
Chemical Solutions	$1	$—	$4	$—
Corporate and Other	—	5	1	18
Total plant and product line closures	1	5	5	18
2017 Restructuring Program:
Fluoroproducts	—	1	—	2
Titanium Technologies	—	—	—	1
Corporate and Other	—	—	(1)	—
Total 2017 Restructuring Program	—	1	(1)	3
2018 Restructuring Program:
Corporate and Other	—	(1)	—	(1)
Total 2018 Restructuring Program	—	(1)	—	(1)
2019 Restructuring Program:
Fluoroproducts	—	7	3	7
Chemical Solutions	—	2	—	2
Titanium Technologies	—	5	—	5
Corporate and Other	—	3	—	3
Total 2019 Restructuring Program	—	17	3	17
2020 Restructuring Program:
Fluoroproducts	1	—	4	—
Chemical Solutions	—	—	1	—
Titanium Technologies	—	—	3	—
Corporate and Other	2	—	6	—
Total 2020 Restructuring Program	3	—	14	—
Total restructuring and other charges	4	22	21	37
Asset-related charges:
Fluoroproducts	5	—	5	—
Chemical Solutions	—	12	7	12
Corporate and Other	—	—	4	—
Total asset-related charges	5	12	16	12
Total restructuring, asset-related, and other charges	$9	$34	$37	$49

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Plant and Product Line Closures and Asset-related Charges

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 and $2 for the three and nine months ended September 30, 2020, respectively, and less than $1 and $1 for the three and nine months ended September 30, 2019, respectively. The Company expects to incur and spend approximately $4 related to additional restructuring charges for similar activities through 2021, all of which relate to Chemical Solutions. As of September 30, 2020, the Company has incurred, in the aggregate, $40 in restructuring charges related to these activities, excluding asset-related charges.

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from DuPont and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $1 for the nine months ended September 30, 2020, and $4 and $18 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities, all of which relate to Corporate and Other. The Company does not currently expect to incur additional charges related to these activities at its Chambers Works site through the end of 2021, and any remaining future charges and cash outflows associated with these activities are not expected to be material.

In the third quarter of 2019, in an effort to improve the profitability of the Company’s Chemical Solutions segment, the Company announced plans to exit its Methylamines and Methylamides business at its Belle, West Virginia manufacturing plant, which culminated in the completed exit and sale of the business in the fourth quarter of 2019. For the three and nine months ended September 30, 2019, the Company recorded accelerated depreciation of $12. Through the fourth quarter of 2019, the Company incurred, in the aggregate, $34 in restructuring charges related to these activities, all of which relate to Chemical Solutions.

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business is not core to the Company’s future strategy, and the decision was made to stop production at the Pascagoula, Mississippi manufacturing plant by the end of 2020. As a result, during the nine months ended September 30, 2020, the Company recorded asset-related charges of $10, which are primarily comprised of $6 for property, plant, and equipment and other asset impairments, as well as $4 for environmental remediation liabilities to be paid over a period of approximately 16 years. The Company also recorded employee separation-related liabilities of $2. In conjunction with this decision, approximately 75 employees will separate from the Company in 2021 and will be subject to our customary involuntary termination benefits. The associated severance payments will also be made in 2021. The Company expects to incur approximately $9 in additional restructuring charges related to decommissioning, dismantling, and other costs in connection with the exit of its Pascagoula site by the end of 2021, all of which relate to Chemical Solutions. The future net cash outflows associated with these exit costs are not expected to be material.

In the third quarter of 2020, in connection with various property, plant, and equipment and other asset impairments, the Company recorded asset-related charges of $5, all of which relate to Fluoroproducts.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $1 and $3 in restructuring-related charges for the three and nine months ended September 30, 2019, respectively.

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

The Company recorded charges for its 2017 Restructuring Program of $1 and $3 for the three and nine months ended September 30, 2019, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at September 30, 2020. The Company has substantially completed all actions related to this program.

2018 Restructuring Program

In the fourth quarter of 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. As of September 30, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25, the majority of which was incurred in the third and fourth quarters of 2019. The Company has completed incurring severance costs for this program. At September 30, 2020 and December 31, 2019, $2 and $14 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021.

2020 Restructuring Program

In the first quarter of 2020, management initiated the first phase of a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. A second phase of this program was initiated in the third quarter of 2020. As of September 30, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $14. The Company has largely completed incurring severance costs for this program. At September 30, 2020, $7 remained as an employee separation-related liability, and the remaining severance payments are expected to be made by the end of 2021.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2020.

	Chemical Solutions Site Closures	2017 Restructuring Program	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2019	$—	$1	$14	$—	$15
Charges (credits) to income	2	(1)	3	14	18
Payments	—	—	(15)	(7)	(22)
Balance at September 30, 2020	$2	$—	$2	$7	$11

At September 30, 2020, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Leasing, contract services, and miscellaneous income (1)	$2	$6	$11	$47
Royalty income (2)	1	6	9	16
Gain on sales of assets and businesses (3)	—	9	—	11
Exchange (losses) gains, net (4)	(9)	5	(28)	2
Non-operating pension and other post-retirement employee benefit income (cost) (5)	1	(1)	2	5
Total other (expense) income, net	$(5)	$25	$(6)	$81
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $1 and $3 for the three and nine months ended September 30, 2020, respectively, and $2 and $38 for the three and nine months ended September 30, 2019, respectively.

(2)	Royalty income for the periods ended September 30, 2020 and 2019 is primarily from technology licensing.
(3)

Gain on sales of assets and businesses for the three and nine months ended September 30, 2019 includes a non-cash gain of $9 recognized in connection with the Company’s sale of its Repauno, New Jersey site.

(4)	Exchange (losses) gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)	Non-operating pension and other post-retirement employee benefit income (cost) represents the components of net periodic pension income (cost), excluding the service cost component.

Note 7. Income Taxes

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

During the third quarter of 2020, the Company recorded an income tax benefit of $11, net, which was related to the filing of its 2019 U.S. federal income tax return. The tax return included the favorable impacts of certain elections and accounting method changes, which were not reflected in the Company’s benefit from income taxes for the year ended December 31, 2019 as they were not yet able to be quantified.

In the United States, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed on March 27, 2020. This legislative relief, as well as other government relief programs, include measures that could impact direct and indirect tax provisions. Management has analyzed the relief in jurisdictions in which the Company operates, and the applicable impacts, which are not material to the Company’s benefit from income taxes for the three and nine months ended September 30, 2020.

During the third quarter of 2020, the U.S. Treasury Department released final and proposed regulations which impact U.S. business interest expense limitations, foreign income inclusion, and foreign tax credits. These regulations will be effective for tax years 2020 or 2021 forward, with the option of applying to tax years 2018 – 2020. The Company has assessed the impact of these regulations, the effect of which is not material to any of its historical or current tax positions.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to Chemours	$76	$76	$200	$265
Denominator:
Weighted-average number of common shares outstanding - basic	164,762,621	163,815,483	164,556,139	165,254,084
Dilutive effect of the Company’s employee compensation plans	1,851,050	1,325,380	1,209,143	2,780,874
Weighted-average number of common shares outstanding - diluted	166,613,671	165,140,863	165,765,282	168,034,958

Basic earnings per share of common stock	$0.46	$0.46	$1.22	$1.60
Diluted earnings per share of common stock	0.46	0.46	1.21	1.58

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average number of stock options	1,676,765	3,195,601	4,607,057	1,893,011

Note 9. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Accounts receivable - trade, net (1,2)	$523	$602
VAT, GST, and other taxes (3)	43	59
Other receivables (4)	6	13
Total accounts and notes receivable, net	$572	$674
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $6 and $5 at September 30, 2020 and December 31, 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

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

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $2 for the three and nine months ended September 30, 2020, and less than $1 and $1 for the three and nine months ended September 30, 2019, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Finished products	$625	$589
Semi-finished products	175	189
Raw materials, stores, and supplies	462	559
Inventories before LIFO adjustment	1,262	1,337
Less: Adjustment of inventories to LIFO basis	(269)	(258)
Total inventories	$993	$1,079

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $639 and $674 (or 51% and 50%, respectively) of inventories before the LIFO adjustments at September 30, 2020 and December 31, 2019, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 11. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Equipment	$7,678	$7,600
Buildings	1,155	1,174
Construction-in-progress	415	493
Land	107	110
Mineral rights	36	36
Property, plant, and equipment	9,391	9,413
Less: Accumulated depreciation	(5,973)	(5,854)
Total property, plant, and equipment, net	$3,418	$3,559

Property, plant, and equipment, net included gross assets under finance leases of $75 and $68 at September 30, 2020 and December 31, 2019, respectively.

Depreciation expense amounted to $77 and $234 for the three and nine months ended September 30, 2020, respectively, and $76 and $226 for the three and nine months ended September 30, 2019, respectively.

Note 12. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $21 and $68 for the three and nine months ended September 30, 2020, respectively, and $40 and $104 for the three and nine months ended September 30, 2019, respectively. Purchases from the Company’s equity method investees amounted to $38 and $107 for the three and nine months ended September 30, 2020, respectively, and $48 and $215 for the three and nine months ended September 30, 2019, respectively. The Company also received less than $1 and $4 in dividends from its equity method investees for the three and nine months ended September 30, 2020, respectively, and $1 and $4 for the three and nine months ended September 30, 2019, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Capitalized repair and maintenance costs	$123	$148
Pension assets (1)	73	59
Deferred income taxes	66	40
Miscellaneous	48	45
Total other assets	$310	$292
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Compensation and other employee-related costs	$71	$52
Employee separation costs (1)	11	15
Accrued litigation (2)	8	10
Environmental remediation (2)	97	74
Asset retirement obligations (3)	13	7
Income taxes	98	65
Customer rebates	60	72
Deferred revenue	9	7
Accrued interest	61	21
Operating lease liabilities	67	66
Miscellaneous (4)	80	95
Total other accrued liabilities	$575	$484
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 5 – Restructuring, Asset-related, and Other Charges”.

(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 17 – Commitments and Contingent Liabilities”.
(3)	Represents the current portion of asset retirement obligations, which are discussed further in “Note 16 – Other Liabilities”.
(4)	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, derivative instruments, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Debt

The following table sets forth the components of the Company’s debt at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$878	$884
Tranche B-2 euro term loan due April 2025 (€341 at September 30, 2020 and €344 at December 31, 2019)	397	383
Senior unsecured notes:
6.625% due May 2023	908	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at September 30, 2020 and December 31, 2019)	524	501
5.375% due May 2027	500	500
Securitization Facility	—	110
Finance lease liabilities	63	59
Financing obligation (1)	94	95
Other	13	6
Total debt	4,127	4,196
Less: Unamortized issue discounts	(7)	(8)
Less: Unamortized debt issuance costs	(25)	(28)
Less: Short-term and current maturities of long-term debt	(32)	(134)
Total long-term debt, net	$4,063	$4,026

(1)

At September 30, 2020 and December 31, 2019, financing obligation includes $94 and $95, respectively, in connection with the financed portion of the Company’s research and development facility on the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). The Company made term loan payments of $3 and $10 for the three and nine months ended September 30, 2020 and 2019, respectively. On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility. During the third quarter of 2020, based on the Company’s liquidity position, the Company repaid $200 and $100 of the outstanding borrowings on August 28, 2020 and September 17, 2020, respectively. During the third quarter of 2019, the Company repaid $150 of outstanding borrowings under its Revolving Credit Facility, which was drawn during the second quarter of 2019 for general corporate purposes. No borrowings were outstanding under the Revolving Credit Facility at September 30, 2020 and December 31, 2019. Chemours also had $98 and $103 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, the effective interest rates on the class of term loans denominated in U.S. dollars and the class of term loans denominated in euros were 1.9% and 2.5%, respectively. Also, at September 30, 2020, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

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

Pursuant to the Amended Purchase Agreement, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. As a result, on March 9, 2020, the Company repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 for the three months ended March 31, 2020, and sold $125 of its receivables to the bank. These sales were transacted at 100% of the face value of the relevant receivables, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed $125, which is the aggregate purchase limit. For the three and nine months ended September 30, 2020, the Company received $289 and $646, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $292 and $646, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $70 at September 30, 2020. During the three and nine months ended September 30, 2020, the Company incurred less than $1 and $1, respectively, of servicing and other fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the third quarter of 2020, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $15. During the three months ended September 30, 2020, the Company made payments of $2, and the remaining $13 is to be paid within the next twelve months. During the third quarter of 2019, the Company entered into a similar financing arrangement for $11, of which $6 remained outstanding at December 31, 2019. The Company repaid all remaining borrowings under its 2019 financing arrangement by June 30, 2020.

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

The following table sets forth the Company’s contractual senior debt principal maturities for the next five years and thereafter.

Remainder of 2020	$3
2021	13
2022	13
2023	921
2024	13
Thereafter	2,994
Total principal maturities on debt	$3,957

The Company’s senior secured terms loans due April 2025 are subject to a springing maturity in the event that its 6.625% senior unsecured notes due May 2023 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of borrowings under the Securitization Facility approximate fair value based on the facility’s short-term nature and maturity.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$878	$850	$884	$865
Tranche B-2 euro term loan due April 2025 (€341 at September 30, 2020 and €344 at December 31, 2019)	397	385	383	378
Senior unsecured notes:
6.625% due May 2023	908	921	908	917
7.000% due May 2025	750	761	750	755
4.000% due May 2026 (€450 at September 30, 2020 and December 31, 2019)	524	503	501	455
5.375% due May 2027	500	499	500	450
Securitization Facility	—	—	110	110
Total senior debt	3,957	$3,919	4,036	$3,930
Less: Unamortized issue discounts	(7)		(8)
Less: Unamortized debt issuance costs	(25)		(28)
Total senior debt, net	$3,925		$4,000

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Employee-related costs (1)	$107	$113
Accrued litigation (2)	51	50
Environmental remediation (2)	301	332
Asset retirement obligations (3)	59	69
Deferred revenue	5	8
Miscellaneous (4)	73	61
Total other liabilities	$596	$633
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation and environmental remediation, which are discussed further in “Note 17 – Commitments and Contingent Liabilities”.
(3)

Represents the long-term portion of asset retirement obligations, which totaled $72 and $76 when combined with the current portion at September 30, 2020 and December 31, 2019, respectively, as disclosed in “Note 14 – Other Accrued Liabilities”. The nine months ended September 30, 2020 are inclusive of $15 of liabilities incurred during the period, as well as $20 of reduction in estimated cash outflows. Liabilities settled in the current period and accretion expense are not material.

(4)	Miscellaneous primarily includes an accrued indemnification liability of $40 and $41 at September 30, 2020 and December 31, 2019, respectively.

Note 17. Commitments and Contingent Liabilities

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

The following table sets forth the components of the Company’s accrued litigation at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Asbestos	$34	$34
PFOA	21	20
All other matters	4	6
Total accrued litigation	$59	$60

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2020 and December 31, 2019.

	Balance Sheet Location	September 30, 2020	December 31, 2019
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$8	$10
Long-term accrued litigation	Other liabilities (Note 16)	51	50
Total accrued litigation		$59	$60

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 17 – Commitments and Contingent Liabilities”.

Asbestos

In the Separation, DuPont assigned its asbestos docket to Chemours. At September 30, 2020 and December 31, 2019, there were approximately 1,100 lawsuits pending against DuPont alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by DuPont employees or household members of contractors or DuPont employees. Finally, certain lawsuits allege personal injury as a result of exposure to DuPont products.

At September 30, 2020 and December 31, 2019, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, DuPont assigned its benzene docket to Chemours. At September 30, 2020 and December 31, 2019, there were 18 and 16 cases pending against DuPont alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at DuPont sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture DuPont products such as paints, thinners, and reducers.

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

At September 30, 2020 and December 31, 2019, Chemours maintained accruals of $21 and $20, respectively, related to PFOA matters under the Leach Settlement, DuPont’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, DuPont is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of September 30, 2020, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, DuPont must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $21 and $20 was accrued for these matters at September 30, 2020 and December 31, 2019, respectively.

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

While all MDL lawsuits were dismissed or resolved through the MDL Settlement, the MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Since the resolution of the MDL, approximately 82 personal injury cases have been filed and are pending in West Virginia or Ohio courts alleging status as a Leach class member. These cases are consolidated before the MDL court. A six-plaintiff trial involving kidney cancer matters previously set for June 2020 has been delayed due to COVID-19.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured aqueous film forming foam (“AFFF”). DuPont and Chemours have been named in approximately 800 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, and North Carolina have filed lawsuits against defendants, including DuPont and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources. The lawsuits include counts for fraudulent transfer.

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

In February 2018, the New Jersey-American Water Company, Inc. (“NJAW”) filed suit against DuPont and Chemours in New Jersey federal court alleging that discharges in violation of the New Jersey Spill Compensation and Control Act (“Spill Act”) were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees. In October 2020, this matter was transferred to the AFFF MDL.

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

Since August 2019, eight Long Island water suppliers have filed lawsuits in New York federal court against defendants including DuPont and Chemours regarding alleged PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass, and fraudulent transfer.  Plaintiffs seek declaratory and injunctive relief, as well as compensatory and punitive damages.

Since November 2019, two lawsuits representing approximately 35 residents have been filed against DuPont, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. Plaintiffs have claims including medical monitoring, property value diminution, trespass, and punitive damages. The lawsuits are pending in New Jersey federal court.

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

In July and August 2020, lawsuits were filed in New Jersey federal court by parents of two adult children alleging that exposure to PFAS, including pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Plaintiffs claim compensatory and punitive damages.

In September 2020, the Golden State Water Company filed a lawsuit in California federal court against several defendants, including DuPont and Chemours, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The complaint alleges products liability, negligence, nuisance, trespass, and fraudulent transfer. Plaintiff seeks injunctive relief, as well as compensatory and punitive damages.

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

In August 2020, a Second Amended Complaint was filed in each matter, adding fraudulent transfer and other claims against DuPont SP USA, Corteva, Inc., and DuPont de Nemours, Inc. For the Salem County matter, NJDEP added claims relating to failure to comply with state directives, including the state-wide PFAS Directive.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against DuPont by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for DuPont environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, DuPont assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

Commencing in July 2020, follow-on derivative lawsuits were filed by individual shareholders in Delaware courts against Chemours, its directors, and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims.

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

In August 2017, a lawsuit was filed by several residents of Durango, Mexico against the government authority involved in granting the Company’s environmental permit for the aforementioned facility. Construction was not suspended in this matter, and the defendants and the Company have responded to the complaint. In October 2020, an Administrative Federal Tribunal in Mexico City, Mexico nullified the existing environmental permit and requested its amendment, including details regarding the handling, storage, and offloading of ammonia at the Company’s facility. The Company will file an appeal and follow an administrative procedure to resolve this matter.

At September 30, 2020, the Company had $145 of long-lived assets under construction at the facility, $10 of other related prepaid costs, and $51 of the Company’s goodwill assigned to the Mining Solutions reporting unit. Management believes these amounts are recoverable as of September 30, 2020.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at September 30, 2020 and December 31, 2019 for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	September 30, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$19	$20
East Chicago, Indiana	14	17
Fayetteville Works, Fayetteville, North Carolina	199	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	111	112
Total environmental remediation	$398	$406

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at September 30, 2020 and December 31, 2019.

	Balance Sheet Location	September 30, 2020	December 31, 2019
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 14)	$97	$74
Long-term environmental remediation	Other liabilities (Note 16)	301	332
Total environmental remediation		$398	$406

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify DuPont pursuant to the Separation-related agreements, Chemours, through DuPont, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $560 above the amount accrued at September 30, 2020.

Chemours incurred environmental remediation expenses of $14 and $53 for the three and nine months ended September 30, 2020, respectively, and $10 and $60 for the three and nine months ended September 30, 2019, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2020, NC DEQ, CFRW, and the Company reached agreement on the terms of an addendum to the CO (the “Addendum”), which includes specified remedial measures and defined timelines for reducing PFAS loadings from Fayetteville to the Cape Fear River. The Addendum also includes stipulated financial penalties, inclusive of daily and weekly fines for untimeliness in meeting deadlines for construction, installation and other requirements, as well as intermittent performance-based fines for noncompliance in meeting PFAS loading reduction requirements and removal efficiency targets. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020. A Motion to Intervene filed by Cape Fear Public Utility Authority was denied.

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
On-site remediation	$142	$155
Off-site groundwater remediation	57	46
Total accrued liabilities	$199	$201

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville and their balance sheet locations at September 30, 2020 and December 31, 2019.

	Balance Sheet Location	September 30, 2020	December 31, 2019
Current accrued liabilities	Other accrued liabilities (Note 14)	$39	$20
Long-term accrued liabilities	Other liabilities (Note 16)	160	181
Total accrued liabilities		$199	$201

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. For the three and nine months ended September 30, 2020, the Company accrued $9 and $27, respectively, for off-site groundwater testing and water treatment system installations at additional qualifying properties in the vicinity surrounding Fayetteville. The amounts accrued during the three and nine months ended September 30, 2020 are net of $3 and $7, respectively, of changes in estimates related to the cost of installing, maintaining, and monitoring certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. Chemours resumed residential sampling and installation of water treatment systems in June 2020. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $57 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years.

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

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ made the CAP available for public review and comment until April 6, 2020, and the Company is awaiting formal response to the CAP from NC DEQ following the conclusion of the public comment period. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and represents our agreement with the NC DEQ and CFRW regarding specified remedial measures and defined timelines to reduce PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. Detailed engineering and design work has commenced with NC DEQ approval of permit applications anticipated in August 2021, as well as two stages of design approval anticipated in August 2021 and March 2022.

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum. The actual cost of a permanent on-site groundwater treatment system primarily depends on the determination of certain significant design details, notably the actual barrier wall installation method (i.e., slurry wall vs. steel sheets), configuration of extraction wells, and extraction rates.

Accordingly, during the third quarter of 2020, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, there were no changes to the estimated on-site remediation liability. The Company has accrued $142 related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs. With respect to the Addendum, at this time, the Company believes that payment of any of the stipulated financial penalties for untimeliness or noncompliance is remote.

It is possible that issues relating to site discharges in various transport pathways, the selection of remediation alternatives to achieve PFAS loading reductions, or the operating effectiveness of the TO could result in further litigation and/or regulatory demands with regards to Fayetteville, including potential permit modifications or penalties under the CO and the Addendum. It is also possible that, as additional data is collected on the transport pathways and dialogue continues with NC DEQ and other stakeholders, the type or extent of remediation actions required to achieve the objectives committed to in the CO may change (increase or decrease) or remediation activities could be delayed. If such issues arise, or if the CO is further amended, an additional loss is reasonably possible, but not estimable at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other matters related to Fayetteville

An NOV was received from the EPA in February 2019, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of September 30, 2020, management does not believe that a loss is probable.

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

In addition to natural resource damages matter filed by the State of North Carolina (as discussed within the “PFAS” section of this “Note 17 – Commitments and Contingent Liabilities”), in September 2020, three additional lawsuits were filed in North Carolina state court against Chemours and DuPont, as well as other defendants. One of the lawsuits is a putative class action on behalf of residents who are served by the Cape Fear Public Water utility, alleges negligence, nuisance, and other claims related to the release of perfluorinated compounds from Fayetteville, and seeks compensatory and punitive damages and medical monitoring. The other two lawsuits were filed on behalf of individuals residing near Fayetteville and allege negligence, nuisance, and other claims related to the release of perfluorinated compounds. The individuals seek compensatory property damages, punitive damages, and, in some cases, medical monitoring. All three lawsuits allege fraudulent transfer against DuPont and other DuPont entities, but not against Chemours. In October 2020, the cases were removed to federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $3 and $12 for the three and nine months ended September 30, 2020, respectively, and $4 and $18 for the three and nine months ended September 30, 2019, respectively.

Stock Options

During the nine months ended September 30, 2020, Chemours granted approximately 2,780,000 non-qualified stock options to certain of its employees, of which 2,750,000 non-qualified stock options were granted in the first quarter of 2020. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards that were granted during the nine months ended September 30, 2020.

Nine Months Ended September 30, 2020
Risk-free interest rate	0.94%
Expected term (years)	6.00
Volatility	53.18%
Dividend yield	6.93%
Fair value per stock option	$3.74

The Company recorded $1 and $8 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2020, respectively, and $2 and $8 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, approximately 7,870,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2020, Chemours granted approximately 530,000 restricted stock units (“RSUs”) to certain of its employees. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $1 and $5 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2020, respectively, and $1 and $5 for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, approximately 1,110,000 RSUs remained non-vested.

Performance Share Units

During the nine months ended September 30, 2020, Chemours granted approximately 540,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded stock-based compensation expense of $1 and reductions of stock-based compensation of $1 specific to its PSUs for the three and nine months ended September 30, 2020, respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded less than $1 and $5 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2019, respectively. At September 30, 2020, approximately 850,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in The Chemours Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. During the first and third quarters of 2020, the Company executed open market transactions to purchase its common stock on behalf of ESPP participants. Total purchases amounted to less than $1 and $1 for the three and nine months ended September 30, 2020, respectively, which approximated 105,000 shares of Chemours’ common stock purchased during the nine months ended September 30, 2020.

Note 19. Financial Instruments

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2020, the Company had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $528, and an average maturity of one month. At December 31, 2019, the Company had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530, and an average maturity of one month. Chemours recognized net gains of $10 and $14 for the three and nine months ended September 30, 2020, respectively, and net gains of $1 and less than $1 for the three and nine months ended September 30, 2019, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2020, the Company had 117 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $86, and an average maturity of five months. At December 31, 2019, the Company had 150 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124, and an average maturity of five months. Chemours recognized pre-tax losses of $2 and $1 for the three and nine months ended September 30, 2020, respectively, and pre-tax gains of $5 and $7 for the three and nine months ended September 30, 2019, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, $1 and $5 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2019, $2 and $8 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $3 of net loss from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

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

At September 30, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized pre-tax losses of less than $1 and $3 for the three and nine months ended September 30, 2020, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, less than $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $1 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $32 and $40 for the three and nine months ended September 30, 2020, respectively, and pre-tax gains of $33 and $36 for the three and nine months ended September 30, 2019, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2020 and 2019.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2020 and December 31, 2019.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2020	December 31, 2019
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 9)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 9)	—	1
Total asset derivatives		$—	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	2	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 14)	3	—
Total liability derivatives		$5	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2020 and 2019.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$10	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(2)
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(32)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	5
Euro-denominated debt designated as a net investment hedge	—	—	—	33

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$14	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	—	(40)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	8	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	—	36

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$(4)	$(3)	$(11)	$(9)
Interest cost	(2)	(4)	(6)	(13)
Expected return on plan assets	4	12	12	38
Amortization of actuarial loss	(2)	(6)	(6)	(18)
Amortization of prior service gain	1	1	2	2
Settlement loss	(1)	(3)	(1)	(4)
Curtailment gain	1	—	1	—
Total net periodic pension cost	$(3)	$(3)	$(9)	$(4)

Net gain (loss)	$1	$—	$1	$(3)
Prior service (cost) benefit	(1)	—	(1)	5
Amortization of actuarial loss	2	6	6	18
Amortization of prior service gain	(1)	(1)	(2)	(2)
Settlement loss	1	3	1	4
Curtailment gain	4	—	4	—
Effect of foreign exchange rates	(3)	9	(4)	10
Benefit recognized in other comprehensive income	3	17	5	32
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$—	$14	$(4)	$28

The Company made cash contributions of $3 and $17 to its defined benefit pension plans during the three and nine months ended September 30, 2020, respectively, and $2 and $15 for the three and nine months ended September 30, 2019, respectively, and expects to make additional cash contributions of $2 to its defined benefit pension plans during the remainder of 2020. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019.

Three Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2020
Net sales to external customers	$533	$88	$612	$1,233
Adjusted EBITDA	112	12	129	253
Depreciation and amortization	35	6	32	73

2019
Net sales to external customers	$636	$140	$614	$1,390
Adjusted EBITDA	122	23	137	282
Depreciation and amortization	34	5	30	69

Nine Months Ended September 30,	Fluoroproducts	Chemical Solutions	Titanium Technologies	Segment Total
2020
Net sales to external customers	$1,657	$263	$1,711	$3,631
Adjusted EBITDA	350	45	361	756
Depreciation and amortization	106	16	95	217

2019
Net sales to external customers	$2,034	$404	$1,735	$4,173
Adjusted EBITDA	461	55	390	906
Depreciation and amortization	100	18	90	208

Corporate and Other depreciation and amortization expense amounted to $6 and $23 for the three and nine months ended September 30, 2020, respectively, and $8 and $24 for the three and nine months ended September 30, 2019, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income before income taxes for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$253	$282	$756	$906
Corporate and Other Adjusted EBITDA	(43)	(34)	(123)	(113)
Interest expense, net	(53)	(53)	(160)	(156)
Depreciation and amortization	(79)	(78)	(240)	(232)
Non-operating pension and other post-retirement employee benefit income (cost)	1	(1)	2	5
Exchange (losses) gains, net	(9)	5	(28)	2
Restructuring, asset-related, and other charges (1)	(9)	(34)	(37)	(49)
Gain on sales of assets and businesses (2)	—	9	—	11
Transaction costs	—	—	(2)	(1)
Legal and environmental charges (3)	(1)	(5)	(12)	(43)
Income before income taxes	$60	$91	$156	$330
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges”.
(2)	For the three and nine months ended September 30, 2019, the Company recognized a non-cash gain of $9 related to the sale of its Repauno, New Jersey Site.
(3)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The nine months ended September 30, 2020 includes $8 based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The three and nine months ended September 30, 2019 include $2 and $36, respectively, for the approved final Consent Order associated with certain matters at Fayetteville. See “Note 17 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in nearly 50 million confirmed infections, over one million deaths, and continues to spread throughout the world. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact our supply chain effectiveness and efficiencies, our manufacturing operations, customer demand for our products, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the United States, we continue to experience minimal disruption in our operations and business-related processes. We have taken a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. Due to reduced consumer demand for certain of our customers’ end-products, however, we have experienced the negative impact of COVID-19 in our results of operations, and while certain markets and regions have started to exhibit early stages of market recovery, we anticipate that weakened consumer demand will continue to have a negative impact on our financial results. Refer to the “Segment Reviews” and “2020 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are enumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in this Quarterly Report on Form 10-Q.

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. As a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility on April 8, 2020, which we subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. We also elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments. We continue to anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least November 2021. Additionally, we continue to engage in scenario planning, and, as further discussed in the “2020 Outlook” and “Liquidity and Capital Resources” sections of this MD&A, we have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity, including exercising careful discretion in our near-term operating and capital spending decisions. We will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales	$1,233	$1,390	$3,631	$4,173
Cost of goods sold	976	1,096	2,877	3,260
Gross profit	257	294	754	913
Selling, general, and administrative expense	112	130	347	423
Research and development expense	22	20	67	61
Restructuring, asset-related, and other charges	9	34	37	49
Total other operating expenses	143	184	451	533
Equity in earnings of affiliates	4	9	19	25
Interest expense, net	(53)	(53)	(160)	(156)
Other (expense) income, net	(5)	25	(6)	81
Income before income taxes	60	91	156	330
(Benefit from) provision for income taxes	(16)	15	(44)	65
Net income	76	76	200	265
Net income attributable to Chemours	$76	$76	$200	$265
Per share data
Basic earnings per share of common stock	$0.46	$0.46	$1.22	$1.60
Diluted earnings per share of common stock	0.46	0.46	1.21	1.58

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2020, compared with the same periods in 2019.

Change in net sales from prior period	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Price	(5)%	(5)%
Volume	(4)%	(6)%
Currency	—%	—%
Portfolio	(2)%	(2)%
Total change in net sales	(11)%	(13)%

Our net sales decreased by $157 million (or 11%) to $1.2 billion for the three months ended September 30, 2020, compared with net sales of $1.4 billion for the same period in 2019. The components of the decrease in our net sales by segment for the three months ended September 30, 2020 were as follows: in our Fluoroproducts segment, price declined 5% and volume was down 11%; in our Chemical Solutions segment, price declined 5%, volume was down 13%, and portfolio change led to a 19% decrease; and, in our Titanium Technologies segment, price declined 5% and volume was up 4%. Favorable currency movements also added a 1% tailwind to net sales in our Titanium Technologies segment.

Our net sales decreased by $542 million (or 13%) to $3.6 billion for the nine months ended September 30, 2020, compared with net sales of $4.2 billion for the same period in 2019. The components of the decrease in our net sales by segment for the nine months ended September 30, 2020 were as follows: in our Fluoroproducts segment, price declined 4% and volume was down 14%; in our Chemical Solutions segment, price declined 4%, volume was down 12%, and portfolio change led to a 19% decrease; and, in our Titanium Technologies segment, price declined 6% and volume was up 5%. Unfavorable currency movements also added a 1% headwind to net sales in our Fluoroproducts segment.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $120 million (or 11%) and $383 million (or 12%) to $1.0 billion and $2.9 billion for the three and nine months ended September 30, 2020, respectively, compared with COGS of $1.1 billion and $3.3 billion for the same periods in 2019. The decreases in our COGS for the three and nine months ended September 30, 2020 were primarily attributable to lower net sales, as well as lower distribution, freight, and logistics expenses. In comparison with the prior year, we also did not incur costs during the nine months ended September 30, 2020 in connection with unplanned outages at certain of our operating facilities, or costs associated with the start-up of our OpteonTM refrigerants facility in Corpus Christi, Texas. Our previous exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility also contributed to the reduction in COGS. These comparative reductions in COGS were partially offset by costs incurred in conjunction with the temporary idling of certain of our production lines during the second and third quarters of 2020 due to reduced customer demand.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $18 million (or 14%) and $76 million (or 18%) to $112 million and $347 million for the three and nine months ended September 30, 2020, respectively, compared with SG&A expense of $130 million and $423 million for the same periods in 2019. The decreases in our SG&A expense for the three and nine months ended September 30, 2020 were primarily attributable to our cost reductions and our cost savings initiatives in response to the COVID-19 pandemic as further discussed in the “2020 Outlook” section of this MD&A.

Research and Development Expense

Our research and development expense increased by $2 million (or 10%) and $6 million (or 10%) to $22 million and $67 million for the three and nine months ended September 30, 2020, respectively, compared with research and development expense of $20 million and $61 million for the same periods in 2019. The increases in our research and development expense for the three and nine months ended September 30, 2020 were primarily attributable to real estate costs associated with our research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $25 million (or 74%) and $12 million (or 24%) to $9 million and $37 million for the three and nine months ended September 30, 2020, respectively, compared with restructuring, asset-related, and other charges of $34 million and $49 million for the same periods in 2019. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2020 were primarily attributable to $3 million and $16 million, respectively, of net charges incurred in connection with employee-related separation liabilities under our recent restructuring programs. We also incurred $5 million of asset-related charges during the three and nine months ended September 30, 2020 in connection with various property, plant, and equipment and other asset impairments in our Fluoroproducts segment, as well as $12 million of charges during the nine months ended September 30, 2020 in connection with our decision announced in the second quarter of 2020 to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant by the end of 2020. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2019 were primarily attributable to $12 million of charges incurred in connection with our decision to exit the Methylamines and Methylamides business at our Belle, West Virginia manufacturing plant, as well as $17 million incurred in connection with our 2019 Restructuring Program. We also incurred $4 million and $18 million, respectively, of decommissioning and dismantling-related charges associated with the demolition and removal of certain unused buildings at our Chambers Works site in Deepwater, New Jersey.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $5 million (or 56%) and $6 million (or 24%) to $4 million and $19 million for the three and nine months ended September 30, 2020, respectively, compared with equity in earnings of affiliates of $9 million and $25 million for the same periods in 2019. The decreases in our equity in earnings of affiliates for the three and nine months ended September 30, 2020 were primarily attributable to our reduced demand for our investees’ products and the negative impacts of COVID-19 on end-market demand.

The Chemours Company

Interest Expense, Net

Our interest expense, net was largely unchanged at $53 million and $160 million for the three and nine months ended September 30, 2020, respectively, compared with interest expense, net of $53 million and $156 million for the same periods in 2019.

Other Income (Expense), Net

Our other income (expense), net decreased by $30 million and $87 million to other expense, net of $5 million and $6 million for the three and nine months ended September 30, 2020, respectively, compared with other income, net of $25 million and $81 million for the same periods in 2019. The decreases in our other income, net were primarily attributable to unfavorable changes in net exchange gains and losses of $14 million and $30 million during the three and nine months ended September 30, 2020, respectively, driven by unfavorable movements in several foreign currencies, primarily the strengthening of the euro against the U.S. dollar, partially offset by our foreign currency forward contracts. Decreases in our leasing, contract services, and miscellaneous income further contributed to the decrease in our other income, net, driven by $1 million and $35 million lower European Union (“EU”) fluorinated greenhouse gas (“F-Gas”) quota authorization sales during the three and nine months ended September 30, 2020, respectively. We also recognized a non-cash gain of $9 million in the third quarter of 2019 in connection with the sale of our Repauno, New Jersey site.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $16 million and a provision for income taxes of $15 million for the three months ended September 30, 2020 and 2019, respectively, which represented effective tax rates of negative 27% and 16%, respectively. The $31 million decrease in our provision for income taxes for the three months ended September 30, 2020 was primarily attributable to decreased profitability and changes to our geographic mix of earnings, as well as an income tax benefit of $11 million, net, related to the favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return. Such elections and accounting method changes were not reflected in our benefit from income taxes for the year ended December 31, 2019, as they were not yet able to be quantified.

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $44 million and a provision for income taxes of $65 million for the nine months ended September 30, 2020 and 2019, respectively, which represented effective tax rates of negative 28% and 20%, respectively. The $109 million decrease in our provision for income taxes for the nine months ended September 30, 2020 was primarily attributable to decreased profitability, changes to our geographic mix of earnings, and $8 million of additional income tax expense recorded in the second quarter of 2019 associated with the recognition of a valuation allowance on the deferred tax assets of a certain foreign subsidiary. We also recorded an income tax benefit of $18 million in the first quarter of 2020, which was related to the United States Internal Revenue Service acceptance of a non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. We also recorded an income tax benefit of $11 million, net, in the third quarter of 2020, related to the aforementioned favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return. Our benefit from income taxes was partially offset by $8 million of lower income tax benefits related to share-based payments.

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

A reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2020 and 2019 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Fluoroproducts	$112	$122	$350	$461
Chemical Solutions	12	23	45	55
Titanium Technologies	129	137	361	390
Corporate and Other	(43)	(34)	(123)	(113)
Total Adjusted EBITDA	$210	$248	$633	$793

The Chemours Company

Fluoroproducts

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Fluoroproducts segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$533	$636	$1,657	$2,034
Adjusted EBITDA	112	122	350	461
Adjusted EBITDA margin	21%	19%	21%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Fluoroproducts segment’s net sales for the three and nine months ended September 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Price	(5)%	(4)%
Volume	(11)%	(14)%
Currency	—%	(1)%
Portfolio	—%	—%
Total change in segment net sales	(16)%	(19)%

Segment Net Sales

Our Fluoroproducts segment’s net sales decreased by $103 million (or 16%) to $533 million for the three months ended September 30, 2020, compared with segment net sales of $636 million for the same period in 2019. The decrease in segment net sales for the three months ended September 30, 2020 was primarily attributable to decreases in volume and price of 11% and 5%, respectively. Volumes declined due to the lagged negative impacts of COVID-19 on demand for fluoropolymers products, as lower end-market demand experienced by our customers in the second quarter of 2020 drove a reduction in our customers’ demand for fluoropolymers products in the third quarter of 2020. The negative impact of demand weakness for fluoropolymers products was partially offset as the early stages of market recovery led to increased customer demand for our refrigerants, particularly in the automotive sector as original equipment manufacturers (“OEM”) continued to improve their operating rates following their shutdowns in the first and second quarters of 2020. Prices declined during the three months ended September 30, 2020, driven by our composition of product and customer mix, as well as contractual price adjustments for refrigerants and market weakness in certain geographies.

Our Fluoroproducts segment’s net sales decreased by $377 million (or 19%) to $1.7 billion for the nine months ended September 30, 2020, compared with segment net sales of $2.0 billion for the same period in 2019. The decrease in segment net sales for the nine months ended September 30, 2020 was primarily attributable to decreases in volume and price of 14% and 4%, respectively. Volumes declined due to lower global customer demand for our refrigerants and fluoropolymers, as initial softness in the automotive and other global end-markets was compounded by the negative impact of COVID-19 on end-market demand from our customers across several market sectors. Prices declined during the nine months ended September 30, 2020, driven by our composition of product and customer mix, as well as contractual price adjustments for refrigerants and market weakness in certain geographies. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the nine months ended September 30, 2020.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2020, segment Adjusted EBITDA decreased by $10 million (or 8%) to $112 million and Adjusted EBITDA margin increased by approximately 200 basis points to 21%, compared with segment Adjusted EBITDA of $122 million and Adjusted EBITDA margin of 19% for the same period in 2019. For the nine months ended September 30, 2020, segment Adjusted EBITDA decreased by $111 million (or 24%) to $350 million and Adjusted EBITDA margin decreased by approximately 200 basis points to 21%, compared with segment Adjusted EBITDA of $461 million and Adjusted EBITDA margin of 23% for the same period in 2019. These changes in earnings were primarily attributable to the aforementioned decreases in the volume and price and unfavorable currency movements in the segment’s net sales. We also incurred costs associated with the temporary idling of certain of our production lines during the second and third quarters of 2020 due to reduced customer demand. Additionally, for the nine months ended September 30, 2020, our EU F-gas quota authorization sales decreased by $35 million when compared with the nine months ended September 30, 2019. The aforementioned decreases to segment Adjusted EBITDA and Adjusted EBITDA margin during the three and nine months ended September 30, 2020 were partially offset, and, in the instance of Adjusted EBITDA margin for the three months ended September 30, 2020, more than offset, by enhanced operational performance at certain of our operating facilities, cost savings associated with the ramp-up of production at our OpteonTM refrigerants facility in Corpus Christi, Texas, and structural cost reductions.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$88	$140	$263	$404
Adjusted EBITDA	12	23	45	55
Adjusted EBITDA margin	14%	16%	17%	14%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three and nine months ended September 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Price	(5)%	(4)%
Volume	(13)%	(12)%
Currency	—%	—%
Portfolio	(19)%	(19)%
Total change in segment net sales	(37)%	(35)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $52 million (or 37%) to $88 million for the three months ended September 30, 2020, compared with segment net sales of $140 million for the same period in 2019. The decrease in segment net sales for the three months ended September 30, 2020 was attributable to portfolio change, which drove a 19% decline in net sales following our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 13%, driven by the continued adverse impacts of the COVID-19 pandemic on the operations of several mining customers and overall end-market demand. Average prices decreased 5%, driven by market dynamics compared with the prior year quarter.

Our Chemical Solutions segment’s net sales decreased by $141 million (or 35%) to $263 million for the nine months ended September 30, 2020, compared with segment net sales of $404 million for the same period in 2019. The decrease in segment net sales for the nine months ended September 30, 2020 was attributable to portfolio change, which drove a 19% decline in net sales following our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 12%, driven by the adverse impacts of the COVID-19 pandemic on the operations of several mining customers and overall end-market demand. Average prices decreased 4%, driven by market dynamics compared with the nine months ended September 30, 2019.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2020, segment Adjusted EBITDA decreased by $11 million (or 48%) to $12 million and Adjusted EBITDA margin decreased by approximately 200 basis points to 14%, compared with segment Adjusted EBITDA of $23 million and Adjusted EBITDA margin of 16% for the same period in 2019. For the nine months ended September 30, 2020, segment Adjusted EBITDA decreased by $10 million (or 18%) to $45 million and Adjusted EBITDA margin increased by approximately 300 basis points to 17%, compared with segment Adjusted EBITDA of $55 million and Adjusted EBITDA margin of 14% for the same period in 2019. These changes in earnings were primarily attributable to the aforementioned decreases in segment net sales, as well as licensing income recognized in the third quarter of 2019 that did not recur in the third quarter of 2020. The aforementioned decreases to segment Adjusted EBITDA and Adjusted EBITDA margin were partially offset, and, in the instance of Adjusted EBITDA margin for the nine months ended September 30, 2020, more than offset, by the cost savings associated with our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Segment net sales	$612	$614	$1,711	$1,735
Adjusted EBITDA	129	137	361	390
Adjusted EBITDA margin	21%	22%	21%	22%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2020, compared with the same periods in 2019.

Change in segment net sales from prior period	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Price	(5)%	(6)%
Volume	4%	5%
Currency	1%	—%
Portfolio	—%	—%
Total change in segment net sales	—%	(1)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $2 million (or less than 1%) to $612 million for the three months ended September 30, 2020, compared with segment net sales of $614 million for the same period in 2019. The decrease in segment net sales for the three months ended September 30, 2020 was primarily attributable to a decrease in price of 5%, which was largely offset by an increase in volume of 4%. Price declined for the three months ended September 30, 2020 due to customer, channel, and product mix, as well as targeted price reductions which occurred prior to the third quarter of 2020. Volume increases were driven by an uptick in global customer demand for our Ti-PureTM TiO2, as we started to see the early stages of market recovery in several markets and regions. Favorable currency movements added a 1% tailwind to the segment’s net sales during the three months ended September 30, 2020.

Our Titanium Technologies segment’s net sales decreased by $24 million (or 1%) to $1.7 billion for the nine months ended September 30, 2020, compared with segment net sales of $1.7 billion for the same period in 2019. The decrease in segment net sales for the nine months ended September 30, 2020 was primarily attributable to a decrease in price of 6%, which was largely offset by an increase in volume of 5%. Price declined for the nine months ended September 30, 2020 due to customer, channel, and product mix, as well as targeted price reductions which primarily occurred prior to the first quarter of 2020. Volume increases were driven by share regain in the first quarter of 2020, as well as the early stages of market recovery in several markets and regions in the third quarter of 2020. These volume increases were partially offset by lower global customer demand for our Ti-PureTM TiO2 in the second quarter of 2020, as COVID-19 negatively impacted end-market demand from our customers across several markets and regions.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2020, segment Adjusted EBITDA decreased by $8 million (or 6%) to $129 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 21%, compared with segment Adjusted EBITDA of $137 million and Adjusted EBITDA margin of 22% for the same period in 2019. For the nine months ended September 30, 2020, segment Adjusted EBITDA decreased by $29 million (or 7%) to $361 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 21%, compared with segment Adjusted EBITDA of $390 million and Adjusted EBITDA margin of 22% for the same period in 2019. These decreases in earnings during the three and nine months ended September 30, 2020 were primarily attributable to the aforementioned decreases in price in the segment’s net sales and lower fixed cost absorption due to reduced operating rates, partially offset by increased volumes in the segment’s net sales.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $9 million (or 26%) and $10 million (or 9%) to $43 million and $123 million for the three and nine months ended September 30, 2020, compared with Corporate and Other costs of $34 million and $113 million for the same periods in 2019. These increases in Corporate and Other costs for the three and nine months ended September 30, 2020 were primarily attributable to higher costs associated with environmental remediation matters. This increase was partially offset by lower external spend, which is consistent with our cost savings initiatives in response to the COVID-19 pandemic as further discussed in the “2020 Outlook” section of this MD&A.

2020 Outlook

While the COVID-19 pandemic has introduced a tremendous amount of uncertainty into global markets and local economies, we continue to believe that we are well-positioned to respond to the rapidly evolving market dynamics that are impacting our businesses. However, in anticipation of declines in customer demand driven by COVID-19, we implemented a range of actions aimed at reducing costs by reducing all discretionary spend, freezing non-critical hiring, and delaying external spend wherever possible. We also reduced structural plant fixed costs to improve the efficiency of our production units, an initiative that was already in flight at the end of 2019. In addition, where legally permissible, we made temporary base pay reductions for salaried employees globally, until we saw an improvement in demand across the Company. This included our Chief Executive Officer who took a temporary base salary reduction of 40% and the executive team who took a temporary base salary reduction of 30%. These temporary base salary reductions were discontinued in September 2020. Overall, these actions are expected to reduce our costs for the year ending December 31, 2020 by approximately $160 million. We are also reducing our capital spending by $125 million for the year ending December 31, 2020, only proceeding with capital projects considered critical in the near-term. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

In our Fluoroproducts segment, we anticipate experiencing an uneven recovery in global customer demand, following a third quarter reflective of the early stages of demand recovery for our refrigerants and a lagged reduction in demand for our fluoropolymers products. Customer demand for our refrigerants products may also be somewhat impacted by normal seasonality trends within the business as we enter the fourth quarter of 2020. We remain in frequent communication with our customers to fully understand their evolving product needs and to optimize our production volumes, as necessary. As customer demand for our products continues to recover from the negative impacts of COVID-19 on end-market demand, we expect to continue to recognize the benefits of enhanced operational performance and structural cost reductions within the segment. We are also continuing our investment to prevent the illegal import of legacy HFC refrigerants into the EU, in violation of the EU’s F-gas regulations.

In our Chemical Solutions segment, trends in our future net sales volumes will be driven by our customers’ mining operations, as they work towards returning to normalized production volumes following temporary operating restrictions imposed during COVID-19. At that time, we anticipate that demand for our products will begin to normalize. Our future net sales will also be dependent upon the average prices of our products, which are driven by the impacts of market dynamics. We continue to focus on operations productivity, inventory management, and cash generation in this segment.

In our Titanium Technologies segment, we expect that we will continue to experience the early stages of an uneven market recovery in the markets and regions in which we participate, while certain countries within these regions have not yet started to emerge from the negative economic impacts of COVID-19. We continue to collaborate with and remain connected to our customers in meeting their future demands, while simultaneously managing our own inventories balances to optimize net working capital. Given our strong position in ore feedstock and our ability to secure supply, we are appropriately positioned to maintain our commitment to our Ti-PureTM Value Stabilization (“TVS”) strategy, allowing us to continue to offer our customers a predictable and reliable supply of high-quality TiO2. Through execution of this strategy, our Assured Value Agreements (“AVA”) promote net working capital stability, allowing our customers to purchase TiO2 with supply assurance and price predictability as the market recovery begins. Alternatively, our Ti-PureTM Flex online portal provides our customers with the opportunity to secure their respective product needs and pricing for up to six months. Our third-party agents and distributors also continue to serve markets that we may not reach directly.

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

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash, receivables securitization, and borrowings under our debt financing arrangements, which are described in further detail in “Note 15 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. As noted in the “2020 Outlook” section within this MD&A, however, significant uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition as caused by the COVID-19 pandemic. Regardless of size and duration, these rapidly evolving challenges have had and will continue to have an adverse impact on our operating cash flows. However, based on our responses to the COVID-19 pandemic, including the business-related initiatives discussed in our “2020 Outlook”, we anticipate that our available cash, cash from operations, and existing debt financing arrangements will provide us with sufficient liquidity through at least November 2021.

At September 30, 2020, we had total cash and cash equivalents of $956 million, of which $650 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the nine months ended September 30, 2020, we received approximately $280 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. Management believes that sufficient liquidity is available in the U.S. through at least November 2021, which includes borrowing capacity under our revolving credit facility.

During the nine months ended September 30, 2020, we decided to take certain precautionary measures in light of macroeconomic uncertainties driven by COVID-19. On April 8, 2020, we drew $300 million from our revolving credit facility, which we subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. As of September 30, 2020, no borrowings remain outstanding under the revolving credit facility, although outstanding letters of credit of $98 million offset our borrowing availability from the maximum capacity of $800 million. The availability under our revolving credit facility is subject to a maintenance covenant based on senior secured net debt and the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement. Based on our forecasts and plans, we anticipate that we will be in compliance with our credit facility covenants through at least November 2021. For further details regarding our debt covenants pursuant to the amended and restated credit agreement of our senior secured credit facilities, see “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to the borrowings under our revolving credit facility, we also elected to accept tax relief provided by various taxing jurisdictions. The accepted relief primarily applies to foreign taxing jurisdictions and resulted in the deferral of approximately $80 million in tax payments, which are largely expected to be made in the first quarter of 2021.

We anticipate making significant payments for interest, critical capital expenditures, environmental remediation costs and investments, dividends, and other actions over the next 12 months, which we expect to fund through cash generated from operations, available cash, receivables securitization, and borrowings. We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least November 2021. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on October 28, 2020, we announced our quarterly cash dividend of $0.25 per share for the fourth quarter of 2020. Under our 2018 Share Repurchase Program, as further discussed in Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $428 million of our outstanding common stock. In light of the COVID-19 pandemic, we do not currently plan to repurchase additional shares of our outstanding common stock in the near future. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash provided by operating activities	$454	$250
Cash used for investing activities	(210)	(387)
Cash used for financing activities	(252)	(360)

Operating Activities

We generated $454 million and $250 million in cash flows from our operating activities during the nine months ended September 30, 2020 and 2019, respectively. The increase in our operating cash inflows for the nine months ended September 30, 2020 was primarily attributable to lower raw materials inventories purchases, as well as the $125 million of accounts receivables sold to the bank pursuant to the amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under our accounts receivable securitization facility (“Securitization Facility”). The increase in our comparative operating cash inflows was also attributable to a reduction in tax payments made in 2020, a decrease in certain employee-related costs, and our cost savings initiatives in response to the COVID-19 pandemic. These comparative increases in our operating cash flows for the nine months ended September 30, 2020 were partially offset by a decrease in our net income, as well as a comparative increase in our remaining accounts receivable.

Investing Activities

We used $210 million and $387 million in cash flows for our investing activities during the nine months ended September 30, 2020 and 2019, respectively. Our investing cash outflows for the nine months ended September 30, 2020 and 2019 were primarily attributable to purchases of property, plant, and equipment, amounting to $214 million and $385 million, respectively. The comparative reduction in our purchases of property, plant, and equipment during the nine months ended September 30, 2020 was primarily attributable to temporary cash preservation initiatives, which were implemented in anticipation of declining customer demand as driven by COVID-19. For further information related to our temporary cash preservation initiatives and the anticipated impact on our capital spending for the year ending December 31, 2020, refer to the “2020 Outlook” section within this MD&A. The comparative reduction in our purchases of property, plant, and equipment was also attributable to our prior year capital expenditures associated with the construction of our research and development facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware and our investment in a thermal oxidizer to reduce aerial PFAS emissions from our Fayetteville Works site in Fayetteville, North Carolina.

Our investing cash outflows for the nine months ended September 30, 2020 were also attributable to a $10 million installment payment associated with our acquisition of Southern Ionics Minerals, LLC (“SIM”) in the third quarter of 2019. We also made $10 million of upfront cash consideration payments in connection with this acquisition during the third quarter of 2019. For further information related to our 2019 acquisition of SIM, see “Note 3 – Acquisitions and Divestitures” to the Interim Consolidated Financial Statements and “Note 4 – Acquisitions and Divestitures” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

The Chemours Company

Financing Activities

We used $252 million in cash flows for our financing activities during the nine months ended September 30, 2020. Our financing cash outflows for the nine months ended September 30, 2020 were primarily attributable to our capital allocation activities, resulting in $123 million returned to our shareholders in the form of cash dividends paid. Our financing cash outflows were also attributable to the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. Aside from these payments associated with our Securitization Facility, we also made $18 million in debt repayments. Our financing cash outflows for the nine months ended September 30, 2020 are also inclusive of our repayment of $300 million in proceeds received from drawing on our revolving credit facility, which was executed on April 8, 2020 as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19.

We used $360 million in cash flows for our financing activities during the nine months ended September 30, 2019. Our financing cash outflows for the nine months ended September 30, 2019 were primarily attributable to our capital allocation activities, resulting in $446 million of cash returned to shareholders through our 2018 Share Repurchase Program and through cash dividends paid. We also made $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards, as well as $15 million in debt repayments. Our financing cash outflows are also inclusive of our repayment of $150 million in proceeds received from drawing on our revolving credit facility, which was executed for general corporate purposes. The repayment was made during the third quarter of 2019, primarily using the $125 million of proceeds received from the Securitization Facility, as well as available cash. The Securitization Facility is further described in “Note 15 – Debt” to the Interim Consolidated Financial Statements.

Current Assets

The following table sets forth the components of our current assets at September 30, 2020 and December 31, 2019.

(Dollars in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$956	$943
Accounts and notes receivable, net	572	674
Inventories	993	1,079
Prepaid expenses and other	84	81
Total current assets	$2,605	$2,777

Our accounts and notes receivable, net decreased by $102 million (or 15%) to $572 million at September 30, 2020, compared with accounts and notes receivable, net of $674 million at December 31, 2019. The decrease in our accounts and notes receivable, net at September 30, 2020 was primarily attributable to $125 million of accounts receivables sold to the bank in accordance with the Amended Purchase Agreement under our Securitization Facility, as well as lower net sales in the third quarter of 2020 versus the fourth quarter of 2019. These decreases in our accounts and notes receivable, net at September 30, 2020 were partially offset by the timing of payments from our customers at the previous year-end.

Our inventories decreased by $86 million (or 8%) to $1.0 billion at September 30, 2020, compared with inventories of $1.1 billion at December 31, 2019. The decrease in our inventories at September 30, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes, which was partially offset by the seasonal build-up of our finished products inventories in the first quarter of 2020.

Our prepaid expenses and other assets were largely unchanged at $84 million and $81 million at September 30, 2020 and December 31, 2019, respectively.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2020 and December 31, 2019.

(Dollars in millions)	September 30, 2020	December 31, 2019
Accounts payable	$701	$923
Short-term and current maturities of long-term debt	32	134
Other accrued liabilities	575	484
Total current liabilities	$1,308	$1,541

Our accounts payable decreased by $222 million (or 24%) to $701 million at September 30, 2020, compared with accounts payable of $923 million at December 31, 2019. The decrease in our accounts payable at September 30, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes, our cost savings initiatives in response to the COVID-19 pandemic, and the timing of payments to our vendors.

Our short-term and current maturities of long-term debt decreased by $102 million (or 76%) to $32 million at September 30, 2020, compared with short-term and current maturities of long-term debt of $134 million at December 31, 2019. The decrease in our short-term and current maturities of long-term debt at September 30, 2020 was primarily attributable to the amendment and restatement of the Original Purchase Agreement under our Securitization Facility, resulting in the settlement of $110 million in collateralized borrowings outstanding as of December 31, 2019.

Our other accrued liabilities increased by $91 million (or 19%) to $575 million at September 30, 2020, compared with other accrued liabilities of $484 million at December 31, 2019. The increase in our other accrued liabilities at September 30, 2020 was primarily attributable to a $40 million increase in interest accrued as driven by our senior unsecured notes, a $33 million increase in deferrals of certain income tax payments, a $23 million increase for environmental remediation at certain of our sites, and an increase for certain employee-related costs. These increases in our other accrued liabilities at September 30, 2020 were partially offset by recognition of customer rebates, primarily during the first quarter of 2020, as well as a $10 million installment payment in the third quarter of 2020 in connection with our acquisition of SIM in the third quarter of 2019.

Credit Facilities and Notes

See “Note 15 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our credit facilities and notes.

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

(Dollars in millions)	Nine Months Ended September 30, 2020
Net sales	$2,399
Gross profit	318
Loss before income taxes	(4)
Net income	32
Net income attributable to Chemours	32

(Dollars in millions)	September 30, 2020	December 31, 2019
Assets
Current assets (1,2,3)	$1,223	$1,063
Long-term assets (4)	4,219	4,339

Liabilities
Current liabilities (2)	$1,220	$1,045
Long-term liabilities	4,784	4,871
(1)	Current assets includes $306 million and $104 million of cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
(2)

Current assets includes $319 million and $346 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2020 and December 31, 2019, respectively. Current liabilities includes $361 million and $179 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2020 and December 31, 2019, respectively.

(3)

As of September 30, 2020 and December 31, 2019, $70 million and $176 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at September 30, 2020 and December 31, 2019.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2020 and December 31, 2019, the total amounts outstanding under these programs were $109 million and $106 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Contractual Obligations

Our contractual obligations at September 30, 2020 did not significantly change from the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

In March 2020, through a wholly-owned special purpose entity, we entered into the Amended Purchase Agreement, which amends and restates, in its entirety, the Original Purchase Agreement under our Securitization Facility. See “Note 15 – Debt” to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At September 30, 2020 and December 31, 2019, our consolidated balance sheets include environmental remediation liabilities of $398 million and $406 million, respectively, relating to these matters, which, as discussed in further detail below, include $199 million and $201 million, respectively, for our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”).

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify DuPont pursuant to the Separation-related agreements, we and DuPont may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $560 million above the amount accrued at September 30, 2020. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2020 and December 31, 2019, the following table sets forth the sites that are the most significant.

(Dollars in millions)	September 30, 2020	December 31, 2019
Chambers Works, Deepwater, New Jersey	$19	$20
East Chicago, Indiana	14	17
Fayetteville Works, Fayetteville, North Carolina	199	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	13	13
All other sites	111	112
Total environmental remediation	$398	$406

The five sites listed above represent 72% of our total accrued environmental remediation liabilities at September 30, 2020 and December 31, 2019. For these five sites, we expect to spend, in the aggregate, $138 million over the next three years. For all other sites, we expect to spend $67 million over the next three years.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $14 million remained as of September 30, 2020. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

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

As discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding Fayetteville and resolved litigations filed by the NC DEQ and CFRW. In connection with the CO, a thermal oxidizer became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

In the fourth quarter of 2019, we completed and submitted our Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and our Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built on the previous submissions to NC DEQ. The NC DEQ made the CAP available for public review and comment until April 6, 2020, and we are awaiting formal response to the CAP from NC DEQ following the conclusion of the public comment period.

In August 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum represents the parties’ collective agreement regarding specified remedial measures and defined timelines for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. Detailed engineering and design work has commenced with NC DEQ approval of permit applications anticipated in August 2021, as well as two stages of design approval anticipated in August 2021 and March 2022. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020.

The Chemours Company

As of the third quarter of 2020, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $142 million and $57 million related to the estimated cost of on-site and off-site remediation, respectively. For the three and nine months ended September 30, 2020, we accrued an additional $10 million and $31 million, respectively, which was largely attributable to off-site groundwater testing and water treatment system installations at additional qualifying properties in the vicinity surrounding Fayetteville. The amounts accrued during the three and nine months ended September 30, 2020 are net of $3 million and $7 million, respectively, of changes in estimates related to the cost of installing, maintaining, and monitoring certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. We resumed residential sampling and installation of water treatment systems in June 2020. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates.

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

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. Further discussion related to these matters is included in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

PFAS

On May 11, 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”).

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against DowDuPont, Inc., Corteva, Inc., and DuPont concerning DuPont’s contention that it is entitled to unlimited indemnity from us for specified liabilities that DuPont assigned to us in the spin-off. The lawsuit requests that the Chancery Court enter a declaratory judgment limiting DuPont’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end (maximum) realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4 billion dividend DuPont extracted from us in connection with the spin-off. In March 2020, the Chancery Court granted DuPont’s Motion to Dismiss, placing the matter in non-public binding arbitration. We have appealed the ruling to the Delaware Supreme Court, which has set argument en banc for December 2, 2020. Pending the result of the appeal, the matter is proceeding concurrently in arbitration. DuPont has asserted a counterclaim for breach of the Master Separation Agreement. Management believes that the probability of loss as to the counterclaim is remote. Many of the potential litigation liabilities discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements are at issue in the matter.

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

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income attributable to Chemours for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income attributable to Chemours	$76	$76	$200	$265
Non-operating pension and other post-retirement employee benefit (income) cost	(1)	1	(2)	(5)
Exchange losses (gains), net	9	(5)	28	(2)
Restructuring, asset-related, and other charges (1)	9	34	37	49
Gain on sales of assets and businesses (2)	—	(9)	—	(11)
Transaction costs	—	—	2	1
Legal and environmental charges (3)	1	5	12	43
Adjustments made to income taxes (4)	(10)	3	(32)	5
Benefit from income taxes relating to reconciling items (5)	(6)	(7)	(19)	(18)
Adjusted Net Income	78	98	226	327
Interest expense, net	53	53	160	156
Depreciation and amortization	79	78	240	232
All remaining provision for income taxes	—	19	7	78
Adjusted EBITDA	$210	$248	$633	$793

Weighted-average number of common shares outstanding - basic	164,762,621	163,815,483	164,556,139	165,254,084
Dilutive effect of our employee compensation plans	1,851,050	1,325,380	1,209,143	2,780,874
Weighted-average number of common shares outstanding - diluted	166,613,671	165,140,863	165,765,282	168,034,958

Per share data
Basic earnings per share of common stock	$0.46	$0.46	$1.22	$1.60
Diluted earnings per share of common stock	0.46	0.46	1.21	1.58
Adjusted basic earnings per share of common stock	0.47	0.60	1.37	1.97
Adjusted diluted earnings per share of common stock	0.47	0.59	1.36	1.94
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	The three and nine months ended September 30, 2019 include a non-cash gain of $9 million recognized in connection with the sale our Repauno, New Jersey site.
(3)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The nine months ended September 30, 2020 includes $8 million based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The three and nine months ended September 30, 2019 include $2 million and $36 million, respectively, for the approved final Consent Order associated with certain matters at Fayetteville. See “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(4)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, certain return-to-accrual adjustments, historical valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(5)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by (used for) operating activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash provided by operating activities	$454	$250
Less: Purchases of property, plant, and equipment	(214)	(385)
Free Cash Flows	$240	$(135)

The following table sets forth a reconciliation of ROIC to Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, for the periods presented.

	Twelve Months Ended September 30,
(Dollars in millions)	2020	2019
Adjusted EBITDA (1)	$860	$1,134
Less: Depreciation and amortization (1)	(318)	(303)
Adjusted EBIT	$542	$831

	As of September 30,
(Dollars in millions)	2020	2019
Total debt	$4,095	$4,156
Total equity	734	843
Less: Cash and cash equivalents	(956)	(694)
Invested capital, net	$3,873	$4,305
Average invested capital (2)	$4,009	$4,094

Return on Invested Capital	14%	20%
(1)

Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. See the preceding table for the reconciliation of Adjusted EBITDA to net income attributable to Chemours for the three and nine months ended September 30, 2020 and 2019.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2020, we had 20 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $528 million, the fair value of which amounted to less than $1 million. At December 31, 2019, we had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530 million, the fair value of which amounted to less than $1 million. We recognized net gains of $10 million and $14 million for the three and nine months ended September 30, 2020, respectively, and net gains of $1 million and less than $1 million for the three and nine months ended September 30, 2019, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2020, we had 117 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $86 million, the fair value of which amounted to negative $2 million. At December 31, 2019, we had 150 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124 million, the fair value of which amounted to $1 million. We recognized pre-tax losses of $2 million and $1 million for the three and nine months ended September 30, 2020, respectively, and pre-tax gains of $5 million and $7 million for the three and nine months ended September 30, 2019, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, $1 million and $5 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2019, $2 million and $8 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

Beginning in the second quarter of 2020, we elected to expand our cash flow hedge program and enter into interest rate swaps, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At September 30, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized pre-tax losses of less than $1 million and $3 million for the three and nine months ended September 30, 2020, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $32 million and $40 million for the three and nine months ended September 30, 2020, respectively, and pre-tax gains of $33 million and $36 million for the three and nine months ended September 30, 2019, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of September 30, 2020, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fayetteville, North Carolina

Actions related to our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, other than those by the State of North Carolina, are shown below.

In the U.S. District Court for the Eastern District of North Carolina:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D);
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D); and,
•	O’Brien et al. vs. E. I. DuPont de Nemours and Company et al. (5:20-cv-00208-D).

In Bladen County, North Carolina:

•	Priselac vs. The Chemours Company et al. (20-CVS-499);
•	Kinlaw et al. vs. The Chemours Company et al. (20-CVS-497); and,
•	Lohr et al. vs. The Chemours Company et al. (20-CVS-498).

The Chemours Company

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

A Proposed Consent Agreement and Final Order (“CAFO”) was received from the EPA in January 2020, alleging Clean Air Act (“CAA”) Section 112(r) violations at the LaPorte, Texas site.  The alleged violations are under the CAA’s chemical accident prevention provisions (40 CFR Part 68), and the EPA states that it is seeking a civil penalty of $0.6 million for negotiation purposes.  We have reviewed the draft CAFO and the alleged violations, and have responded to the EPA. At this time, we believe a loss is probable and is currently estimated at $0.2 million.

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to the EPA in March 2019, asserting that we have not violated environmental laws. We also received an NOV in April 2020 from the North Carolina Department of Environmental Quality (“NC DEQ”), alleging an air permit violation under the North Carolina Administrative Code. At this time, management does not believe that a loss is probable related to the matters in these NOVs. Further discussion related to these matters is included in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

Our operational and financial condition may be negatively impacted by the widespread outbreak of any illnesses or communicable diseases, as well as any associated public health crises that may ensue. In December 2019, a novel coronavirus disease (“COVID-19”) was identified in Wuhan, China. COVID-19 has continued to spread globally, including areas in which we operate and sell our products. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, certain of these regions have also seen further spread and even resurgences in the number of positively identified infections. Particularly in the Americas and Europe, infections have continued to spread, leading to health-related concerns in regions where we have several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies.

Throughout 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. As of the filing of this Quarterly Report on Form 10-Q, we continue to experience minimal disruption in our operations and business-related processes. However, due to reduced consumer demand for certain of our customers’ end-products, we have experienced the negative impact of COVID-19 in our results of operations, and we anticipate that this weakened consumer demand will continue to have a negative impact on our financial results. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for further information. We are closely monitoring the effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also closely monitoring the operational and financial impacts of recently introduced restrictive local and national laws and regulations, as well as recommendations set forth by public health organizations and governmental organizations to impede the spread of COVID-19.

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

As of September 30, 2020, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock, which amounted to $572 million at an average share price of $37.52 per share. There were no share repurchases under the 2018 Share Repurchase Program for the three months ended September 30, 2020. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at September 30, 2020 was $428 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines in Starke, Florida, Jesup, Georgia, and Folkston, Georgia, as well as our mineral sands separation facility in Offerman, Georgia, is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 4, 2020

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)