Form 10-K
period 2020-12-31
Chemours Co
filed 2021-02-12
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.5 billion. As of February 8, 2021, 165,171,934 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Chemours Company

The Chemours Company

Forward-looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements, within the meaning of the federal securities laws, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. The words “believe”, “expect”, “anticipate”, “plan”, “estimate”, “target”, “project”, and similar expressions, among others, generally identify “forward-looking statements”, which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed below and within Item 1A – Risk Factors in this Annual Report on Form 10-K.

Forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond our control. Important factors that may materially affect such forward-looking statements and projections include:

•	fluctuations in energy and raw materials pricing;
•	failure to develop and market new products and applications, and optimally manage product life cycles;
•	increased competition, and increasing consolidation of our core customers;
•	significant litigation and environmental matters, including indemnifications we were required to assume and cost-sharing arrangements into which we have entered;
•	significant or unanticipated expenses, including, but not limited to, litigation or legal settlement expenses;
•	our ability to manage and complete capital projects and/or planned expansions, including the start-up of capital projects;
•	changes in relationships with our significant customers and suppliers;
•	failure to manage process safety and product stewardship issues appropriately;
•	global economic and capital markets conditions, such as inflation, interest and currency exchange rates, and commodity prices, as well as regulatory requirements;
•	the effects of pandemics on customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, the broader financial markets, and our financial results;
•	currency-related risks;
•	our current indebtedness and availability of borrowing facilities, including access to our revolving credit facilities;
•	business or supply disruptions and security threats, such as acts of sabotage, terrorism or war, weather events, and natural disasters;
•	uncertainty regarding the availability of additional financing in the future, and the terms of such financing;
•	negative rating agency actions;
•	changes in laws and regulations or political conditions;
•	our ability to protect, defend, and enforce our intellectual property rights;
•	our ability to predict, identify, and address changes in consumer preference and demand;
•	our ability to complete potential divestitures or acquisitions and our ability to realize the expected benefits of divestitures or acquisitions if they are completed;
•	our ability to meet our growth expectations and outlook;
•	our ability to pay a dividend and the amount of any such dividend declared; and,
•	disruptions in our information technology networks and systems.

Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation, unless the context otherwise requires.

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “us”, “we”, or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, mining, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. We manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials. Our Chemical Solutions segment is a leading provider of industrial chemicals used in gold production, industrial, and consumer applications in the Americas.

We operate 30 major production facilities located in nine countries and serve approximately 3,300 customers across a wide range of end-markets in approximately 120 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2020, no one individual customer represented more than 10% of our consolidated net sales, and one individual customer balance represented approximately 5% of our total outstanding accounts and notes receivables balance.

We are a different kind of chemistry company, driven by our purpose to create a more colorful, capable, and cleaner world through the power of chemistry. Our world-class product portfolio brings everyday convenience to virtually everything people touch in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders around the world through the reliable delivery of our high-quality products and services. Our global workforce, renowned for their deep and unmatched expertise, bring our chemistry to life, guided by five values that form the bedrock foundation for how we operate: (i) Customer Centricity – driving customer growth, and our own, by understanding our customers’ needs and building long-lasting relationships with them; (ii) Refreshing Simplicity – cutting complexity by investing in what matters, and getting results faster; (iii) Collective Entrepreneurship – empowering our employees to act like they own our business, while embracing the power of inclusion and teamwork; (iv) Safety Obsession – living our steadfast belief that a safe workplace is a profitable workplace; and, (v) Unshakable Integrity – doing what’s right for our customers, colleagues, and communities – always.

Our values, together with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential. This Corporate Responsibility Commitment is embedded within our growth strategy as a company. In 2018, we issued our inaugural Corporate Responsibility Commitment Report, which included 10 ambitious goals targeted for completion by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce both their greenhouse gas (“GHG”) emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from EID (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between us and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc. (“DuPont”), and Corteva. EID is now a subsidiary of Corteva, and, at this time, any agreements related to our Separation are between us and EID, Corteva, and DuPont.

The Chemours Company

Segments

During the fourth quarter of 2020, we changed the level of detail at which our Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) (together, the Chief Operating Decision Maker, or “CODM”) regularly review and manage certain of our businesses, resulting in the bifurcation of our former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). We now manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. This change allows us to enhance our customer focus and better align our business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to our shareholders. Our historical segment information has been recast to conform to the current segment structure.

In our Titanium Technologies segment, we have a long-standing history of delivering high-quality TiO2 pigment using our proprietary chloride technology. We are one of the largest global producers of TiO2 pigment, and our low-cost network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We believe we are well-positioned to remain one of the lowest-cost, high-quality TiO2 pigment producers. At the same time, our unique go-to-market strategy, Ti-Pure™ Value Stabilization (“TVS”), provides our customers with three differentiated channels to buy Ti-Pure™. This combination of technology, strength, and commercial innovation allows us to continue to meet our customers’ needs around the world.

In our Thermal & Specialized Solutions segment, we are a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. Our Thermal & Specialized Solutions segment has held a leading position in the refrigerants market since the commercial introduction of FreonTM in 1930. We are currently a leader in the development of sustainable technologies like OpteonTM, one of the world’s lowest global warming potential (“GWP”) refrigerant brands, as governments around the world pass laws and regulations that make the use of low GWP refrigerants a requirement.

In our Advanced Performance Materials segment, we are a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, extreme temperature stability, and unique di-electric properties. Our Advanced Performance Materials segment has a diversified offering of products that includes various industrial resins, specialty products, and coatings. These product offerings position the business to serve a breadth of markets, segments, and applications, including electronics, communications, automotive, wire and cable, energy, oil and gas, and aerospace, among others.

In our Chemical Solutions segment, our Mining Solutions and Performance Chemicals and Intermediates businesses produce industrial chemicals used in various applications by our customers, which are primarily located in the Americas. As one of the largest North American producers of solid sodium cyanide, our Mining Solutions business is recognized for its high-quality product offering, reliability of supply, and commitment to the safe production, storage, and use of our products.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 28 – Geographic and Segment Information” to the Consolidated Financial Statements.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. TiO2 pigment is used to deliver whiteness, brightness, opacity, and ultra-violet light protection in applications such as architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We also sell a chloride-based TiO2 pigment under the BaiMaxTM brand name, which is exclusively produced for customers in Greater China. We operate four TiO2 pigment production facilities: two in the U.S., one in Mexico, and one in Taiwan. In total, we have a TiO2 pigment nameplate capacity of approximately 1.25 million metric tons per year. In addition, we have a large-scale repackaging and distribution facility in Belgium. We also operate mineral sands mining and separation operations in Starke, Florida, as well as mineral sands mining operations in Nahunta, Georgia and Jesup, Georgia and mineral sands separation operations in Offerman, Georgia.

We are one of a limited number of manufacturers operating a chloride process to produce TiO2 pigment. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers, as we uniquely utilize a broad spectrum of titanium-bearing ore feedstocks to achieve one of the highest TiO2 pigment unit margins in our industry. This technology, which is in use at all our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes and developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance end-user total value.

The Chemours Company

We sell over 20 different grades of TiO2 pigment, with each grade tailored for targeted applications. Our portfolio of premium performance TiO2 pigment grades provides end-users with benefits beyond opacity, such as longer-lasting performance, brighter colors, and the brilliant whites achievable only through chloride-manufactured pigment.

We have operated a titanium mine in Starke, Florida since 1949. Additionally, in 2019, we acquired a titanium mine in Nahunta, Georgia, from which we source ore feedstock to be processed at its associated mineral sands separation facility in Offerman, Georgia. The recently added mine and separation facility were acquired in the third quarter of 2019 as part of our acquisition of Southern Ionics Minerals, LLC (“SIM”). This acquisition expanded our flexibility and scalability to internally source ore and enabled the commencement of mining operations at our surface mine in Jesup, Georgia in August 2020. Our mines provide us with low-cost, high-quality domestic ilmenite ore feedstock and currently supply less than 10% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2020, include zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal.

Industry Overview and Competitors

The overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to grow proportionately with global GDP growth. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted during the COVID-19 pandemic. In the longer-term, we expect global TiO2 pigment demand to resume its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2020 was approximately 6.4 million metric tons, of which approximately 60% was for premium performance pigments. Worldwide nameplate capacity in 2020 was estimated to be approximately 8.5 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. We believe that the utilization of the premium performance manufacturing base is considerably higher than that for general purpose, lower-performance production. As future customer demand grows, we have the ability to incrementally increase our production capacity by approximately 10% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 10% of capacity is in line with our stated intention to grow with our customers’ needs over the long-term. This new capacity is expected to provide the equivalent of a new production line, while requiring a fraction of the capital investment. Our increased pigment production capacity will be supported by investments to extend our ilmenite mines and through long-term ore feedstock contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within higher-performance pigments include Tronox Holdings plc, Lomon Billions Group, Venator Materials plc, Kronos Worldwide, Inc., and INEOS AG.

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

We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provide a long-term competitive advantage. Our process technology and ability to use lower-grade ilmenite ore gives us the flexibility to alter our ore mix to low-cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for distribution and increase storage capacity at our production facilities.

The Chemours Company

Transporting chlorine, one of our primary raw materials, can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third party that is co-located at our New Johnsonville, Tennessee site. Calcined petroleum coke is an important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America and China, typically under contracts that run multiple years to facilitate materials and logistics planning through the supply chain. Raw materials distribution efficiency is enhanced through the use of bulk ocean, barge, and rail transportation modes. Energy is another key input cost in the TiO2 pigment manufacturing process, representing approximately 10% of the production cost. We have access to natural gas-based energy at our U.S. and Mexico TiO2 pigment production facilities and our Florida and Georgia minerals plants, supporting advantaged energy costs given the low cost of shale gas in the U.S.

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. In 2018, we launched our TVS strategy, which we believe to be foundational to maintaining and growing our Titanium Technologies business. Our TVS strategy establishes a commercial framework that allows us to focus on enhancing durable, value-oriented customer relationships, while providing access to a predictable and reliable supply of high-quality TiO2. Customers can purchase Ti-PureTM TiO2 either through our Chemours Assured Value Agreements (“AVA”) or through Ti-PureTM Flex. Launched in 2019, Ti-PureTM Flex is a new, innovative channel that provides customers the unique ability to purchase Ti-Pure™ TiO2 via our web-based portal, the first of its kind in the industry. To further expand our reach beyond these sales channels, we also utilize third-party sales agents and distributors.

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

To ensure efficient distribution, we have a large fleet of railcars, which are predominantly used for outbound distribution of products in the U.S. and Canada. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and maintain an efficient supply chain.

Customers

Globally, we serve approximately 600 customers through our Titanium Technologies segment. In 2020, our 10 largest Titanium Technologies customers accounted for approximately 40% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

Seasonality

The demand for TiO2 pigment is subject to seasonality due to the influence of weather conditions and holiday seasons on some of our applications, such as decorative coatings. As a result, our TiO2 pigment sales volume is typically lowest in the first quarter, highest in the second and third quarters, and moderate in the fourth quarter. This pattern applies to the entire TiO2 pigment market, but may vary by region, country, or application. The impacts of seasonality on demand for TiO2 pigment may also be altered by economic factors, such as changes in global GDP, and other factors, such as the COVID-19 pandemic.

The Chemours Company

Thermal & Specialized Solutions Segment

Segment Overview

Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. We have an industry-leading safety culture and apply world-class R&D and technical expertise to ensure that our operations run safely and reliably, and to improve our process technology.

Our Thermal & Specialized Solutions segment has held a leading position in the fluorochemicals market since the commercial introduction of Freon™ in 1930. Since the original chlorofluorocarbons (“CFC”)-based product was introduced, Thermal & Specialized Solutions has been at the forefront of new technology research for lower GWP and lesser ozone-depleting potential products, leading to the development of hydrochlorofluorocarbons (“HCFC”) and hydrofluorocarbons (“HFC”). We have a leading position in HFC refrigerants under the brand name Freon™, and we are a leader in the development of sustainable technologies like Opteon™, a line of low GWP hydrofluoroolefin (“HFO”) refrigerants, which also have a near-zero ozone-depletion footprint. Opteon™ was initially developed in response to the European Union’s (“EU”) Mobile Air Conditioning Directive. Today, our OpteonTM-branded portfolio of products is used in a broad range of applications, including automotive, air conditioning, commercial refrigeration, and foam blowing agents. This patented technology offers similar functionality to current HFC products, but meets or betters currently-mandated environmental standards and, in some cases, provides energy efficiency benefits.

Our Thermal & Specialized Solutions segment led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs and, in 1988, committed to cease production of CFCs. Starting in the early 1990s, Thermal & Specialized Solutions began manufacturing non-ozone-depleting HFCs. Driven by the emerging megatrends of Climate Change, Decarbonization, and Energy Efficiency, together with environmental legislation being enacted across the U.S., Europe, Latin America, and Japan, we commercialized Opteon™ in 2016. We will continue to invest in R&D to meet the increasing regulatory requirements of the industry and meet our customers’ needs as regulations change.

Industry Overview and Competitors

Our Thermal & Specialized Solutions segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven applications development capabilities, and deep customer knowledge. Key competitors for the Thermal & Specialized Solutions segment include Honeywell International, Inc., Arkema S.A., Orbia, and Daikin Industries, Ltd.

Thermal & Specialized Solutions’ demand growth has generally been in line with global GDP growth. Growth may be higher than GDP in situations where, for environmental reasons, regulatory drivers constrain the market or drive the market toward lower GWP alternatives. Developed markets represent the largest consumers of fluorochemicals today. Global middle class growth and the increasing demand for automobiles, refrigeration, and air conditioning are all key drivers of increased demand for various fluorochemicals.

Raw Materials

The primary raw materials required to support the Thermal & Specialized Solutions segment are fluorspar, sulfur, ethylene, chlorinated organics, chlorine, and hydrogen fluoride. These are available in many countries and are not concentrated in any particular region. We pursue maximum competitiveness in our global supply chains through favorable sourcing of key raw materials. Our contracts typically include terms that span from two to 10 years, except for select resale purchases that are negotiated on a monthly basis. Qualified fluorspar sources have fixed contract prices or freely-negotiated, market-based pricing. We diversify our sourcing through multiple geographic regions and suppliers to ensure a stable and cost competitive supply.

The Chemours Company

Sales, Marketing, and Distribution

With approximately 90 years of innovation and development in fluorine science, our technical, marketing, and sales teams around the world have deep expertise in our products and their end-uses. We work with customers to select the appropriate solutions to meet their technical performance needs. We sell our products through direct channels and through resellers. Selling agreements vary by product line and markets served and include both spot-pricing arrangements and multi-year contracts with varying durations.

Our Thermal & Specialized Solutions segment maintains a large fleet of railcars, tank trucks, and containers to deliver our products and support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position, as well as the ability to adjust the size of our fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, works to optimize the assignment of our transportation equipment for each product line and geographic region to maximize utilization and flexibility of the supply chain.

Customers

Our Thermal & Specialized Solutions segment serves approximately 1,000 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2020.

Seasonality

Thermal & Specialized Solutions’ refrigerant sales fluctuate by season, as sales in the first half of the year are generally higher than sales in the second half of the year due to increased demand for residential, commercial, and automotive air conditioning in the spring, which peaks in the summer months, and then declines in the fall and winter in the northern hemisphere. Mobile air conditioning demand is slightly higher in the first half of the year due to the timing of automotive production shutdowns in the second half of the year.

Advanced Performance Materials Segment

Segment Overview

Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique performance capabilities and are present in applications that people around the world use every day. The segment has a diversified portfolio that includes various industrial resins, specialty products, membranes, and coatings. These product offerings position the business to serve a broad range of markets, including consumer electronics, semiconductors, digital communications, transportation, energy, oil and gas, and aerospace, among others.

Our products set the standard in a number of performance categories, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, temperature stability, and di-electric properties. These performance advantages make our polymers a material of choice, especially in complex applications and extreme environmental conditions. Our products are therefore critical to many emerging technology areas, including energy storage, hydrogen production and fuel cells, 5G data delivery, advanced semi-conductor infrastructure, and connected devices.

Our Advanced Performance Materials products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™. Teflon™ coatings, resins, additives, and films serve as the key underpinning for a variety of industrial and commercial applications, including semiconductor infrastructure. Viton™ fluoroelastomers are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, automotive friction management, and electric motors. Nafion™ membranes are critical components in chlor-alkali processing and flow batteries, as well as the hydrogen electrolyzers and fuel cells which underpin the hydrogen economy.

Our Advanced Performance Materials segment uses a market-back approach to drive technology development. Our innovations are underpinned by deep technical knowledge and experience in fluoropolymer chemistry. We leverage our state-of-the-art R&D facilities at the Chemours Discovery Hub to drive faster development on a global scale. We also participate in a broad array of industry consortia and collaborate with leading academics across a variety of disciplines in order to drive fundamental R&D in the materials space.

The segment is well positioned to capture future growth through the combination of our unique product capabilities and market-driven product development process. Advanced Performance Materials will benefit long-term from the megatrends impacting our customers’ key end markets, including digital connectivity, urbanization, and climate change.

The Chemours Company

Industry Overview and Competitors

Our Advanced Performance Materials segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, a strong applications development competency, and deep customer knowledge. Key competitors for this segment include Daikin Industries, Ltd., 3M Company, Solvay, S.A., Asahi Glass Co., Ltd., and Dongyue Group Co., Ltd.

Demand growth for Advanced Performance Materials has generally been in line with global GDP growth. However, demand for the segment’s products may grow at a rate faster than GDP, driven by global middle-class growth and alignment between our market-driven product technology development process and emerging market technologies, such as 5G, fuel cells and electrolyzers, electronics, communications, and transportation.

Raw Materials

The primary raw materials required for the Advanced Performance Materials segment are chlorinated organics, hydrogen fluoride, and vinylidene fluoride. These are available in many countries and are not concentrated in any particular region. We pursue maximum competitiveness in our global supply chains through favorable sourcing of key raw materials. Our contracts typically include terms that span from two to five years, except for select resale purchases that are negotiated on a monthly basis. We diversify our sourcing through multiple geographic regions and suppliers to ensure a stable and cost competitive supply.

Sales, Marketing, and Distribution

With approximately 90 years of innovation and development in fluorine science, our technical, marketing, and sales teams around the world have deep expertise in our products and their end-uses. We work with customers to select the appropriate fluoropolymers or other advanced performance materials to meet their technical performance needs based on their intended performance-in-use requirements. We sell our products through direct and indirect channels, and the duration of our selling agreements vary by product line and markets served.

Our Advanced Performance Materials segment maintains a limited fleet of railcars, tank trucks, containers, and totes to deliver our products and support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position, as well as the ability to adjust the size of our fleet in response to changes in market conditions. We manage our fleet to ensure it is appropriately sized to meet market demand while maintaining flexibility. A dedicated logistics team, along with external partners, works to optimize the assignment of our transportation equipment for each product line and geographic region to maximize utilization and flexibility of the supply chain.

Customers

Our Advanced Performance Materials segment serves approximately 1,500 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2020.

Seasonality

There is no significant seasonality in our Advanced Performance Materials segment’s net sales, as demand is relatively consistent throughout the year.

The Chemours Company

Chemical Solutions Segment

Segment Overview

Our Chemical Solutions segment is comprised of a portfolio of industrial chemical businesses, primarily operating in the Americas. The segment’s products are used as important raw materials and catalysts for a diverse group of industries, including, among others, gold production, oil and gas, water treatment, electronics, and automotive. Chemical Solutions generates value through the use of market-leading manufacturing technology, safety performance, product stewardship, and differentiated logistics capabilities.

Our Chemical Solutions segment has operations at two production facilities in North America and sells products and solutions through two primary product groups: Mining Solutions and Performance Chemicals and Intermediates. Our Mining Solutions product group includes our sodium cyanide and hydrogen cyanide product lines. We are a market leader in solid sodium cyanide production in the Americas, which is used primarily by the mining industry for gold and silver production. We expect global demand growth to be healthy over the next few years for our Mining Solutions product group. In our Performance Chemicals and Intermediates product group, we manufacture a wide variety of chemicals used in many different applications. Performance Chemicals and Intermediates is now primarily comprised of our Glycolic Acid and Vazo™ product lines, following our exits of the Methylamines and Methylamides business in 2019 and the Aniline business in 2020. Our remaining Performance Chemicals and Intermediates business is expected to generally grow in line with growth in global GDP.

Industry Overview and Competitors

The industrial and specialty chemicals produced by our Chemical Solutions segment are important raw materials for a wide range of industries and end-markets. We hold a long-standing reputation for high quality and the safe-handling of hazardous products, such as sodium cyanide and Vazo™. Our positions in these products are the result of our process technology, manufacturing scale, efficient supply chain, and proximity to large customers. Our Chemical Solutions segment holds what we believe to be leading process technologies for the production of hydrogen and sodium cyanide, which are used in industrial polymers and gold production. The segment occasionally licenses these process technologies, as well as its process technology for the production of acrylonitrile. Key competitors for the Chemicals Solutions segment include Cyanco Corp., Hebei Chengxin Group Co. Ltd., CyPlus GmbH, Orica Ltd., and Tongsuh Petrochemical Corp., Ltd.

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

Most of Chemical Solutions’ raw materials and products can be delivered by efficient bulk transportation. As such, we maintain a large fleet of railcars, tank trucks, and containers to support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position as well as the ability to adjust the size of our container fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to product lines and geographic regions in order to maximize utilization and flexibility of the supply chain. The strategic placement of our facilities in locations designed to serve our key customer base in the Americas gives us robust distribution capabilities.

The Chemours Company

Customers

Our Chemical Solutions segment focuses on developing long-term partnerships with key market participants. Many of our commercial and industrial relationships have been in place for decades and are based on our proven value proposition of safely and reliably supplying our customers with the materials needed for their operations. Our reputation and long-term track record are key competitive advantages, as several of the products’ end-users demand the highest level of excellence in safe manufacturing, distribution, handling, and storage. Our Chemical Solutions segment has U.S. Department of Transportation Special Permits and Approvals in place for the distribution of various materials associated with each of our business lines, as required. Our Chemical Solutions segment serves approximately 300 customers globally. No single Chemical Solutions customer represented more than 10% of the segment’s net sales in 2020.

Seasonality

Our Chemical Solutions segment’s sales are subject to minimal seasonality.

Intellectual Property

Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how, and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications globally for proprietary new product and application development technologies, and we work actively on a global basis to create, protect, and enforce our intellectual property rights.

Our Titanium Technologies segment relies upon unpatented proprietary knowledge, continuing technological innovation, and other trade secrets to develop and maintain our competitive position in this sector. Within this segment, we hold significant intellectual property in the form of trade secrets, and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe that our trade secrets are material in the aggregate. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. Within our Titanium Technologies segment’s intellectual property portfolio, we consider our trademarks Ti-Pure™ and BaiMaxTM to be valuable assets. We have registered the Ti-PureTM trademark in a number of countries and the BaiMaxTM trademark in China.

Our Thermal & Specialized Solutions segment is a technology leader in the markets in which it participates. We maintain a large fluorochemicals patent portfolio, inclusive of patents which will expire in varying years into the 2030s. We consider our Opteon™ and Freon™ trademarks used in the Thermal & Specialized Solutions segment to be valuable assets.

Our Advanced Performance Materials segment possesses extensive know-how and trade secrets related to manufacturing technologies for a broad range of specialized fluoropolymers, as well as application development technology for fluoropolymers based on comprehensive knowledge of customer applications. We hold patents relating to manufacturing for certain products with high quality and purity as required by the electronics, communications, automotive, wire and cable, and other industries. Additionally, our Advanced Performance Materials segment is a leader in and holds patents relating to non-fluorinated materials for use as durable water repellants for garments and other uses. In our Advanced Performance Materials segment’s intellectual property portfolio, we consider our TeflonTM, VitonTM, NafionTM, and KrytoxTM trademarks to be valuable assets.

Our Chemical Solutions segment is a manufacturing technology leader in a majority of the markets in which it participates. Trade secrets are one of the key elements of our intellectual property security in the Chemical Solutions segment, as most of the segment’s manufacturing and applications development technologies are no longer under patent coverage.

The protections afforded under our patents and trademarks vary based on country, scope of individual patent, and trademark coverage, as well as the availability of legal remedies in each country. Our patents, in the aggregate, are believed to be of material importance to our business. However, although certain proprietary intellectual property rights are important to our success, we do not believe that we are materially dependent on any single patent (or group of related patents) or trademark. We believe that securing our intellectual property is critical to maintaining our technology leadership and our competitive position, especially with respect to new technologies or the extensions of existing technologies. Our proprietary process technology can be a source of incremental income through licensing arrangements.

The Chemours Company

Environmental and Regulatory Matters

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

Consistent with our Corporate Responsibility Commitment, we believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, and our communities. Climate change matters for our company are likely to be driven by changes in physical climate parameters, regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy-efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and offerings, and are well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

For example, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted U.S. American Innovation and Manufacturing Act, promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential (GWP) and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

Our growth prospects in fluoropolymers are also enhanced by regulation driving the increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, contribute to passenger safety, emission controls, and better fuel economy, and enable vehicle electrification and the shift to hydrogen-powered vehicles. We expect the use of our fluoropolymers in vehicles to increase, driven by the automotive industry’s trends toward energy efficiency and clean energy due to evolving emissions performance regulations and increasing adoption of electric vehicles.

As an energy and emissions intensive company, our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but are not subject to programs requiring trading or emission controls. The EU Emission Trading System and the recently approved cap and trade pilot program in Mexico apply to our operating sites in those regions. Furthermore, the recent change in the U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

The Chemours Company

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success also depends on creating a diverse, inclusive, and empowered workforce – one that holds a multiplicity of viewpoints, stems from a variety of backgrounds, and brings an abundance of different life experiences to work. We believe our global workforce should reflect the viewpoints and diversity of the communities in which we operate. That combination of excellence and diversity is essential to continuing our strong track record of uncovering and delivering the innovative solutions society needs.

Diverse and Inclusive Leadership and Workforce

Our board of directors is comprised of nine individuals with diverse experience and credentials, selected for their acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the company with unique insights and fresh perspectives. The demographics of our board of directors include 33% women and 11% ethnically diverse individuals. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. Management of the Company is led by our President and Chief Executive Officer and the other members of our Chemours Executive Team (“CET”). The demographics of our CET include 25% women and 38% ethnically diverse individuals. Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

At December 31, 2020, we had approximately 6,500 employees globally, nearly all of which were full-time employees. Our employees’ global demographics consisted of approximately 78% male employees and approximately 22% female employees, and, in the U.S., approximately 19% of our employees were considered to be ethnically diverse. Approximately 14% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

In addition to Chemours employees, our total global workforce also includes contract workers that are available to support our manufacturing sites. Our number of contract workers varies throughout the year due to business needs and seasonal plant activities. These on-site contract workers provide services for facility maintenance, engineering services and construction support, operations, research and logistics support, equipment service and maintenance, custodial services, and site security services. Management believes that its relations with contract workers are good.

Corporate Responsibility Commitment

In 2018, we issued our inaugural Corporate Responsibility Commitment (“CRC”) Report, which expresses our commitment to our stakeholders to make chemistry as responsible as it is essential. This commitment is embedded within our growth strategy as a company. Our inaugural report included 10 ambitious goals targeted for completion by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. These goals are designed to promote accountability to our commitment and position us for long-term success. Our Inspired People pillar underlines our commitment to creating and sustaining a diverse, inclusive, and safe workplace. With a focus on creating a vibrant workplace culture that attracts, retains, and empowers the best and brightest in their fields, the following table sets forth our Inspired People goals and our relative progress at December 31, 2020.

Inspired People Goal (1)	At December 31, 2020
Fill 50% of all positions globally with women;	Approximately 22% of all global positions are filled with women;
Fill 20% of all U.S. positions with ethnically diverse employees;	Approximately 19% of all U.S. positions are filled with ethnically diverse employees;
Improve employee, contractor, process, and distribution safety performance by at least 75%; and,

For our most recent fiscal year (2,3):

- Our employee total recordable incident rate ("TRIR") was 0.34;

- Our contractor TRIR was 0.30;

- Our process safety tier 1 rate was 0.01;

- We had 3 distribution incidents; and,

Invest $50 million in our communities to improve lives by increasing access to science, technology, engineering, and math (“STEM”) skills, safety initiatives, and sustainable environment programs.	$4 million has been invested to improve lives by increasing access to STEM skills, safety initiatives, and sustainable environment programs within the communities in which we operate.
(1)	Inspired People goals are targeted for completion by December 31, 2030.
(2)	Rate is defined as number of events per 100 workers per year.
(3)	Our 2018 baseline metrics are as follows: employee TRIR of 0.28, contractor TRIR of 0.23, process safety tier 1 rate of 0.04, and 3 distribution incidents.

Ultimately, we believe that our efforts towards achieving each of these goals result in a company culture that views our individual differences, safety-focused mentality, and talent development initiatives as sources of competitive strength.

The Chemours Company

Safety Obsession

Responsible chemistry begins with our focus on the safety and health of people all along our value chain, including our own workforce. Our Safety Obsession is deeply rooted in our responsible chemistry ethos and is one of our five core values, emphasizing our steadfast belief that a safe workplace is a profitable workplace. Our safety commitment extends beyond ourselves and our manufacturing sites, and we make ongoing, upfront investments in our people, our facilities, and our processes to protect the safety and well-being of our workforce, our business partners, and the communities in which we operate.

Our Safety Obsession culture requires and encourages our global workforce to seek out training opportunities to increase safety literacy and capability at our sites. We offer computer-based learning, classroom-style learning, hands-on training and demonstration for proficiency, and mentoring and apprenticeship training for skill development. Our course content ranges from general safety awareness trainings to specialized trainings, covering topics such as hazardous materials, electrical safety, and so forth. Our training programs are tailored to individual employee roles, promoting the safety of our workforce while simultaneously providing the knowledge and skills necessary to maintain operational performance at our complex manufacturing facilities. In measuring the safety performance of our workforce, we monitor several metrics, including those set forth in our Inspired People goals above.

Beyond the physical safety aspects of our workplace, we also consider the emotional and psychological aspects of employee safety – an idea we refer to as holistic safety. Emotional and psychological safety exists when team members feel accepted and respected, allowing them to bring their authentic selves to work without fear of negative consequences to self-image, workplace status, or career opportunities. Holistic safety and business performance are interconnected, as an environment lacking emotional and psychological safety creates distraction, which may lead to workplace missteps and can result in physical accidents. At Chemours, the way in which we work is grounded in our Safety Obsession, which encompasses the physical, emotional, and psychological dimensions of safety. Holistic safety also acknowledges our aspiration to be a diverse, equitable, and inclusive company, where every employee is fully engaged and actively contributing to business results.

Consistent with our Safety Obsession, we have taken several actions during 2020 to promote the health, safety, and well-being of our workforce in response to the COVID-19 pandemic. Such actions have included requiring remote working arrangements where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. We have also provided our employees with opportunities to participate in webinar sessions focused on challenges that may be experienced during trying times, such as mental and financial health. We will continue to make decisions that promote the health and safety of our employees and contractors throughout the duration of the COVID-19 pandemic.

Professional Development

We encourage our employees to own their careers by taking the lead in their respective professional development journeys. We actively support our employees in their professional development, providing multiple learning opportunities and trainings. We also provide our employees with the necessary tools and resources to develop and produce the next generation of innovative chemistry products. Most notably, we recently opened our new 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Given our focus on experiential learning, we leverage special projects, short-term assignments, and cross-functional job rotations to further develop talent and support employees in meeting their professional aspirations. Semi-annual performance reviews, combined with annual career development planning and ongoing feedback, provide support in performance and development and help our people know where they excel and how they can improve.

Equitable Employee Compensation

We provide a total compensation package that is targeted to be competitive with the markets in which we compete for talent, while allowing individual employee pay to vary equitably based on performance, skills, and experience. Our compensation programs are globally aligned, and, where possible, our total rewards plans include base salary, incentives (short- and long-term), financial, physical, and mental well-being programs, and monetary and social recognition. We routinely review our total rewards practices in the markets in which we compete to ensure our plans allow us to recruit and retain the diverse talent we need to be successful. We are firmly committed to paying our employees in a fair and equitable manner, regardless of race or gender, and we have implemented global total rewards tools to promote equitable remuneration. To ensure we deliver on this commitment, we periodically engage with independent third-party consultants to review our compensation practices and recommend pay actions.

The Chemours Company

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our Corporate Responsibility Commitment, corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2020, our voluntary attrition percentage was approximately 6%.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are also accessible on our website at http://www.chemours.com by clicking on the section labeled “Investor Relations”, then on “Financials” and “SEC Filings”. These reports are made available, without charge, as soon as it is reasonably practicable after we file or furnish them electronically with the SEC at http://www.sec.gov.

The Chemours Company

Item 1A. RISK FACTORS

Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following identifies the material risk factors that could affect our business, results of operations, or financial condition. Past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Refer to our “Forward-looking Statements” for more details.

Risks Related to Legal Matters, Environmental Sustainability, and Regulations

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted legal claims, investigations, and litigation matters, such as product liability claims, patent infringement claims, anti-trust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts. We have noted a nationwide trend in purported mass tort and class actions against chemical manufacturers generally seeking relief, such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public and damages to natural resources. Various factors or developments in these nationwide trends or in the actions could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results and/or stock price, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed below, we are a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”); Aqueous Film Forming Foam (“AFFF”); per- and polyfluoroalkyl substances (“PFAS”); and other compounds.

We have received inquiries, government investigations, directives, multiple lawsuits, and other actions related to PFOA, GenX, AFFF, and PFAS as discussed in more detail in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. These or other governmental inquiries or lawsuits could lead to our incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) or otherwise. Additional lawsuits or inquiries also could be instituted related to these or other compounds in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to our existing operations, PFOA, HFPO Dimer Acid, AFFF, PFAS, or other compounds associated with our products or operations could result in us incurring additional costs and liabilities, which may be material to our financial results.

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we may be required to indemnify EID with regard to liabilities allocated to, or assumed by, us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters, as well as certain damages awards, settlements, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding Memorandum of Understanding (the “MOU”) addressing certain PFAS matters and costs as detailed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Disputes with the DuPont Indemnitees and others which may arise with respect to the MOU and PFAS matters, including disputes based on matters of law or contract interpretation, could materially adversely affect our financial condition.

The Chemours Company

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability.

Our operations and production facilities are dependent upon attainment and renewal of requisite operating permits and are subject to extensive environmental and health and safety laws, regulations, and enforcements at national, international, and local levels in numerous jurisdictions, relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products, storing and disposing of hazardous wastes, and product content and other safety concerns. Such laws include, but are not limited to:

•

U.S.-based regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”) and similar state and global laws for management and remediation of hazardous materials, the Clean Air Act (“CAA”) and Clean Water Act (“CWA”) and similar state and global laws for the protection of air and water resources, and the Toxic Substances Control Act (“TSCA”);

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

•	The EU Emissions Trading System and similar local and global laws for regulating GHG emissions; and,
•	Numerous local, state, federal, and foreign laws, regulations, and enforcements governing materials transport and packaging.

If we are found to be in violation of these laws, regulations, or enforcements, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. We also may be subject to changes in our operations and production based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.

Our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. Refer to “Environmental Matters” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

There is also a risk that one or more of our manufacturing processes, key raw materials, or products may be found to have, or be characterized or perceived as having, a toxicological or health-related impact on the environment or on our customers or employees or unregulated emissions, which could potentially result in our incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or as a result of litigation. In addition, the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled, phased-out, or banned. Changes in laws, science, or regulations, or their interpretations, and our customers’ perception of such changes or interpretations may also affect the marketability of certain of our products.

The Chemours Company

For example, in May 2016, the European Chemicals Agency (“ECHA”) accepted a proposal from France’s competent authority under REACH to change the classification of TiO2. ECHA’s Committee for Risk Action (“RAC”) provided the opinion that the evidence meets the criteria under the EU’s Classification, Labeling and Packaging (“CLP”) Regulation to classify TiO2 as a Category 2 Carcinogen (suspected human carcinogen) by inhalation. To implement this opinion, the EU Commission (“EC”) presented a draft of the full 14th Adaptation to Technical Progress (“ATP”), including a proposed classification (with notes) for the powder form of TiO2 as a Category 2 Carcinogen by inhalation, as a delegated act for scrutiny by EU Council and Parliament. The scrutiny period ended in February 2020, with publication to the Official Journal on February 18, 2020. The publication initiated an implementation period, and the act will come into enforcement on October 1, 2021. The impacts of the additional regulatory measures will include increased requirements for TiO2 product labeling and importing operations. This could increase our costs associated with our TiO2 manufacturing and handling processes.

In June 2019, the Member States Committee of ECHA also voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance, which could have an adverse effect on our results of operations, financial condition, and cash flows. In September 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern.

In connection with our Separation, we were required to assume, and indemnify EID for, certain liabilities. As we may be required to make payments pursuant to these indemnities or under the cost-sharing provisions of the MOU, we may need to divert cash to meet those obligations, and our financial results could be negatively affected. In addition, the obligations of EID to indemnify us and/or the obligation of the DuPont Indemnitees to share costs for certain liabilities may not be sufficient to insure us against the full amount of the applicable liabilities for which it will be allocated responsibility, and EID and/or the DuPont Indemnitees may not be able to satisfy their obligations in the future.

Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement we entered into with EID prior to the Separation, we were required to assume, and indemnify EID for, certain liabilities. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters, as well as certain damages awards, settlement amounts, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding MOU addressing certain PFAS matters and costs as detailed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Disputes with the DuPont Indemnitees and others, which may arise with respect to the MOU, PFAS matters, indemnification, and/or cost-sharing matters, including disputes based on matter of law or contract interpretation, could materially adversely affect our business, financial condition, results of operations, and cash flows. As described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, multiple lawsuits have been filed by third parties containing allegations that EID’s separation of Chemours was fraudulent.

Third parties could also seek to hold us responsible for any of the liabilities of the EID businesses. EID has agreed to indemnify us for such liabilities, but such indemnity from EID may not be sufficient to protect us against the full amount of such liabilities, and EID may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from EID any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations, and cash flows. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information.

In connection with our Separation, we were required to enter into numerous Separation-related and commercial agreements with our former parent company, EID, which may not reflect optimal or commercially beneficial terms to us.

Commercial agreements we entered into with EID prior to the Separation were formed in the context of the Separation while we were still a wholly-owned subsidiary of EID. Accordingly, during the period in which the terms of those agreements were formed, we did not have an independent board of directors or management independent of EID. Certain commercial agreements, having long terms and commercially-advantageous cancellation and assignment rights to EID, may not include adjustments for changes in industry and market conditions. There is a risk that the pricing and other terms under these agreements may not be commercially beneficial and may not be able to be changed in the future. The terms relate to, among other things, the allocation of assets, liabilities, rights, and obligations, including the provision of products and services and the sharing and operation of property, manufacturing, office, and laboratory sites, and other commercial rights and obligations between us and EID.

The Chemours Company

If the distribution, in connection with the Separation, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability.

EID received a ruling from the U.S. Internal Revenue Service (“IRS”) substantially to the effect that, among other things, the distribution in connection with the Separation qualified as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (“IRC”). The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, in form and substance acceptable to EID, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and Section 368(a)(1)(D) of the IRC, and certain transactions related to the transfer of assets and liabilities to us in connection with the Separation and distribution would not result in the recognition of any gain or loss to us, EID, or our stockholders. The IRS Ruling and the tax opinion relied on certain facts, assumptions, and undertakings, and certain representations from us and EID, regarding the past and future conduct of both respective businesses and other matters, and the tax opinion relies on the IRS Ruling. Notwithstanding the IRS Ruling and the tax opinion, the IRS could determine that the distribution or such related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations, or undertakings were not correct, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the tax opinion that are not covered by the IRS Ruling.

If the distribution ultimately was determined to be taxable, then a stockholder of EID that received shares of our common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of EID’s current and accumulated earnings and profits. Any amount that exceeded EID’s earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of EID stock with any remaining amount being taxed as a capital gain. EID would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of our common stock held by EID on the distribution date over EID’s tax basis in such shares. In addition, if certain related transactions fail to qualify for tax-free treatment under U.S. federal, state, and/or local tax law, and/or foreign tax law, we and EID could incur significant tax liabilities under U.S. federal, state, and/or local tax law, and/or foreign tax law.

Generally, taxes resulting from the failure of the Separation and distribution or certain related transactions to qualify for non-recognition treatment under U.S. federal, state, and/or local tax law, and/or foreign tax law, would be imposed on EID or EID’s stockholders and, under the tax matters agreement that we entered into with EID prior to the Separation, EID is generally obligated to indemnify us against such taxes to the extent that we may be jointly, severally, or secondarily liable for such taxes. However, under the terms of the tax matters agreement, we are also generally responsible for any taxes imposed on EID that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the IRC or the failure of such related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events, or transactions relating to our or our affiliates’ stock, assets, or business, or any breach of our or our affiliates’ representations, covenants, or obligations under the tax matters agreement (or any other agreement we enter into in connection with the Separation and distribution), the materials submitted to the IRS or other governmental authorities in connection with the request for the IRS Ruling or other tax rulings or the representation letter provided to counsel in connection with the tax opinion. Events triggering an indemnification obligation under the agreement include events occurring after the distribution that cause EID to recognize a gain under Section 355(e) of the IRC. Such tax amounts could be significant. To the extent we are responsible for any liability under the tax matters agreement, there could be a material adverse impact on our business, financial condition, results of operations, and cash flows in future reporting periods.

Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability, and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

The Chemours Company

Risks Related to COVID-19

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

Throughout 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. As of the filing of this Annual Report on Form 10-K, we continue to experience minimal disruption in our operations and business-related processes. However, due to reduced consumer demand for certain of our customers’ end-products, we have experienced the negative impact of COVID-19 in our results of operations, and we anticipate that this weakened consumer demand will continue to have a negative impact on our financial results. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for further information. We are continuously monitoring the effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also continuously monitoring the operational and financial impacts of evolving restrictive local and national laws and regulations, as well as recommendations set forth by public health organizations and governmental organizations to impede the spread of COVID-19.

The extent to which the COVID-19 pandemic will continue to adversely impact our Company depends on currently evolving factors, as well as future developments that we are not able to predict with certainty. Such factors and potential developments may include but are not limited to:

•	the duration, intensity, mutation, and spread of the virus, including how quickly and to what extent normal economic and operating conditions can resume;
•	the health of our employees, and our ability to meet staffing needs at our manufacturing sites and in other critical functions;
•	the health of the workforce of certain third-party service providers or contractors, and their ability to provide contracted services at our manufacturing sites or in other critical functions;
•

federal, state, local, and foreign governmental and/or self-imposed actions that promote general safety and well-being, such as restrictions on travel and transport, regional quarantines, temporary site or office closures, and other social distancing measures, as well as the successful widespread distribution of vaccines;

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
•

supply chain inefficiencies or ineffectiveness, including raw materials shortages, driven by the impacts of COVID-19 on our suppliers, as well as any increases in freight expense or other costs of transport;

•

modifications to our operating footprint driven by potential future developments, such as decreases in consumer demand, geographical spread of the virus, and additional restrictive federal, state, local, and foreign government actions;

•	impairments to our fixed and/or intangible assets, including goodwill, that may be recorded due to weaker prolonged economic conditions;
•	interruptions in any services provided by our business partners; and,
•

the potential negative impacts on our internal controls over financial reporting, including potential future significant deficiencies or material weaknesses, as a result of changes in working environments.

The Chemours Company

The widespread outbreak of any illness or communicable disease could result in, and in the instance of the COVID-19 pandemic has resulted in, a significant health crisis that adversely affects local and global economies and financial markets, including the companies that operate within these conditions. Each of the above considerations related to the COVID-19 pandemic remain highly uncertain and subject to change, continue to evolve, and have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows. However, we cannot predict with certainty the magnitude of such impacts at this time. The impact of COVID-19 may also exacerbate our other risks, as described in this Item 1A – Risk Factors, any of which could have a material effect on us. The situation continues to evolve at a rapid pace, and additional impacts of which we are not currently aware may also arise.

Risks Related to Our Business Performance

Operating as a multi-national corporation presents risks associated with global and regional economic downturns and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards).

Our business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as tariffs on international trade, border adjustments for certain products, and a changing financial regulatory environment that could affect the global economy. Such global economic conditions may be further affected by physical risks that stem from a number of root causes, including natural disasters, climate change, and/or travel-based restrictions that may be driven by geo-political activities, military actions, terrorism, and the spread of pandemics, such as the COVID-19 pandemic.

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

In addition to the general risks associated with operating in the global economy, our revenue and profitability are largely dependent on the TiO2 pigment industry and the industries that are the end-users of our fluorochemicals and fluoropolymers. TiO2 pigment, fluorochemicals, and fluoropolymers are used in many “quality of life” products for which demand historically has been linked to global, regional, and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events, which may or may not impact all of our businesses at the same time or to the same degree, are likely to cause a decrease in the demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. Our future Ti-PureTM demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets. In addition, because demand for our fluorochemicals is driven in part by industry needs to comply with certain mandated environmental regulations (such as markets for refrigerants and foams with low GWP), changes in, the elimination of, or lack of enforcement of such environmental regulations in the U.S., the EU, or other jurisdictions can also negatively impact demand for such products and, as a result, our results of operations and financial condition.

The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected.

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors, such as price, product quality, and service. We face significant competition from major international and regional competitors. Some of our competitors have announced plans to expand their chloride capacity. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily available production capacity during the previous five years. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology. Similarly, we compete with various producers in our Thermal & Specialized Solutions and Advanced Performance Materials businesses, and the risk of substitution of these producers by our customers could increase if these producers develop better capabilities to manufacture products similar to our specialty products.

The Chemours Company

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and tradenames are important to our business. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend, or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors, alleging our products infringe upon third-party intellectual property rights.

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

Our manufacturing processes consume significant amounts of energy and raw materials, the costs of which may be subject to worldwide supply and demand factors, global trade regulations and tariffs, GHG emissions-based regulations, and other factors beyond our control. Variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results from period to period. Additionally, to the extent climate change regulations and restrictions are not stringently imposed in the countries in which our competitors operate, our competitors could gain cost or other competitive advantages. Consolidation in the industries providing our raw materials may also have an impact on the cost and availability of such materials. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials, and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems.

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

Our reported results and financial condition could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.

Due to our international operations, we transact in many foreign currencies, including, but not limited to, the euro, the Mexican peso, the Chinese yuan, and the Japanese yen. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net sales and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, depreciation of the euro against the U.S. dollar has historically negatively impacted our results of operations, and further decline of the euro could affect future periods. We also have certain indebtedness denominated in the euro, and, during times of a strengthening euro relative to the U.S. dollar, our overall debt obligations denominated in U.S. dollars will increase.

The Chemours Company

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

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets, our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets, and our ability to adapt to changing regulations. We must continue to develop lower-emission manufacturing technologies and identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation with regard to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws, regulations, or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve our expected benefits associated with new products developed to meet new laws, regulations, or enforcements if the implementation of such laws, regulations, or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

If our long-lived assets become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of long-lived assets on our consolidated balance sheets. Under GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets may not be recoverable, include, but are not limited to, changes in the industrial, economic, political, social, and physical landscapes in which we operate, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets is determined, negatively impacting our results of operations.

We are currently in the process of constructing a new Mining Solutions facility in Gomez Palacio, Durango, Mexico. Following the commencement of the construction, several lawsuits were filed, which resulted in suspension of construction and nullification of our environmental permit at the site. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information.

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

The Chemours Company

We are subject to continuing contingent tax-related liabilities of EID.

There are several significant areas where the liabilities of EID may become our obligations. For example, under the Internal Revenue Code (“IRC”) and the related rules and regulations, each corporation that was a member of EID’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the Separation and distribution, we entered into a tax matters agreement with EID that allocates the responsibility for prior period taxes of EID’s consolidated tax reporting group between us and EID. If EID were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, PFAS escrow funding requirements, capital expenditures, and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flows and our ability to meet our obligations, including our PFAS escrow funding requirements, or make cash distributions depends upon the cash flows of our operating companies and any future subsidiaries, as well as the payment of funds by our operating companies and any future subsidiaries in the form of dividends or otherwise. The ability of our operating companies and any future subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities, and legal restrictions regarding the transfer of funds.

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

From time to time, we may announce certain key financial and non-financial targets that are expected to serve as benchmarks for our performance for a given time period, including goals for our future net sales growth, adjusted earnings before interest, taxes, depreciation, and amortization, adjusted earnings per share, free cash flows, return on invested capital, net leverage ratio, corporate responsibility, and/or sustainability. Our failure to meet one or more of these key targets may negatively impact our results of operations, stock price, and stockholder returns. The factors influencing our ability to meet these key targets include, but are not limited to, changes in the global economic environment, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our undertaking of an acquisition, joint venture, or other strategic arrangement, the outcome of any new or existing litigation, our failure to comply with new or existing laws or regulations, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

The Chemours Company

Risks Related to Our Operations

Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations and financial condition.

One of the ways we may improve our business is through the expansion or improvement of our facilities. Construction of additions or modifications to facilities involves numerous regulatory, environmental, political, legal, and economic uncertainties that are beyond our control and are subject to various start-up risks and consent to operate. Difficulties in obtaining any of the requisite licenses, permits, and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, or prevent the construction or opening of such facilities. Our expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms, or at all. As a result, these projects may not be completed on schedule, at the budgeted cost, or at all, which may adversely affect our results of operations, financial condition, and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project or may be negatively impacted by regulatory or other developments relating to the chemicals we use or manufacture. As a result, we may not be able to realize our expected investment return, which could also adversely affect our results of operations, financial condition, and cash flows.

We periodically assess our manufacturing operations in order to manufacture and distribute our products in the most efficient manner and to minimize the potential impacts of climate-related physical risks on our operations. Based on our assessments, we may make strategic decisions regarding our manufacturing operations, such as capital improvements to modernize certain units and/or improve structural resilience, move manufacturing or distribution capabilities from one plant or facility to another plant or facility, discontinue manufacturing or distributing certain products, or close or divest all or part of a manufacturing plant or facility, some of which have significant shared services and lease agreements with EID. These agreements may adversely impact our ability to make these strategic decisions regarding our manufacturing operations. Further, if such agreements are terminated or revised, we would have to assess and potentially adjust our manufacturing operations, the closure or divestiture of all or part of a manufacturing plant or facility that could result in future charges that could be significant.

Hazards associated with chemical manufacturing, storage, containment, and transportation could adversely affect our results of operations.

There are hazards associated with chemical manufacturing and the related storage, containment, and transportation of raw materials, products, and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe-handling of these materials, issues could be created by various events, including unforeseen accidents or defects, natural disasters, severe weather events, acts of sabotage, military actions, terrorism, and performance by third parties, including tenants at certain of our manufacturing facilities, and, as a result, we could face the following potential hazards:

•	piping and storage tank leaks and ruptures;
•	mechanical failure;
•	employee exposure to hazardous substances;
•	fires and explosions; and,
•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

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

Business and/or supply chain disruptions, plant downtime, power outages, and/or information technology system and network disruptions, regardless of cause, including acts of sabotage, employee error or other actions, geo-political activity, military actions, and terrorism (including cyberterrorism) could seriously harm our operations, as well as the operations of our customers and suppliers. Further, the nature of our business dictates that we maintain significant concentrations of physical assets in geographic locations which may be vulnerable to the impacts of climate change, including significant changes in storm patterns and intensities, water shortages, increasing atmospheric and water temperatures, and rising sea levels. Such events could also seriously harm our operations, as well as the operations of our customers and suppliers, and accordingly, we continue to study the long-term implications of changing climate parameters on plant siting, operational issues, and water availability. Any of the aforementioned disruptions and/or events could have a negative impact on our business, results of operations, financial condition, and cash flows.

Failure to effectively prevent, detect, and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or other actions, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Such risks are particularly relevant in consideration of remote working arrangements utilized by our workforce where practicable during the COVID-19 pandemic. Like most major corporations, we have been, and expect to be, the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 pigment by third parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We plan to actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

Our information technology is provided by a combination of internal and external services and service providers, and we rely on information technology in many aspects of our business, including internal and external communications, and the management of our accounting, finance, and supply chain functions. Further, our business involves the use, storage, and transmission of information about customers, suppliers, and employees. As we become more dependent on information technology to conduct our business, and as the number and sophistication of cyberattacks increases, the risks associated with cybersecurity, information security, and data privacy also increase. In response to such risks, we provide our employees with cyber and information security training on a periodic and an annual basis. Failure to maintain effective internal control over our information technology and infrastructure could materially adversely affect our business, financial condition, or results of operations, and/or have a material adverse impact on our stock price.

Preparedness plans pertaining to the physical- and cyber-related aspects of our business have been developed and detail the actions needed in the event of unforeseen events or severe weather. We also engineer our facilities to better withstand these events and hold limited insurance coverage to protect against losses from physical damages and business interruptions. These measures have historically been in place, and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

The Chemours Company

Risks Related to Our Indebtedness

Our current level of indebtedness could adversely affect our financial condition, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2020, we had approximately $4.1 billion of indebtedness. At December 31, 2020, together with the guarantors, we had approximately $1.3 billion of indebtedness outstanding under our senior secured credit facilities, and an $800 million revolving credit facility (“Revolving Credit Facility”) capacity, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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
•

requiring us to provide additional credit support, such as letters of credit or other financial guarantees, to our customers, suppliers, or regulators, thereby limiting our availability of funds under our Revolving Credit Facility;

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

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for further discussion related to our indebtedness.

The Chemours Company

Despite our current level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

Notwithstanding our current level of indebtedness, we may incur significant additional indebtedness in the future, including additional secured indebtedness (including the $800 million maximum capacity under the Revolving Credit Facility) that would be effectively senior to our outstanding notes. Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

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

The agreements governing our indebtedness, including the outstanding notes, contain, and the agreements governing future indebtedness and future debt securities may contain, significant restrictive covenants and, in the case of the Revolving Credit Facility, financial maintenance and negative covenants that will limit our operations, including our ability to engage in activities that may be in our long-term best interests. These restrictive covenants may limit us, and our restricted subsidiaries, from taking, or give rights to the holders of our indebtedness in the event of, the following actions:

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. As of December 31, 2020, we had approximately $1.3 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates.

Beginning in the second quarter of 2020, we elected to expand our cash flow hedge program and enter into interest rate swaps, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our Senior Secured Credit Facilities denominated in U.S. dollars. Refer to “Note 26 – Financial Instruments” to the Consolidated Financial Statements for further details regarding our interest rate swaps designated as a cash flow hedge.

General Risk Factors

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

The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs, are subject to the sole discretion of our board of directors and, in the context of our financial policy and capital allocation strategy, will depend upon many factors, including our financial condition, operating results, cash flows, and relevant prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our board of directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase our common shares in the future.

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

The Chemours Company

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

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if an acquisition proposal or offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our and/or our stockholders’ best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Several of the agreements that we have entered into with EID require EID’s consent to any assignment by us of our rights and obligations, or a change of control of us, under the agreements. The consent rights set forth in these agreements might discourage, delay, or prevent a change of control that a stockholder may consider favorable.

Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management and other key employees.

Our success depends on the performance of our key employees, including our senior management team. If we are unable to attract, retain, identify, and develop a talented, diverse set of leaders, whether due to technical, geographical, social, or other differences, our results of operations, financial condition, and cash flows could be adversely affected. Further, if we are unable to effectively plan for the succession of our senior management team, our results of operations, financial condition, and cash flows could be adversely affected, as we may be unable to realize our business strategy. While our ongoing personnel practices identify a succession process for our key employees, we cannot guarantee the effectiveness of this process, the continuity of highly-qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession, including its impacts on our general operations and on our internal controls over our financial reporting.

The Chemours Company

Item 1B. UNRESOLVED STAFF COMMENTS

None.

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

The following chart sets forth our production facilities at December 31, 2020.

Production Facilities
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Shared Locations
North America	DeLisle, Mississippi New Johnsonville, Tennessee Jesup, Georgia (Mine) (1) Nahunta, Georgia (Mine) (1) Offerman, Georgia (Mineral Separation) Starke, Florida (Mine & Mineral Separation)	Corpus Christi, Texas El Dorado, Arkansas (1) LaPorte, Texas (1) Louisville, Kentucky (1)	Deepwater, New Jersey Elkton, Maryland (1) Fayetteville, North Carolina Louisville, Kentucky Parlin, New Jersey (1) Washington, West Virginia	Memphis, Tennessee	Belle, West Virginia (3)
Europe, the Middle East, and Africa			Mechelen, Belgium Villers St. Paul, France (1)		Dordrecht, Netherlands (4)
Latin America	Altamira, Mexico	Barueri, Brazil (1) Manaus, Brazil (1) Monterrey, Mexico (1)
Asia Pacific	Kuan Yin, Taiwan	Chiba, Japan (2)	Shimizu, Japan (2) Sichuan, China (2)		Changshu, China (2,4)
(1)	Site is leased from a third party.
(2)	Site with joint venture equity affiliates.
(3)	Shared site between the Thermal & Specialized Solutions and Chemical Solutions segments.
(4)	Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support.

The following chart sets forth our stand-alone technical centers at December 31, 2020.

Technical Centers
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Shared Locations
North America					Newark, Delaware (3) Wilmington, Delaware (1,2)
Europe, the Middle East, and Africa	Kallo, Belgium (1)				Meyrin, Switzerland (1,2)
Latin America	Mexico City, Mexico (1)
Asia Pacific					Shanghai, China (1,3)
(1)	Site is leased from a third party.
(2)	Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(3)	Shared site between the Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials segments.

The Chemours Company

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2021. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

We recognize that the security and safety of our operations are critical to our employees and communities, as well as our future. Physical security measures have been combined with process safety measures, administrative procedures, and emergency response preparedness into an integrated security plan. We conduct vulnerability assessments at our operating facilities in the U.S., as well as high-priority sites worldwide, and as a result, identify and implement the appropriate measures to protect these facilities from physical and cyberattacks. We also maintain preparedness plans that detail actions needed to recover from acute severe weather events, natural disasters, or other events that could disrupt our business. We engineer our facilities to better withstand these events and hold limited insurance coverage to protect against losses from physical damages and business interruptions. These measures have historically been in place, and these activities and associated costs are driven by normal operational preparedness.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. We have excluded matters that we expect to result in sanctions of less than $1 million, if any.

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these and other litigation matters is included in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Fayetteville, North Carolina

Actions related to Fayetteville, as discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, other than those by the State of North Carolina, are shown below.

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

The Chemours Company

Environmental Proceedings

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR”, formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“ISZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. The agencies have published several reports between 2016 and 2019, all of them publicly available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”). Between December 2018 and March 2019, DCMR imposed several fines, aggregating to an amount of €1.75 million, after performing waste water tests that detected low levels of legacy PFOA. We have appealed the fines, and judgement was rendered on December 16, 2020. The court stated that Chemours did not deliberately discharge waste water containing PFOA and ruled that DCMR must reimburse Chemours for 50% of the collected fines, plus court and legal fees.

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”), alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to the EPA in March 2019, asserting that we have not violated environmental laws. We also received an NOV in April 2020 from the North Carolina Department of Environmental Quality (“NC DEQ”), alleging an air permit violation under the North Carolina Administrative Code. At this time, management does not believe that a loss is probable related to the matters in these NOVs. In January 2021, we received an NOV from NC DEQ, alleging violations related to the Old Outfall 002 treatment system and requesting additional information. We are reviewing the NOV and will respond to the agency. A loss is reasonably possible for this NOV, but not estimable at this time. Further discussion related to these matters is included in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines in Starke, Florida, Jesup, Georgia, and Nahunta, Georgia, as well as our mineral sands separation facility in Offerman, Georgia, is included in Exhibit 95 to this Annual Report on Form 10-K.

The Chemours Company

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following list sets forth our executive officers and a summary of their professional experience.

Mark P. Vergnano, age 63, serves as our President and CEO. Prior to joining Chemours, he held roles of increasing responsibility at EID. In October 2009, Mr. Vergnano was appointed Executive Vice President of EID and was responsible for multiple businesses and functions, including the businesses in the Chemours segment: EID Chemicals and Fluoroproducts and Titanium Technologies. In June 2006, he was named Group Vice President of EID Safety and Protection. In October 2005, he was named Vice President and General Manager – Surfaces and Building Innovations. In February 2003, he was named Vice President and General Manager – Nonwovens. Prior to that, he had several assignments in manufacturing, technology, marketing, sales, and business strategy. Mr. Vergnano joined EID in 1980 as a process engineer. Mr. Vergnano was appointed Chairman of the National Safety Council in 2017 and served on its board of directors from 2007 to 2020. He has also served on the board of directors of the American Chemistry Council since 2015 and was appointed Chairman in 2019, and he has served on the board of directors of Johnson Controls International plc since 2016. He previously served on the board of directors of Johnson Controls, Inc. from 2011 to 2016.

Mark E. Newman, age 57, serves as our Senior Vice President and COO. Mr. Newman was appointed Senior Vice President and COO in June 2019, prior to which time he had served as our Senior Vice President and Chief Financial Officer (“CFO”) since November 2014. Mr. Newman joined Chemours in November 2014 from SunCoke Energy, Inc. (“SunCoke”), where he was SunCoke’s Senior Vice President and CFO and led its financial, strategy, business development, and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners, L.P. in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President – Remarketing and Managing Director of SmartAuction, Ally Financial Inc. (previously, the General Motors Acceptance Corporation). Mr. Newman began his career at the General Motors Company in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and CFO of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and, Vice President – North America and CFO. Mr. Newman has served on the board of Altria Group, Inc. since February 2018.

Sameer Ralhan, age 47, serves as our Senior Vice President and CFO. Mr. Ralhan was appointed Senior Vice President and CFO in June 2019. Mr. Ralhan joined Chemours in November 2014 and has held several positions of increasing responsibility in strategy, mergers and acquisitions (“M&A”), finance, and treasury. He served as Vice President, Business Finance and Treasurer from 2018 to 2019, retaining his responsibilities as Treasurer until August 2020, and Vice President, Business Finance and Head of M&A from 2016 to 2018. He also served as Treasurer and Head of M&A from 2015 to 2016, and Head of M&A from 2014 to 2015. Prior to joining Chemours, Mr. Ralhan served as a Managing Director in the Global Natural Resources Group of Goldman Sachs & Co. During his tenure at Goldman Sachs and Co., from 2007 to 2014, he advised companies in the chemicals, industrials, and basic materials sectors on M&A, portfolio transformations, corporate finance matters, and capital markets transactions. Mr. Ralhan also served as an associate in the investment banking group of Bank of America Securities, LLC from 2004 to 2007. Mr. Ralhan began his career as a Chemical Engineer and brings chemicals industry operating experience from his time (1998 – 2002) at Aspen Technology, Inc., where, as an advanced process control engineer, he executed manufacturing process improvement and operational enhancement initiatives for several global chemical and petrochemical companies.

Edwin C. Sparks, age 47, currently serves as our President – Fluoroproducts (comprised of Thermal & Specialized Solutions and Advanced Performance Materials) and President – Chemical Solutions. Beginning March 1, 2021, Mr. Sparks will serve as our President – Titanium Technologies and President – Chemical Solutions. Mr. Sparks was appointed to his current roles in October 2019 and April 2018, respectively. Previously, he served as Director of Corporate Strategy from 2017 to 2018 and Global Planning Director – Titanium Technologies from 2016 to 2017. He also served as the Asia Pacific Regional Business Director – Titanium Technologies from 2015 to 2016, based in Singapore. Prior to joining Chemours, he held leadership positions of increasing scope in the EID Titanium Technologies business, with responsibilities including sales, marketing, operations, strategy, and technology. Mr. Sparks joined EID in 1994 as a process engineer.

Bryan Snell, age 64, currently serves as our President – Titanium Technologies. Mr. Snell will retire from the Company in 2021 following the completion of a transition period which has yet to be determined. Mr. Snell was appointed President – Titanium Technologies in May 2015. Previously, he served as Planning Director – EID Performance Chemicals from 2014 to 2015. Prior to that, he held leadership positions in EID Titanium Technologies, including Planning Director from 2011 to 2012 in Wilmington, Delaware and from 2012 to 2013 in Singapore, and Global Sales and Marketing Director from 2008 to 2010. Mr. Snell served as Regional Operations Director – EID Coatings and Color Technologies Platform in 2007 and 2008. He was based in Taiwan from 2002 to 2006, in the roles of Plant Manager – Kuan Yin Plant and Asia Pacific Regional Director, EID Titanium Technologies. Mr. Snell joined EID in 1978 as a process engineer and has experience in nuclear and petrochemical operations, as well as sales, business strategy, and mergers and acquisitions.

The Chemours Company

Alisha Bellezza, age 45, will serve as our President – Thermal & Specialized Solutions, beginning March 1, 2021, having led the business since July 2020. Ms. Bellezza joined Chemours in 2015 to launch the investor relations function, before becoming our Vice President, Treasurer and Head of Investor Relations from 2016 to 2018. More recently, she held the position of Vice President, Global Sales, Commercial Operations & Supply Chain in the Titanium Technologies segment from 2018 to 2020. Prior to Chemours, Ms. Bellezza held positions with increasing responsibility in Investor Relations, Corporate Strategy & Development, and Finance at FMC Corporation in the Agricultural Products Group and at the Corporate level from 2006 to 2015. She began her career as a financial analyst in banking at Bank One corporation and First Bank & Trust, holding progressive leadership positions before joining Verizon Communications in 2003 to 2006.

Denise Dignam, age 55, will serve as our President – Advanced Performance Materials, beginning March 1, 2021. Ms. Dignam joined Chemours in 2015 and has served as our Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

David C. Shelton, age 57, serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to Chemours, Mr. Shelton was appointed Associate General Counsel for EID in 2011 and was responsible for the U.S. Commercial team, which included the business lawyers and paralegals counseling all EID business units, with the exception of Agriculture. Mr. Shelton also served as the Commercial Attorney to a variety of EID businesses including the Performance Materials platform, which he advised on international assignment in Geneva, and the businesses now comprising Chemours. Prior to that, Mr. Shelton advised the company on environmental and remediation matters as part of the environmental legal team. Mr. Shelton joined EID in 1996, after seven years in private practice as a litigator in Pennsylvania and New Jersey.

Susan M. Kelliher, age 54, serves as our Senior Vice President, Human Resources and Health Services. Ms. Kelliher joined Chemours in 2017 from Albemarle Corporation (“Albemarle”), where she served as Senior Vice President – Human Resources for the global specialty chemical company. Prior to Albemarle, she served as Vice President – Human Resources at Hewlett Packard, where she held a number of leadership positions on global teams including Imaging and Printing and Global Sales & Enterprise Marketing from 2007 to 2012. Before joining Hewlett Packard, Ms. Kelliher served as Vice President – Human Resources for Cymer, Inc. (“Cymer”), where she led the people function. She joined Cymer from The Home Depot where, from 2004 to 2007, she was the Vice President – Human Resources for the growth engines of the company – Business Development, and Home Services including responsibility for due diligence and integration for the company’s acquisitions. From 2000 to 2004, Ms. Kelliher served as Senior Director of Human Resources for Corporate Business Development and International Operations for the Raytheon Company (“Raytheon”). Prior to Raytheon, she served as the Director of Human Resources – Western Region for YUM! Brands, Pizza Hut division from 1995 to 2000. Ms. Kelliher started her career at Mobil Oil, where her career progressed through a variety of assignments including support for new ventures in Europe, Russia, and Africa from 1990 to 1995.

Alvenia Scarborough, age 47, serves as our Senior Vice President, Corporate Communications and Chief Brand Officer. Ms. Scarborough was appointed to this role in October 2020, after serving as Senior Director of Corporate Communications and Brand Marketing since July 2015. Prior to Chemours, Ms. Scarborough held a variety of corporate communications and marketing communications positions with increasing responsibility across brand development, corporate reputation, media relations, employee communications, and digital marketing. Ms. Scarborough brings over two decades of communications experience with leading multinational companies, including: EID, where she served as the Corporate Leader, Brand Management, Protection and Licensing from 2013 to 2015 and Global Director, Business Communications and Brand Marketing from 2011 to 2013; Newell Rubbermaid, where she served as the Director, Business Communications and Brand Marketing, Global Technology Brands from 2009 to 2010; and Kodak Alaris, where she served as Director of Marketing & Communications, Consumer Imaging from 2000 to 2009, where she spent several years as a product management commercial leader. Ms. Scarborough’s unique experience and modern approach to communications have resulted in multiple industry awards and recognition for breakthrough social media and advertising campaigns.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 43,248 at February 8, 2021. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

2017 Share Repurchase Program

On November 30, 2017, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $500 million, plus any associated fees or costs in connection with our share repurchase activity (the “2017 Share Repurchase Program”). Under the 2017 Share Repurchase Program, shares of our common stock were purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2017 Share Repurchase Program became effective on November 30, 2017 and was announced to the public on December 1, 2017. On May 31, 2018, we completed the aggregate $500 million in authorized purchases of our issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and accounted for using the cost method.

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2018 Share Repurchase Program”). On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and was originally scheduled to continue through the earlier of its expiration on December 31, 2020 or the completion of repurchases up to the approved amount. On December 8, 2020, our board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

As of December 31, 2020, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock, which amounted to $572 million at an average share price of $37.52 per share. There were no share repurchases under the 2018 Share Repurchase Program for the three months ended December 31, 2020. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at December 31, 2020 was $428 million.

The Chemours Company

Stock Performance Graph

The following graph presents the five-year cumulative total stockholder returns for our common stock compared with the Standard & Poor’s (“S&P”) MidCap 400 and the S&P MidCap 400 Chemical indices.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2015, and that all dividends were reinvested.

Item 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included.

Pursuant to the reporting requirements under the Exchange Act, we are required to and have previously filed reports and information with the SEC, including reports on the following forms: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and information have been filed or furnished with the SEC and are available electronically, both with the SEC and on our company website, as referenced under the caption “Available Information” within this Part I of our Annual Report on Form 10-K.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed within Item 1A – Risk Factors in this Annual Report on Form 10-K.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, mining, and oil and gas. Our principal products include TiO2 pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. We manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications.

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in more than 100 million confirmed infections, over two million deaths, and continues to spread throughout the world. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the Americas and Europe, we continue to experience minimal disruption in our operations and business-related processes. We have taken a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. Due to reduced consumer demand for certain of our customers’ end-products, however, we have experienced the negative impact of COVID-19 in our results of operations, and while certain markets and regions have started to exhibit early stages of market recovery, we anticipate that weakened consumer demand will continue to have a negative impact on our financial results. Refer to the “Segment Reviews”, “2021 Outlook”, and “Liquidity and Capital Resources” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are innumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in this Annual Report on Form 10-K.

The Chemours Company

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. As a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, we drew $300 million from our revolving credit facility on April 8, 2020, which we subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. We also elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in the fourth quarter of 2020. We continue to anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least February 2022. Additionally, we continue to engage in scenario planning, and, as further discussed in the “Liquidity and Capital Resources” sections of this MD&A, we have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity, including exercising careful discretion in our near-term operating and capital spending decisions. We will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

MOU with the DuPont Indemnitees and Settlement of PFOA Multi-District Litigation

In January 2021, we entered into a binding MOU with DuPont, Corteva, and EID, reflecting the parties’ agreement to share potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). Qualified Spend is further described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements and is defined in the MOU.

The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to our cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in our cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU. Pursuant to the terms of the MOU, the parties have agreed to release certain claims regarding our Delaware lawsuit and pending confidential arbitration (concerning the indemnification of specified liabilities that EID assigned to us in its spin-off), including that we have released any claim set forth in the complaint filed in the Delaware lawsuit, any other similar claims arising out of or resulting from the facts recited by us in the complaint or the process and manner in which EID structured or conducted the spin-off, and any other claims that challenge the spin-off or the assumption of Chemours Liabilities (as defined in the Separation Agreement) by us and the allocation thereof, subject in each case to certain exceptions set out in the MOU. The parties have further agreed not to bring any future, additional claims regarding the Separation Agreement or the MOU outside of arbitration.

In order to support and manage the payments for potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, we shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, we shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, we will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by us into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash on our consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125 million. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200 million. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on our consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU prior to February 28, 2021.

The Chemours Company

In January 2021, we and EID entered into settlement agreements with counsel representing the multi-district litigation (“MDL”) plaintiffs, providing for a settlement of all but one of the 96 filed and pending cases in the MDL, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs will be resolved for approximately $83 million (the “Second MDL Settlement”). We will contribute approximately $29 million, and DuPont and Corteva will each contribute approximately $27 million to the Second MDL Settlement. At December 31, 2020, we have accrued approximately $29 million associated with this matter, which we will pay once the settlements are finalized. The settlements are expected to be finalized in the first quarter of 2021.

Change in Segment Reporting

During the fourth quarter of 2020, we changed the level of detail at which our CODM regularly reviews and manages certain of our businesses, resulting in the bifurcation of our former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). We now manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. This change allows us to enhance our customer focus and better align our business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to our shareholders. Our historical segment information has been recast to conform to the current segment structure.

Senior Unsecured Notes Due November 2028

In November 2020, we issued an $800 million aggregate principal amount of 5.750% senior unsecured notes due November 2028 (the “2028 Notes”). We received proceeds of $790 million, net of underwriting fees and other related expenses of $10 million, which are deferred and amortized to interest expense over the term of the 2028 Notes. The net proceeds from the 2028 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the remaining $908 million aggregate principal amount of our 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”). In connection with the purchase and redemption of the remaining 2023 Dollar Notes, we incurred a loss on extinguishment of $22 million for the year ended December 31, 2020.

Accounts Receivable Securitization Facility

In March 2020, through a wholly-owned special purpose entity, we entered into an amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under our accounts receivable securitization facility (“Securitization Facility”). The Amended Purchase Agreement amends and restates, in its entirety, the receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”). Under the Amended Purchase Agreement, we no longer maintain effective control over the receivables that have been transferred to the bank, and such transfers are considered true sales of receivables. As a result, on March 9, 2020, we repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 million, and sold $125 million of our receivables (the “Aggregate Purchase Limit”) to the bank. The receivables were sold at 100% of face value and were derecognized from our consolidated balance sheets.

Pascagoula, Mississippi Plant Closure

In the second quarter of 2020, we completed a business review of our Aniline business, which generated $71 million in net sales during the year ended December 31, 2019, primarily as a raw materials pass-through business. Based on our review, we determined that the Aniline business is not core to our future strategy, and the decision was made to stop production at our Pascagoula, Mississippi manufacturing plant by the end of 2020. As a result, we recorded restructuring, asset-related, and other charges of $12 million, which are comprised of $6 million for property, plant, and equipment and other asset impairments, $4 million for environmental remediation liabilities, and $2 million for employee separation-related liabilities. In conjunction with this decision, approximately 75 employees will separate from the Company in 2021 and will be subject to our customary involuntary termination benefits. The associated severance payments will also be made in 2021.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Net sales	$4,969	$5,526	$6,638
Cost of goods sold	3,902	4,463	4,667
Gross profit	1,067	1,063	1,971
Selling, general, and administrative expense	527	548	657
Research and development expense	93	80	82
Restructuring, asset-related, and other charges	80	87	49
Total other operating expenses	700	715	788
Equity in earnings of affiliates	23	29	43
Interest expense, net	(210)	(208)	(195)
Loss on extinguishment of debt	(22)	—	(38)
Other income (expense), net	21	(293)	162
Income (loss) before income taxes	179	(124)	1,155
(Benefit from) provision for income taxes	(40)	(72)	159
Net income (loss)	219	(52)	996
Less: Net income attributable to non-controlling interests	—	—	1
Net income (loss) attributable to Chemours	$219	$(52)	$995
Per share data
Basic earnings (loss) per share of common stock	$1.33	$(0.32)	$5.62
Diluted earnings (loss) per share of common stock	1.32	(0.32)	5.45

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Change in net sales from prior period	2020	2019
Price	(5)%	(2)%
Volume	(3)%	(14)%
Currency	—%	(1)%
Portfolio	(2)%	—%
Total change in net sales	(10)%	(17)%

Our net sales decreased by $557 million (or 10%) to $5.0 billion for the year ended December 31, 2020, compared with net sales of $5.5 billion for the same period in 2019. The components of the decrease in our net sales by segment for the year ended December 31, 2020 were as follows: in our Titanium Technologies segment, price declined 6% and volume was up 8%; in our Thermal & Specialized Solutions segment, price declined 7% and volume was down 9%; in our Advanced Performance Materials segment, price declined 2% and volume was down 15%; and, in our Chemical Solutions segment, price declined 4%, volume was down 10%, and portfolio change led to a 19% decrease.

Our net sales decreased by $1.1 billion (or 17%) to $5.5 billion for the year ended December 31, 2019, compared with net sales of $6.6 billion for the same period in 2018. The components of the decrease in our net sales by segment for the year ended December 31, 2019 were as follows: in our Titanium Technologies segment, price declined 1% and volume was down 24%; in our Thermal & Specialized Solutions segment, price declined 6% and volume was down 5%; in our Advanced Performance Materials segment, price increased 3% and volume was down 4%; and, in our Chemical Solutions segment, price declined 4% and volume was down 7%. Unfavorable currency movements also added a 2% headwind to net sales in our Advanced Performance Materials segment and a 1% headwind to net sales in our Titanium Technologies and Thermal & Specialized Solutions segments.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $561 million (or 13%) to $3.9 billion for the year ended December 31, 2020, compared with COGS of $4.5 billion for the same period in 2019. The decrease in our COGS for the year ended December 31, 2020 was primarily attributable to lower net sales, as well as lower distribution, freight, and logistics expenses. Our cost reductions and cost savings initiatives in response to the COVID-19 pandemic further reduced our COGS for the year ended December 31, 2020. In comparison with the prior year, we also did not incur costs during the year ended December 31, 2020 in connection with unplanned outages at certain of our operating facilities, or costs associated with the start-up of our OpteonTM refrigerants facility in Corpus Christi, Texas. We also incurred $150 million during the year ended December 31, 2019 in connection with on-site environmental remediation activities at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”). Our previous exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility further contributed to our reduction in COGS for the year ended December 31, 2020. These comparative reductions in COGS were partially offset by costs incurred in conjunction with the temporary idling of certain of our production lines in 2020 due to reduced customer demand during the COVID-19 pandemic.

Our COGS decreased by $204 million (or 4%) to $4.5 billion for the year ended December 31, 2019, compared with COGS of $4.7 billion for the same period in 2018. The decrease in our COGS for the year ended December 31, 2019 was primarily attributable to lower net sales volumes, as well as lower distribution, freight, and logistics expenses. These decreases were partially offset by operational headwinds due to unplanned outages at certain facilities, and higher raw materials costs and lower fixed cost absorption in our Titanium Technologies segment. Additionally, during the year ended December 31, 2019, we incurred $150 million for on-site environmental remediation activities at Fayetteville.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $21 million (or 4%) to $527 million for the year ended December 31, 2020, compared with SG&A expense of $548 million for the same period in 2019. The decrease in our SG&A expense for the year ended December 31, 2020 was primarily attributable to our cost reductions and our cost savings initiatives in response to the COVID-19 pandemic as further discussed in the “Liquidity and Capital Resources” section of this MD&A. The comparative decrease in our SG&A expense was also driven by $18 million incurred during the first quarter of 2019 in connection with the approved final Consent Order to settle certain legal and environmental matters at Fayetteville. These comparative decreases in our SG&A expense were partially offset by higher performance-related compensation costs during the year ended December 31, 2020, as well as $29 million incurred in connection with our portion of the costs to settle PFOA multi-district litigation in the fourth quarter of 2020.

Our SG&A expense decreased by $109 million (or 17%) to $548 million for the year ended December 31, 2019, compared with SG&A expense of $657 million for the same period in 2018. The decrease in our SG&A expense for the year ended December 31, 2019 was primarily attributable to lower performance-related compensation costs, as well as the accrual of $63 million during the year ended December 31, 2018 for estimated liabilities associated with ongoing environmental matters at Fayetteville. These comparative decreases for the year ended December 31, 2019 are partially offset by $18 million incurred during the first quarter of 2019, in connection with the approved final Consent Order to settle certain legal and environmental matters at Fayetteville.

Research and Development Expense

Our R&D expense increased by $13 million (or 16%) to $93 million for the year ended December 31, 2020, compared with R&D expense of $80 million for the same period in 2019. The increase in our R&D expense for the year ended December 31, 2020 was primarily attributable to real estate costs associated with our new R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware.

Our R&D expense was largely unchanged at $80 million for the year ended December 31, 2019 and $82 million for the year ended December 31, 2018.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $7 million (or 8%) to $80 million for the year ended December 31, 2020, compared with $87 million for the same period in 2019. Our restructuring, asset-related, and other charges increased by $38 million (or 78%) to $87 million for the year ended December 31, 2019, compared with $49 million for the same period in 2018.

The Chemours Company

For the year ended December 31, 2020, our restructuring, asset-related, and other charges were primarily attributable to $37 million in contract termination fees and immediate recognition of prepaid costs in connection with our entry into dispute resolution with a third-party services provider at our new Mining Solutions facility currently under construction in Gomez Palacio, Durango, Mexico. We also incurred $15 million of net charges in connection with employee-related separation liabilities under our recent restructuring programs. We incurred $10 million of asset-related charges in connection with various property, plant, and equipment and other asset impairments in our Advanced Performance Materials segment, as well as $12 million of charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant.

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

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $6 million (or 21%) to $23 million for the year ended December 31, 2020, compared with equity in earnings of affiliates of $29 million for the same period in 2019. The decrease in our equity in earnings of affiliates for the year ended December 31, 2020 was primarily attributable to our reduced demand for our investees’ products and the negative impacts of COVID-19 on end-market demand.

Our equity in earnings of affiliates decreased by $14 million (or 33%) to $29 million for the year ended December 31, 2019, compared with equity in earnings of affiliates of $43 million for the same period in 2018. The decrease in our equity in earnings of affiliates for the year ended December 31, 2019 was primarily attributable to global semiconductor and automotive market softness for our equity method investees.

Interest Expense, Net

Our interest expense, net increased by $2 million (or 1%) to $210 million for the year ended December 31, 2020, compared with interest expense, net of $208 million for the same period in 2019. The increase in our interest expense, net for the year ended December 31, 2020 was primarily attributable to a reduction in interest income earned due to lower rates, as well as less interest capitalized following the completion of certain of our large-scale construction projects. These increases in our interest expense, net were largely offset by lower variable interest rates on our senior secured term loans, as well as a reduction in our outstanding debt obligations and associated rates following the refinancing of our 2023 Dollar Notes in the fourth quarter of 2020.

Our interest expense, net increased by $13 million (or 7%) to $208 million for the year ended December 31, 2019, compared with interest expense, net of $195 million for the same period in 2018. The increase in our interest expense, net for the year ended December 31, 2019 was primarily attributable to a reduction in interest income earned on lower cash and cash equivalents balances, as well as less interest capitalized following the completion or stoppage of certain of our large-scale construction projects. These increases in our interest expense, net were partially offset by lower interest expense following our 2018 debt transactions.

Loss on Extinguishment of Debt

For the year ended December 31, 2020, we recognized a loss on extinguishment of debt of $22 million in connection with our tender offer and make-whole call to purchase any and all of our remaining outstanding U.S. dollar-denominated 6.625% senior unsecured notes due May 2023.

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

The Chemours Company

Other Income (Expense), Net

Our other income (expense), net increased by $314 million to other income, net of $21 million for the year ended December 31, 2020, compared with other expense, net of $293 million for the same period in 2019. The increase in our other income, net for the year ended December 31, 2020 was primarily attributable to $368 million in non-operating pension and other post-retirement employee benefit costs for the year ended December 31, 2019, which was inclusive of a $380 million expense recognized upon settlement of the portion of our Netherlands pension plan pertaining to inactive participants’ vested pension benefits. We also recognized a gain on sale of $6 million during the year ended December 31, 2020 in connection with the sale of our Oakley, California site. The comparative increase in our other income, net for the year ended December 31, 2020 was partially offset by a decrease in our leasing, contract services, and miscellaneous income, driven by $38 million lower European Union (“EU”) fluorinated greenhouse gas (“F-Gas”) quota authorization sales. We also experienced unfavorable changes in net exchange gains and losses of $24 million, driven by unfavorable movements in several foreign currencies, primarily the strengthening of the euro against the U.S. dollar, partially offset by our foreign currency forward contracts. We also recognized a non-cash gain of $9 million during the year ended December 31, 2019 in connection with the sale of our Repauno, New Jersey site.

Our other income (expense), net decreased by $455 million to other expense, net of $293 million for the year ended December 31, 2019, compared with other income, net of $162 million for the same period in 2018. The decrease in our other income, net for the year ended December 31, 2019 was primarily attributable to aforementioned $380 million expense recognized upon settlement of a portion of our Netherlands pension plan. We also experienced a decrease in our leasing, contract services, and miscellaneous income, driven by $26 million lower EU F-Gas quota authorization sales. The comparative decrease in our other income, net is also reflective of a $42 million gain on the sale of our Linden, New Jersey site during the year ended December 31, 2018. These decreases were partially offset by the recognition of a previously deferred non-cash gain of $9 million during the year ended December 31, 2019. The gain, which was associated with the sale of our Repauno site in Gibbstown, New Jersey, had been deferred until certain environmental obligations were fulfilled.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $40 million and $72 million for the years ended December 31, 2020 and 2019, respectively, and a provision for income taxes of $159 million for the year ended December 31, 2018. Our provision for (benefit from) income taxes represented effective tax rates of negative 22% for the year ended December 31, 2020 and 58% and 14% for the years ended December 31, 2019 and 2018, respectively.

The $32 million decrease in our benefit from income taxes for the year ended December 31, 2020, when compared with the same period in 2019, was primarily attributable to increased profitability and the geographic mix of our earnings. Our benefit from income taxes for the year ended December 31, 2020 also included a benefit of $37 million related to the favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return. Such elections and accounting method changes were not reflected in our benefit from income taxes for the year ended December 31, 2019, as they were not yet able to be quantified. This benefit was offset by a $13 million valuation allowance on certain foreign subsidiary net deferred tax assets and certain foreign tax credits. Our benefit from income taxes for the year ended December 31, 2019 included $14 million in windfall benefit from our share-based payments, which was partially offset by an $8 million valuation allowance on certain foreign subsidiary net deferred tax assets and certain foreign tax credits.

The $231 million decrease in our provision for income taxes for the year ended December 31, 2019, when compared with the same period in 2018, was primarily attributable to reduced profitability and the geographic mix of our earnings. Our benefit from income taxes for the year ended December 31, 2019 also included the aforementioned $14 million in windfall benefit from our share-based payments, which was partially offset by an $8 million valuation allowance on certain foreign subsidiary net deferred tax assets and certain foreign tax credits. Our provision for income taxes for the year ended December 31, 2018 included $14 million in windfall benefit from our share-based payments, a $15 million benefit from the release of a valuation allowance against our foreign tax credits, and a net $10 million benefit from certain other provisions of U.S. tax reform.

The Chemours Company

Segment Reviews

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by our CODM and is defined as income (loss) before income taxes, excluding the following:

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

A reconciliation of Adjusted EBITDA to net income (loss) attributable to Chemours for the years ended December 31, 2020, 2019, and 2018 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Titanium Technologies	$510	$505	$1,055
Thermal & Specialized Solutions	354	398	542
Advanced Performance Materials	126	180	241
Chemical Solutions	73	80	64
Corporate and Other	(184)	(143)	(162)
Total Adjusted EBITDA	$879	$1,020	$1,740

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net sales	$2,402	$2,345	$3,174
Adjusted EBITDA	510	505	1,055
Adjusted EBITDA margin	21%	22%	33%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Change in segment net sales from prior period	2020	2019
Price	(6)%	(1)%
Volume	8%	(24)%
Currency	—%	(1)%
Portfolio	—%	—%
Total change in segment net sales	2%	(26)%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $57 million (or 2%) to $2.4 billion for the year ended December 31, 2020, compared with segment net sales of $2.3 billion for the same period in 2019. The increase in segment net sales for the year ended December 31, 2020 was primarily attributable to an increase in volume of 8%, which was partially offset by a decrease in price of 6%. In the first quarter of 2020, volume increases were driven by share regain, which was partially offset by lower global customer demand for our Ti-PureTM TiO2 in the second quarter of 2020, as COVID-19 negatively impacted end-market demand from our customers. Volume increases in the second half of 2020 were driven by the early stages of market recovery and likely incremental share gains. Price declined due to customer, channel, and product mix, as well as targeted price reductions in response to market conditions in early 2019.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $5 million (or 1%) to $510 million and segment Adjusted EBITDA margin decreased by approximately 100 basis points to 21% for the year ended December 31, 2020, compared with segment Adjusted EBITDA of $505 million and segment Adjusted EBITDA margin of 22% for the same period in 2019. These changes in earnings were primarily attributable to the aforementioned increase in volumes in the segment’s net sales and our cost reductions and savings initiatives in response to the COVID-19 pandemic, partially offset by decreased price in the segment’s net sales and higher costs for certain raw materials. Our segment Adjusted EBITDA margin was further offset by reduced production rates to match lower customer demand during the COVID-19 pandemic.

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

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net sales	$1,105	$1,318	$1,497
Adjusted EBITDA	354	398	542
Adjusted EBITDA margin	32%	30%	36%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Change in segment net sales from prior period	2020	2019
Price	(7)%	(6)%
Volume	(9)%	(5)%
Currency	—%	(1)%
Portfolio	—%	—%
Total change in segment net sales	(16)%	(12)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $213 million (or 16%) to $1.1 billion for the year ended December 31, 2020, compared with segment net sales of $1.3 billion for the same period in 2019. The decrease in segment net sales for the year ended December 31, 2020 was primarily attributable to decreases in volume and price of 9% and 7%, respectively. Volumes declined due to lower global customer demand for our refrigerants, as initial softness in the automotive and other global end-markets was compounded by the negative impact of COVID-19 on end-market demand from our customers across several market sectors. Prices declined due to our composition of product and customer mix, as well as contractual price adjustments for refrigerants and market weakness in certain geographies.

Our Thermal & Specialized Solutions segment’s net sales decreased by $179 million (or 12%) to $1.3 billion for the year ended December 31, 2019, compared with segment net sales of $1.5 billion for the same period in 2018. The decrease in segment net sales for the year ended December 31, 2019 was primarily attributable to decreases in volume and price of 5% and 6%, respectively. Illegal imports of legacy HFC refrigerants into the EU, in violation of the EU’s F-gas regulations, negatively impacted both volume and price during the year ended December 31, 2019. Volumes also declined due to lower demand for our legacy base refrigerants, which was driven by softness in global markets, primarily the automotive market. Prices also declined due to contractual price adjustments for our refrigerants. These decreases were partially offset by volume increases from the continued adoption of OpteonTM products in mobile applications. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the year ended December 31, 2019.

The Chemours Company

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $44 million (or 11%) to $354 million and segment Adjusted EBITDA margin increased by approximately 200 basis points to 32% for the year ended December 31, 2020, compared with segment Adjusted EBITDA of $398 million and segment Adjusted EBITDA margin of 30% for the same period in 2019. The decrease in segment Adjusted EBITDA for the year ended December 31, 2020 was primarily attributable to the aforementioned decreases in the volume and price of the segment’s net sales. Our EU F-gas quota authorization sales also decreased by $38 million when compared with the year ended December 31, 2019. Lower costs during the year ended December 31, 2020, driven by enhanced operational performance at certain of our operating facilities, additional production of our OpteonTM refrigerants at our Corpus Christi, Texas facility, our cost reductions and savings initiatives in response to the COVID-19 pandemic, and structural cost reductions, helped to partially offset the impacts of lower net sales and EU F-gas quota authorization sales in the segment’s Adjusted EBITDA and drive improvement in segment Adjusted EBITDA margin.

Segment Adjusted EBITDA decreased by $144 million (or 27%) to $398 million and segment Adjusted EBITDA margin decreased by approximately 600 basis points to 30% for the year ended December 31, 2019, compared with segment Adjusted EBITDA of $542 million and segment Adjusted EBITDA margin of 36% for the same period in 2018. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2019 were primarily attributable to the aforementioned decreases in volume and price and the unfavorable currency movements in the segment’s net sales. We also experienced increased costs during the year ended December 31, 2019 due to the start-up of our OpteonTM refrigerants facility in Corpus Christi, Texas and unplanned outages at certain facilities. Additionally, our F-gas quota authorization sales decreased by $26 million when compared to the year ended December 31, 2018.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net sales	$1,104	$1,330	$1,365
Adjusted EBITDA	126	180	241
Adjusted EBITDA margin	11%	14%	18%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Change in segment net sales from prior period	2020	2019
Price	(2)%	3%
Volume	(15)%	(4)%
Currency	—%	(2)%
Portfolio	—%	—%
Total change in segment net sales	(17)%	(3)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $226 million (or 17%) to $1.1 billion for the year ended December 31, 2020, compared with segment net sales of $1.3 billion for the same period in 2019. The decrease in segment net sales for the year ended December 31, 2020 was primarily attributable to decreases in volume and price of 15% and 2%, respectively. Volumes declined due to lower global customer demand for our fluoropolymers, as initial softness in the automotive and other global end-markets was compounded by the negative impact of COVID-19 on end-market demand from our customers across several market sectors. Prices declined due to our composition of product and customer mix, as well as market weakness in certain geographies.

Our Advanced Performance Materials segment’s net sales decreased by $35 million (or 3%) to $1.3 billion for the year ended December 31, 2019, compared with segment net sales of $1.4 billion for the same period in 2018. The decrease in segment net sales for the year ended December 31, 2019 was primarily attributable to a decrease in volume of 4%. Volumes declined due to lower demand for our fluoropolymers and advanced materials products, which was driven by softness in global markets, primarily the automotive and industrial markets. Favorable price movements added a 3% tailwind to the segment’s net sales, driven by our composition of product and customer mix. Unfavorable currency movements added a 2% headwind to the segment’s net sales during the year ended December 31, 2019.

The Chemours Company

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $54 million (or 30%) to $126 million and segment Adjusted EBITDA margin decreased by approximately 300 basis points to 11% for the year ended December 31, 2020, compared with segment Adjusted EBITDA of $180 million and segment Adjusted EBITDA margin of 14% for the same period in 2019. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2020 were primarily attributable to the aforementioned decreases in the volume and price of the segment’s net sales. We also incurred costs associated with the temporary idling of certain of our production lines due to reduced customer demand. The aforementioned decreases to segment Adjusted EBITDA and segment Adjusted EBITDA margin during the year ended December 31, 2020 were partially offset by enhanced operational performance at certain of our operating facilities, our cost reductions and savings initiatives in response to the COVID-19 pandemic, and structural cost reductions.

Segment Adjusted EBITDA decreased by $61 million (or 25%) to $180 million and segment Adjusted EBITDA margin decreased by approximately 400 basis points to 14% for the year ended December 31, 2019, compared with segment Adjusted EBITDA of $241 million and segment Adjusted EBITDA margin of 18% for the same period in 2018. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2019 were primarily attributable to the aforementioned decrease in the volume of the segment’s net sales. We also experienced increased costs during the year ended December 31, 2019 due to unplanned outages at certain facilities.

The segment’s operating results for the years ended December 31, 2020, 2019, and 2018 included $19 million, $22 million, and $34 million, respectively, of additional costs for process-related waste water treatment at Fayetteville. We expect to continue to incur these costs as we actively work with the NC DEQ to resolve the suspension of our National Pollutant Discharge Elimination System permit.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Segment net sales	$358	$533	$602
Adjusted EBITDA	73	80	64
Adjusted EBITDA margin	20%	15%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
Change in segment net sales from prior period	2020	2019
Price	(4)%	(4)%
Volume	(10)%	(7)%
Currency	—%	—%
Portfolio	(19)%	—%
Total change in segment net sales	(33)%	(11)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $175 million (or 33%) to $358 million for the year ended December 31, 2020, compared with segment net sales of $533 million for the same period in 2019. The decrease in segment net sales for the year ended December 31, 2020 was primarily attributable to portfolio change, which drove a 19% decline in net sales following our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility. Segment net sales volumes decreased 10%, driven by the adverse impacts of the COVID-19 pandemic on the operations of several mining customers and overall end-market demand. Average prices decreased 4%, driven by market dynamics compared with the prior year.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $7 million (or 9%) to $73 million and segment Adjusted EBITDA margin increased by approximately 500 basis points to 20% for the year ended December 31, 2020, compared with segment Adjusted EBITDA of $80 million and segment Adjusted EBITDA margin of 15% for the same period in 2019. Driven by the aforementioned decreases in segment net sales, our decrease in segment Adjusted EBITDA was partially offset, and, in the instance of segment Adjusted EBITDA margin, more than offset, by our exit of the Methylamines and Methylamides business at our Belle, West Virginia production facility, our cost reductions and savings initiatives in response to the COVID-19 pandemic, and an uptick in licensing income recognized during the year ended December 31, 2020.

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

Corporate and Other

Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other.

Corporate and Other costs increased by $41 million (or 29%) to $184 million for the year ended December 31, 2020, compared with Corporate and Other costs of $143 million for the same period in 2019. The increase in Corporate and Other costs for the year ended December 31, 2020 was primarily attributable to $23 million of higher costs associated with legacy environmental remediation matters, $10 million of higher costs associated with legacy legal matters, and a $5 million investment in STEM under our Corporate Responsibility Commitment during the fourth quarter of 2020.

Corporate and Other costs decreased by $19 million (or 12%) to $143 million for the year ended December 31, 2019, compared with Corporate and Other costs of $162 million for the same period in 2018. The decrease in Corporate and Other costs for the year ended December 31, 2019 was primarily attributable to lower performance-related compensation costs and lower costs for certain legacy legal matters.

2021 Outlook

Our 2021 results will be driven by the following expectations in each of our reportable segments:

•	Titanium Technologies – Volume recovery as we execute our TVS strategy and experience improved global economic activity;
•

Thermal & Specialized Solutions – Improved customer demand for our refrigerants, including Opteon in mobile and stationary applications, partially offset by continued headwinds from the illegal import of legacy HFC refrigerants into the EU;

•	Advanced Performance Materials – Stronger demand for our polymers across diverse end-markets, driven by the global economic recovery and secular growth trends; and,
•	Chemical Solutions – Increased volumes, driven by improved mine utilization across the Americas.

We expect that our capital expenditures will be approximately $350 million.

Our outlook for 2021 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, end-market demand may be impacted by factors beyond our control, including the ongoing COVID-19 pandemic. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, both of which are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses.

The Chemours Company

Significant uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition as caused by the COVID-19 pandemic. Regardless of size and duration, these rapidly evolving challenges have had and will continue to have an adverse impact on our operating cash flows. In anticipation of declines in customer demand driven by COVID-19, we implemented a range of actions aimed at reducing costs by reducing all discretionary spend, freezing non-critical hiring, and delaying external spend wherever possible. We also reduced structural plant fixed costs to improve the efficiency of our production units, an initiative that was already in flight at the end of 2019. In addition, where legally permissible, we made temporary base pay reductions for salaried employees globally, until we saw an improvement in demand across the Company. This included our Chief Executive Officer who took a temporary base salary reduction of 40% and the executive team who took a temporary base salary reduction of 30%. Our temporary base salary reductions were discontinued in September 2020, and employees were reimbursed their forgone base salary amounts in December 2020, where possible. Based on the aforementioned actions, we delivered to achieve $160 million in cost reductions. We also reduced our capital spending by $125 million, only proceeding with capital projects considered critical in the near-term. Based on our responses to the COVID-19 pandemic, we anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least February 2022. If the macroeconomic situation deteriorates or the duration of the pandemic is extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

During the year ended December 31, 2020, we decided to take certain precautionary measures in light of macroeconomic uncertainties driven by COVID-19. On April 8, 2020, we drew $300 million from our revolving credit facility, which we subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. As of December 31, 2020, no borrowings remain outstanding under the revolving credit facility, although outstanding letters of credit of $102 million offset our borrowing availability from the maximum capacity of $800 million. The availability under our revolving credit facility is subject to a maintenance covenant based on senior secured net debt and the last 12 months of consolidated EBITDA, as defined in our amended and restated credit agreement. Based on our forecasts and plans, we anticipate that we will be in compliance with our credit facility covenants through at least February 2022. For further details regarding our debt covenants pursuant to the amended and restated credit agreement of our senior secured credit facilities, refer to “Note 20 – Debt” to the Consolidated Financial Statements. In addition to the borrowings under our revolving credit facility, we also elected to accept tax relief provided by various taxing jurisdictions. The accepted relief primarily applies to foreign taxing jurisdictions and resulted in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in the fourth quarter of 2020.

At December 31, 2020, we had total cash and cash equivalents of $1.1 billion, of which $822 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the year ended December 31, 2020, we received approximately $360 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements. Management believes that sufficient liquidity is available in the U.S. through at least February 2022, which includes borrowing capacity under our revolving credit facility.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•

Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our Senior Secured Credit Facilities, with the balance due at maturity. Principal payments are also due at maturity for our 7.000% senior unsecured notes due May 2025, the 4.000% senior unsecured notes due May 2026, which are denominated in euros, the 5.375% senior unsecured notes due May 2027, and the 5.750% senior unsecured notes due November 2028 (collectively, the “Notes”). As of the filing of this Annual Report on Form 10-K, none of our outstanding debt financing arrangements are scheduled to mature prior to 2025. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations in connection with our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes are paid semi-annually in arrears on May 15 and November 15 of each year. Through 2024, we anticipate that our scheduled interest payments will approximate $175 million per year, subject to changes in variable interest rates.

•

Operating and finance leases – We lease certain office space, lab space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 19 years. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.

The Chemours Company

•

Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will approximate $460 million for the year ending December 31, 2021, $370 million for the year ending December 31, 2022, and $220 million annually for each of the three years thereafter. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years. In connection with one of our purchase obligations associated with the construction of our new Mining Solutions facility in Gomez Palacio, Durango, Mexico, we entered into dispute resolution with a third-party services provider in the fourth quarter of 2020, resulting in a $26 million charge related to contract termination fees. We anticipate paying these fees in the first quarter of 2021.

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where waste generated by us was disposed. At December 31, 2020, our consolidated balance sheets include $390 million for environmental remediation liabilities, of which $95 million was classified as current. Refer to the “Environmental Matters” section within this MD&A for our environmental remediation payments over each of the past two years, as well as our anticipated environmental remediation payments over the span of the next three years. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, which is further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. Qualified Spend is further described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements and is defined in the MOU. The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU.

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, which is further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, we shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, we shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, we will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by us into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash on our consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125 million. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200 million. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on our consolidated statement of cash flows at that point in time.

•

Settlement of PFOA MDL litigation – In January 2021, we and EID entered into settlement agreements with counsel representing the MDL plaintiffs, providing for a settlement of all but one of the 96 filed and pending cases in the MDL, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs will be resolved for approximately $83 million. Following finalization of the settlements, we will contribute approximately $29 million in connection with this matter. The settlements are expected to be finalized in the first quarter of 2021. For further details related to this matter, refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

The Chemours Company

•

Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the years ended December 31, 2019 and 2018, our purchases of property, plant, and equipment amounted to $481 million and $498 million, respectively. For the year ended December 31, 2020, our purchases of property, plant, and equipment decreased to $267 million, which was inclusive of our decision to reduce our capital spending by $125 million in response to COVID-19, only proceeding with capital projects considered critical in the near-term. For the year ending December 31, 2021, we expect that our capital expenditures will be approximately $350 million.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least February 2022. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on February 10, 2021, we announced our quarterly cash dividend of $0.25 per share for the first quarter of 2021. Under our 2018 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K, we also have remaining authority to repurchase $428 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash provided by operating activities	$807	$650	$1,140
Cash used for investing activities	(234)	(483)	(487)
Cash used for financing activities	(449)	(419)	(993)

Operating Activities

We generated $807 million, $650 million, and $1.1 billion in cash flows from our operating activities during the years ended December 31, 2020, 2019, and 2018, respectively.

The increase in our operating cash inflows for the year ended December 31, 2020 was primarily attributable to lower raw materials inventories purchases, as well as the $125 million of accounts receivables sold to the bank pursuant to the amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under our accounts receivable securitization facility (“Securitization Facility”). The increase in our comparative operating cash inflows was also attributable to our cost savings initiatives in response to the COVID-19 pandemic and decreased payments for performance-related compensation costs. These comparative increases in our operating cash flows for the year ended December 31, 2020 were partially offset by a decrease in our net sales.

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

The Chemours Company

Investing Activities

We used $234 million in cash flows for our investing activities during the year ended December 31, 2020. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment, amounting to $267 million. The comparative reduction in our purchases of property, plant, and equipment during the year ended December 31, 2020 was primarily attributable to temporary cash preservation initiatives, which were implemented in anticipation of declining customer demand as driven by COVID-19. For further information related to our temporary cash preservation initiatives and the impact on our capital spending for the year ended December 31, 2020, refer to the “Liquidity and Capital Resources” section within this MD&A. The comparative reduction in our purchases of property, plant, and equipment was also attributable to certain prior year capital expenditures, which did not recur during the year ended December 31, 2020. For further information related to the capital projects driving our year-over-year reduction in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A. Our investing cash outflows for the year ended December 31, 2020 were partially offset by $27 million of cash received from the settlement of certain of our foreign currency forward contracts.

We used $483 million in cash flows for our investing activities during the year ended December 31, 2019. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $481 million, as well as $10 million of upfront cash consideration payments in connection with our acquisition of Southern Ionics Minerals, LLC (“SIM”) in the third quarter of 2019. These investing cash outflows were partially offset by proceeds from the sales of assets and businesses of $9 million, which were primarily attributable to $4 million received from the sale of our Oakley, California site and $2 million received from the sale of our Methylamines and Methylamides business.

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

Financing Activities

We used $449 million in cash flows for our financing activities during the year ended December 31, 2020. Our financing cash outflows were primarily attributable to our debt refinancing activities, resulting in $908 million in debt repayments and $16 million in premium payments to purchase and redeem the remaining outstanding aggregate principal amount of our 2023 Dollar Notes. Our debt refinancing cash outflows were partially offset by $790 million of proceeds received, net of debt issuance costs, in connection with the issuance of our 2028 Notes. We also continued our capital allocation activities to return cash to our shareholders, resulting in $164 million of cash dividends paid. Our financing cash outflows were also attributable to the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. Aside from the payments associated with our refinancing activities and our Securitization Facility, we also made $35 million in debt repayments. Our financing cash outflows for the year ended December 31, 2020 are also inclusive of our repayment of $300 million in proceeds received from drawing on our revolving credit facility, which was executed on April 8, 2020 as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19. We also made a $10 million acquisition-related installment payment in the third quarter of 2020, which was associated with our previous acquisition of SIM in the third quarter of 2019.

We used $419 million in cash flows for our financing activities during the year ended December 31, 2019. Our financing cash outflows were primarily attributable to our capital allocation activities, resulting in $486 million of cash returned to shareholders through our 2018 Share Repurchase Program and through cash dividends paid. In addition, we made $30 million in payments for withholding taxes on certain of our vested stock-based compensation awards. We also drew $150 million on our revolving credit facility for general corporate purposes. We subsequently repaid the revolver borrowing in full, primarily using the $125 million proceeds originally received from the Securitization Facility, as well as available cash. During the year ended December 31, 2019, we also repaid a net $15 million of the borrowings from the Securitization Facility. The Securitization Facility is further described in “Note 20 – Debt” to the Consolidated Financial Statements.

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

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2020 and 2019.

	December 31,
(Dollars in millions)	2020	2019
Cash and cash equivalents	$1,105	$943
Accounts and notes receivable, net	511	674
Inventories	939	1,079
Prepaid expenses and other	78	81
Total current assets	$2,633	$2,777

Our accounts and notes receivable, net decreased by $163 million (or 24%) to $511 million at December 31, 2020, compared with accounts and notes receivable, net of $674 million at December 31, 2019. The decrease in our accounts and notes receivable, net at December 31, 2020 was primarily attributable to $125 million of accounts receivables sold to the bank in accordance with the Amended Purchase Agreement under our Securitization Facility. The decrease in our accounts and notes receivable, net at December 31, 2020 was also attributable to lower net sales in the fourth quarter of 2020 when compared to the same period in 2019, as well as the timing of payments from our customers.

Our inventories decreased by $140 million (or 13%) to $939 million at December 31, 2020, compared with inventories of $1.1 billion at December 31, 2019. The decrease in our inventories at December 31, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes during the COVID-19 pandemic.

Our prepaid expenses and other assets were largely unchanged at $78 million and $81 million at December 31, 2020 and 2019, respectively.

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2020 and 2019.

	December 31,
(Dollars in millions)	2020	2019
Accounts payable	$844	$923
Short-term and current maturities of long-term debt	21	134
Other accrued liabilities	577	484
Total current liabilities	$1,442	$1,541

Our accounts payable decreased by $79 million (or 9%) to $844 million at December 31, 2020, compared with accounts payable of $923 million at December 31, 2019. The decrease in our accounts payable at December 31, 2020 was primarily attributable to lower raw materials inventories purchases in connection with lower sales volumes, our cost savings initiatives in response to the COVID-19 pandemic, and the timing of payments to our vendors.

Our short-term and current maturities of long-term debt decreased by $113 million (or 84%) to $21 million at December 31, 2020, compared with short-term and current maturities of long-term debt of $134 million at December 31, 2019. The decrease in our short-term and current maturities of long-term debt at December 31, 2020 was primarily attributable to the amendment and restatement of the Original Purchase Agreement under our Securitization Facility, resulting in the settlement of $110 million in collateralized borrowings outstanding as of December 31, 2019.

Our other accrued liabilities increased by $93 million (or 19%) to $577 million at December 31, 2020, compared with other accrued liabilities of $484 million at December 31, 2019. The increase in our other accrued liabilities at December 31, 2020 was primarily attributable to an increase for performance-related compensation costs, $29 million accrued in connection with our portion of the costs to settle PFOA multi-district litigation in the fourth quarter of 2020, and a $21 million increase for environmental remediation at certain of our sites. These increases in our other accrued liabilities at December 31, 2020 were partially offset by a $10 million installment payment in the third quarter of 2020 in connection with our acquisition of SIM in the third quarter of 2019.

Credit Facilities and Notes

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for a discussion of our credit facilities and notes.

The Chemours Company

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the Notes. Each series of the Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the same group of subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain exceptions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as the other U.S.-based operating subsidiaries as set forth in Exhibit 22 to this Annual Report on Form 10-K. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Year Ended December 31, 2020
Net sales	$3,202
Gross profit	442
Loss before income taxes	(53)
Net income	43
Net income attributable to Chemours	43

	December 31,
(Dollars in millions)	2020	2019
Assets
Current assets (1,2,3)	$1,057	$1,063
Long-term assets (4)	4,288	4,339

Liabilities
Current liabilities (2)	$1,298	$1,045
Long-term liabilities	4,703	4,871
(1)	Current assets includes $283 million and $104 million of cash and cash equivalents at December 31, 2020 and 2019, respectively.
(2)

Current assets includes $236 million and $346 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2020 and 2019, respectively. Current liabilities includes $388 million and $179 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2020 and 2019, respectively.

(3)

As of December 31, 2020 and 2019, $33 million and $176 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at December 31, 2020 and 2019.

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

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At December 31, 2020 and 2019, our total outstanding payables under these programs were $160 million and $150 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

The Chemours Company

Capital Expenditures

Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist, primarily of:

•

ongoing capital expenditures, such as those required to maintain equipment reliability, maintain the integrity and safety of our manufacturing sites, comply with environmental regulations, and meet our Corporate Responsibility Commitments;

•	investments in our existing facilities to help support the introduction of new products and de-bottleneck to expand capacity and grow our business; and,
•	investments in projects to reduce future operating costs and enhance productivity.

The following table sets forth our ongoing and expansion capital expenditures, including environmental capital expenditures, for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Titanium Technologies	$89	$121	$91
Thermal & Specialized Solutions	28	32	156
Advanced Performance Materials	109	169	118
Chemical Solutions	25	40	75
Corporate and Other (1)	16	119	58
Total purchases of property, plant, and equipment	$267	$481	$498
(1)

Includes $9 million, $83 million, and $41 million during the years ended December 31, 2020, 2019, and 2018, respectively, related to our capital expenditures for our new R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Our capital expenditures decreased by $214 million (or 44%) to $267 million for the year ended December 31, 2020, compared with capital expenditures of $481 million for the same period in 2019. The decrease in our capital expenditures for the year ended December 31, 2020 reflected our temporary cash preservation initiatives, which were implemented in anticipation of declining customer demand driven by COVID-19. For further information related to our temporary cash preservation initiatives and the impact on our capital spending for the year ended December 31, 2020, refer to the “Liquidity and Capital Resources” section within this MD&A. In addition to our temporary cash preservation initiatives, capital expenditures during the year ended December 31, 2020 also declined as certain capital expenditures for the year ended December 31, 2019 did not recur, whether to the same magnitude or at all, in 2020. Such capital expenditures in 2019 included the continued construction and completion of our new R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware, as well as the earlier stages of preparation at our new minerals sands mine site in Jesup, Georgia. We also invested in a thermal oxidizer in 2019 to reduce aerial PFAS emissions from Fayetteville, which is further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. For the year ended December 31, 2020, we did incur capital expenditures to finish the project work required to open our new mineral sands mine site in Jesup, Georgia.

Our capital expenditures decreased by $17 million (or 3%) to $481 million for the year ended December 31, 2019, compared with capital expenditures of $498 million for the same period in 2018. The significant drivers of our capital expenditures for the year ended December 31, 2019, as discussed immediately above, were more than offset by capital expenditures for the year ended December 31, 2018 that did not recur, whether to the same magnitude or at all, in 2019. Such expenditures in 2018 included the completion of our OpteonTM refrigerants plant in Corpus Christi, Texas, as well as progress on our planned Mining Solutions plant in Mexico prior to its construction suspension, which is further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

The breadth of our operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the taxes that we will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation, and resolutions of disputes arising from federal, state, and international tax audits in the normal course of business. A liability for unrecognized tax benefits is recorded when management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than more-likely-than-not. It is our policy to include accrued interest related to unrecognized income tax positions and income tax-related penalties in the provision for (benefit from) income taxes.

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

Refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements for further information related to our income tax positions.

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

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. We did not recognize material impairment charges on our long-lived assets during the years ended December 31, 2020, 2019, and 2018.

Within our Chemical Solutions segment, we are currently in the process of constructing a new Mining Solutions facility in Gomez Palacio, Durango, Mexico. In connection with the facility:

•

In August 2017, a lawsuit was filed by several residents of Durango, Mexico against the government authority involved in granting our environmental permit for the facility. Construction was not suspended in this matter, and we have responded to the complaint. In October 2020, an Administrative Federal Tribunal in Mexico City, Mexico nullified the existing environmental permit and requested its amendment, including details regarding the handling, storage, and offloading of ammonia at our facility. We have filed an appeal and will follow an administrative procedure to resolve this matter.

•

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the facility. The claimant sought and obtained a suspension from the district judge to stop our construction work. The suspension was subsequently lifted on appeal and affirmed by the Supreme Court of Mexico. A second similar complaint was filed in September 2019, and again, a suspension of construction was granted. We have filed an appeal, for which we expect to receive a ruling in 2021.

In connection with our construction work at the site, we had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, we entered into dispute resolution with the third-party services provider, resulting in a $26 million charge related to contract termination fees, as well as immediate recognition of $11 million of other related prepaid costs. At December 31, 2020, we had $146 million of long-lived assets under construction at the facility. We ultimately believe that we will be successful in obtaining our permits and will continue with our planned development of the site. While we currently believe these amounts are recoverable, an unfavorable ruling by the Mexican courts on our appeals could lead to a fixed asset impairment assessment that potentially impairs all or a portion of the facility, resulting in a non-cash charge in our results of operations at that time.

The Chemours Company

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

The fair values of our reporting units were determined by using a combination of income-based and/or market-based valuation techniques. These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions, short- and long-term revenue growth rates, gross margins, and prospective financial information surrounding future cash flows of the reporting units. Projections are based on internal forecasts of future business performance and are based on growth assumptions, which exclude business growth opportunities not yet fully realized. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector.

As of October 1, 2020, we performed our annual goodwill impairment tests for all reporting units. Based upon the results of our annual goodwill impairment tests, no adjustments to the carrying value of goodwill were necessary during the year ended December 31, 2020. In consideration of the results of our annual goodwill impairment tests, as well as the carrying amounts of goodwill held by each of our reporting units, further information and sensitivity analyses for certain of our reporting units have been included below.

The estimated fair value of the Advanced Performance Materials reporting unit was determined by utilizing a discount rate of 9.20% and a market multiple of 7.5 times Adjusted EBITDA, resulting in an estimated fair value 22% higher than its carrying value. Advanced Performance Materials has $56 million of goodwill. Changing the weighting of the market and income approaches used for Advanced Performance Materials could result in a maximum reduction of the excess of estimated fair value over carrying value to 11%. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 6%; a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 15%; and, a 15% decrease in the market multiple assumption would decrease the excess of estimated fair value over carrying value to 14%. Under each of these sensitivity scenarios, the Advanced Performance Materials reporting unit's fair value exceeded its carrying value.

The estimated fair value of the Mining Solutions reporting unit was determined by utilizing a discount rate of 9.70%, resulting in an estimated fair value 49% higher than its carrying value. Mining Solutions has $51 million of goodwill. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 11%; and, a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 34%. Under each of these sensitivity scenarios, the Mining Solutions reporting unit's fair value exceeded its carrying value.

Our determination of the fair value of the Mining Solutions reporting unit considered further delays and additional costs of construction for our new Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The construction-in-process for this facility represents a significant portion of the total carrying value of Mining Solutions, and, in the event that the facility was unable to be completed, the impairment of the related long-lived assets would significantly decrease the carrying value of the reporting unit. As a result, an impairment of the reporting unit’s goodwill would become less likely. Refer to the preceding “Long-lived Assets” section within this MD&A and “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information related to this matter.

In consideration of the COVID-19 pandemic, we note that a deterioration in general market conditions, a sustained trend of weaker than anticipated Company financial performance, a decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analyses and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our financial condition and results of operations.

The Chemours Company

Employee Benefits

The amounts recognized in our consolidated financial statements related to pension and other long-term employee benefits plans are determined from actuarial valuations. Inherent in these valuations are assumptions including, but not limited to, the expected returns on plan assets, discount rates at which liabilities are expected to be settled, rates of increase in future compensation levels, and mortality rates. These assumptions are updated annually and are disclosed in “Note 27 – Long-term Employee Benefits” to the Consolidated Financial Statements. In accordance with GAAP, actual results that differed from the assumptions are accumulated and amortized over future periods and, therefore, affect expense recognized and obligations recorded in future periods.

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2020, the weighted-average discount rate was 1.0%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2020 was 3.2%.

A 50 basis point increase in the discount rate would result in a decrease of $4 million to the net periodic benefit cost for 2021, while a 50 basis point decrease in the discount rate would result in an increase of approximately $5 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $3 million to the net periodic benefit cost for 2021, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $3 million.

Litigation

We accrue for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Litigation liabilities and expenditures included in our consolidated financial statements include litigation matters that are liabilities of EID and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Disputes between us and EID may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If, and to the extent these disputes arise, they could materially adversely affect our results of operations. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are received.

Environmental Liabilities and Expenditures

We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and other analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technology, regulatory, and legal information become available.

Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. These accrued liabilities are undiscounted and do not include claims against third parties.

Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

Recent Accounting Pronouncements

Refer to “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements for a discussion about recent accounting pronouncements.

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

Environmental Expenditures

We incur costs for pollution abatement activities, including waste collection and disposal, installation and maintenance of air pollution controls and waste water treatment, emissions testing and monitoring, and obtaining permits. Annual expenses charged to current operations include environmental operating costs and increases in remediation accruals, if any, during the period reported.

The charges described in this section include $194 million accrued for costs associated with the Consent Order between us and the NC DEQ, which is further described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. These accrued liabilities represent on-site remediation, off-site groundwater remediation, and toxicology studies related to Fayetteville.

Our environmental remediation expenditures are subject to considerable uncertainty and may fluctuate significantly. In the U.S., additional capital expenditures associated with ongoing operations (as described below) are expected to be required over the next decade for treatment, storage, and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (“CAA”). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for our future capital and remediation expenditures.

Environmental Capital Expenditures

For the years ended December 31, 2020, 2019, and 2018, we spent $33 million, $101 million, and $57 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives. The decrease in our environmental capital expenditures for the year ended December 31, 2020, when compared with the same periods in 2019 and 2018, was primarily attributable to our investment in a thermal oxidizer to reduce aerial PFAS emissions from Fayetteville. Our thermal oxidizer became fully operational at the site in December 2019, and, in March 2020, we announced that testing results conducted in the first 90 days of operation show that the TO is controlling PFAS emissions at an average efficiency exceeding 99.999%. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information regarding our environmental remediation at Fayetteville.

We expect our future capital expenditures for environmental matters will continue to vary, based on the success of our deployed solutions, changes in our operations, technological advancements, developments in environmental requirements, and stakeholder expectations.

Environmental Remediation

In large part, because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of EID and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation.

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” within this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At December 31, 2020 and 2019, our consolidated balance sheets include environmental remediation liabilities of $390 million and $406 million, respectively, relating to these matters, which, as discussed in further detail below, include $194 million and $201 million, respectively, for Fayetteville.

The Chemours Company

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2020 and 2019.

	December 31,
(Dollars in millions)	2020	2019
Balance at January 1,	$406	$291
Increase in remediation accrual	71	200
Remediation payments	(87)	(85)
Balance at December 31,	$390	$406

Our estimated liability for environmental remediation covered 211 sites at December 31, 2020 and 2019.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2020		December 31, 2019
Site category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	24	$318	25	$327
Multi-party Superfund/non-owned (1)	87	72	86	79
Closed or settled	100	—	100	—
Total sites	211	$390	211	$406
(1)

Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 24 sites that we own. These operating and former operating sites make up approximately 82% of our environmental remediation liabilities at December 31, 2020.

We were also assigned numerous clean-up obligations from EID, which pertain to 87 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 18% of our environmental remediation liabilities at December 31, 2020. Included in the 87 sites are 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 100 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

With the exception of Fayetteville, our remediation portfolio is relatively mature, with many sites under active clean-up and moving towards final completion.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2020 and 2019.

(1)	Number of sites does not include the 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2020 and 2019.
(2)	Dollars in millions.
(3)

As of December 31, 2020, Active Remediation included $194 million for on-site remediation and off-site groundwater remediation at Fayetteville. As of December 31, 2019, Investigation included $155 million for on-site remediation and Active Remediation included $46 million for off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $580 million above the amount accrued at December 31, 2020. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2020 and 2019, the following table sets forth the sites that are the most significant.

	December 31,
(Dollars in millions)	2020	2019
Chambers Works, Deepwater, New Jersey	$20	$20
East Chicago, Indiana	11	17
Fayetteville Works, Fayetteville, North Carolina	194	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	12	13
All other sites	111	112
Total environmental remediation	$390	$406

The five sites listed above represent 72% of our total accrued environmental remediation liabilities at December 31, 2020 and 2019. For these five sites, we expect to spend, in the aggregate, $118 million over the next three years. For all other sites, we expect to spend $69 million over the next three years.

Chambers Works, Deepwater, New Jersey

The Chambers Works complex is located on the eastern shore of the Delaware River in Deepwater, Salem County, New Jersey. The site comprises the former Carneys Point Works in the northern area and the Chambers Works manufacturing area in the southern area. Site operations began in 1892 when the former Carneys Point smokeless gunpowder plant was constructed at the northern end of Carneys Point. Site operations began in the manufacturing area around 1914 and included the manufacture of dyes, aromatics, elastomers, chlorofluorocarbons, and tetraethyl lead. We continue to manufacture a variety of fluoropolymers and finished products at Chambers Works. In addition, three tenants operate processes at Chambers Works including steam/electricity generation, industrial gas production, and the manufacture of intermediate chemicals. As a result of over 100 years of continuous industrial activity, site soils and groundwater have been impacted by chemical releases.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $11 million remained as of December 31, 2020. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and is bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the Company manufactures fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and fluoropolymer processing aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, Nafion™ membranes, and the related polymer processing aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

Beginning in 1996, several stages of site investigation were conducted under NC DEQ oversight, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (per- and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding Fayetteville and resolved litigations filed by the NC DEQ and CFRW. In connection with the CO, a thermal oxidizer became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

In the fourth quarter of 2019, we completed and submitted our Cape Fear River PFAS Loading Reduction Plan – Supplemental Information Report and Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and builds on the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and we are awaiting formal response to the CAP from NC DEQ.

In August 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020. We are implementing measures under the Addendum, and we have commenced detailed engineering and design work for the barrier wall and groundwater extraction system with two stages of NC DEQ design approval to be completed in 2021 and 2022.

As of December 31, 2020, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $140 million and $54 million related to the estimated cost of on-site and off-site remediation, respectively. For the year ended December 31, 2020, we accrued an additional $42 million, of which $31 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. The amounts accrued during the year ended December 31, 2020 are net of $7 million of changes in estimates related to the cost of installing, maintaining, and monitoring certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. We resumed residential sampling and installation of water treatment systems in June 2020. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. Specific to our on-site remediation at Fayetteville, we accrued $11 million during the year ended December 31, 2020, including an incremental $5 million in the fourth quarter of 2020 primarily related to remediation projects for which detailed engineering design was complete.

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

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (“USS Lead”) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with the EPA on the safe and timely completion of this work. EID’s former East Chicago manufacturing facility was located adjacent to the site, and EID assigned responsibility for the site to us in the Separation Agreement.

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and EID entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties – Atlantic Richfield, EID, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. In March 2018, the EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, EID, U.S. Metals, and USS Lead Muller Group, and these parties entered into an interim allocation agreement to perform that work. As of the end of 2019, the required work in Zone 3 had been completed. The required work in Zone 2 was nearly complete by the end of 2020. The determination of a final allocation for Zone 2 and/or the other Zones is ongoing, and additional PRPs may be identified.

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

The Chemours Company

PFOA

Refer to our discussion under the heading “PFOA” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern.

PFAS

Refer to our discussion under the heading “PFAS” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”).

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against DuPont, Corteva, and EID concerning EID’s contention that it is entitled to unlimited indemnity from us for specified liabilities that EID assigned to us in the spin-off. The lawsuit requested a declaratory judgment limiting EID’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end (maximum) realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4.0 billion dividend EID extracted from us in connection with the spin-off. In March 2020, the Chancery Court granted EID’s Motion to Dismiss, placing the matter in non-public binding arbitration. The dismissal was affirmed by the Delaware Supreme Court. In January 2021, the parties entered into a binding MOU, addressing the allegations in the lawsuit and arbitration. Pursuant to the MOU, the parties have agreed to dismiss the arbitration. Many of the potential litigation liabilities discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements are included in the MOU.

The Chemours Company

Non-GAAP Financial Measures

We prepare our consolidated financial statements in accordance with GAAP. To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“EPS”), Free Cash Flows (“FCF”), Return on Invested Capital (“ROIC”), and Net Leverage Ratio – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

•	interest expense, depreciation, and amortization;
•	non-operating pension and other post-retirement employee benefit costs, which represents the components of net periodic pension (income) costs excluding the service cost component;
•	exchange (gains) losses included in other income (expense), net;
•	restructuring, asset-related, and other charges;
•	(gains) losses on sales of assets and business; and,
•	other items not considered indicative of our ongoing operational performance and expected to occur infrequently.

Adjusted Net Income is defined as our net income (loss), adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding. Diluted Adjusted EPS accounts for the dilutive impact of our stock-based compensation awards, which includes unvested restricted shares. FCF is defined as our cash flows provided by (used for) operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted Earnings before Interest and Taxes (“EBIT”), divided by the average of our invested capital, which amounts to our net debt, or debt less cash and cash equivalents, plus equity. Net Leverage Ratio is defined as our total debt principal, net, or our total debt principal outstanding less cash and cash equivalents, divided by Adjusted EBITDA.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, ROIC, and Net Leverage Ratio should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Annual Report on Form 10-K, should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.

The Chemours Company

The following table sets forth a reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS to our net income (loss) attributable to Chemours for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Net income (loss) attributable to Chemours	$219	$(52)	$995
Non-operating pension and other post-retirement employee benefit (income) cost (1)	(1)	368	(27)
Exchange losses (gains), net	26	2	(1)
Restructuring, asset-related, and other charges (2)	80	87	49
Loss on extinguishment of debt	22	—	38
Gain on sales of assets and businesses (3)	(8)	(10)	(45)
Transaction costs (4)	2	3	9
Legal and environmental charges (5)	49	175	82
Other charges	—	—	1
Adjustments made to income taxes (6)	(23)	—	(41)
Benefit from income taxes relating to reconciling items (7)	(37)	(154)	(26)
Adjusted Net Income	329	419	1,034
Net income attributable to non-controlling interests	—	—	1
Interest expense, net	210	208	195
Depreciation and amortization	320	311	284
All remaining provision for income taxes	20	82	226
Adjusted EBITDA	$879	$1,020	$1,740

Weighted-average number of common shares outstanding - basic	164,681,827	164,816,839	176,968,554
Dilutive effect of our employee compensation plans (8)	1,664,702	2,428,184	5,603,467
Weighted-average number of common shares outstanding - diluted (8)	166,346,529	167,245,023	182,572,021

Per share data
Basic earnings (loss) per share of common stock	$1.33	$(0.32)	$5.62
Diluted earnings (loss) per share of common stock (8)	1.32	(0.32)	5.45
Adjusted basic earnings per share of common stock	2.00	2.54	5.85
Adjusted diluted earnings per share of common stock (8)	1.98	2.51	5.67
(1)

The year ended December 31, 2019 includes a $380 million settlement loss related to a significant portion of our Netherlands pension plan, specific to the vested pension benefits of the inactive participants. Refer to “Note 27 – Long-term Employee Benefits” to the Consolidated Financial Statements for further details.

(2)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements.
(3)

The year ended December 31, 2020 includes a gain of $6 million recognized in connection with the sale of our Oakley, California site. The year ended December 31, 2019 includes a non-cash gain of $9 million recognized in connection with the sale of our Repauno, New Jersey site. The year ended December 31, 2018 included gains of $3 million and $42 million associated with the sales of our East Chicago, Indiana and Linden, New Jersey sites, respectively.

(4)	Includes costs associated with our debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with our strategic initiatives.
(5)

Legal charges pertain to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. The year ended December 31, 2020 includes $29 million incurred in connection with our portion of the costs to settle PFOA multi-district litigation in Ohio. Environmental charges pertain to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicology studies related to Fayetteville. The year ended December 31, 2020 includes $5 million primarily related to detailed engineering design for on-site remediation projects at Fayetteville, as well as $8 million based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The year ended December 31, 2019 includes $168 million in additional charges related to the approved final Consent Order associated with certain matters at Fayetteville. The year ended December 31, 2018 includes $63 million in additional charges for the estimated liability associated with Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further details.

(6)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on share-based payments, certain return-to-accrual adjustments, historical valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(7)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

(8)

In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS under GAAP, as its inclusion would have an anti-dilutive effect. As such, with respect to the GAAP measure of diluted EPS, the impact of potentially dilutive securities is excluded from our calculation for the year ended December 31, 2019. With respect to the non-GAAP measure of adjusted diluted EPS, the impact of potentially dilutive securities is included in our calculation for all of the periods presented above, as Adjusted Net Income was in a net income position for the years ended December 31, 2020, 2019, and 2018.

The Chemours Company

The following table sets forth a reconciliation of FCF to our cash flows provided by operating activities for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash provided by operating activities	$807	$650	$1,140
Less: Purchases of property, plant, and equipment	(267)	(481)	(498)
Free Cash Flows	$540	$169	$642

The following table sets forth a reconciliation of ROIC to Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, for the periods presented.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Adjusted EBITDA (1)	$879	$1,020	$1,740
Less: Depreciation and amortization (1)	(320)	(311)	(284)
Adjusted EBIT	$559	$709	$1,456

	As of December 31,
(Dollars in millions)	2020	2019	2018
Total debt	$4,026	$4,160	$3,972
Total equity	815	695	1,020
Less: Cash and cash equivalents	(1,105)	(943)	(1,201)
Invested capital, net	$3,736	$3,912	$3,791
Average invested capital (2)	$3,895	$4,102	$3,717

Return on Invested Capital	14%	17%	39%
(1)

Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. Refer to the preceding table for the reconciliation of Adjusted EBITDA to net income (loss) attributable to Chemours for the years ended December 31, 2020, 2019, and 2018.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of Net Leverage Ratio to our total debt principal, cash and cash equivalents, and Adjusted EBITDA.

	As of December 31,
(Dollars in millions)	2020	2019
Total debt principal	$4,061	$4,196
Less: Cash and cash equivalents	1,105	943
Total debt principal, net	$2,956	$3,253

	Year Ended December 31,
(Dollars in millions)	2020	2019
Adjusted EBITDA (1)	$879	$1,020

Net Leverage Ratio	3.4x	3.2x
(1)

Reconciliations of Adjusted EBITDA to net income (loss) attributable to Chemours are provided on a quarterly basis. Refer to the preceding table for the reconciliation of Adjusted EBITDA to net income (loss) attributable to Chemours for the years ended December 31, 2020, 2019, and 2018.

The Chemours Company

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates because of our global operations. As a result, we have assets, liabilities, and cash flows denominated in a variety of foreign currencies. We also have variable rate indebtedness, which subjects us to interest rate risk. Additionally, we are exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices, which may be further exacerbated by the impacts of COVID-19 and the associated volatility in the broader financial markets, may have an impact on our future cash flows and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. Refer to “Note 26 – Financial Instruments” to the Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2020, we had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 million, the fair value of which amounted to $3 million. At December 31, 2019, we had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530 million, the fair value of which amounted to less than $1 million. We recognized a net gain of $29 million, a net loss of $2 million, and a net gain of $3 million for the years ended December 31, 2020, 2019, and 2018, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2020, we had 144 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101 million, the fair value of which amounted to negative $4 million. At December 31, 2019, we had 150 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124 million, the fair value of which amounted to $1 million. We recognized a pre-tax loss of $4 million and pre-tax gains of $6 million and $10 million for the years ended December 31, 2020, 2019, and 2018, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2020, 2019, and 2018, $3 million, $10 million, and $4 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $88 million and pre-tax gains of $20 million and $32 million for the years ended December 31, 2020, 2019, and 2018, respectively, on our net investment hedge within accumulated other comprehensive loss.

Interest Rate Risk

Beginning in the second quarter of 2020, we elected to expand our cash flow hedge program and enter into interest rate swaps, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax loss of $4 million for the year ended December 31, 2020 within accumulated other comprehensive loss. For the year ended December 31, 2020, less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

The Chemours Company

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2020 and 2019, one individual customer balance represented approximately 5% of our total outstanding accounts and notes receivable balance. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2020 and 2019 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2020 and 2019.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 – Financial Statements and Supplementary Data is incorporated by reference herein as set forth in Item 15(a)(1) – Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

The Chemours Company

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

As of December 31, 2020, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We have completed an evaluation of our internal control over financial reporting and have concluded that our internal control over financial reporting was effective as of December 31, 2020 (refer to “Management’s Report on Internal Control over Financial Reporting” on page F-2 to the Consolidated Financial Statements).

Item 9B. OTHER INFORMATION

None.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the definitive proxy statement for our 2021 annual meeting of stockholders (the “2021 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our audit committee and our code of ethics is contained in the 2021 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2021 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2020
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	9,100	$19.21	10,200
(1)	Includes the approximate number of outstanding stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”).
(2)	Represents the weighted-average exercise price of outstanding stock options only. RSUs and PSUs do not have associated exercise prices.
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2021 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2021 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

The Chemours Company

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Refer to the “Index to the Consolidated Financial Statements” commencing on page F-1 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 79 of this Annual Report on Form 10-K.

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

4.1(5)

Fifth Supplemental Indenture, dated as of November 27, 2020, among The Chemours Company, the guarantors named therein, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, UK Branch, as the Paying Agent, and Elavon Financial Services DAC, as the Registrar (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.1(6)	Specimen 6.625% Notes due 2023 (included in Exhibit 4.1(1)).
4.1(7)	Specimen 7.000% Notes due 2025 (included in Exhibit 4.1(2)).
4.1(8)	Specimen 6.125% Notes due 2023 (included in Exhibit 4.1(3)).
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
4.3

Indenture, dated as of November 27, 2020, between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.3(1)

First Supplemental Indenture, dated as of November 27, 2020, among The Chemours Company, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.3(2)	Specimen 5.750% Senior Notes Due 2028 (included in Exhibit 4.3(1)).
4.4	Description of common stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
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

10.36*

Separation Agreement and Release between Paul Kirsch and the Company effective October 31, 2019, dated October 3, 2019 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.37*

The Chemours Company 2017 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 1, 2017).

10.38

Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (f/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 22, 2021).

The Chemours Company

Exhibit Number	Description

21	Subsidiaries of the Registrant.
22	List of Guarantor Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	February 12, 2021

By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark P. Vergnano	President, Chief Executive Officer, and	February 12, 2021
Mark P. Vergnano	Director
(Principal Executive Officer)

/s/ Sameer Ralhan	Senior Vice President,	February 12, 2021
Sameer Ralhan	Chief Financial Officer
(Principal Financial Officer)

/s/ Matthew S. Abbott	Vice President and Controller	February 12, 2021
Matthew S. Abbott	(Principal Accounting Officer)

/s/ Richard H. Brown	Chairman of the Board	February 12, 2021
Richard H. Brown

/s/ Curtis V. Anastasio	Director	February 12, 2021
Curtis V. Anastasio

/s/ Bradley J. Bell	Director	February 12, 2021
Bradley J. Bell

/s/ Mary B. Cranston	Director	February 12, 2021
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 12, 2021
Curtis J. Crawford

/s/ Dawn L. Farrell	Director	February 12, 2021
Dawn L. Farrell

/s/ Erin N. Kane	Director	February 12, 2021
Erin N. Kane

/s/ Sean D. Keohane	Director	February 12, 2021
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in its report, which is presented on the following page.

/s/ Mark P. Vergnano	/s/ Sameer Ralhan
Mark P. Vergnano	Sameer Ralhan
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

February 12, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Liabilities Associated with the Fayetteville Works Site

As described in Note 22 to the consolidated financial statements, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities with respect to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and per- and polyfluoroalkyl substances (“PFAS”) from the Company’s Fayetteville Works site in North Carolina (“Fayetteville”) into the Cape Fear River, site surface water, groundwater, and air emissions. The Company’s accruals for these on-site remediation and off-site groundwater remediation activities as of December 31, 2020 were $194 million. The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which is subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or reverse osmosis units), the cost of the selected water treatment systems, and any related operation, maintenance, and monitoring (“OM&M”) requirements, fines and penalties, and other charges contemplated by the Consent Order. The Company’s estimated liability for the on-site remediation activities that are probable and estimable is based on the Consent Order, the related addendum with the North Carolina Department of Environmental Quality (the “Addendum”), the Corrective Action Plan (“CAP”) and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the Consent Order and the Addendum.

The principal considerations for our determination that performing procedures relating to liabilities associated with Fayetteville is a critical audit matter are the significant judgment by management to estimate the ultimate costs expected to be incurred under environmental regulations and the Consent Order, including the Addendum and the CAP, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to assess management’s judgments, including assumptions related to the number of affected surrounding properties, the type and corresponding cost of water treatment systems selected, transport pathways which will require remedial actions, the types of site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, and any related OM&M requirements. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination and valuation of the liabilities related to Fayetteville, as well as the related financial statement disclosures. These procedures also included, among others, (i) testing the reasonableness of management’s assumptions used to estimate the ultimate costs related to the number of affected surrounding properties, the type and corresponding cost of water treatment systems selected, transport pathways which will require remedial actions, the types of site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems selected and implemented, and any related OM&M requirements, (ii) obtaining and evaluating responses to letters of audit inquiry from legal counsel, and (iii) evaluating the sufficiency of the Company’s disclosures related to the matter. Professionals with specialized skill and knowledge were used to assist in evaluating the estimated costs resulting from the Consent Order, the Addendum and CAP.

Goodwill Impairment Assessment - Mining Solutions and Advanced Performance Materials Reporting Units

As described in Notes 3 and 15 to the consolidated financial statements, the Company’s consolidated goodwill balance was $153 million as of December 31, 2020, of which the goodwill associated with the Mining Solutions and Advanced Performance Materials reporting units was $51 million and $56 million, respectively. Management tests its goodwill for impairment at least annually on October 1st; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. As previously disclosed by management, in addition to the annual impairment test performed on October 1st, management determined a triggering event occurred during 2020 that required certain reporting units’ goodwill to be tested for impairment prior to the annual test. An impairment exists when the carrying value of a reporting unit exceeds its fair value. When performing a quantitative impairment test, management weights the results of an income-based valuation technique, the discounted cash flows method, and a market-based valuation technique, the guideline public companies method, to determine the reporting units’ fair values. Such techniques require significant judgment and assumptions by management relating to short and long-term revenue growth rates, gross margins, discount rates, market multiples, and prospective financial information surrounding future cash flows of the reporting units.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments related to the Mining Solutions and Advanced Performance Materials reporting units is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting units. This in turn led to a high degree of auditor judgment and effort in performing procedures to evaluate the significant assumptions used in management’s interim and annual impairment assessments related to short and long-term revenue growth rates, gross margins, discount rates, and market multiples. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow models and the guideline public companies models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant assumptions used by management, related to short and long-term revenue growth rates, gross margins, discount rates, and market multiples. Evaluating management’s assumptions related to short and long-term revenue growth rates, gross margins, discount rates, and market multiples involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the respective reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models, the guideline public companies models, and certain significant assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 12, 2021

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$4,969	$5,526	$6,638
Cost of goods sold	3,902	4,463	4,667
Gross profit	1,067	1,063	1,971
Selling, general, and administrative expense	527	548	657
Research and development expense	93	80	82
Restructuring, asset-related, and other charges	80	87	49
Total other operating expenses	700	715	788
Equity in earnings of affiliates	23	29	43
Interest expense, net	(210)	(208)	(195)
Loss on extinguishment of debt	(22)	—	(38)
Other income (expense), net	21	(293)	162
Income (loss) before income taxes	179	(124)	1,155
(Benefit from) provision for income taxes	(40)	(72)	159
Net income (loss)	219	(52)	996
Less: Net income attributable to non-controlling interests	—	—	1
Net income (loss) attributable to Chemours	$219	$(52)	$995
Per share data
Basic earnings (loss) per share of common stock	$1.33	$(0.32)	$5.62
Diluted earnings (loss) per share of common stock	1.32	(0.32)	5.45

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive Income

(Dollars in millions)

	Year Ended December 31,
	2020			2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$219			$(52)			$996
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(88)	$22	(66)	$20	$(5)	15	$32	$(8)	24
Unrealized (loss) gain on cash flow hedge	(8)	1	(7)	6	(1)	5	10	(1)	9
Reclassifications to net income - cash flow hedge	(3)	—	(3)	(10)	1	(9)	(4)	1	(3)
Hedging activities, net	(99)	23	(76)	16	(5)	11	38	(8)	30
Cumulative translation adjustment	111	—	111	2	—	2	(75)	—	(75)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain (loss)	4	(1)	3	(144)	31	(113)	(115)	29	(86)
Prior service (cost) benefit	(1)	—	(1)	5	(1)	4	—	—	—
Curtailment gain	4	(1)	3	—	—	—	—	—	—
Effect of foreign exchange rates	(9)	—	(9)	7	—	7	8	—	8
Reclassifications to net income:
Amortization of actuarial loss	9	(2)	7	18	(4)	14	16	(4)	12
Amortization of prior service gain	(3)	—	(3)	(2)	—	(2)	(2)	—	(2)
Settlement loss	5	(1)	4	383	(91)	292	—	—	—
Defined benefit plans, net	$9	$(5)	4	$267	$(65)	202	$(93)	$25	(68)
Other comprehensive income (loss)			39			215			(113)
Cumulative effect of adopting ASU No. 2018-02			—			—			(9)
Comprehensive income			258			163			874
Less: Comprehensive income attributable to non-controlling interests			—			—			1
Comprehensive income attributable to Chemours			$258			$163			$873

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,105	$943
Accounts and notes receivable, net	511	674
Inventories	939	1,079
Prepaid expenses and other	78	81
Total current assets	2,633	2,777
Property, plant, and equipment	9,582	9,413
Less: Accumulated depreciation	(6,108)	(5,854)
Property, plant, and equipment, net	3,474	3,559
Operating lease right-of-use assets	236	294
Goodwill, net	153	153
Other intangible assets, net	14	21
Investments in affiliates	167	162
Other assets	405	292
Total assets	$7,082	$7,258
Liabilities
Current liabilities:
Accounts payable	$844	$923
Short-term and current maturities of long-term debt	21	134
Other accrued liabilities	577	484
Total current liabilities	1,442	1,541
Long-term debt, net	4,005	4,026
Operating lease liabilities	194	245
Deferred income taxes	36	118
Other liabilities	590	633
Total liabilities	6,267	6,563
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 190,239,883 shares issued and 164,920,648 shares outstanding at December 31, 2020; 188,893,478 shares issued and 163,574,243 shares outstanding at December 31, 2019)	2	2
Treasury stock, at cost (25,319,235 shares at December 31, 2020 and 2019)	(1,072)	(1,072)
Additional paid-in capital	890	859
Retained earnings	1,303	1,249
Accumulated other comprehensive loss	(310)	(349)
Total Chemours stockholders’ equity	813	689
Non-controlling interests	2	6
Total equity	815	695
Total liabilities and equity	$7,082	$7,258

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2018	185,343,034	$2	2,386,406	$(116)	$837	$579	$(442)	$5	$865
Common stock issued - compensation plans	783,346	—	—	—	—	—	—	—	—
Exercise of stock options, net	1,078,187	—	—	—	16	—	—	—	16
Purchases of treasury stock, at cost	—	—	14,050,098	(634)	—	—	—	—	(634)
Shares issued under employee stock purchase plan	—	—	(12,411)	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(17)	—	—	—	(17)
Cumulative effect of adopting ASU No. 2018-02	—	—	—	—	—	9	(9)	—	—
Net income	—	—	—	—	—	995	—	1	996
Dividends declared on common shares ($0.67 per share)	—	—	—	—	—	(117)	—	—	(117)
Other comprehensive loss	—	—	—	—	—	—	(113)	—	(113)
Balance at December 31, 2018	187,204,567	2	16,424,093	(750)	860	1,466	(564)	6	1,020
Common stock issued - compensation plans	1,098,542	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	590,369	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	19	—	—	—	19
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	—	(52)	—	—	(52)
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	—	215	—	215
Balance at December 31, 2019	188,893,478	2	25,319,235	(1,072)	859	1,249	(349)	6	695
Common stock issued - compensation plans	222,665	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	1,123,740	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	219	—	—	219
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	39	—	39
Balance at December 31, 2020	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$219	$(52)	$996
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	320	311	284
Gain on sales of assets and businesses	(8)	(10)	(45)
Equity in earnings of affiliates, net	—	(3)	18
Loss on extinguishment of debt	22	—	38
Amortization of debt issuance costs and issue discounts	9	9	11
Deferred tax (benefit) provision	(120)	(165)	23
Asset-related charges	22	43	4
Stock-based compensation expense	16	19	24
Net periodic pension cost (income)	14	381	(18)
Defined benefit plan contributions	(21)	(19)	(15)
Other operating charges and credits, net	(22)	(2)	(7)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	175	191	47
Inventories and other operating assets	126	116	(284)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	55	(169)	64
Cash provided by operating activities	807	650	1,140
Cash flows from investing activities
Purchases of property, plant, and equipment	(267)	(481)	(498)
Acquisition of business, net	—	(10)	(37)
Proceeds from sales of assets and businesses, net	5	9	46
Proceeds from life insurance policies	1	1	—
Foreign exchange contract settlements, net	27	(2)	2
Cash used for investing activities	(234)	(483)	(487)
Cash flows from financing activities
Proceeds from issuance of debt	800	—	520
Proceeds from accounts receivable securitization facility	12	128	—
Repayments on accounts receivable securitization facility	(122)	(18)	—
Proceeds from revolving loan	300	150	—
Repayments on revolving loan	(300)	(150)	—
Debt repayments	(943)	(19)	(679)
Payments related to extinguishment of debt	(16)	—	(29)
Payments of debt issuance costs	(10)	—	(12)
Payments on finance leases	(6)	(3)	—
Deferred acquisition-related consideration	(10)	—	—
Purchases of treasury stock, at cost	—	(322)	(644)
Proceeds from exercised stock options, net	16	9	16
Payments related to tax withholdings on vested stock awards	(2)	(30)	(17)
Payments of dividends to the Company's common shareholders	(164)	(164)	(148)
Distributions to non-controlling interest shareholders	(4)	—	—
Cash used for financing activities	(449)	(419)	(993)
Effect of exchange rate changes on cash and cash equivalents	38	(6)	(15)
Increase (decrease) in cash and cash equivalents	162	(258)	(355)
Cash and cash equivalents at January 1,	943	1,201	1,556
Cash and cash equivalents at December 31,	$1,105	$943	$1,201

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$208	$204	$206
Income taxes, net of refunds	78	85	75
Non-cash investing and financing activities:
Changes in property, plant, and equipment included in accounts payable	$31	$85	$37
Obligations incurred under build-to-suit lease arrangement	—	40	47
Non-cash financing arrangements	16	11	—
Deferred payments related to acquisition of business	—	15	—

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, mining, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. Chemours manages and reports its operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials. The Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications.

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2020, the Company operated 30 major production facilities globally, of which eight were dedicated to Titanium Technologies, eight were dedicated to Thermal & Specialized Solutions, 10 were dedicated to Advanced Performance Materials, one was dedicated to Chemical Solutions, and three supported multiple segments.

Chemours began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from E.I. DuPont de Nemours and Company (“EID”) (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between Chemours and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc. (“DuPont”), and Corteva, Inc. (“Corteva”).

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. Specific to the Company’s acquisition of Southern Ionics Minerals, LLC (“SIM”) in the third quarter of 2019, a previously deferred acquisition-related installment payment of $10 was made in the third quarter of 2020 and classified as cash used for investing activities on the Company’s consolidated statements of cash flows for the nine months ended September 30, 2020. The Company’s classification of this payment was adjusted in the consolidated statements of cash flows for the year ended December 31, 2020 to be reflected as cash used for financing activities, the effect of which was not material to the Company’s previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2020.

Change in Segment Reporting

During the fourth quarter of 2020, the Company changed the level of detail at which its Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) (together, the Chief Operating Decision Maker, or “CODM”) regularly review and manage certain of its businesses, resulting in the bifurcation of its former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). The Company now manages and reports its operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. This change allows Chemours to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to the Company’s shareholders. The historical segment information has been recast to conform to the current segment structure.

Considerations related to the current novel coronavirus disease (“COVID-19”)

In December 2019, an outbreak of illness caused by COVID-19 was identified in Wuhan, China, and the virus has since continued to spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, certain of these regions have also seen further spread and even resurgences in the number of positively identified infections. Particularly in the Americas and Europe, infections have continued to spread, leading to health-related concerns in regions where the Company has several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies. In consideration of the Company’s global customer base, the rates at which economies across the globe recover or worsen may drive varying levels of end-market demand for the various performance chemicals provided by the Company’s four segments. In turn, the magnitude and duration of the COVID-19 pandemic create significant uncertainties for the Company’s customer demand and financial results and, during the year ended December 31, 2020, have caused adverse impacts on the Company’s results of operations.

In response to the macroeconomic uncertainties driven by COVID-19, management decided to take certain precautionary measures. On April 8, 2020, the Company drew $300 from its revolving credit facility, which was subsequently repaid during the third quarter of 2020 based on the Company’s liquidity position. Management also elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 in tax payments, of which approximately $35 was paid in the fourth quarter of 2020. From a cost savings perspective, management implemented a range of actions aimed at reducing costs, inclusive of reducing all discretionary spend, freezing non-critical hiring, delaying external spend wherever possible, reducing structural plant fixed costs, and temporarily reducing base salaries where legally permissible. The temporary base salary reductions were discontinued in September 2020. Management continues to expect that cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide the Company with sufficient liquidity through at least February 2022.

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

Revenue Recognition

Chemours recognizes revenue using a five-step model, resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. A contract with a customer exists when: (i) the Company enters into an enforceable agreement that defines each party’s rights regarding the goods or services to be transferred, and the related payment terms; (ii) the agreement has commercial substance; and, (iii) it is probable that the Company will collect the consideration to which it is entitled in the exchange. A performance obligation is a promise in a contract to transfer a distinct good or service, or a series of distinct goods or services, to a customer. The transaction price is the customary amount of consideration that the Company expects to be entitled to in exchange for a transfer of the promised goods or services to a customer, excluding any amounts collected by the Company on behalf of third parties (e.g., sales and use taxes). Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the critical events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers.

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

Chemours recognizes income tax positions that meet the more-likely-than-not threshold and accrues any interest related to unrecognized income tax positions in the provision for (benefit from) income taxes in the consolidated statements of operations. The Company also recognizes income tax-related penalties in the provision for (benefit from) income taxes.

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

Cash and Cash Equivalents

Cash and cash equivalents generally include cash, time deposits, or highly liquid investments with maturities of three months or less at the time of acquisition.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Accounts and Notes Receivable and Allowance for Doubtful Accounts

Accounts and notes receivables are recognized net of an allowance for doubtful accounts. The allowance for doubtful accounts reflects the best estimate of losses inherent in Chemours’ accounts and notes receivable portfolio, which is determined by assessing expected credit losses on the basis of historical experience, specific allowances for known troubled accounts, and other available evidence. Accounts and notes receivable are written off when management determines that they are uncollectible.

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

Leases

The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, short-term and current maturities of long-term debt, and long-term debt, net, on the Company’s consolidated balance sheets. The Company’s incremental borrowing rate, which is based on information available at the adoption date of January 1, 2019 for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments. The Company combines lease components with non-lease components for all classes of assets, except for certain manufacturing facilities.

The Company does not recognize leases with an initial term of 12 months or less on its consolidated balance sheets and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Certain leases contain variable payments which are based on usage or operating costs, such as utilities and maintenance. These payments are not included in the measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and are recorded as lease expense in the period incurred. Leases with the options to extend their term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options.

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

Asset Retirement Obligations

Chemours records its asset retirement obligations at their fair value at the time the liability is incurred. Fair value is measured using the expected future cash outflows discounted at Chemours’ credit-adjusted, risk-free interest rate, which is considered to be a Level 3 input within the fair value hierarchy. Accretion expense is recognized as an operating expense within the cost of goods sold in the consolidated statements of operations, using the credit-adjusted, risk-free interest rate in effect when the liability was recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are depreciated over the estimated remaining useful life of the asset, generally for periods ranging from two to 25 years.

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

Litigation

Chemours accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Litigation-related liabilities and expenditures included in the consolidated financial statements include legal matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period that services are rendered.

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

Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These liabilities, which are undiscounted, are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available.

Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. These accrued liabilities are undiscounted and do not include claims against third parties, and are included in other accrued liabilities and other liabilities on the consolidated balance sheets.

Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued and are reflected as a component of the cost of goods sold for on-site remediation costs or as a component of selling, general, and administrative expense for off-site remediation costs in the consolidated statements of operations. Other environmental costs are also charged to expense in the period incurred, unless they extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations, in which case they are capitalized and amortized. Pursuant to the binding Memorandum of Understanding (“MOU”) entered into between Chemours, DuPont, Corteva, and EID, as further discussed in “Note 22 – Commitments and Contingent Liabilities”, costs specific to potential future legacy PFAS liabilities are subject to a cost-sharing arrangement between the parties. Any recoveries of Qualified Spend (as further described in “Note 22 – Commitments and Contingent Liabilities” and as defined in the MOU) from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable.

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

Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency and interest rate risks. The Company has established a financial risk management program, which currently includes four distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in LIBOR, as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company’s foreign currency forward contracts that are used as a net monetary assets and liabilities hedge are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. For these instruments, all gains and losses resulting from the revaluation of derivative assets and liabilities are recognized in other income (expense), net in the consolidated statements of operations during the period in which they occur, and any such gains or losses are intended to be offset by any gains or losses on the underlying asset or liability. For the Company’s foreign currency forward contracts that have been designated under a cash flow hedge program, all gains and losses resulting from the revaluation of the derivative instruments are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to the cost of goods sold in the consolidated statements of operations during the period in which the underlying transactions affect earnings, or when it becomes probable that the forecasted transactions will not occur. For the Company’s interest rate swaps that have been designated under a cash flow hedge program, all gains and losses resulting from the revaluation of the derivative instruments are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to interest expense, net in the consolidated statements of operations during the period in which the underlying transaction affects earnings. For the Company’s euro-denominated debt instruments, which are designated as a net investment hedge, changes due to remeasurement are included in accumulated other comprehensive loss on the consolidated balance sheets. Chemours’ uses the spot method to evaluate the effectiveness of its net investment hedge.

Financial instruments are reported on a gross basis on the consolidated balance sheets.

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

Chemours applies the following valuation hierarchy in measuring the fair values of its assets and liabilities:

•	Level 1 – Quoted prices in active markets for identical assets and liabilities;
•

Level 2 – Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs); and,

•	Level 3 – Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Simplifying the Accounting for Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistency of application by clarifying and amending existing guidance. For public entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the impacts of adopting this guidance to be material to its financial position, results of operations, and cash flows.

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

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 4. Acquisitions and Divestitures

Divestiture of Methylamines and Methylamides

In December 2019, the Company entered into an asset purchase agreement with Belle Chemical Company (“Belle”), a subsidiary of Cornerstone Chemical Company, whereby Belle agreed to acquire the Methylamines and Methylamides business of Chemours’ Chemical Solutions segment for a negligible purchase price, subject to customary working capital and other adjustments, but not to exceed a loss on sale of $2. The Company completed the sale and, in December 2019, subsequent to working capital adjustments, received cash proceeds of $2. Prior to the completion of the sale, in the second half of 2019, the Company recorded accelerated depreciation of $34, which was recorded as a component of restructuring, asset-related, and other charges in the consolidated statements of operations. Upon completion of the sale, the Company also recorded an additional pre-tax loss on sale of $2, net of a benefit from working capital adjustments, in other income (expense), net in the consolidated statements of operations.

Acquisition of Southern Ionics Minerals, LLC

In August 2019, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Membership Interest Purchase Agreement to acquire all of the outstanding stock of Southern Ionics Minerals, LLC (“SIM”) for an estimated total consideration of approximately $25, which included customary working capital and other adjustments made within a specified time period. SIM was a privately-held minerals exploration, mining, and manufacturing company headquartered in Jacksonville, Florida. SIM mines and processes titanium and zirconium mineral sands, and this acquisition expanded Chemours’ flexibility and scalability to internally source ore in the Company’s Titanium Technologies segment. The aggregate purchase price of $25 included an upfront payment of $10, an additional installment payment of $10, and contingent considerations with an estimated fair value of $5. The additional installment payment of $10 was made during the third quarter of 2020. The Company accounted for the acquisition of SIM as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values.

The purchase consideration was primarily assigned to the property, plant, and equipment of the acquired business, and there was no goodwill associated with the transaction. These amounts were subject to further adjustment during the applicable measurement period as additional information was obtained, including the finalization of a third-party appraisal. The Company completed its assessment during the fourth quarter of 2019, and no subsequent adjustments were made to these amounts.

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

Acquisition of ICOR International, Inc.

In April 2018, the Company, through its wholly-owned subsidiary, The Chemours Company FC, LLC, entered into a Stock Purchase Agreement (“SPA”) to acquire all of the outstanding stock of ICOR International, Inc. (“ICOR”), a closely-held private company that produces, sells, and distributes replacement refrigerant gases for use in commercial, industrial, and automotive refrigerant applications. Pursuant to the terms of the SPA, the Company paid $37 in total consideration at closing in the all-cash acquisition, which included customary working capital and other adjustments made within a specified time period. The acquisition of ICOR complements the Company’s existing portfolio of product offerings within the Thermal & Specialized Solutions segment, as well as provides the Company with access to ICOR’s established customer base and assembled workforce.

The Company accounted for the acquisition of ICOR as a business combination, and as such, all assets acquired and liabilities assumed were recorded at their estimated fair values. The excess of the consideration transferred over the fair value of the identifiable net assets acquired was recorded as goodwill within the Thermal & Specialized Solutions segment, representing the expected future benefits arising from the assembled workforce and other synergies to be realized from the acquisition of ICOR. The Company elected to treat the acquisition of ICOR as an asset acquisition under the Internal Revenue Code, and as such, expects that all of the related goodwill will be deductible for federal income tax purposes.

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

The Company’s consolidated financial statements include ICOR’s results of operations from April 2, 2018, the date of acquisition. Net sales and net income (loss) attributable to Chemours contributed by ICOR during this period were not material to the Company’s or its Thermal & Specialized Solutions segment’s results of operations. Acquisition-related expenses amounted to less than $1 at December 31, 2018 and are included as a component of selling, general, and administrative expense in the consolidated statements of operations.

Sale of Land in Linden, New Jersey

In March 2016, the Company entered into an agreement to sell a 210-acre plot of land that formerly housed an EID manufacturing site located in Linden, New Jersey. The land was assigned to Chemours in connection with its Separation from EID, and the Company completed the sale in March 2018 for a gain of $42 and net cash proceeds of $39. As part of the sales agreement, the buyer agreed to assume certain costs associated with ongoing environmental remediation activities at the site amounting to $3, which have been reflected as a component of prepaid expenses and other on the consolidated balance sheets. Chemours remains responsible for certain other ongoing environmental remediation activities at the site, which were previously accrued as a component of other liabilities on the consolidated balance sheets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Net sales by geographic region (1)
North America:
Titanium Technologies	$776	$727	$894
Thermal & Specialized Solutions	520	592	619
Advanced Performance Materials	407	512	524
Chemical Solutions	211	313	341
Total North America	1,914	2,144	2,378
Asia Pacific:
Titanium Technologies	778	809	964
Thermal & Specialized Solutions	134	166	160
Advanced Performance Materials	450	507	515
Chemical Solutions	22	61	81
Total Asia Pacific	1,384	1,543	1,720
Europe, the Middle East, and Africa:
Titanium Technologies	528	474	842
Thermal & Specialized Solutions	331	408	555
Advanced Performance Materials	202	258	270
Chemical Solutions	25	23	18
Total Europe, the Middle East, and Africa	1,086	1,163	1,685
Latin America (2):
Titanium Technologies	320	335	474
Thermal & Specialized Solutions	120	152	163
Advanced Performance Materials	45	53	56
Chemical Solutions	100	136	162
Total Latin America	585	676	855
Total net sales	$4,969	$5,526	$6,638

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$2,402	$2,345	$3,174
Thermal & Specialized Solutions:
Refrigerants	889	1,086	1,238
Foam, propellants, and other	216	232	259
Advanced Performance Materials:
Fluoropolymers and advanced materials	1,104	1,330	1,365
Chemical Solutions:
Mining solutions	203	268	289
Performance chemicals and intermediates	155	265	313
Total net sales	$4,969	$5,526	$6,638
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2020, 2019, and 2018.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2020 and 2019.

	December 31,
	2020	2019
Accounts receivable - trade, net (1)	$449	$602
Deferred revenue	12	15
Customer rebates	69	72
(1)

Accounts receivable - trade, net includes trade notes receivable of less than $1 and is net of allowances for doubtful accounts of $7 and $5 at December 31, 2020 and 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the years ended December 31, 2020 and 2019 were not significant. For the years ended December 31, 2020 and 2019, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of December 31, 2020 and 2019.

Remaining Performance Obligations

Certain of the Company’s MSAs or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2020, Chemours had $71 of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2021, an approximate additional 16% in 2022, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2020 are also excluded.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Titanium Technologies	$31	$29	$28
Thermal & Specialized Solutions	18	17	19
Advanced Performance Materials	41	31	31
Chemical Solutions	2	2	2
Corporate and Other	1	1	2
Total research and development expense	$93	$80	$82

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Restructuring and other charges:
Employee separation charges	$17	$21	$14
Decommissioning and other charges	41	23	31
Total restructuring and other charges	58	44	45
Asset-related charges (1)	22	43	4
Total restructuring, asset-related, and other charges	$80	$87	$49
(1)

Asset-related charges for the years ended December 31, 2020 and 2019 are discussed in further detail below. Asset-related charges for the year ended December 31, 2018 included $4 for a pre-tax goodwill impairment charge in the Company’s Chemical Solutions segment.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Restructuring charges:
Plant and product line closures:
Chemical Solutions	$4	$2	$4
Corporate and Other	1	18	9
Total plant and product line closures	5	20	13
2017 Restructuring Program:
Titanium Technologies	—	1	1
Thermal & Specialized Solutions	—	1	4
Advanced Performance Materials	—	1	5
Chemical Solutions	—	—	2
Corporate and Other	(1)	—	15
Total 2017 Restructuring Program	(1)	3	27
2018 Restructuring Program:
Corporate and Other	—	(1)	5
Total 2018 Restructuring Program	—	(1)	5
2019 Restructuring Program:
Titanium Technologies	—	5	—
Thermal & Specialized Solutions	1	3	—
Advanced Performance Materials	2	4	—
Chemical Solutions	—	1	—
Corporate and Other	—	9	—
Total 2019 Restructuring Program	3	22	—
2020 Restructuring Program:
Titanium Technologies	3	—	—
Thermal & Specialized Solutions	1	—	—
Advanced Performance Materials	3	—	—
Chemical Solutions	1	—	—
Corporate and Other	5	—	—
Total 2020 Restructuring Program	13	—	—
Total restructuring charges	20	44	45
Asset-related charges:
Titanium Technologies	—	9	—
Advanced Performance Materials	10	—	—
Chemical Solutions	8	34	4
Corporate and Other	4	—	—
Total asset-related charges	22	43	4
Other charges:
Titanium Technologies	1	—	—
Chemical Solutions	37	—	—
Total other charges	38	—	—
Total restructuring, asset-related, and other charges	$80	$87	$49

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Plant and Product Line Closures and Asset-related Charges

Titanium Technologies

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

Advanced Performance Materials

In the year ended December 31, 2020, in connection with various property, plant, and equipment and other asset impairments, the Company recorded asset-related charges of $10.

Chemical Solutions

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $2, $2, and $4 for the years ended December 31, 2020, 2019, and 2018, respectively. The Company expects to incur and spend approximately $3 related to additional restructuring charges for similar activities through 2021, all of which relate to Chemical Solutions. As of December 31, 2020, the Company incurred, in the aggregate, $40 in restructuring charges related to these activities, excluding asset-related charges.

In the third quarter of 2019, in an effort to improve the profitability of the Company’s Chemical Solutions segment, the Company announced plans to exit its Methylamines and Methylamides business at its Belle, West Virginia manufacturing plant, which culminated in the completed exit and sale of the business in the fourth quarter of 2019. As a result, for the year ended December 31, 2019, the Company recorded accelerated depreciation of $34. The Company does not expect to incur additional charges related to the exit of the Methylamines and Methylamides business. Refer to “Note 4 – Acquisitions and Divestitures” for further details.

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business is not core to the Company’s future strategy, and production was ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, during the year ended December 31, 2020, the Company recorded asset-related charges of $10, which are primarily comprised of $6 for property, plant, and equipment and other asset impairments, as well as $4 for environmental remediation liabilities to be paid over a period of approximately 16 years. The Company also recorded employee separation-related liabilities of $2. In conjunction with this decision, approximately 75 employees will separate from the Company in 2021 and will be subject to our customary involuntary termination benefits. The associated severance payments will also be made in 2021. The Company expects to incur approximately $12 in additional restructuring charges related to decommissioning, dismantling, and other costs in connection with the exit of its Pascagoula site by the end of 2021, all of which relate to Chemical Solutions. The future net cash outflows associated with these exit costs are not expected to be material.

Corporate and Other

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from EID and never used in Chemours’ operations. For the years ended December 31, 2020, 2019, and 2018, the Company incurred $1, $18, and $9, respectively, in decommissioning and dismantling-related charges associated with these efforts. As of December 31, 2020, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities. The Company does not currently expect to incur additional charges related to these activities at its Chambers Works site through the end of 2021, and any remaining future charges and cash outflows associated with these activities are not expected to be material.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $3, and $18, in restructuring-related charges for years ended December 31, 2019, and 2018, respectively.

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

The Company recorded charges for its 2017 Restructuring Program of $3 and $27 for the years ended December 31, 2019 and 2018, respectively. The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at December 31, 2020. The Company has substantially completed all actions related to this program.

2018 Restructuring Program

In the fourth quarter of 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. For the years ended December 31, 2020 and 2019, the Company recorded charges for its 2019 Restructuring Program of $3 and $22, respectively. As of December 31, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25. The Company believes that it has completed incurring severance costs for this program. At December 31, 2020 and 2019, $2 and $14 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021.

2020 Restructuring Program

In the first quarter of 2020, management initiated the first phase of a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. A second phase of this program was initiated in the third quarter of 2020. As of December 31, 2020, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $13. The Company believes that it has completed incurring severance costs for this program. At December 31, 2020, $3 remained as an employee separation-related liability, and the remaining severance payments are expected to be made by the end of 2021.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2020 and 2019.

	Chemical Solutions Site Closures	2015 Global Restructuring Program	2017 Restructuring Program	2018 Restructuring Program	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at January 1, 2019	$—	$1	$10	$5	$—	$—	$16
(Credits) charges to income	—	(1)	—	(1)	22	—	20
Payments	—	—	(9)	(4)	(8)	—	(21)
Balance at December 31, 2019	—	—	1	—	14	—	15
Charges (credits) to income	2	—	(1)	—	3	13	17
Payments	—	—	—	—	(15)	(10)	(25)
Balance at December 31, 2020	$2	$—	$—	$—	$2	$3	$7

At December 31, 2020 and 2019, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Other Charges

Chemical Solutions

The Company is currently in the process of constructing a new Mining Solutions facility in Gomez Palacio, Durango, Mexico. Following the commencement of the construction, several lawsuits were filed, which resulted in suspension of construction and nullification of the Company’s environmental permit at the site. These matters are further discussed in “Note 22 – Commitments and Contingent Liabilities”. In connection with the construction work at the site, the Company had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to contract termination fees, as well as immediate recognition of $11 of other related prepaid costs. At December 31, 2020, the Company had $146 of long-lived assets under construction at the facility. The Company ultimately believes that it will be successful in obtaining its permits and will continue with its planned development of the site. While the Company currently believes these amounts are recoverable, an unfavorable ruling by the Mexican courts on its appeals could lead to a fixed asset impairment assessment that potentially impairs all or a portion of the facility, resulting in a non-cash charge in the Company’s results of operations at that time.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 8. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Leasing, contract services, and miscellaneous income (1)	$20	$51	$79
Royalty income (2)	18	16	10
Gain on sales of assets and businesses (3)	8	10	45
Exchange (losses) gains, net (4)	(26)	(2)	1
Non-operating pension and other post-retirement employee benefit income (cost) (5)	1	(368)	27
Total other income (expense), net	$21	$(293)	$162
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $3, $41, and $67 for the years ended December 31, 2020, 2019, and 2018, respectively.

(2)	Royalty income for the years ended December 31, 2020, 2019, and 2018 is primarily from technology licensing.
(3)

For the year ended December 31, 2020, gain on sale includes a $6 gain associated with the sale of the Company’s Oakley, California site, which was contingent upon the completion of certain environmental remediation activities at the site. For the year ended December 31, 2019, gain on sale includes a non-cash gain of $9 recognized in connection with the Company’s sale of its Repauno, New Jersey site; the gain had been deferred until certain environmental obligations were fulfilled. For the year ended December 31, 2018, gain on sale includes a $3 gain and a $42 gain associated with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively.

(4)	Exchange (losses) gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)

Non-operating pension and other post-retirement employee benefit income (cost) represents the components of net periodic pension income (cost), excluding the service cost component. The year ended December 31, 2019 includes a $380 settlement loss related to a significant portion of the Company’s Netherlands pension plan, specific to the vested pension benefits of the inactive participants. Refer to “Note 27 – Long-term Employee Benefits” for further details.

Note 9. Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Current tax expense (benefit):
U.S. federal	$4	$13	$23
U.S. state and local	1	(1)	4
International	75	79	110
Total current tax expense	80	91	137
Deferred tax expense (benefit):
U.S. federal	(86)	(77)	20
U.S. state and local	(12)	(5)	3
International	(22)	(81)	(1)
Total deferred tax (benefit) expense	(120)	(163)	22
Total (benefit from) provision for income taxes	$(40)	$(72)	$159

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019.

	December 31,
	2020	2019
Deferred tax assets:
Environmental and other liabilities	$103	$99
Accrued litigation	21	37
Stock-based compensation and accrued employee benefits	50	29
Other assets and other accrued liabilities	43	19
Tax attribute carryforwards	134	96
Operating lease liability	60	75
Foreign tax credit carryforwards	7	18
Total deferred tax assets	418	373
Less: Valuation allowance	(24)	(10)
Total deferred tax assets, net	394	363
Deferred tax liabilities:
Pension and other liabilities	(12)	(7)
Property, plant, and equipment	(258)	(320)
Operating lease asset	(56)	(71)
Inventories and other assets	(8)	(43)
Total deferred tax liabilities	(334)	(441)
Deferred tax assets (liabilities), net	$60	$(78)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020		2019		2018
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$38	21.0%	$(26)	21.0%	$243	21.0%
State income taxes, net of federal benefit	(11)	(6.1)%	(7)	5.6%	7	0.6%
Lower effective tax rate on international operations, net	(34)	(19.0)%	(28)	22.7%	(44)	(3.8)%
Depletion	(6)	(3.4)%	(5)	4.0%	(6)	(0.5)%
Exchange gains	—	—%	(7)	5.6%	(4)	(0.3)%
Provision to return and other adjustments	(37)	(20.6)%	(4)	3.2%	(9)	(0.8)%
Valuation allowance	13	7.3%	8	(6.5)%	(15)	(1.3)%
Net impact of U.S. tax reform	—	—%	—	—%	(10)	(0.9)%
Stock-based compensation	—	—%	(14)	11.4%	(14)	(1.2)%
Executive compensation limitation	1	0.6%	9	(7.3)%	4	0.3%
R&D credit	(7)	(3.8)%	(6)	4.8%	(5)	(0.4)%
Uncertain tax positions	(1)	(0.5)%	7	(5.6)%	2	0.2%
Other, net	4	2.2%	1	(0.8)%	10	0.9%
Total effective tax rate	$(40)	(22.3)%	$(72)	58.1%	$159	13.8%

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
U.S. operations (including exports)	$(136)	$(375)	$114
International operations	315	251	1,041
Total income (loss) before income taxes	$179	$(124)	$1,155

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

Management believes there is sufficient liquidity available in the U.S. As a result, management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2020 and 2019, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the U.S. Transition Tax, the incremental cost to repatriate earnings is not expected to be material. At December 31, 2020, the amount of unremitted earnings where the Company is indefinitely reinvested was approximately $619.

In the United States, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed on March 27, 2020. This legislative relief, as well as other government relief programs, include measures that could impact direct and indirect tax provisions. Management has analyzed the relief in jurisdictions in which the Company operates, and the applicable impacts, which are not material to the Company’s benefit from income taxes for the year ended December 31, 2020.

For the year ended December 31, 2020, the Company recorded $12 of valuation allowance on certain foreign subsidiary net deferred tax assets and $2 of valuation allowance on certain foreign tax credits. For the year ended December 31, 2019, the Company recorded $5 of valuation allowance on certain foreign subsidiary net deferred tax assets and $3 of valuation allowance on certain foreign tax credits.

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2020, the Company’s U.S federal and state tax losses amounted to $10, which substantially expire between 2036 and 2039. The Company has $31 in R&D tax credits, which expire between 2035 and 2040, foreign net operating losses of $12, which expire between 2026 and 2030, and $7 of certain foreign tax credits, which expire between 2025 and 2030.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2015 through 2020
India	2015 through 2020
Mexico	2015 through 2020
Netherlands	2017 through 2020
Singapore	2016 through 2020
Switzerland	2017 through 2020
Taiwan	2015 through 2020
U.S.	2017 through 2020

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Balance at January 1,	$9	$2	$—
Gross amounts of decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	(2)	—	—
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	1	7	2
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1)	—	—
Balance at December 31,	$7	$9	$2

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$8	$9	$2
Total amount of interest and penalties recognized in the consolidated statements of operations	1	—	—
Total amount of interest and penalties recognized in the consolidated balance sheets	1	—	—

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Balance at January 1,	$10	$2	$17
Net charges to income tax expense	14	8	—
Release of valuation allowance	—	—	(15)
Balance at December 31,	$24	$10	$2

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to Chemours	$219	$(52)	$995
Denominator:
Weighted-average number of common shares outstanding - basic	164,681,827	164,816,839	176,968,554
Dilutive effect of the Company’s employee compensation plans (1)	1,664,702	—	5,603,467
Weighted-average number of common shares outstanding - diluted (1)	166,346,529	164,816,839	182,572,021

Basic earnings (loss) per share of common stock	$1.33	$(0.32)	$5.62
Diluted earnings (loss) per share of common stock (1)	1.32	(0.32)	5.45
(1)

In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of earnings per share as its inclusion would have an anti-dilutive effect.

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Average number of stock options	3,839,845	2,206,609	393,016

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2020 and 2019.

	December 31,
	2020	2019
Accounts receivable - trade, net (1,2)	$449	$602
VAT, GST, and other taxes (3)	49	59
Other receivables (4)	13	13
Total accounts and notes receivable, net	$511	$674
(1)

Accounts receivable - trade, net includes trade notes receivable of less than $1 and is net of allowances for doubtful accounts of $7 and $5 at December 31, 2020 and 2019, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the effect of which was not material to its account receivable - trade or its allowance for doubtful accounts. Refer to “Note 3 – Summary of Significant Accounting Policies” for further details.

(3)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(4)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $3 for the year ended December 31, 2020, and less than $1 for the years ended December 31, 2019 and 2018.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2020 and 2019.

	December 31,
	2020	2019
Finished products	$579	$589
Semi-finished products	180	189
Raw materials, stores, and supplies	433	559
Inventories before LIFO adjustment	1,192	1,337
Less: Adjustment of inventories to LIFO basis	(253)	(258)
Total inventories	$939	$1,079

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $585 and $674 (or 49% and 50%, respectively) of inventories before the LIFO adjustments at December 31, 2020 and 2019, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2020 and 2019.

	December 31,
	2020	2019
Equipment	$7,816	$7,600
Buildings	1,198	1,174
Construction-in-progress	421	493
Land	111	110
Mineral rights	36	36
Property, plant, and equipment	9,582	9,413
Less: Accumulated depreciation	(6,108)	(5,854)
Total property, plant, and equipment, net	$3,474	$3,559

Property, plant, and equipment, net included gross assets under finance leases of $86 and $68 at December 31, 2020 and 2019, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $4, $10, and $17 for the years ended December 31, 2020, 2019, and 2018, respectively.

Depreciation expense amounted to $313, $304, and $276 for the years ended December 31, 2020, 2019, and 2018, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 14. Leases

The Company leases certain office space, lab space, equipment, railcars, tanks, barges, tow boats, and warehouses. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 19 years. Some leases of equipment contain immaterial amounts of residual value guarantees.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2020 and 2019.

		December 31,
	Balance Sheet Location	2020	2019
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$236	$294
Finance lease assets	Property, plant, and equipment, net (Note 13)	69	58
Total lease assets		$305	$352

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$57	$66
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	7	5
Total current lease liabilities		64	71
Non-current:
Operating lease liabilities	Operating lease liabilities	194	245
Finance lease liabilities	Long-term debt, net (Note 20)	67	54
Total non-current lease liabilities		261	299
Total lease liabilities		$325	$370

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Operating lease cost	$88	$99
Short-term lease cost	5	5
Variable lease cost	20	16

Finance lease cost:
Amortization of lease assets	8	5
Interest on lease liabilities	4	2
Total lease cost	$125	$127

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91	$101
Operating cash flows from finance leases	4	2
Financing cash flows from finance leases	6	3

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$23	$48
Leased assets obtained in exchange for new finance lease liabilities	19	62

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2020 and 2019.

	December 31,
	2020	2019
Weighted-average remaining lease term (years):
Operating leases	8.6	8.5
Finance leases	7.9	9.2

Weighted-average discount rate:
Operating leases	5.00%	5.10%
Finance leases	5.40%	5.90%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2021	$69	$12	$81
2022	52	11	63
2023	37	11	48
2024	30	11	41
2025	24	11	35
Thereafter	94	35	129
Total lease payments	306	91	397
Less: Imputed interest	55	17	72
Present value of lease liabilities	$251	$74	$325

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2020 and 2019, a financing obligation of $94 and $95, respectively, and property, plant, and equipment of $92 and $95, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2021	$6
2022	6
2023	7
2024	7
2025	7
Thereafter	154
Total payments	$187

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill, Net

The following table sets forth the changes in the carrying amount of the Company’s goodwill, net by segment for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Titanium Technologies:
Balance at January 1,	$13	$13
Balance at December 31,	13	13
Thermal & Specialized Solutions:
Balance at January 1,	33	33
Balance at December 31,	33	33
Advanced Performance Materials:
Balance at January 1,	56	56
Balance at December 31,	56	56
Chemical Solutions:
Balance at January 1,	51	51
Balance at December 31,	51	51
Total goodwill, net	$153	$153

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Chemours consists of four operating segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. The Company’s reporting units are consistent with its operating segments, with the exception of the Chemical Solutions segment, which is comprised of the Mining Solutions and Performance Chemicals and Intermediates reporting units. For the years ended December 31, 2020 and 2019, the Company did not have any adjustments to or transfers of its goodwill balances, which are recorded in U.S. dollars. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2020 and 2019, the dates of Chemours’ annual goodwill assessment. No goodwill impairments were recorded for the years ended December 31, 2020 and 2019, as the fair values of the Company’s reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2020 and 2019.

The total accumulated impairment losses included in the Company’s goodwill, net balance at December 31, 2020 and 2019 amounted to $4.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	$9	$(9)	$—	$9	$(8)	$1
Customer relationships	22	(12)	10	22	(8)	14
Patents	19	(19)	—	19	(19)	—
Purchased trademarks	5	(3)	2	5	(3)	2
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other (1)	10	(8)	2	10	(6)	4
Total other intangible assets	$68	$(54)	$14	$68	$(47)	$21
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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $7, $7, and $6 for the years ended December 31, 2020, 2019, and 2018, respectively. The estimated aggregate pre-tax amortization expense for 2021, 2022, 2023, 2024, and 2025 is $7, $5, $1, less than $1, and less than $1, respectively. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2020 and 2019.

		December 31, 2020		December 31, 2019
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$104	50.0%	$96	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	32	50.0%	33	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	31	10.0%	33	10.0%
		$167		$162

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Balance at January 1,	$162	$160	$173
Equity in earnings of affiliates	23	29	43
Dividends	(25)	(28)	(58)
Currency translation and other	7	1	2
Balance at December 31,	$167	$162	$160

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2020, 2019, and 2018, net sales to the Company’s equity method investees amounted to $98, $135, and $143, respectively, and purchases from the Company’s equity method investees amounted to $133, $249, and $125, respectively.

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2020 and 2019.

	December 31,
	2020	2019
Capitalized repair and maintenance costs	$198	$148
Pension assets (1)	79	59
Deferred income taxes	95	40
Miscellaneous	33	45
Total other assets	$405	$292
(1)	Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2020 and 2019.

	December 31,
	2020	2019
Trade payables	$820	$901
VAT and other payables	24	22
Total accounts payable	$844	$923

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2020 and 2019.

	December 31,
	2020	2019
Compensation and other employee-related costs	$107	$52
Employee separation costs (1)	7	15
Accrued litigation (2)	37	10
Environmental remediation (2)	95	74
Asset retirement obligations (2)	13	7
Income taxes	64	65
Customer rebates	69	72
Deferred revenue	7	7
Accrued interest	18	21
Operating lease liabilities (3)	57	66
Miscellaneous (4)	103	95
Total other accrued liabilities	$577	$484
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 7 – Restructuring, Asset-related, and Other Charges”.

(2)	Represents the current portions of accrued litigation, environmental remediation, and asset retirement obligations, which are discussed further in “Note 22 – Commitments and Contingent Liabilities”.
(3)	Represents the current portion of operating lease liabilities, which are discussed further in “Note 14 – Leases”.
(4)	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability, and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2020 and 2019.

	December 31,
	2020	2019
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$875	$884
Tranche B-2 euro term loan due April 2025 (€340 at December 31, 2020 and €344 at December 31, 2019)	417	383
Senior unsecured notes:
6.625% due May 2023	—	908
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at December 31, 2020 and 2019)	551	501
5.375% due May 2027	500	500
5.750% due November 2028	800	—
Securitization Facility	—	110
Finance lease liabilities	74	59
Financing obligation (1)	94	95
Other	—	6
Total debt principal	4,061	4,196
Less: Unamortized issue discounts	(7)	(8)
Less: Unamortized debt issuance costs	(28)	(28)
Less: Short-term and current maturities of long-term debt	(21)	(134)
Total long-term debt, net	$4,005	$4,026
(1)

At December 31, 2020 and 2019, financing obligation includes $94 and $95, respectively, in connection with the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018, (“Credit Agreement”) provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”).

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

The proceeds of any loans made under the Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions, as defined in the Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. The Revolving Credit Facility is scheduled to mature on April 3, 2023, and is subject to acceleration in certain circumstances.

At December 31, 2020, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 1.9% and 2.5%, respectively, and commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum. In connection with the amendment of the Senior Secured Credit Facilities, the Company incurred a loss on debt extinguishment of $3 for the year ended December 31, 2018.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility; the borrowings were subsequently repaid during the third quarter of 2020. In the second quarter of 2019, the Company drew $150 under its Revolving Credit Facility for general corporate purposes; the borrowings were subsequently repaid during the third quarter of 2019. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2020 and 2019. Chemours also had $102 and $103 in letters of credit issued and outstanding under the Revolving Credit Facility at December 31, 2020 and 2019, respectively.

Under the Credit Agreement, solely with respect to the Revolving Credit Facility, the Company is required to maintain a senior secured net leverage ratio not to exceed 2.00 to 1.00 in each quarter, through the date of maturity. In addition, the Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The Credit Agreement also contains customary representations and warranties and events of default. The Company was in compliance with its debt covenants at December 31, 2020 and 2019.

For the years ended December 31, 2020, 2019, and 2018, the Company made principal payments of $13 on its Term Loans. The Company’s obligations under the Senior Secured Credit Facilities are guaranteed on a senior secured basis by all of its material domestic subsidiaries, which are also guarantors of the Company’s outstanding notes, subject to certain exceptions. The obligations under the Senior Secured Credit Facilities are also, subject to certain exceptions, secured by a first priority lien on substantially all of the Company’s assets and substantially all of the assets of its wholly-owned, material domestic subsidiaries, including 100% of the stock of certain of its domestic subsidiaries and 65% of the stock of certain of its foreign subsidiaries.

Senior Unsecured Notes

Senior Unsecured Notes Due May 2023 and May 2025

On May 12, 2015, Chemours issued an aggregate principal amount of $2,503 in senior unsecured notes consisting of an aggregate principal amount of $1,350 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”), an aggregate principal amount of €360 6.125% senior unsecured notes due May 2023, denominated in euros (the “2023 Euro Notes”), and an aggregate principal amount of $750 7.000% senior unsecured notes due May 2025, denominated in U.S dollars (the “2025 Notes”) (collectively, the “Original Notes”). The Original Notes required or require, as applicable, payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The proceeds from the Original Notes were issued to fund a cash distribution to EID in connection with the Separation. As discussed in more detail below, the Company purchased or redeemed, as applicable, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes during the year ended December 31, 2018. The Company purchased or redeemed, as applicable, the remaining $908 aggregate principal amount of the 2023 Dollar Notes during the year ended December 31, 2020.

The Original Notes were or are, as applicable, fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis, by each of Chemours’ existing and future direct or indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $75. The Original Notes were or are, as applicable, unsecured and unsubordinated by Chemours and its guarantor subsidiaries. The Original Notes ranked or rank, as applicable, equally in right of payment to all of Chemours’ existing and future unsecured unsubordinated debt and senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the Original Notes. The Original Notes were or are, as applicable, subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the Original Notes, the Company was or is, as applicable, obligated to offer to purchase the Original Notes at a price of (i) 101% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events, and (ii) 100% of their principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, with the proceeds from certain asset dispositions. These restrictions and prohibitions were or are, as applicable, subject to certain qualifications and exceptions set forth in the indenture governing the Original Notes, including without limitation, reinvestment rights with respect to the proceeds of asset dispositions. The Company may also redeem some or all of the remaining Original Notes (i.e., the 2025 Notes) by means other than a redemption, including tender offer and open market repurchases.

Chemours may redeem some or all of the remaining Original Notes (i.e., the 2025 Notes) on or after May 15, 2020 at specified redemption prices. Pursuant to the terms of the tax matters agreement entered into at the time of the Separation, the Company’s ability to pre-pay, pay down, redeem, retire, or otherwise acquire the 2025 Notes is limited in the absence of obtaining certain tax opinions.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes Due May 2027

On May 23, 2017, the Company issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (the “2027 Notes”). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489, net of an original issue discount of $5 and underwriting fees and other related expenses of $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 accrued for the First MDL Settlement, as discussed in “Note 22 – Commitments and Contingent Liabilities”. The remaining proceeds from the 2027 Notes were available for general corporate purposes.

The 2027 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2027 Notes will rank equally with all other senior indebtedness of the guarantors. The 2027 Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2027 Notes. The 2027 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2027 Notes, the Company is obligated to offer to purchase the 2027 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. The Company may redeem the 2027 Notes, in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase prior to February 15, 2027. The Company may also redeem some or all of the 2027 Notes by means other than a redemption, including tender offer and open market repurchases.

Senior Unsecured Notes Due May 2026

On June 6, 2018, the Company issued an aggregate principal amount of €450 4.000% senior unsecured notes due May 2026, denominated in euros (the “2026 Euro Notes”). The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received net proceeds of €445, which, together with cash on hand, were used to purchase or redeem, as the case may be, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes pursuant to the Tender Offers (as defined below) and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, the Company incurred a loss on extinguishment of $35 for the year ended December 31, 2018.

The 2026 Euro Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2026 Euro Notes will rank equally with all other senior indebtedness of the guarantors. The 2026 Euro Notes also rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is, by its terms, expressly subordinated in right of payment to the 2026 Euro Notes. The 2026 Euro Notes are subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2026 Euro Notes, the Company is obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, the Company may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. On or after May 15, 2021, the Company may redeem the 2026 Euro Notes at specified redemption prices. The Company may also redeem some of all of the 2026 Euro Notes by means other than a redemption, including tender offer and open market repurchases.

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

Senior Unsecured Notes Due November 2028

On November 27, 2020, the Company issued an $800 aggregate principal amount of 5.750% senior unsecured notes due November 2028 (the “2028 Notes”) in an offering that was exempt from the registration requirements of the Securities Act. The 2028 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $790, net of underwriting fees and other related expenses of $10, which are deferred and amortized to interest expense using the effective interest method over the term of the 2028 Notes. The net proceeds from the 2028 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the remaining $908 aggregate principal amount of the 2023 Dollar Notes. In connection with the purchase and redemption of the remaining 2023 Dollar Notes, the Company incurred a loss on extinguishment of $22 for the year ended December 31, 2020.

The 2028 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2028 Notes will rank equally with all other senior indebtedness of the guarantors. The 2028 Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2028 Notes. The 2028 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2028 Notes, the Company is obligated to offer to purchase the 2028 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to November 15, 2023, the Company may redeem the 2028 Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, to the date of purchase, and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 105.750% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. On or after November 15, 2023, the Company may redeem the 2028 Notes at specified redemption prices. The Company may also redeem some or all of the 2028 Notes by means other than a redemption, including tender offer and open market repurchases.

2023 Dollar Notes Tender Offer and Redemption

On November 12, 2020, the Company commenced an all-cash tender offer to purchase any and all of the outstanding 2023 Dollar Notes for a purchase price of $1,017.94 per $1,000.00 of principal amount through an early tender deadline of November 25, 2020, and $987.94 per $1,000.00 of principal amount thereafter, through December 10, 2020, the tender expiration date, plus any accrued and unpaid interest thereon (the “2023 Dollar Notes Tender Offer”). In connection with the 2023 Dollar Notes Tender Offer, the Company received consents from the holders of a majority of the aggregate principal amount of the 2023 Dollar Notes to amend certain provisions of the indenture governing the 2023 Dollar Notes, thereby allowing the Company to call and redeem the remaining 2023 Dollar Notes outstanding upon two business days’ notice to the noteholders (the “2023 Dollar Notes Redemption”) (collectively, the “2023 Dollar Notes Tender Offer and Redemption”).

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company completed the 2023 Dollar Notes Tender Offer and Redemption on December 1, 2020 for an aggregate purchase price of $926, inclusive of an early participation premium of $16 and accrued interest of $2. The 2023 Dollar Notes Tender Offer and Redemption was funded with the proceeds from the offering of the 2028 Notes and cash on hand.

Accounts Receivable Securitization Facility

On July 12, 2019, the Company, through a wholly-owned special purpose entity (“SPE”), executed an agreement with a bank for an accounts receivable securitization facility (“Securitization Facility”) for the purpose of enhancing the Company’s liquidity (the “Original Purchase Agreement”). Under the Securitization Facility, certain of the Company’s subsidiaries sell their accounts receivable to the SPE, which is a non-guarantor subsidiary. In turn, the SPE may transfer undivided ownership interests in such receivables to the bank in exchange for cash. The Securitization Facility permitted the SPE to borrow up to a total of $125, with an option to increase to $200. The bank has a first priority security interest in all receivables held by the SPE, and the SPE has not granted a security interest to anyone else. At December 31, 2019, receivables held by the SPE totaled $176.

As the SPE previously maintained effective control over the accounts receivable under the Original Purchase Agreement, the transfers of the ownership interests to the bank did not meet the criteria to account for the transfers as true sales. As a result, the Company accounted for the transfers as collateralized borrowings. Cash received from the bank was a short-term obligation of the Company, which was fully-collateralized by all receivables held by the SPE. The Securitization Facility was subject to interest charges against both the amount of outstanding borrowings and the amount of available but undrawn commitments. The Securitization Facility bore a variable interest rate on outstanding borrowings and a fixed commitment fee on the average daily undrawn amount. During the year ended December 31, 2019, the weighted average interest rate on the outstanding borrowings under the Securitization Facility was 2.0%. Borrowings under the Securitization Facility were classified in the consolidated balance sheets as a component of current liabilities due to the short-term nature of the obligation. Borrowings and repayments under the Securitization Facility amounted to $128 and $18, respectively. Net borrowings of $110 remained outstanding as of December 31, 2019.

On March 9, 2020, the Company, through its wholly-owned SPE, entered into an amended and restated receivables purchase agreement (the “Amended Purchase Agreement”) under the Securitization Facility. The Amended Purchase Agreement amends and restates, in its entirety, the Original Purchase Agreement. The Amended Purchase Agreement, among other things, extends the term of the Original Purchase Agreement such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 5, 2021 or a termination event, and contains customary representations and warranties, as well as affirmative and negative covenants.

Pursuant to the Amended Purchase Agreement, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. As a result, on March 9, 2020, the Company repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 and subsequent sale of $125 of its receivables to the bank during the first quarter of 2020. These sales were transacted at 100% of the face value of the relevant receivables, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed $125, which is the aggregate purchase limit. For the year ended December 31, 2020, the Company received $932 of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $932 of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $33 at December 31, 2020. During the year ended December 31, 2020, the Company incurred $2 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the third quarter of 2020, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $16. The Company repaid all of the outstanding borrowings under its 2020 financing arrangement during the year ended December 31, 2020. During the third quarter of 2019, the Company entered into a similar financing arrangement for $11, of which $6 remained outstanding at December 31, 2019. The Company has repaid all remaining borrowings under its 2019 financing arrangement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2020.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

2021	$13
2022	13
2023	13
2024	13
2025	1,990
Thereafter	1,851
Total principal maturities on debt	$3,893

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

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$875	$862	$884	$865
Tranche B-2 euro term loan due April 2025 (€340 at December 31, 2020 and €344 at December 31, 2019)	417	413	383	378
Senior unsecured notes:
6.625% due May 2023	—	—	908	917
7.000% due May 2025	750	774	750	755
4.000% due May 2026 (€450 at December 31, 2020 and 2019)	551	551	501	455
5.375% due May 2027	500	536	500	450
5.750% due November 2028	800	821	—	—
Securitization Facility	—	—	110	110
Total senior debt principal	3,893	$3,957	4,036	$3,930
Less: Unamortized issue discounts	(7)		(8)
Less: Unamortized debt issuance costs	(28)		(28)
Total senior debt, net	$3,858		$4,000

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2020 and 2019.

	December 31,
	2020	2019
Employee-related costs (1)	$108	$113
Accrued litigation (2)	51	50
Environmental remediation (2)	295	332
Asset retirement obligations (2)	63	69
Deferred revenue	5	8
Miscellaneous (3)	68	61
Total other liabilities	$590	$633
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation, environmental remediation, and asset retirement obligations, which are discussed further in “Note 22 – Commitments and Contingent Liabilities”.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $37 and $41 at December 31, 2020 and 2019, respectively.

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

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Balance at January 1,	$76	$66
Obligations incurred or acquired	12	5
(Decrease) increase in estimated cash outflows	(14)	4
Accretion expense	4	4
Settlements and payments	(2)	(3)
Balance at December 31,	$76	$76

Current portion	$13	$7
Non-current portion	63	69

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Litigation Overview

In addition to the matters discussed below, the Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of EID prior to the Separation, is subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. Except as noted below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. Disputes between Chemours and EID may arise regarding indemnification matters, including disputes based on matters of law or contract interpretation. Should disputes arise, they could materially adversely affect Chemours.

In January 2021, Chemours, DuPont, Corteva, and EID, a subsidiary of Corteva, entered into a binding Memorandum of Understanding (the “MOU”), reflecting the parties’ agreement to share potential future legacy liabilities relating to per- and polyfluoroalkyl substances (“PFAS”) arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4,000; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). As defined in the MOU, Qualified Spend includes:

•

All Indemnifiable Losses (as defined in the Separation Agreement), including punitive damages, to the extent relating to, arising out of, by reason of, or otherwise in connection with PFAS Liabilities as defined in the MOU (including any mutually agreed-upon settlements);

•

Any costs or amounts to abate, remediate, financially assure, defend, settle, or otherwise pay for all pre-July 1, 2015 PFAS Liabilities or exposure, regardless of when those liabilities are manifested; includes Natural Resources Damages claims associated with PFAS Liabilities;

•	Fines and/or penalties from governmental agencies for legacy EID PFAS emissions or discharges prior to the spin-off; and,
•	Site-Related GenX Claims as defined in the MOU.

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable. After the term of this arrangement, Chemours’ indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU. Pursuant to the terms of the MOU, the parties have agreed to release certain claims regarding Chemours’ Delaware lawsuit and pending confidential arbitration (concerning the indemnification of specified liabilities that EID assigned to Chemours in its spin-off), including that Chemours has released any claim set forth in the complaint filed in the Delaware lawsuit, any other similar claims arising out of or resulting from the facts recited by Chemours in the complaint or the process and manner in which EID structured or conducted the spin-off, and any other claims that challenge the spin-off or the assumption of Chemours Liabilities (as defined in the Separation Agreement) by Chemours and the allocation thereof, subject in each case to certain exceptions set out in the MOU. The parties have further agreed not to bring any future, additional claims regarding the Separation Agreement or the MOU outside of arbitration.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In order to support and manage the payments for potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash on its consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU prior to February 28, 2021.

The Company accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Legal costs such as outside counsel fees and expenses are recognized in the period in which the expense was incurred. Management believes the Company’s litigation accruals are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at December 31, 2020 and 2019.

	December 31,
	2020	2019
Asbestos	$34	$34
PFOA (1)	50	20
All other matters	4	6
Total accrued litigation	$88	$60
(1)	At December 31, 2020, PFOA includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2020 and 2019.

		December 31,
	Balance Sheet Location	2020	2019
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 19)	$37	$10
Long-term accrued litigation	Other liabilities (Note 21)	51	50
Total accrued litigation		$88	$60
(1)	At December 31, 2020, current accrued litigation includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At December 31, 2020 and 2019, there were approximately 1,100 lawsuits pending against EID alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At December 31, 2020 and 2019, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2020 and 2019, there were 17 and 16 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

PFOA

Chemours does not, and has never, used “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a polymer processing aid and/or sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at Fayetteville and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

At December 31, 2020 and 2019, Chemours maintained accruals of $21 and $20, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

Leach Settlement

In 2004, EID settled a class action captioned Leach v. DuPont, filed in West Virginia state court, alleging that approximately 80,000 residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. Among the settlement terms, EID funded a series of health studies by an independent science panel of experts (“C8 Science Panel”) to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and disease.

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of December 31, 2020, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $21 and $20 was accrued for these matters at December 31, 2020 and 2019, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

PFOA Leach Class Personal Injury

Further, under the Leach settlement, class members may pursue personal injury claims against EID only for those diseases for which the C8 Science Panel determined a probable link exists. Approximately 3,500 lawsuits were subsequently filed in various federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation (“MDL”) in Ohio federal court. These were resolved in March 2017 when EID entered into an agreement settling all MDL cases and claims, including all filed and unfiled personal injury cases and claims that were part of the plaintiffs’ counsel’s claims inventory, as well as cases tried to a jury verdict (the “First MDL Settlement”) for $670.7 in cash, with half paid by Chemours, and half paid by EID.

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e., “Indemnifiable Losses”, as defined in the Separation Agreement between EID and Chemours) for a period of five years. During that five-year period, Chemours would annually pay future PFOA costs up to $25 and, if such amount was exceeded, EID would pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess costs under the terms of the Separation Agreement. After the five-year period, this limited sharing agreement would expire, and Chemours’ indemnification obligations under the Separation Agreement would continue unchanged. Chemours also agreed that it would not contest its indemnification obligations to EID under the Separation Agreement for PFOA costs on the basis of defenses generally applicable to the indemnification provisions under the Separation Agreement, including defenses relating to punitive damages, fines or penalties, or attorneys’ fees, and waived any such defenses with respect to PFOA costs. Chemours, however, retained other defenses, including as to whether any particular PFOA claim was within the scope of the indemnification provisions of the Separation Agreement. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs as detailed in “Note 22 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs will be resolved for approximately $83 (the “Second MDL Settlement”). Chemours will contribute approximately $29, and DuPont and Corteva will each contribute approximately $27 to the Second MDL Settlement. At December 31, 2020, Chemours has accrued approximately $29 associated with this matter, which it will pay once the settlements are finalized. The settlements are expected to be finalized in the first quarter of 2021.

The single matter not included in the Second MDL Settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. The Company will appeal the verdict. Management believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for pending post-trial motions and appeal.

State of Ohio

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages.

PFAS

EID and Chemours have received governmental and regulatory inquiries and have been named in other litigations, including class actions, brought by individuals, municipalities, businesses, and water districts alleging exposure to and/or contamination from PFAS, including PFOA. Many actions include an allegation of fraudulent transfer in the spin-off that created Chemours. Chemours has declined EID’s requests for indemnity for fraudulent transfer claims.

Chemours has responded to letters and inquiries from governmental law enforcement entities regarding PFAS, including, in January 2020, a letter informing it that the U.S. Department of Justice, Consumer Protection Branch, and the United States Attorney’s Office for the Eastern District of Pennsylvania are considering whether to open a criminal investigation under the Federal Food, Drug, and Cosmetic Act and asking that it retain its documents regarding PFAS and food contact applications. In July 2020, Chemours received a grand jury subpoena for documents. We are presently unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies. We are also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 900 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

There are AFFF lawsuits pending outside the AFFF MDL that have not been designated by a party for inclusion in the MDL. These matters identifying EID and/or Chemours as a defendant are:

Valero Refining (“Valero”) has five pending state court lawsuits filed commencing in June 2019 regarding its Tennessee, Texas, Oklahoma, California, and Louisiana facilities. These lawsuits allege that several defendants that designed, manufactured, marketed, and/or sold AFFF or PFAS incorporated into AFFF have caused Valero to incur damages and costs including remediation, AFFF disposal, and replacement. Valero also alleges fraudulent transfer.

In September 2019, a lawsuit alleging personal injury resulting from exposure to AFFF in Long Island drinking water was filed by four individuals in New York state court. Plaintiffs also allege violation of New York Uniform Fraudulent Conveyance Act and seek compensatory and punitive damages, and medical monitoring.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, and Mississippi have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources. The lawsuits include counts for fraudulent transfer.

Other PFAS Matters

EID has also been named in approximately 50 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

In May 2017, the Water Works and Sewer Board of the Town of Centre, Alabama filed suit against numerous carpet manufacturers located in Dalton, Georgia and suppliers and former suppliers, including EID, in Alabama state court. The complaint alleges negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source, and seeks compensatory and punitive damages.

In February 2018, the New Jersey-American Water Company, Inc. (“NJAW”) filed suit against EID and Chemours in New Jersey federal court alleging that discharges in violation of the New Jersey Spill Compensation and Control Act (“Spill Act”) were made into groundwater utilized in the NJAW Penns Grove water system. NJAW alleges that damages include costs associated with remediating, operating, and maintaining its system, and attorney fees. In October 2020, this matter was transferred to the AFFF MDL.

In October 2018, a putative class action was filed in Ohio federal court against 3M, EID, Chemours, and other defendants seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”.

In December 2018, the owners of a dairy farm filed a lawsuit in Maine state court against numerous defendants including EID and Chemours alleging that their dairy farm was contaminated by PFAS, including perfluorooctanesulfonic acid (“PFOS”) and PFOA present in treated municipal sewer sludge used in agricultural spreading applications on their farm. The complaint asserts negligence, trespass, and other tort and state statutory claims and seeks damages.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In May 2019, a putative class action was filed in Delaware state court against two electroplating companies, 3M and EID, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. Although initially named in the lawsuit, Chemours was subsequently dismissed. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages. The matter was removed to federal court.

Since August 2019, 11 Long Island water suppliers have filed lawsuits in New York federal court against defendants including EID and Chemours regarding alleged PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass, and fraudulent transfer.  Plaintiffs seek declaratory and injunctive relief, as well as compensatory and punitive damages.

Since November 2019, two lawsuits representing approximately 35 residents have been filed against EID, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. Plaintiffs have claims including medical monitoring, property value diminution, trespass, and punitive damages. The lawsuits are pending in New Jersey federal court.

In November 2019, the City of Rome, Georgia filed suit against numerous carpet manufacturers located in Dalton, Georgia, suppliers, EID, and Chemours in Georgia state court alleging negligence, nuisance, and trespass in the release of perfluorinated compounds, including PFOA, into a river leading to the town’s water source. City of Rome alleges damages to property and lost profits, and expenses for abatement and remediation and punitive damages.

In December 2019, a putative class action was filed in Georgia state court on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against numerous carpet manufacturers located in Dalton, Georgia, suppliers, EID, and Chemours in Georgia state court alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. The matter was removed to federal court. Damages sought include compensatory damages for increased water surcharges, as well as punitive damages and injunctive relief for abatement and remediation.

In May 2020, the Weirton Area Water Board and City of Weirton, West Virginia, filed a lawsuit in West Virginia state court against defendants, including EID and Chemours, alleging PFAS, PFOA, and PFOS contamination through releases from the manufacture, sale, and use of PFAS and from facilities owned by AccelorMittal. Damages sought include declaratory relief, economic damages, indemnification, expenses, remediation, and punitive damages. The matter has been removed to federal court. In January 2021, this matter was transferred to the AFFF MDL.

Since July 2020, three lawsuits have been filed in New Jersey federal court by parents of two adult children alleging that exposure to PFAS, including pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Plaintiffs claim compensatory and punitive damages.

In September 2020, the Golden State Water Company filed a lawsuit in California federal court against several defendants, including EID and Chemours, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The complaint alleged products liability, negligence, nuisance, trespass, and fraudulent transfer. Plaintiff sought injunctive relief, as well as compensatory and punitive damages. In January 2021, the court dismissed the complaint on defendants’ motion regarding jurisdiction grounds.

In December 2020, Suez Water New Jersey and Suez Water New York filed lawsuits in New Jersey and New York federal courts against defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water. The complaints allege products liability, negligence, nuisance, and trespass. Plaintiffs seek monetary damages, including present and future compliance costs for the respective state-adopted PFAS maximum contaminant levels for public water systems.

In December 2020, 11 southern California public water systems filed a lawsuit in California federal court against several defendants, including EID and Chemours, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The complaint alleges products liability, negligence, nuisance, trespass, state law claims, and fraudulent transfer. Plaintiffs seek injunctive relief, as well as compensatory and punitive damages.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. The Directives are: (i) a state-wide PFAS Directive issued to EID, DowDuPont, DuPont Specialty Products USA (“DuPont SP USA”), Solvay S.A., 3M, and Chemours seeking a meeting to discuss future costs for PFAS-related costs incurred by the NJ DEP and establishing a funding source for such costs by the Directive recipients, and information relating to historic and current use of certain PFAS compounds; and, (ii) a Pompton Lakes Natural Resources Damages (“NRD”) Directive to EID and Chemours demanding $0.1 to cover the cost of preparation of a natural resource damage assessment plan and access to related documents.

The lawsuits filed in New Jersey state courts by the NJ DEP are: (i) in Salem County, against EID, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at Separation; (ii) in Middlesex County, against EID, DuPont SP USA, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, ISRA, WPCA, and common law regarding past and present operations at Parlin, an EID owned site; (iii) in Gloucester County, against EID and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at Separation which has been sold; and, (iv) in Passaic County, against EID and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at Separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS. Each lawsuit also alleges fraudulent transfer.

In August 2020, a Second Amended Complaint was filed in each matter, adding fraudulent transfer and other claims against DuPont SP USA, Corteva, and DuPont. For the Salem County matter, NJ DEP added claims relating to failure to comply with state directives, including the state-wide PFAS Directive.

The matters were removed to federal court and consolidated for case management and pretrial purposes.

EID requested that Chemours defend and indemnify it in these matters. Chemours has accepted the indemnity and defense of EID while reserving rights and declining EID’s demand as to matters involving other EID entities, as well as ISRA and fraudulent transfer pursuant to the terms of the MOU.

PFOA and PFAS Summary

With the exception of the trial verdict in the testicular cancer case noted above, management believes that it is reasonably possible that the Company could incur losses related to PFOA (in addition to the Second MDL Settlement) and/or PFAS matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons, including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against EID by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

Securities Litigation

In October 2019, a putative class action was filed in Delaware federal court against Chemours and certain of its officers. Following appointment of lead plaintiff, the New York State Teachers’ Retirement System, and counsel, the plaintiff filed an amended complaint alleging that the defendants violated the Securities and Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities and litigation matters assigned to Chemours in connection with its spin-off from EID. The amended complaint seeks a class of purchasers of Chemours stock between February 16, 2017 and August 1, 2019 and demands compensatory damages and fees.

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

Mining Solutions Facility Construction Stoppage

The Company is currently in the process of constructing a new Mining Solutions facility in Gomez Palacio, Durango, Mexico. In connection with the facility:

•

In August 2017, a lawsuit was filed by several residents of Durango, Mexico against the government authority involved in granting the Company’s environmental permit for the facility. Construction was not suspended in this matter, and the Company has responded to the complaint. In October 2020, an Administrative Federal Tribunal in Mexico City, Mexico nullified the existing environmental permit and requested its amendment, including details regarding the handling, storage, and offloading of ammonia at our facility. The Company has filed an appeal and will follow an administrative procedure to resolve this matter.

•

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the facility. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work. The suspension was subsequently lifted on appeal and affirmed by the Supreme Court of Mexico. A second similar complaint was filed in September 2019, and again, a suspension of construction was granted. The Company has filed an appeal, for which it expects to receive a ruling in 2021.

In connection with the construction work at the site, the Company had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to contract termination fees, as well as immediate recognition of $11 of other related prepaid costs. At December 31, 2020, the Company had $146 of long-lived assets under construction at the facility. The Company ultimately believes that it will be successful in obtaining its permits and will continue with its planned development of the site. While the Company currently believes these amounts are recoverable, an unfavorable ruling by the Mexican courts on its appeals could lead to a fixed asset impairment assessment that potentially impairs all or a portion of the facility, resulting in a non-cash charge in the Company’s results of operations at that time.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with EID, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where Chemours conducts or once conducted operations or at sites where Chemours-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These accruals are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements. These accrued liabilities are undiscounted and do not include claims against third parties. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued.

The following table sets forth the components of the Company’s environmental remediation liabilities at December 31, 2020 and 2019 for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	December 31,
	2020	2019
Chambers Works, Deepwater, New Jersey	$20	$20
East Chicago, Indiana	11	17
Fayetteville Works, Fayetteville, North Carolina	194	201
Pompton Lakes, New Jersey	42	43
USS Lead, East Chicago, Indiana	12	13
All other sites	111	112
Total environmental remediation	$390	$406

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at December 31, 2020 and 2019.

		December 31,
	Balance Sheet Location	2020	2019
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 19)	$95	$74
Long-term environmental remediation	Other liabilities (Note 21)	295	332
Total environmental remediation		$390	$406

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $580 above the amount accrued at December 31, 2020.

For the years ended December 31, 2020, 2019, and 2018, Chemours incurred net environmental remediation expenses of $71, $200, and $101, respectively.

Fayetteville Works, Fayetteville, North Carolina

Fayetteville has been in operation since the 1970s and is located next to the Cape Fear River southeast of the City of Fayetteville, North Carolina. Hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) is manufactured at Fayetteville. The Company has operated the site since its Separation from EID in 2015.

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

In July 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued NC DEQ in North Carolina state court, seeking to require NC DEQ to take additional actions at Fayetteville. In August 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the Clean Water Act (“CWA”) and the Toxic Substances Control Act (“TSCA”), seeking declaratory and injunctive relief and penalties.

In February 2019, the North Carolina Superior Court for Bladen County approved a Consent Order (“CO”) between NC DEQ, CFRW, and the Company, resolving the State’s and CFRW’s lawsuits and other matters (including Notices of Violation (“NOVs”) issued by the State). Under the terms of the CO, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and agreed to certain compliance measures (with stipulated penalties for failures to do so), including the following:

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In August 2020, NC DEQ, CFRW, and the Company reached agreement on the terms of an addendum to the CO (the “Addendum”), which includes procedures for implementing specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River. The Addendum also includes stipulated financial penalties, inclusive of daily and weekly fines for untimeliness in meeting deadlines for construction, installation, and other requirements, as well as intermittent performance-based fines for noncompliance in meeting PFAS loading reduction requirements and removal efficiency targets. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020. A Motion to Intervene filed by Cape Fear Public Utility Authority was denied.

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2020 and 2019.

	December 31,
	2020	2019
On-site remediation	$140	$155
Off-site groundwater remediation	54	46
Total accrued liabilities	$194	$201

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville and their balance sheet locations at December 31, 2020 and 2019.

		December 31,
	Balance Sheet Location	2020	2019
Current accrued liabilities	Other accrued liabilities (Note 19)	$39	$20
Long-term accrued liabilities	Other liabilities (Note 21)	155	181
Total accrued liabilities		$194	$201

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. For the years ended December 31, 2020 and 2019, the Company accrued $31 and $18, respectively, for off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. The amount accrued during the year ended December 31, 2020 is net of $7 of changes in estimates related to the cost of installing, maintaining, and monitoring certain water treatment systems. During most of the second quarter of 2020, testing of drinking water wells and water treatment system installations were temporarily suspended in connection with health and safety precautions taken during the COVID-19 pandemic. Chemours resumed residential sampling and installation of water treatment systems in June 2020. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $54 of disbursements will be made for off-site groundwater remediation, consisting of off-site replacement drinking water supplies and OM&M over approximately 20 years, as well as toxicity studies over the next three years.

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

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. The Company is implementing measures under the Addendum, and it has commenced detailed engineering and design work for the barrier wall and groundwater extraction system with two stages of NC DEQ design approval to be completed in 2021 and 2022. Following issuance of an NPDES permit by NC DEQ on September 18, 2020, the Company began operation of a capture and treatment system for the Old Outfall 002 channel on September 30, 2020.

On January 26, 2021, the Company received an NOV from NC DEQ, alleging violations of the CO and an NPDES water permit arising from the design and operation of the Old Outfall 002 treatment system. NC DEQ has requested additional information with respect to the allegations. The Company is reviewing the NOV and will respond to the agency. Management believes that a loss is reasonably possible as to this NOV, but not estimable at this time.

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum. The actual cost of a permanent on-site groundwater treatment system primarily depends on the determination of certain significant design details, notably the barrier wall location and installation method (i.e., slurry wall vs. steel sheets), configuration of extraction wells, estimated carbon usage, and water extraction rates. Pre-design investigation, detailed engineering design, and construction activities for the barrier wall and groundwater extraction system are already in progress at Fayetteville. It is anticipated that the pre-design investigation for the barrier wall and other remediation activities will be concluded in the first and second quarters of 2021, at which time the Company’s estimated liabilities will be updated accordingly.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $140 at December 31, 2020 related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs. An incremental $5 was accrued in the fourth quarter of 2020, primarily related to remediation projects for which detailed engineering design was complete.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from the EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of December 31, 2020, management does not believe that a loss is probable.

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

In 2019, civil actions were filed against EID and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 800 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or EID concerning the discharges.

In addition to the natural resource damages matter filed by the State of North Carolina (as discussed within the “PFAS” section of this “Note 22 – Commitments and Contingent Liabilities”), in September 2020, three additional lawsuits were filed in North Carolina state court against Chemours and EID, as well as other defendants. One of the lawsuits is a putative class action on behalf of residents who are served by the Cape Fear Public Water utility, alleges negligence, nuisance, and other claims related to the release of perfluorinated compounds from Fayetteville, and seeks compensatory and punitive damages and medical monitoring. The other two lawsuits were filed on behalf of individuals residing near Fayetteville and allege negligence, nuisance, and other claims related to the release of perfluorinated compounds. The individuals seek compensatory property damages, punitive damages, and, in some cases, medical monitoring. All three lawsuits allege fraudulent transfer against EID and other EID entities, but not against Chemours. In October 2020, the cases were removed to federal court.

It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation, and it is reasonably possible that these matters could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company. It is possible that additional developments similar to those described above and centering on Fayetteville could arise in other locations.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Sale of East Chicago, Indiana

On June 29, 2018, the Company sold its East Chicago, Indiana site to a third party for $1. In connection with the sale, the buyer had agreed to assume all costs associated with environmental remediation activities at the site in excess of $21, which remained the responsibility of Chemours. At the time of the sale, the Company had accrued the full $21, and $11 and $17 remained on the Company’s consolidated balance sheets at December 31, 2020 and 2019, respectively, as indicated in the significant sites table above. The Company will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed. Chemours recognized a gain of $3 on the sale, which includes the purchase price of $1, plus $2 in environmental remediation liabilities that were assumed by the buyer on the occurrence of the sale.

Sale of Oakley, California

On September 9, 2019, the Company sold its Oakley, California site to a third party for $7, of which $4 was received at closing. Receipt of the remaining $3 of proceeds was contingent upon the completion of certain environmental remediation activities at the site; these environmental remediation activities were completed, and the associated proceeds were received, in the fourth quarter of 2020. In connection with the sale, Chemours retained $10 in existing environmental remediation liabilities. $4 and $7 of environmental remediation liabilities remained on the Company’s consolidated balance sheets at December 31, 2020 and 2019, respectively, and are reflected as a component of all other sites in the significant sites table above. The Company recognized a $6 gain on the sale, inclusive of the aforementioned $3 of proceeds received in the fourth quarter of 2020. The remaining portion of the gain was previously deferred and also recognized in the fourth quarter of 2020 based on the Company’s completion of certain environmental remediation activities at the site.

Note 23. Equity

2017 Share Repurchase Program

On November 30, 2017, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $500, plus any associated fees or costs in connection with the Company’s share repurchase activity (the “2017 Share Repurchase Program”). Under the 2017 Share Repurchase Program, shares of Chemours’ common stock were purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2017 Share Repurchase Program became effective on November 30, 2017 and was announced to the public on December 1, 2017. On May 31, 2018, the Company completed the aggregate $500 in authorized purchases of Chemours’ issued and outstanding common stock under the 2017 Share Repurchase Program, which amounted to a cumulative 10,085,647 shares purchased at an average share price of $49.58 per share. All common shares purchased under the 2017 Share Repurchase Program are held as treasury stock and are accounted for using the cost method.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

2018 Share Repurchase Program

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchases activity (the “2018 Share Repurchase Program”). On February 13, 2019, the Company’s board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and was originally scheduled to continue through the earlier of its expiration on December 31, 2020 or the completion of repurchases up to the approved amount. On December 8, 2020, the Company’s board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

During 2020, the Company did not purchase any of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program. During 2019, the Company purchased an aggregate 8,895,142 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $322 at an average share price of $36.24 per share. During 2018, the Company purchased an aggregate 6,350,857 shares of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to $250 at an average share price of $39.31 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at December 31, 2020 was $428.

Note 24. Stock-based Compensation

The Company’s stock-based compensation expense amounted to $16, $19, and $24 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

A total of 19,000,000 shares of the Company’s common stock may be subject to awards granted under the 2017 Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. Shares underlying awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the 2017 Plan. At December 31, 2020, approximately 10,200,000 shares of equity and incentive plan reserve are available for grants under the 2017 Plan.

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Stock Options

During the years ended December 31, 2020, 2019, and 2018, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.94%	2.53%	2.65%
Expected term (years)	6.00	6.00	6.00
Volatility	53.18%	48.05%	47.56%
Dividend yield	6.93%	2.81%	1.42%
Fair value per stock option	$3.74	$13.66	$20.47

The Company determined the dividend yield by dividing the expected annual dividend on the Company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the blended volatilities of Chemours and the average of its peer companies, adjusted for Chemours’ debt leverage. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected term of the option granted. The expected term is determined using a simplified approach, calculated as the mid-point between the graded vesting period and the contractual life of the award.

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2020, 2019, and 2018.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2017	6,597	$15.72	5.11	$226,524
Granted	495	48.41
Exercised	(1,073)	14.69
Forfeited	(46)	37.77
Expired	(3)	18.80
Outstanding, December 31, 2018	5,970	$18.45	4.80	$72,108
Granted	836	36.48
Exercised	(590)	14.56
Forfeited	(110)	39.06
Expired	(50)	22.12
Outstanding, December 31, 2019	6,056	$20.92	4.71	$19,087
Granted	2,778	14.42
Exercised	(1,124)	14.23
Forfeited	(186)	23.84
Expired	(165)	29.99
Outstanding, December 31, 2020	7,359	$19.21	6.21	$63,894
Exercisable, December 31, 2020	4,050	$19.38	4.00	$35,958

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2020, 2019, and 2018 amounted to $12, $2, and $37, respectively.

For the years ended December 31, 2020, 2019, and 2018, the Company recorded $9, $9, and $8 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2020, there was $7 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.78 years.

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

The following table sets forth non-vested RSUs at December 31, 2020, 2019, and 2018.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2017	1,165	$15.34
Granted	135	48.35
Vested	(1,034)	14.86
Forfeited	(19)	30.94
Non-vested, December 31, 2018	247	$34.22
Granted	439	26.89
Vested	(110)	24.98
Forfeited	(30)	33.90
Non-vested, December 31, 2019	546	$29.95
Granted	585	17.01
Vested	(161)	38.68
Forfeited	(60)	25.78
Non-vested, December 31, 2020	910	$20.51

For the years ended December 31, 2020, 2019, and 2018, the Company recorded $7 in stock-based compensation expense specific to its RSUs. At December 31, 2020, there was $12 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.23 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2020, 2019, and 2018.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2017	987	$12.94
Granted	139	52.34
Vested	(19)	24.16
Non-vested, December 31, 2018	1,107	$17.71
Granted	240	44.38
Vested (1)	(761)	5.07
Forfeited	(57)	43.35
Non-vested, December 31, 2019	529	$39.53
Granted	542	17.14
Vested	(176)	35.84
Forfeited	(51)	27.79
Non-vested, December 31, 2020	844	$29.05
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

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses the probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based condition is satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2020 was $17.14. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the years ended December 31, 2020, 2019, and 2018, the Company recorded a reduction of stock-based compensation of less than $1 and stock-based compensation expense of $3 and $9 specific to its PSUs, respectively. At December 31, 2020, based on the Company’s assessment of its performance goals, approximately 1,100,000 additional shares may be awarded under the 2017 Plan.

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

To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 226,000 shares. During the year ended December 31, 2018, an additional 12,411 shares were issued from the Company’s treasury stock to ESPP participants. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $5 at December 31, 2020.

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2020, 2019, and 2018.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2018	$(40)	$—	$(158)	$(244)	$(442)
Other comprehensive income (loss)	15	6	(75)	(68)	(122)
Balance at December 31, 2018	(25)	6	(233)	(312)	(564)
Other comprehensive income (loss)	15	(4)	2	202	215
Balance at December 31, 2019	(10)	2	(231)	(110)	(349)
Other comprehensive (loss) income	(66)	(10)	111	4	39
Balance at December 31, 2020	$(76)	$(8)	$(120)	$(106)	$(310)

Note 26. Financial Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2020, the Company had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 and an average maturity of one month. At December 31, 2019, the Company had 16 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $530, and an average maturity of one month. Chemours recognized a net gain of $29, a net loss of $2, and a net gain of $3 for the years ended December 31, 2020, 2019, and 2018, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2020, the Company had 144 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101, and an average maturity of four months. At December 31, 2019, the Company had 150 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $124, and an average maturity of five months. Chemours recognized a pre-tax loss of $4 and pre-tax gains of $6 and $10 for the years ended December 31, 2020, 2019, and 2018, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2020, 2019, and 2018, $3, $10, and $4 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $5 of net loss from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

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

At December 31, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized a pre-tax loss of $4 for the year ended December 31, 2020 within accumulated other comprehensive loss. For the year ended December 31, 2020, less than $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $2 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $88 and pre-tax gains of $20 and $32 for the years ended December 31, 2020, 2019, and 2018, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2020, 2019, and 2018.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2020 and 2019.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2020	December 31, 2019
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$4	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	—	1
Total asset derivatives		$4	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	4	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 19)	3	—
Total liability derivatives		$8	$1

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2020, 2019, and 2018.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$29	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	(4)
Interest rate swaps designated as a cash flow hedge	—	—	—	(4)
Euro-denominated debt designated as a net investment hedge	—	—	—	(88)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	10	—	—	6
Euro-denominated debt designated as a net investment hedge	—	—	—	20

2018
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	4	—	—	10
Euro-denominated debt designated as a net investment hedge	—	—	—	32

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

In lieu of a defined benefit plan, Chemours provided an enhanced 401(k) contribution for employees who previously participated in EID’s pension plan. The enhanced benefits consisted of an additional contribution of 1% to 7% of the employee’s eligible compensation, depending upon the employee’s length of service with EID at the time of the Separation. The enhancement ended in 2019.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Plans Covering Employees Outside the U.S.

Pension coverage for employees of Chemours’ non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans established after the Separation and comparable to the EID plans in those countries. Obligations under such plans are either funded by depositing funds with trustees, covered by insurance contracts, or unfunded.

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Service cost	$(15)	$(13)	$(14)
Interest cost	(6)	(17)	(16)
Expected return on plan assets	17	48	58
Amortization of actuarial loss	(9)	(18)	(12)
Amortization of prior service gain	3	2	2
Settlement loss	(5)	(383)	—
Curtailment gain	1	—	—
Total net periodic pension (cost) income	$(14)	$(381)	$18

Net gain (loss)	$4	$(144)	$(115)
Prior service (cost) benefit	(1)	5	—
Amortization of actuarial loss	9	18	16
Amortization of prior service gain	(3)	(2)	(2)
Settlement loss	5	383	—
Curtailment gain	4	—	—
Effect of foreign exchange rates	(9)	7	8
Benefit (cost) recognized in other comprehensive income	9	267	(93)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(5)	$(114)	$(75)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Net loss	$143	$151	$419
Prior service credit	(12)	(14)	(10)
Total amount recognized in accumulated other comprehensive loss	$131	$137	$409

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth summarized information on the Company’s pension plans at December 31, 2020 and 2019.

	December 31,
	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$507	$1,168
Service cost	15	13
Interest cost	6	17
Plan participants’ contributions	2	2
Actuarial loss	33	313
Benefits paid	(2)	(37)
Plan amendments	—	(5)
Settlements and transfers	(24)	(945)
Currency translation	47	(19)
Benefit obligation at end of year	584	507
Change in plan assets:
Fair value of plan assets at beginning of year	500	1,268
Actual return on plan assets	55	217
Employer contributions	20	19
Plan participants’ contributions	2	2
Benefits paid	(2)	(37)
Settlements and transfers	(21)	(945)
Currency translation	50	(24)
Fair value of plan assets at end of year	604	500
Total funded status at end of year	$20	$(7)

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2020 and 2019.

	December 31,
	2020	2019
Non-current assets	$79	$59
Current liabilities	(2)	(2)
Non-current liabilities	(57)	(64)
Total net amount recognized	$20	$(7)

The accumulated benefit obligation for all pension plans was $513 and $445 as of December 31, 2020 and 2019, respectively.

For the year ended December 31, 2020, the liability component of the Company’s global pension plans generated a net actuarial loss of $33, driven by a decrease in discount rates that resulted in a loss of $38 across all plans. This loss was partially offset by a gain of $7 related to a change in the mortality assumption in the Netherlands, as well as a gain of $1 from changes in other demographic assumptions. The Company also recorded an additional loss of $3 from unfavorable actuarial experience and other assumption changes.

The asset component of the Company’s global pension plans generated an actual return on plan assets of $55, driven by favorable performance on equities and bonds that resulted in incremental gains of $38 in the plans’ investment portfolios.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2020 and 2019.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2020	2019
Projected benefit obligation	$175	$178
Accumulated benefit obligation	148	150
Fair value of plan assets	116	111

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2020	2019
Projected benefit obligation	$153	$178
Accumulated benefit obligation	131	150
Fair value of plan assets	98	111

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2020 and 2019.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2020	2019
Discount rate	1.0%	1.4%
Rate of compensation increase (1)	2.5%	2.6%
Interest crediting rate (2)	1.3%	1.5%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.
(2)

The interest crediting rate, which is applicable only for account balance type plans, represents the single effective annual account balance increase that an average participant would receive during the participant’s entire career at Chemours.

	December 31,
Weighted-average assumptions used to determine net benefit cost	2020	2019
Discount rate	1.4%	2.0%
Rate of compensation increase (1)	2.5%	2.5%
Expected return on plan assets	3.2%	4.1%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2020 and 2019.

	December 31,
	2020	2019
Cash and cash equivalents	7%	8%
U.S. and non-U.S. equity securities	37%	52%
Fixed income securities	56%	40%
Total weighted-average allocation	100%	100%

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

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$60	$10	$50
Debt - corporate issued	158	42	116
U.S. and non-U.S. equities	220	33	187
Derivatives - asset position	93	—	93
Cash and cash equivalents	43	43	—
Other	2	—	2
Total pension assets at fair value	576	$128	$448
Pooled mortgage funds (1)	28
Total pension assets	$604
(1)

Pooled mortgage funds consist of funds that invest in residential mortgages. These funds generally allow for monthly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of our request and the availability of funds. Interests in these funds are valued using the net asset value ("NAV") per share practical expedient and are not classified in the fair value hierarchy.

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$150	$9	$141
Debt - corporate issued	51	47	4
U.S. and non-U.S. equities	102	101	1
Mutual funds	135	—	135
Derivatives - asset position	28	—	28
Cash and cash equivalents	41	41	—
Other	2	2	—
Total pension assets at fair value	509	$200	$309
Pension trust payables, net (1)	(9)
Total pension assets	$500
(1)	Pension trust payables are primarily for investments purchased and received but not yet paid.

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

For pension plan assets classified as Level 2 instruments within the fair value hierarchy, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established, recognized vendors of market data and subjected to tolerance and/or quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources. With the exception of pooled mortgage funds, pooled funds are valued at the per-unit NAV as determined by the fund manager based on the value of the underlying traded securities.

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2020, 2019, and 2018, Chemours contributed $20, $19, and $15, respectively, to its defined benefit plans.

Chemours expects to contribute $16 to its pension plans in 2021. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 2 – Basis of Presentation” to these consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2021	$10
2022	10
2023	13
2024	15
2025	15
2026 to 2030	98

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2020, 2019, and 2018, Chemours contributed $27, $34, and $51, respectively, to its defined contribution plan.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 28. Geographic and Segment Information

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020		2019		2018
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$1,914	$2,461	$2,144	$2,533	$2,378	$2,279
Asia Pacific	1,384	121	1,543	121	1,720	124
Europe, the Middle East, and Africa	1,086	324	1,163	294	1,685	293
Latin America (2)	585	568	676	611	855	595
Total	$4,969	$3,474	$5,526	$3,559	$6,638	$3,291
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

Segment Information

Chemours’ operations consist of four reportable segments based on similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

During the fourth quarter of 2020, the Company changed the level of detail at which its CODM regularly reviews and manages certain of its businesses, resulting in the bifurcation of its former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). This change allows Chemours to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to the Company’s shareholders. The historical segment information has been recast to conform to the current segment structure.

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by the Company’s CODM and is defined as income (loss) before income taxes, excluding the following:

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments as of, and for the years ended, December 31, 2020, 2019, and 2018.

Year Ended December 31,	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
2020
Net sales to external customers (1)	$2,402	$1,105	$1,104	$358	$4,969
Adjusted EBITDA	510	354	126	73	1,063
Depreciation and amortization	128	53	88	21	290
Equity in earnings of affiliates	—	6	17	—	23
Total assets	2,130	1,041	1,520	531	5,222
Investments in affiliates	—	66	101	—	167
Purchases of property, plant, and equipment	89	28	109	25	251

2019
Net sales to external customers (1)	$2,345	$1,318	$1,330	$533	$5,526
Adjusted EBITDA	505	398	180	80	1,163
Depreciation and amortization	121	52	84	22	279
Equity in earnings of affiliates	—	11	18	—	29
Total assets	2,291	1,061	1,521	574	5,447
Investments in affiliates	—	64	98	—	162
Purchases of property, plant, and equipment	121	32	169	40	362

2018
Net sales to external customers (1)	$3,174	$1,497	$1,365	$602	$6,638
Adjusted EBITDA	1,055	542	241	64	1,902
Depreciation and amortization	119	37	80	20	256
Equity in earnings of affiliates	—	17	26	—	43
Total assets	2,354	1,187	1,557	623	5,721
Investments in affiliates	—	61	99	—	160
Purchases of property, plant, and equipment	91	156	118	75	440
(1)	Segment net sales to external customers are provided by product group in “Note 5 – Net Sales”.

The following table sets forth a reconciliation for instances in which the above summary financial information for the Company’s reportable segments does not sum to consolidated amounts.

Year Ended December 31,	Segment Total	Corporate and Other	Total Consolidated
2020
Depreciation and amortization	$290	$30	$320
Total assets	5,222	1,860	7,082
Purchases of property, plant, and equipment	251	16	267

2019
Depreciation and amortization	$279	$32	$311
Total assets	5,447	1,811	7,258
Purchases of property, plant, and equipment	362	119	481

2018
Depreciation and amortization	$256	$28	$284
Total assets	5,721	1,641	7,362
Purchases of property, plant, and equipment	440	58	498

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2020, 2019, and 2018.

	Year Ended December 31,
	2020	2019	2018
Segment Adjusted EBITDA	$1,063	$1,163	$1,902
Corporate and Other expenses (excluding items below)	(184)	(143)	(162)
Interest expense, net	(210)	(208)	(195)
Depreciation and amortization	(320)	(311)	(284)
Non-operating pension and other post-retirement employee benefit income (cost) (1)	1	(368)	27
Exchange (losses) gains, net	(26)	(2)	1
Restructuring, asset-related, and other charges (2)	(80)	(87)	(49)
Loss on extinguishment of debt	(22)	—	(38)
Gain on sales of assets and businesses (3)	8	10	45
Transaction costs (4)	(2)	(3)	(9)
Legal and environmental charges (5)	(49)	(175)	(82)
Other charges	—	—	(1)
Income (loss) before income taxes	$179	$(124)	$1,155
(1)

The year ended December 31, 2019 includes a $380 settlement loss related to a significant portion of the Company’s Netherlands pension plan, specific to the vested pension benefits of the inactive participants. Refer to “Note 27 – Long-term Employee Benefits” for further details.

(2)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 7 – Restructuring, Asset-related, and Other Charges”.
(3)

The year ended December 31, 2020 includes a gain of $6 recognized in connection with the sale of the Company’s Oakley, California site. The year ended December 31, 2019 includes a non-cash gain of $9 recognized in connection with the sale of the Company’s Repauno, New Jersey site. The year ended December 31, 2018 includes gains of $3 and $42 recognized in connection with the sales of the Company’s East Chicago, Indiana and Linden, New Jersey sites, respectively.

(4)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(5)

Legal charges pertain to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. The year ended December 31, 2020 includes $29 incurred in connection with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio. Environmental charges pertain to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The year ended December 31, 2020 includes $5 primarily related to detailed engineering design for on-site remediation projects at Fayetteville, as well as $8 based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. The year ended December 31, 2019 includes $168 in additional charges related to the approved final Consent Order associated with certain matters at Fayetteville. The year ended December 31, 2018 includes $63 in additional charges for the estimated liability associated with Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.