Form 10-Q
period 2021-03-31
Chemours Co
filed 2021-05-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 165,526,315 shares of common stock, $0.01 par value, outstanding at April 28, 2021.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,436	$1,305
Cost of goods sold	1,139	1,007
Gross profit	297	298
Selling, general, and administrative expense	139	125
Research and development expense	24	24
Restructuring, asset-related, and other charges	(5)	11
Total other operating expenses	158	160
Equity in earnings of affiliates	10	8
Interest expense, net	(49)	(54)
Other income (expense), net	1	(15)
Income before income taxes	101	77
Provision for (benefit from) income taxes	5	(23)
Net income	96	100
Net income attributable to Chemours	$96	$100
Per share data
Basic earnings per share of common stock	$0.58	$0.61
Diluted earnings per share of common stock	0.57	0.61

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$96			$100
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$37	$(9)	28	$10	$(2)	8
Unrealized gain on cash flow hedge	5	(1)	4	2	—	2
Reclassifications to net income - cash flow hedge	2	—	2	(2)	—	(2)
Hedging activities, net	44	(10)	34	10	(2)	8
Cumulative translation adjustment	(72)	—	(72)	(115)	—	(115)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	4	—	4	1	—	1
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	3	—	3
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement loss	—	—	—	—	—	—
Defined benefit plans, net	$5	$(1)	4	$3	$—	3
Other comprehensive income (loss)			(34)			(104)
Comprehensive income (loss)			62			(4)
Comprehensive income (loss) attributable to Chemours			$62			$(4)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,008	$1,105
Accounts and notes receivable, net	723	511
Inventories	988	939
Prepaid expenses and other	67	78
Total current assets	2,786	2,633
Property, plant, and equipment	9,553	9,582
Less: Accumulated depreciation	(6,121)	(6,108)
Property, plant, and equipment, net	3,432	3,474
Operating lease right-of-use assets	228	236
Goodwill, net	152	153
Other intangible assets, net	11	14
Investments in affiliates	169	167
Other assets	392	405
Total assets	$7,170	$7,082
Liabilities
Current liabilities:
Accounts payable	$976	$844
Short-term and current maturities of long-term debt	23	21
Other accrued liabilities	502	577
Total current liabilities	1,501	1,442
Long-term debt, net	3,970	4,005
Operating lease liabilities	186	194
Deferred income taxes	51	36
Other liabilities	610	590
Total liabilities	6,318	6,267
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 190,783,383 shares issued and 165,464,148 shares outstanding at March 31, 2021; 190,239,883 shares issued and 164,920,648 shares outstanding at December 31, 2020)	2	2
Treasury stock, at cost (25,319,235 shares at March 31, 2021 and December 31, 2020)	(1,072)	(1,072)
Additional paid-in capital	907	890
Retained earnings	1,357	1,303
Accumulated other comprehensive loss	(344)	(310)
Total Chemours stockholders’ equity	850	813
Non-controlling interests	2	2
Total equity	852	815
Total liabilities and equity	$7,170	$7,082

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	210,757	—	—	—	—	—	—	—	—
Exercise of stock options, net	433,483	—	—	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	100	—	—	100
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(104)	—	(104)
Balance at March 31, 2020	189,537,718	$2	25,319,235	$(1,072)	$870	$1,308	$(453)	$6	$661

Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	146,172	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	397,328	—	—	—	6	—	—	—	6
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	96	—	—	96
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(34)	—	(34)
Balance at March 31, 2021	190,783,383	$2	25,319,235	$(1,072)	$907	$1,357	$(344)	$2	$852

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$96	$100
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	83	79
Equity in earnings of affiliates, net	(10)	(4)
Amortization of debt issuance costs and issue discounts	2	2
Deferred tax benefit	(6)	(43)
Asset-related charges	—	1
Stock-based compensation expense	12	8
Net periodic pension cost	1	3
Defined benefit plan contributions	(5)	(8)
Other operating charges and credits, net	29	3
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(213)	(11)
Inventories and other operating assets	(31)	(42)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	81	(44)
Cash provided by operating activities	39	44
Cash flows from investing activities
Purchases of property, plant, and equipment	(60)	(106)
Foreign exchange contract settlements, net	(17)	(6)
Cash used for investing activities	(77)	(112)
Cash flows from financing activities
Proceeds from accounts receivable securitization facility	—	12
Debt repayments	(3)	(128)
Payments on finance leases	(2)	(1)
Proceeds from exercised stock options, net	6	5
Payments related to tax withholdings on vested stock awards	(2)	(2)
Payments of dividends to the Company's common shareholders	(41)	(41)
Cash used for financing activities	(42)	(155)
Effect of exchange rate changes on cash and cash equivalents	(17)	(6)
Decrease in cash and cash equivalents	(97)	(229)
Cash and cash equivalents at January 1,	1,105	943
Cash and cash equivalents at March 31,	$1,008	$714

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$44	$37

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

Chemours separated from E. I. du Pont de Nemours and Company (“EID”) on July 1, 2015 (the “Separation”). On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc. (“DuPont”), and Corteva, Inc. (“Corteva”).

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References to “EID” refer to E. I. du Pont de Nemours and Company, which is now a subsidiary of Corteva.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Considerations related to the current novel coronavirus disease (“COVID-19”)

In December 2019, an outbreak of illness caused by COVID-19 was identified in Wuhan, China, and the virus has since continued to spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Since the initial stages of the pandemic, certain economies in regions throughout the world have started to reopen; however, certain of these regions have also seen further spread and even resurgences in the number of positively identified infections. Particularly in the Americas and Europe, infections have continued to spread, including more contagious variants of the COVID-19 virus, leading to health-related concerns in regions where the Company has several key manufacturing facilities. In an attempt to minimize the transmission of COVID-19, significant social and economic restrictions have been imposed throughout the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, have negative business-related implications for the Company and the U.S. and global economies. In consideration of the Company’s global customer base, the rates at which economies across the globe recover or worsen may drive varying levels of end-market demand for the various performance chemicals provided by the Company’s four segments. In turn, the magnitude and duration of the COVID-19 pandemic and the related global rollout of COVID-19 vaccines create significant uncertainties for the Company’s customer demand and financial results.

In response to the macroeconomic uncertainties driven by COVID-19, beginning in the second quarter of 2020, management decided to take certain precautionary measures. In 2020, management also elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 in tax payments, of which approximately $35 was paid in the fourth quarter of 2020, the remainder of which will be paid in 2021. Management continues to expect that cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide the Company with sufficient liquidity through at least May 2022.

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

Accounting Guidance Issued and Not Yet Adopted

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU No. 2020-04 is effective March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts this standard will have on its accounting for contracts and hedging relationships.

Recently Adopted Accounting Guidance

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistency of application by clarifying and amending existing guidance. The Company adopted ASU No. 2019-12 on January 1, 2021, the effect of which was not material on its financial position, results of operations, and cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net sales by geographic region (1)
North America:
Titanium Technologies	$206	$193
Thermal & Specialized Solutions	147	146
Advanced Performance Materials	111	118
Chemical Solutions	33	54
Total North America	497	511
Asia Pacific:
Titanium Technologies	246	193
Thermal & Specialized Solutions	37	29
Advanced Performance Materials	139	104
Chemical Solutions	6	8
Total Asia Pacific	428	334
Europe, the Middle East, and Africa:
Titanium Technologies	174	149
Thermal & Specialized Solutions	87	98
Advanced Performance Materials	68	61
Chemical Solutions	4	6
Total Europe, the Middle East, and Africa	333	314
Latin America (2):
Titanium Technologies	97	78
Thermal & Specialized Solutions	33	35
Advanced Performance Materials	15	9
Chemical Solutions	33	24
Total Latin America	178	146
Total net sales	$1,436	$1,305

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$723	$613
Thermal & Specialized Solutions:
Refrigerants	241	251
Foam, propellants, and other	63	57
Advanced Performance Materials:
Fluoropolymers and advanced materials	333	292
Chemical Solutions:
Mining solutions	53	50
Performance chemicals and intermediates	23	42
Total net sales	$1,436	$1,305
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$656	$449
Deferred revenue	10	12
Customer rebates	44	69
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $6 and $7 at March 31, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2021 were not significant. For the three months ended March 31, 2021, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of March 31, 2021 or December 31, 2020.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2021, Chemours had $71 of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2021, approximately an additional 16% as revenue in 2022, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2021 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Restructuring and other charges:
Employee separation charges	$(1)	$9
Decommissioning and other charges	(4)	1
Total restructuring and other charges	(5)	10
Asset-related charges	—	1
Total restructuring, asset-related, and other charges	$(5)	$11

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Restructuring charges:
Plant and product line closures:
Chemical Solutions	$4	$1
Total plant and product line closures	4	1
2019 Restructuring Program:
Corporate and Other	—	1
Total 2019 Restructuring Program	—	1
2020 Restructuring Program:
Titanium Technologies	—	3
Thermal & Specialized Solutions	—	1
Advanced Performance Materials	—	1
Corporate and Other	—	3
Total 2020 Restructuring Program	—	8
Total restructuring charges	4	10
Asset-related charges:
Chemical Solutions	—	1
Total asset-related charges	—	1
Other charges:
Chemical Solutions	(9)	—
Total other charges	(9)	—
Total restructuring, asset-related, and other charges	$(5)	$11

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Charges

In connection with the construction work at the Mining Solutions facility in Gomez Palacio, Durango, Mexico, the Company had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to probable contract termination fees, as well as immediate recognition of $11 of other related prepaid costs, for a total of $37 in Other Charges. During the first quarter, the Company and the third-party services provider reached an agreement to terminate the contractual relationship resulting in a payment of $26 for the aforementioned contract termination fees and, in exchange, the Company received title to approximately $22 of assets classified as construction-in-process, of which only approximately $9 are expected to be used by the Company when construction resumes. Accordingly, approximately $13 was recognized in impairment charges in the first quarter, offset by $22 of the liability recorded in the fourth quarter of 2020 being reversed, resulting in a net $9 gain in Other Charges.

Plant and Product Line Closures and Asset-related Charges

Chemical Solutions

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 for the three months ended March 31, 2021 and 2020. The Company expects to incur and spend approximately $2 related to additional restructuring charges for similar activities through the first half of 2022, all of which relate to Chemical Solutions. As of March 31, 2021, the Company has incurred, in the aggregate, $41 in restructuring charges related to these activities, excluding asset-related charges.

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business is not core to the Company’s future strategy, and production was ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, in 2020, the Company recorded employee separation-related liabilities of $2. The Company recorded decommissioning and dismantling-related charges of $4 for the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020 $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021. The Company expects to incur approximately $8 in additional restructuring charges related to decommissioning, dismantling, and other costs in connection with the exit of its Pascagoula site by the end of 2021, all of which relate to Chemical Solutions. The future net cash outflows associated with these exit costs are not expected to be material.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. As of March 31, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25, the majority of which was incurred in the third and fourth quarters of 2019. The Company believes that it has completed incurring severance costs for this program. At March 31, 2021 and December 31, 2020, $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021.

2020 Restructuring Program

In the first quarter of 2020, management initiated the first phase of a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. A second phase of this program was initiated in the third quarter of 2020. As of March 31, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $13. The Company believes that it has completed incurring severance costs for this program. At March 31, 2021 and December 31, 2020, $2 and $3 remained as an employee separation-related liability, respectively, and the majority of the remaining severance payments are expected to be made by the end of 2021.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2021.

	Chemical Solutions Site Closures	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2020	$2	$2	$3	$7
Charges (credits) to income	(1)	—	—	(1)
Payments	—	(1)	(1)	(2)
Balance at March 31, 2021	$1	$1	$2	$4

At March 31, 2021, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Leasing, contract services, and miscellaneous income	$5	$5
Royalty income (1)	3	4
Exchange losses, net (2)	(8)	(24)
Non-operating pension and other post-retirement employee benefit income (3)	1	—
Total other income (expense), net	$1	$(15)
(1)	Royalty income for the periods ended March 31, 2021 and 2020 is primarily from technology licensing.
(2)	Exchange losses, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income attributable to Chemours	$96	$100
Denominator:
Weighted-average number of common shares outstanding - basic	165,652,778	164,247,449
Dilutive effect of the Company’s employee compensation plans	3,397,544	1,010,542
Weighted-average number of common shares outstanding - diluted	169,050,322	165,257,991

Basic earnings per share of common stock	$0.58	$0.61
Diluted earnings per share of common stock	0.57	0.61

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Average number of stock options	1,509,760	5,055,943

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$656	$449
VAT, GST, and other taxes (2)	58	49
Other receivables (3)	9	13
Total accounts and notes receivable, net	$723	$511
(1)

Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $6 and $7 at March 31, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for the three months ended March 31, 2021 and 2020.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Finished products	$571	$579
Semi-finished products	173	180
Raw materials, stores, and supplies	494	433
Inventories before LIFO adjustment	1,238	1,192
Less: Adjustment of inventories to LIFO basis	(250)	(253)
Total inventories	$988	$939

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $605 and $585 (or 49% and 49%, respectively) of inventories before the LIFO adjustments at March 31, 2021 and December 31, 2020, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Equipment	$7,796	$7,816
Buildings	1,184	1,198
Construction-in-progress	428	421
Land	109	111
Mineral rights	36	36
Property, plant, and equipment	9,553	9,582
Less: Accumulated depreciation	(6,121)	(6,108)
Total property, plant, and equipment, net	$3,432	$3,474

Property, plant, and equipment, net included gross assets under finance leases of $94 and $86 at March 31, 2021 and December 31, 2020, respectively.

Depreciation expense amounted to $80 and $77 for the three months ended March 31, 2021 and 2020, respectively.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $34 and $23 for the three months ended March 31, 2021 and 2020, respectively. Purchases from the Company’s equity method investees amounted to $36 and $35 for the three months ended March 31, 2021 and 2020, respectively. The Company also received less than $1 and $4 in dividends from its equity method investees for the three months ended March 31, 2021 and 2020, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Capitalized repair and maintenance costs	$175	$198
Pension assets (1)	80	79
Deferred income taxes	106	95
Miscellaneous	31	33
Total other assets	$392	$405
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

Note 12. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Compensation and other employee-related costs	$85	$107
Employee separation costs (1)	4	7
Accrued litigation (2)	33	37
Environmental remediation (2)	83	95
Asset retirement obligations (3)	13	13
Income taxes	59	64
Customer rebates	44	69
Deferred revenue	5	7
Accrued interest	55	18
Operating lease liabilities	56	57
Miscellaneous (4)	65	103
Total other accrued liabilities	$502	$577
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 4 – Restructuring, Asset-related, and Other Charges”.

(2)	Represents the current portions of accrued litigation and environmental remediation, which are discussed further in “Note 15 – Commitments and Contingent Liabilities”.
(3)	Represents the current portion of asset retirement obligations, which are discussed further in “Note 14 – Other Liabilities”.
(4)	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Debt

The following table sets forth the components of the Company’s debt at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$873	$875
Tranche B-2 euro term loan due April 2025 (€340 at March 31, 2021 and December 31, 2020)	400	417
Senior unsecured notes:
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at March 31, 2021 and December 31, 2020)	530	551
5.375% due May 2027	500	500
5.750% due November 2028	800	800
Finance lease liabilities	80	74
Financing obligation (1)	94	94
Total debt principal	4,027	4,061
Less: Unamortized issue discounts	(7)	(7)
Less: Unamortized debt issuance costs	(27)	(28)
Less: Short-term and current maturities of long-term debt	(23)	(21)
Total long-term debt, net	$3,970	$4,005

(1)

At March 31, 2021 and December 31, 2020, financing obligation includes $94, in connection with the financed portion of the Company’s research and development facility on the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). No borrowings were outstanding under the Revolving Credit Facility at March 31, 2021 and December 31, 2020. For the three months ended March 31, 2021 and 2020 the Company made term loan payments of $3. Chemours also had $106 and $102 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the effective interest rates on the class of term loans denominated in U.S. dollars and the class of term loans denominated in euros were 1.9% and 2.5%, respectively. Also, at March 31, 2021, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Accounts Receivable Securitization Facility

The Company, through a wholly-owned special purpose entity (“SPE”), maintains an amended and restated receivables purchase agreement (the “Amended Purchase Agreement”), dated March 9, 2020, under its accounts receivable securitization facility (“Securitization Facility”). The Amended Purchase Agreement amends and restates, in its entirety, the receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”). Pursuant to the Amended Purchase Agreement, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. As a result, in the first quarter of 2020, the Company repurchased the then-outstanding receivables under the Securitization Facility through repayment of the secured borrowings under the Original Purchase Agreement, resulting in net repayments of $110 for the three months ended March 31, 2020, and sold $125 of its receivables to the bank. These sales were transacted at 100% of the face value of the relevant receivables, resulting in derecognition of the receivables from the Company’s consolidated balance sheets.

On March 5, 2021, the Company, through the SPE, entered into an amendment (the “First Amendment”) to its Amended Purchase Agreement (the “Amended Purchase Agreement”) to, among other things, extend the term of the Amended Purchase Agreement (as amended by the First Amendment), such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2023 or another event that constitutes a “Termination Date” under the Amended Purchase Agreement (as amended by the First Amendment). The First Amendment also increases the facility limit under the arrangement from $125 to $150. Following the First Amendment, the Company maintained $25 of unused capacity within the facility.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2021 and 2020, the Company received $271 and $60 of cash collections on receivables sold under the Securitization Facility, respectively, following which it sold and derecognized $271 and $60 of incremental accounts receivable, respectively. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $110 and $33 at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company incurred $1 and less than $1 of servicing and other fees associated with the Securitization Facility, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to its senior secured term loans equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2021.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2021	$10
2022	13
2023	13
2024	13
2025	1,974
Thereafter	1,830
Total principal maturities on debt	$3,853

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$873	$863	$875	$862
Tranche B-2 euro term loan due April 2025 (€340 at March 31, 2021 and December 31, 2020)	400	400	417	413
Senior unsecured notes:
7.000% due May 2025	750	773	750	774
4.000% due May 2026 (€450 at March 31, 2021 and December 31, 2020)	530	538	551	551
5.375% due May 2027	500	530	500	536
5.750% due November 2028	800	842	800	821
Total senior debt	3,853	$3,946	3,893	$3,957
Less: Unamortized issue discounts	(7)		(7)
Less: Unamortized debt issuance costs	(27)		(28)
Total senior debt, net	$3,819		$3,858

Note 14. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Employee-related costs (1)	$105	$108
Accrued litigation (2)	52	51
Environmental remediation (2)	311	295
Asset retirement obligations	62	63
Deferred revenue	5	5
Miscellaneous (3)	75	68
Total other liabilities	$610	$590
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation and environmental remediation, which are discussed further in “Note 15 – Commitments and Contingent Liabilities”.
(3)	Miscellaneous primarily includes an accrued indemnification liability of $37 each as of at March 31, 2021 and December 31, 2020, respectively.

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable. The first quarter 2021 Qualified Spend is estimated at approximately $14, of which half would be subject to recovery from DuPont and Corteva. The Company does not have a receivable recorded at March 31, 2021, as the recovery is treated as a gain contingency and not yet considered realizable.

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

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

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

The following table sets forth the components of the Company’s accrued litigation at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Asbestos	$34	$34
PFOA (1)	45	50
All other matters	6	4
Total accrued litigation	$85	$88
(1)	At March 31, 2021 and December 31, 2020, PFOA includes $22 and $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2021 and December 31, 2020.

	Balance Sheet Location	March 31, 2021	December 31, 2020
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 12)	$33	$37
Long-term accrued litigation	Other liabilities (Note 14)	52	51
Total accrued litigation		$85	$88
(1)	At March 31, 2021 and December 31, 2020, current accrued litigation includes $22 and $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 15 – Commitments and Contingent Liabilities”.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At March 31, 2021 and December 31, 2020, there were approximately 1,000 and 1,100 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At March 31, 2021 and December 31, 2020, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2021 and December 31, 2020, there were 19 and 17 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At March 31, 2021 and December 31, 2020, Chemours maintained accruals of $22 and $21, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of March 31, 2021, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $22 and $21 was accrued for these matters at March 31, 2021 and December 31, 2020, respectively.

PFOA Leach Class Personal Injury

Further, under the Leach settlement, class members may pursue personal injury claims against EID only for those diseases for which the C8 Science Panel determined a probable link exists. Approximately 3,500 lawsuits were subsequently filed in various federal and state courts in Ohio and West Virginia and consolidated in multi-district litigation (“MDL”) in Ohio federal court. These were resolved in March 2017 when EID entered into an agreement settling all MDL cases and claims, including all filed and unfiled personal injury cases and claims that were part of the plaintiffs’ counsel’s claims inventory, as well as cases tried to a jury verdict (“First MDL Settlement”) for $670.7 in cash, with half paid by Chemours, and half paid by EID.

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation agreement between EID and Chemours) for a period of five years. During that five-year period, Chemours will annually pay future PFOA costs up to $25 and, if such amount is exceeded, EID would pay any excess amount up to the next $25 (which payment will not be subject to indemnification by Chemours), with Chemours annually bearing any further excess costs under the terms of the Separation agreement. After the five-year period, this limited sharing agreement would expire, and Chemours’ indemnification obligations under the Separation agreement would continue unchanged. Chemours also agreed that it will not contest its indemnification obligations to EID under the Separation agreement for PFOA costs on the basis of defenses generally applicable to the indemnification provisions under the Separation agreement, including defenses relating to punitive damages, fines or penalties, or attorneys’ fees, and waived any such defenses with respect to PFOA costs. Chemours, however, retained other defenses, including as to whether any particular PFOA claim was within the scope of the indemnification provisions of the Separation agreement. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matter and costs as detailed in “Note 15 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 then filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs will be resolved for approximately $83 (the “Second MDL Settlement”). Chemours will contribute approximately $29, and DuPont and Corteva will each contribute approximately $27 to the Second MDL Settlement. During the first quarter of 2021 Chemours made payments of $7 associated with the Second MDL Settlement, and at March 31, 2021 and December 31, 2020, Chemours has accrued approximately $22 and $29, respectively, associated with this matter. The $22 remainder related to this matter was paid in April of 2021.

The single matter not included in the Second MDL Settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. The Company will appeal the verdict. Management believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for pending post-trial motions and appeal.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 1,100 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, and Alaska have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources. The lawsuits include counts for fraudulent transfer. Additionally, Chemours has engaged with the State of Delaware regarding potential similar causes of action for PFAS and other contaminants.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other PFAS Matters

EID has also been named in approximately 40 lawsuits pending in New York courts, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water, and seeking medical monitoring, compensatory, and punitive damages against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two other lawsuits in New York have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action seeking medical monitoring, compensatory and punitive damages, and injunctive relief.

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

In December 2018, the owners of a dairy farm filed a lawsuit in Maine state court against numerous defendants including EID and Chemours alleging that their dairy farm was contaminated by PFAS, including perfluorooctanesulfonic acid (“PFOS”) and PFOA present in treated municipal sewer sludge used in agricultural spreading applications on their farm. The complaint asserts negligence, trespass, and other tort and state statutory claims and seeks damages. This lawsuit has since been dismissed.

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

Since August 2019, 12 Long Island water suppliers have filed lawsuits in New York federal court against defendants including EID and Chemours regarding alleged PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass, and fraudulent transfer. Plaintiffs seek declaratory and injunctive relief, as well as compensatory and punitive damages.

Since November 2019, seven lawsuits representing approximately 50 residents have been filed against EID, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. Plaintiffs have claims including medical monitoring, property value diminution, trespass, punitive damages, and personal injury. The lawsuits are pending in New Jersey federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2020, the Weirton Area Water Board and City of Weirton, West Virginia, filed a lawsuit in West Virginia state court against defendants, including EID and Chemours, alleging PFAS, PFOA and PFOS contamination through releases from the manufacture, sale, and use of PFAS and from facilities owned by AccelorMittal. Damages sought include declaratory relief, economic damages, indemnification, expenses, remediation, and punitive damages. The matter has been removed to federal court. In January 2021, this matter was transferred to the AFFF MDL.

Since July 2020, four lawsuits were filed in New Jersey federal court by parents of adult children alleging that exposure to PFAS and other chemicals, including two suits by parents on behalf of their adult children claiming pre-natal exposure resulting in the children’s cognitive delays, neurological, genetic and autoimmune conditions.  Plaintiffs seek compensatory and punitive damages.

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

In February 2021, the City of Corona, California and the Corona Utility Authority filed a lawsuit in California state court against several defendants, including Chemours and DuPont, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply.  The lawsuit alleges product liability, negligence, nuisance, trespass, state law claims and fraudulent transfer.  Plaintiff seeks injunctive relief, as well as compensatory and punitive damages.

In April 2021, Chemours, along with DuPont and Corteva entities, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions.  Chemours is reviewing the summons and, at this time, management believes that a loss related to this matter is remote.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2020, a Second Amended Complaint was filed in each matter, adding fraudulent transfer and other claims against DuPont SP USA, Corteva, Inc., and DuPont. For the Salem County matter, NJDEP added claims relating to failure to comply with state directives, including the state-wide PFAS Directive.

The matters were removed to federal court and consolidated for case management and pretrial purposes.

EID requested that Chemours defend and indemnify it in these matters. Chemours has accepted the indemnity and defense of EID while reserving rights and declining EID’s demand as to matters involving other EID entities, as well as ISRA and fraudulent transfer to the terms of the MOU.

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

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against EID by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved. In one of the six lawsuits, pursuant to a March 2021 court decision, there are no current pending claims against EID or Chemours.

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

At March 31, 2021 and December 31, 2020, the Company had $155 and $146 of long-lived assets under construction at the facility. The Company ultimately believes that it will be successful in obtaining its permits and will continue with its planned development of the site. While the Company currently believes these amounts are recoverable, an unfavorable ruling by the Mexican courts on its appeals or other factors could lead to a fixed asset impairment assessment that potentially impairs all or a portion of the facility, resulting in a non-cash charge in the Company’s results of operations at that time.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with EID, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where ownership was transferred to Chemours under the Separation-related agreements or at sites where EID-generated waste was disposed before the 2015 separation. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at March 31, 2021 and December 31, 2020 for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	March 31, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey (1)	$27	$20
East Chicago, Indiana	11	11
Fayetteville Works, Fayetteville, North Carolina	191	194
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	12	12
All other sites	112	111
Total environmental remediation	$394	$390
(1)

In the first quarter of 2021, in connection with ongoing discussions with EPA and NJDEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, the Company recorded adjustments of $7 related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities and their balance sheet locations at March 31, 2021 and December 31, 2020.

	Balance Sheet Location	March 31, 2021	December 31, 2020
Environmental Remediation:
Current environmental remediation	Other accrued liabilities (Note 12)	$83	$95
Long-term environmental remediation	Other liabilities (Note 14)	311	295
Total environmental remediation		$394	$390

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $570 above the amount accrued at March 31, 2021.

Chemours incurred environmental remediation expenses of $25 and $15 for the three months ended March 31, 2021 and 2020, respectively.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
On-site remediation	$138	$140
Off-site groundwater remediation	53	54
Total accrued liabilities	$191	$194

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville and their balance sheet locations at March 31, 2021 and December 31, 2020.

	Balance Sheet Location	March 31, 2021	December 31, 2020
Current accrued liabilities	Other accrued liabilities (Note 12)	$34	$39
Long-term accrued liabilities	Other liabilities (Note 14)	157	155
Total accrued liabilities		$191	$194

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

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. For the three months ended March 31, 2021 and 2020 the Company accrued $5, for off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $53 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years, as well as toxicity studies over the next three years.

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

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. The Company is implementing measures under the Addendum, and it has commenced detailed engineering and design work for the barrier wall and groundwater extraction system with two stages of NC DEQ design approval to be completed in 2021 and 2022. Following issuance of an NPDES permit by NC DEQ on September 18, 2020, the Company began operation of a capture and treatment system from the Old Outfall 002 channel on September 30, 2020.

On January 26, 2021, the Company received an NOV from NC DEQ, alleging violations of the CO and an NPDES water permit arising from the design and operation of the treatment system related to the old outfall. NC DEQ has requested additional information with respect to the allegations. In February 2021, the Company responded with the requested information.  During the reporting period, the operation of the old outfall treatment system was interrupted on two occasions and notice was provided to NCDEQ of the low treatment flow conditions through the system. The Company has taken, and continues to take, actions to improve the operation of the treatment system and address challenges posed by substantial rain events and sediment loading into the system.  On March 31, 2021, the Company received two civil penalty assessments totaling less than $0.2 associated with the January 26, 2021 NOV.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum. The actual cost of a permanent on-site groundwater treatment system primarily depends on the determination of certain significant design details, notably the actual barrier wall length, installation method (i.e., slurry wall vs. steel sheets), configuration of extraction wells, estimated carbon usage, and water extraction rates. Pre-design investigation, detailed engineering design, and construction activities for the barrier wall and groundwater extraction system are already in progress at Fayetteville. The pre-design investigation for the barrier wall and other remediation activities concluded in the first quarter of 2021 and will be incorporated into the design, at which time the Company’s estimated liabilities will be updated accordingly.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $138 and $140 at March 31, 2021 and December 31, 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs. An incremental $7 was accrued in the first quarter of 2021, primarily related to enhancements of the treatment system related to the old outfall.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from the EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of March 31, 2021, management does not believe that a loss is probable.

In June 2020, the Company received an NOV from the NC DEQ, alleging violations of the North Carolina Solid Waste Generator Requirements in connection with clearing land and yard waste materials to a landfill during construction of the water treatment plant required for remediation under the CO. The Company responded that it did not commit a violation and had addressed any concerns prior to issuance of the NOV. In March 2021, the Company received a compliance order associated with the June 2020 NOV, and the assessed penalty in the order is not material.

In 2019, civil actions were filed against EID and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,000 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or EID concerning the discharges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In addition to natural resource damages matter filed by the State of North Carolina (as discussed within the “PFAS” section of this “Note 15 – Commitments and Contingent Liabilities”), in September 2020, three additional lawsuits were filed in North Carolina state court against Chemours and EID, as well as other defendants. One of the lawsuits is a putative class action on behalf of residents who are served by the Cape Fear Public Water utility, alleges negligence, nuisance, and other claims related to the release of perfluorinated compounds from Fayetteville, and seeks compensatory and punitive damages and medical monitoring. The other two lawsuits were filed on behalf of individuals residing near Fayetteville and allege negligence, nuisance, and other claims related to the release of perfluorinated compounds. The individuals seek compensatory property damages, punitive damages, and, in some cases, medical monitoring. All three lawsuits allege fraudulent transfer against EID and other EID entities, but not against Chemours. In October 2020, the cases were removed to federal court.

It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation, and it is reasonably possible that these matters could have a material adverse effect the Company’s financial position, results of operations, and cash flows. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company. It is possible that additional developments similar to those described above and centering on Fayetteville could arise in other locations.

Note 16. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $12 and $8 for the three months ended March 31, 2021 and 2020, respectively.

Stock Options

During the three months ended March 31, 2021, Chemours granted approximately 1,120,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards that were granted during the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Risk-free interest rate	0.91%
Expected term (years)	6.00
Volatility	63.85%
Dividend yield	4.16%
Fair value per stock option	$9.78

The Company recorded $5 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2021 and 2020. At March 31, 2021, approximately 8,020,000 stock options remained outstanding.

Restricted Stock Units

During the three months ended March 31, 2021, Chemours granted approximately 340,000 restricted stock units (“RSUs”) to certain of its employees. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $4 and $2 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, approximately 1,420,000 RSUs remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Share Units

During the three months ended March 31, 2021, Chemours granted approximately 290,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $3 and $1 in stock-based compensation expense specific to its PSUs for the three months ended March 31, 2021 and 2020, respectively, based on its assessment of Company performance relative to award-based financial objectives. At March 31, 2021, approximately 1,010,000 PSUs at 100% of the target amount remained non-vested.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in The Chemours Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. In the first quarter of 2021, the Company executed an open market transaction to purchase the Company’s common stock on behalf of ESPP participants, which amounted to approximately 22,000 shares at $1.

Note 17. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s components comprising accumulated other comprehensive loss.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive income (loss)	28	6	(72)	4	(34)
Balance at March 31, 2021	$(48)	$(2)	$(192)	$(102)	$(344)

Balance at January 1, 2020	$(10)	$2	$(231)	$(110)	$(349)
Other comprehensive income (loss)	8	—	(115)	3	(104)
Balance at March 31, 2020	$(2)	$2	$(346)	$(107)	$(453)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2021, the Company had 22 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $577, and an average maturity of one month. At December 31, 2020, the Company had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688, and an average maturity of one month. Chemours recognized net losses of $20 and $6 for the three ended March 31, 2021 and 2020, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2021, the Company had 156 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $122, and an average maturity of four months. At December 31, 2020, the Company had 144 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101, and an average maturity of four months. Chemours recognized pre-tax gains of $4 and $2 for the three months ended March 31, 2021 and 2020, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2021 and 2020, $2 of loss and $2 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify less than $1 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Cash Flow Hedge – Interest Rate Swaps

At March 31, 2021 and December 31, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized a pre-tax gain of $1 for the three months ended March 31, 2021, within accumulated other comprehensive loss. For the three months ended March 31, 2021, less than $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $1 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $37 and $10 for the three months ended March 31, 2021 and 2020, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2021 and 2020.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2021 and December 31, 2020.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2021	December 31, 2020
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$1	$4
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	2	—
Total asset derivatives		$3	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 12)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 12)	—	4
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 12)	2	3
Total liability derivatives		$3	$8

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

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2021 and 2020.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(20)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	4
Interest rate swaps designated as a cash flow hedge	—	—	—	1
Euro-denominated debt designated as a net investment hedge	—	—	—	37

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(6)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	10

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Service cost	$(4)	$(3)
Interest cost	(1)	(2)
Expected return on plan assets	5	4
Amortization of actuarial loss	(2)	(3)
Amortization of prior service gain	1	1
Total net periodic pension cost	$(1)	$(3)

Amortization of actuarial loss	2	3
Amortization of prior service gain	(1)	(1)
Effect of foreign exchange rates	4	1
Benefit recognized in other comprehensive income	5	3
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$4	$—

The Company made cash contributions of $5 and $8 to its defined benefit pension plans during the three months ended March 31, 2021 and 2020, respectively, and expects to make additional cash contributions of $11 to its defined benefit pension plans during the remainder of 2021. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the three months ended March 31, 2021 and 2020.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
Three Months Ended March 31, 2021
Net sales to external customers	$723	$304	$333	$76	$1,436
Adjusted EBITDA	169	93	51	10	323
Depreciation and amortization	33	16	23	5	77

Three Months Ended March 31, 2020
Net sales to external customers	$613	$308	$292	$92	$1,305
Adjusted EBITDA	138	88	52	15	293
Depreciation and amortization	30	13	22	5	70

Total Assets
March 31, 2021	$2,233	$1,083	$1,550	$545	$5,411
December 31, 2020	2,130	1,041	1,520	531	5,222

Corporate and Other depreciation and amortization expense amounted to $6 and $9 for the three months ended March 31, 2021 and 2020, respectively. Corporate and Other total assets amounted to $1,759 and $1,860 at March 31, 2021 and December 31, 2020, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDA	$323	$293
Corporate and Other expenses (excluding items below)	(55)	(36)
Interest expense, net	(49)	(54)
Depreciation and amortization	(83)	(79)
Non-operating pension and other post-retirement employee benefit income	1	—
Exchanges losses, net	(8)	(24)
Restructuring, asset-related, and other charges (1)	5	(11)
Natural disasters and catastrophic events (2)	(16)	—
Transaction costs (3)	(4)	(2)
Legal and environmental charges (4,5)	(13)	(10)
Income before income taxes	$101	$77
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges”.
(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(4)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(5)

In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The three months ended March 31, 2020 includes $8 based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. See “Note 15 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the unaudited Interim Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation, unless the context otherwise requires.

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2020, and as otherwise discussed in this report, particularly as it pertains to the current novel coronavirus disease (“COVID-19”). We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, mining, and oil and gas. Our principal products include titanium dioxide (“TiO2“) pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide, and performance chemicals and intermediates. We manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Chemical Solutions segment is a leading, North American provider of industrial chemicals used in gold production, industrial, and consumer applications.

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

The Chemours Company

Recent Developments

Winter Storm Uri

Over several days in mid-February 2021, a major winter storm impacted a significant portion of the United States. In Texas, especially, snow, ice, and record-low temperatures drove higher-than-normal energy and heating demand, leaving millions of residents and businesses without power. Impacts from the storm to our operations were principally at our sites in Corpus Christi, El Dorado and LaPorte in our Thermal & Specialized Solutions (“TSS”) segment which experienced physical damage resulting in plant downtime along with significant increases in utility costs during and immediately following the storm. Our sites at DeLisle and New Johnsonville in our Titanium Technologies segment and at Memphis in our Chemical Solutions segment were affected to a lesser degree than those in TSS. Our Advanced Performance Materials plant sites were not directly impacted by the storm, but the segment did face some challenges in the broader supply chain. The total cost of plant repairs and utility charges in excess of historical averages amount to approximately $16 million. In addition, storm-related downtime resulted in under absorption of plant fixed costs, impacting cost of goods sold by $9 million in the first quarter. We do not expect to receive any storm-related insurance recoveries.

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in more than 150 million confirmed infections, over three million deaths, and continues to spread throughout the world. More contagious COVID-19 variants continue to emerge driving up infection rates globally. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the Americas and Europe, we continue to experience minimal disruption in our operations and business-related processes. We continue to take number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. COVID-19 vaccines are in the early stages of being broadly distributed and administered in the United States and globally. Refer to the “Segment Reviews” and “2021 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are innumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in in our Annual Report on Form 10-K for the year ended December 31, 2020.

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. In 2020, we elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in the fourth quarter of 2020, the remainder of which will be paid in 2021. We continue to anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least May 2022. Additionally, we continue to engage in scenario planning, and, as further discussed in the “2021 Outlook” and “Liquidity and Capital Resources” sections of this MD&A, we have implemented a range of actions aimed at temporarily reducing costs and preserving liquidity, including exercising careful discretion in our near-term operating and capital spending decisions. We will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

Strategic Review of Mining Solutions Business

In March 2021, we announced the initiation of a strategic review to assess the potential sale of the Mining Solutions business. The process is intended to drive shareholder value and portfolio focus.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Net sales	$1,436	$1,305
Cost of goods sold	1,139	1,007
Gross profit	297	298
Selling, general, and administrative expense	139	125
Research and development expense	24	24
Restructuring, asset-related, and other charges	(5)	11
Total other operating expenses	158	160
Equity in earnings of affiliates	10	8
Interest expense, net	(49)	(54)
Other income (expense), net	1	(15)
Income before income taxes	101	77
Provision for (benefit from) income taxes	5	(23)
Net income	96	100
Net income attributable to Chemours	$96	$100
Per share data
Basic earnings per share of common stock	$0.58	$0.61
Diluted earnings per share of common stock	0.57	0.61

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2021, compared with the same period in 2020.

Change in net sales from prior period	Three Months Ended March 31, 2021
Price	(2)%
Volume	11%
Currency	2%
Portfolio	(1)%
Total change in net sales	10%

Our net sales increased by $131 million (or 10%) to $1.4 billion for the three months ended March 31, 2021, compared with net sales of $1.3 billion for the same period in 2020. The components of the increase in our net sales by segment for the three months ended March 31, 2021 were as follows: in our Titanium Technologies segment, volume was up 16%, price declined 1%; in our Thermal & Specialized Solutions segment, volume was up 4% and price declined 6%; in our Advanced Performance Materials segment, volume was up 13% and price declined 3%; and, in our Chemical Solutions segment, volume was up 1%, price was up 1%, and portfolio change led to a 19% decrease. Favorable currency movements also added a tailwind to our net sales of 3% in our Titanium Technologies segment, 1% in our Thermal & Specialized Solutions segment, and 4% in our Advanced Performance Materials segment.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $132 million (or 13%) to $1.1 billion for the three months ended March 31, 2021, compared with COGS of $1.0 billion for the same period in 2020. The increases in our COGS for the three months ended March 31, 2021 were primarily attributable to plant fixed costs expensed in conjunction with plant downtime at certain of our facilities and under absorption of fixed costs due to operational issues related to inclement weather from Winter Storm Uri, as well as higher net sales, higher distribution, freight, and logistics expenses.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $14 million (or 11%) to $139 million for the three months ended March 31, 2021, compared with SG&A expense of $125 million for the same period in 2020. The increases in our SG&A expense for the three months ended March 31, 2021 was primarily attributable to higher performance-related compensation expenses, and cost reduction activities in the prior year related to COVID-19.

Research and Development Expense

Our research and development expense was unchanged at $24 million for the three months ended March 31, 2021, compared with research and development expense of $24 million for the same period in 2020.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $16 million (or over 100%) to $(5) million for the three months ended March 31, 2021, compared with restructuring, asset-related, and other charges of $11 million for the same period in 2020. Our restructuring, asset-related, and other charges for the three months ended March 31, 2021 were primarily attributable to a net $9 million gain in Other Charges in connection with our contract termination with a third-party services provider at our Mining Solutions facility currently under construction in Gomez Palacio, Durango, Mexico. This was partially offset by $4 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant. Our restructuring, asset-related, and other charges for the three months ended March 31, 2020 were primarily attributable to $8 million of employee separation charges incurred in connection with our 2020 Restructuring Program.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $2 million (or 25%) to $10 million for the three months ended March 31, 2021, compared with equity in earnings of affiliates of $8 million for the same period in 2020. The increase in our equity in earnings of affiliates for the three months ended March 31, 2021 were primarily attributable to our increased demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $5 million (or 9%) to $49 million for the three months ended March 31, 2021, compared with interest expense, net of $54 million for the same period in 2020. The decrease in our interest expense, net for the three months ended March 31, 2021 was primarily attributable to lower variable interest rates on our senior secured term loans, as well as a reduction in our outstanding debt obligations and associated rates following the refinancing of our 2023 Dollar Notes in the fourth quarter of 2020.

Other Income (Expense), Net

Our other income (expense), net increased by $16 million (or over 100%) to other income, net of $1 million for the three months ended March 31, 2021, compared with other expense, net of $15 million for the same period in 2020. The increase in our other income, net was primarily attributable to changes in net exchange gains and losses of $16 million, driven by comparatively favorable impact of movements in several foreign currencies net of our foreign currency forward contracts during the quarter ended March 31, 2021.

The Chemours Company

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a provision for income taxes of $5 million and a benefit from income taxes of $23 million for the three months ended March 31, 2021 and 2020, respectively, which represented effective tax rates of 5% and negative 30%, respectively. The $28 million increase in our provision for income taxes for the three months ended March 31, 2021 was primarily attributable to increased profitability and changes to our geographic mix of earnings.

During the three months ended, March 31, 2020, the Company recorded a one-time tax benefit of $18 million, which was related to the United States Internal Revenue Service acceptance of non-automatic accounting method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. The benefit from income taxes was partially offset by $7 million of lower income tax benefits related to share-based payments.

Segment Reviews

During the fourth quarter of 2020, we changed the level of detail at which our Chief Operating Decision Maker (“CODM”) regularly reviews and manages certain of our businesses, resulting in the bifurcation of our former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). This change allows us to enhance our customer focus and better align our business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to our shareholders. Our historical segment information has been recast to conform to the current segment structure.

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Titanium Technologies	$169	$138
Thermal & Specialized Solutions	93	88
Advanced Performance Materials	51	52
Chemical Solutions	10	15
Corporate and Other	(55)	(36)
Total Adjusted EBITDA	$268	$257

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net sales	$723	$613
Adjusted EBITDA	169	138
Adjusted EBITDA margin	23%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2021, compared with the same period in 2020.

Change in segment net sales from prior period	Three Months Ended March 31, 2021
Price	(1)%
Volume	16%
Currency	3%
Portfolio	—%
Total change in segment net sales	18%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $110 million (or 18%) to $723 million for the three months ended March 31, 2021, compared with segment net sales of $613 million for the same period in 2020. The increase in segment net sales for the three months ended March 31, 2021 was primarily attributable to a 16% increase in volume, which was partially offset by a decrease in price of 1%. Volume increases were driven by steady demand for our products across all end-markets and regions throughout the quarter. Price decreases were primarily due to channel mix. Favorable currency movements added a 3% tailwind to the segment’s net sales during the three months ended March 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2021, segment Adjusted EBITDA increased by $31 million (or 22%) to $169 million compared with segment Adjusted EBITDA of $138 million for the same period in 2020. Adjusted EBITDA margin was unchanged at 23% for the three months ended March 31, 2021, compared with Adjusted EBITDA margin of 23% for the same period in 2020. The increase in Adjusted EBITDA during the three months ended March 31, 2021 was primarily attributable to the aforementioned increase in volume of the segment’s net sales and favorable currency movements. This was partially offset by decrease in price of the segment’s net sales and higher variable costs due to ore mix.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net sales	$304	$308
Adjusted EBITDA	93	88
Adjusted EBITDA margin	31%	29%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2021, compared with the same period in 2020.

Change in segment net sales from prior period	Three Months Ended March 31, 2021
Price	(6)%
Volume	4%
Currency	1%
Portfolio	—%
Total change in segment net sales	(1)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $4 million (or 1%) to $304 million for the three months ended March 31, 2021, compared with segment net sales of $308 million for the same period in 2020. The decrease in segment net sales for three months ended March 31, 2021 was primarily attributable to a 6% decrease in price, which was partially offset by an increase in volume of 4%. Prices declined due to our composition of product and customer mix, as well as contractual price reductions for certain refrigerants. Volumes increased due to higher global customer demand for our refrigerants as COVID-19 market recovery has increased end-market demand from our customers across several market sectors. Favorable currency movements added a 1% tailwind to the segment’s net sales during the three months ended March 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2021, segment Adjusted EBITDA increased by $5 million (or 6%) to $93 million and Adjusted EBITDA margin increased by approximately 200 basis points to 31%, compared with segment Adjusted EBITDA of $88 million and Adjusted EBITDA margin of 29% for the same period in 2020. The increase in segment Adjusted EBITDA for the three months ended March 31, 2021 was primarily attributable to the aforementioned increases in the volume of the segment’s net sales and lower variable cost of goods sold, partially offset by decrease in price of segment’s net sales, and plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net sales	$333	$292
Adjusted EBITDA	51	52
Adjusted EBITDA margin	15%	18%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2021, compared with the same period in 2020.

Change in segment net sales from prior period	Three Months Ended March 31, 2021
Price	(3)%
Volume	13%
Currency	4%
Portfolio	—%
Total change in segment net sales	14%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $41 million (or 14%) to $333 million for the three months ended March 31, 2021, compared with segment net sales of $292 million for the same period in 2020. The increase in segment net sales for the three months ended March 31, 2021 was primarily attributable to a 13% increase in volume, which was partially offset by a 3% decrease in price. Volumes increased due to higher global customer demand across nearly all products and regions. Price decreased slightly due to our composition of product and customer mix. Favorable currency movements added a 4% tailwind to the segment’s net sales during the three months ended March 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2021, segment Adjusted EBITDA decreased by $1 million (or 2%) to $51 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 15%, compared with segment Adjusted EBITDA of $52 million and Adjusted EBITDA margin of 18% for the same period in 2020. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the three months ended March 31, 2021 were primarily attributable to the aforementioned comparative decrease in price and fixed cost under absorption due to supply chain challenges related to Winter Storm Uri.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Segment net sales	$76	$92
Adjusted EBITDA	10	15
Adjusted EBITDA margin	13%	16%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three months ended March 31, 2021, compared with the same period in 2020.

Change in segment net sales from prior period	Three Months Ended March 31, 2021
Price	1%
Volume	1%
Currency	—%
Portfolio	(19)%
Total change in segment net sales	(17)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $16 million (or 17%) to $76 million for the three months ended March 31, 2021, compared with segment net sales of $92 million for the same period in 2020. The decrease in segment net sales for the three months ended March 31, 2021 was attributable to portfolio change, which drove a 19% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility. This was partially offset by an increase in net sales volumes of 1% and an increase in price of 1%. Volumes increased due to increased customer demand in our Mining Solutions business.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2021, segment Adjusted EBITDA decreased by $5 million (or 33%) to $10 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 13%, compared with segment Adjusted EBITDA of $15 million and Adjusted EBITDA margin of 16% for the same period in 2020. The decrease in segment Adjusted EBITDA was primarily attributable to lower comparative licensing income and plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri.

Corporate and Other

Corporate and Other costs increased by $19 million (or 53%) to $55 million for the three months ended March 31, 2021, compared with Corporate and Other costs of $36 million for the same period in 2020. These increases in Corporate and Other costs for the three months ended March 31, 2021 were primarily attributable to higher costs associated with legacy environmental remediation matters, higher performance-related compensation expenses, and cost reduction activities in the prior year related to COVID-19.

The Chemours Company

2021 Outlook

Our 2021 results will be driven by the following expectations in each of our reportable segments:

•	Titanium Technologies – Strong volume growth and improved pricing as we execute our Ti-PureTM Value Stabilization (“TVS”) strategy and experience improved global economic activity;
•

Thermal & Specialized Solutions – Improved customer demand for our refrigerants, including OpteonTM in mobile and stationary applications, partially offset by continued headwinds from the illegal import of legacy HFC refrigerants into the European Union (“EU”);

•	Advanced Performance Materials – Stronger demand for our polymers across diverse end-markets, driven by the global economic recovery and secular growth trends; and,
•	Chemical Solutions – Continued strong performance chemical and intermediates market demand with improved customer demand in mining solutions, driven by improved mine utilization across the Americas.

We expect that our capital expenditures will be approximately $350 million.

Our outlook for 2021 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, end-market demand may be impacted by factors beyond our control, including the ongoing COVID-19 pandemic. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2020 and otherwise as discussed in this report.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, both of which are described in further detail in “Note 13 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses.

Significant uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition caused by the COVID-19 pandemic. Regardless of size and duration, these rapidly evolving challenges have had and could continue to have an adverse impact on our operating cash flows. We anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least May 2022. If the macroeconomic situation deteriorates or the duration of the pandemic is further extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

At March 31, 2021, we had total cash and cash equivalents of $1 billion, of which $793 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the three months ended March 31, 2021, we received approximately $102 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that sufficient liquidity is available in the U.S. through at least May 2022, which includes borrowing capacity under our revolving credit facility.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•

Principal and interest obligations on long-term debt – Our principal and interest obligations on long-term debt at March 31, 2021 did not change significantly from the obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 13 – Debt” to the Interim Consolidated Financial Statements.

•

Operating and finance leases – We lease certain office space, lab space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 19 years. Our contractual obligations at March 31, 2021 for operating and finance leases did not significantly change from the obligations previously disclosed in “Note 14 – Leases” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

•

Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Our purchase obligations at March 31, 2021 did not significantly change from the purchase obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where waste generated by us was disposed. At March 31, 2020, our consolidated balance sheets include $394 million for environmental remediation liabilities, of which $83 million was classified as current. Our environmental obligations at March 31, 2021 did not significantly change from the environmental obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Pursuant to the binding Memorandum of Understanding (“MOU”) that we entered into with DuPont de Nemours, Inc. (“DuPont”), Corteva, and EID in January 2021, which is further discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. Qualified Spend is further described in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements and is defined in the MOU. The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU.

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, which is further discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, we shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, we shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, we will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by us into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash on our consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125 million. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200 million. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on our consolidated statement of cash flows at that point in time.

The Chemours Company

•

Settlement of PFOA MDL litigation – In January 2021, we and EID entered into settlement agreements with counsel representing the MDL plaintiffs, providing for a settlement of all but one of the 96 filed and pending cases in the MDL, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs will be resolved for approximately $83 million. During the first quarter of 2021 we made payments of $7 million associated with the Second MDL Settlement. At March 31, 2021, $22 million was accrued associated with this matter, which was subsequently paid in April of 2021. For further details related to this matter, refer to “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

•

Purchases of property, plant, and equipment – Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the three months ended March 31, 2021 and 2020, our purchases of property, plant, and equipment amounted to $60 million and $106 million, respectively. Our expectations for capital expenditures for the year ending December 31, 2021, did not significantly change from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least May 2022. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on April 29, 2021, we announced our quarterly cash dividend of $0.25 per share for the second quarter of 2021. Under our 2018 Share Repurchase Program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $428 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$39	$44
Cash used for investing activities	(77)	(112)
Cash used for financing activities	(42)	(155)

Operating Activities

We generated $39 million and $44 million in cash flows from our operating activities during the three months ended March 31, 2021 and 2020, respectively. The decrease in our operating cash inflows was primarily attributable to an increase in our accounts receivable, driven by higher net sales, build of inventories, and $125 million of accounts receivables sold to the bank during the three months ended March 31, 2020. The $125 million of receivables were pursuant to the Amended Purchase Agreement, dated March 9, 2020, under our Securitization Facility. For further information refer to “Note 13 – Debt” to the Interim Consolidated Financial Statements. This increase was offset substantially by an increase in our accounts payable balance.

Investing Activities

We used $77 million and $112 million in cash flows for our investing activities during the three months ended March 31, 2021 and 2020, respectively. Our investing cash outflows for the three months ended March 31, 2021 was primarily attributable to purchases of property, plant, and equipment amounting to $60 million, inclusive of the $22 million of assets acquired in exchange for the termination of our contract with the third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico. Our investing cash outflows for the three months ended March 31, 2020 was primarily attributable to purchases of property, plant, and equipment amounting to $106 million, respectively.

Financing Activities

We used $42 million in cash flows for our financing activities during the three months ended March 31, 2021. Our financing cash outflows for the three months ended March 31, 2021 were primarily attributable to our capital allocation activities, resulting in $41 million returned to our shareholders in the form of cash dividends paid.

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

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$1,008	$1,105
Accounts and notes receivable, net	723	511
Inventories	988	939
Prepaid expenses and other	67	78
Total current assets	$2,786	$2,633

Our accounts and notes receivable, net increased by $212 million (or 41%) to $723 million at March 31, 2021, compared with accounts and notes receivable, net of $511 million at December 31, 2020. These increase in our accounts and notes receivable, net at March 31, 2021 was primarily attributable to higher net sales and the timing of payments from our customers.

Our inventories increased by $49 million (or 5%) to $988 million at March 31, 2021, compared with inventories of $939 million at December 31, 2020. The increase in our inventories at March 31, 2021 was primarily attributable to an increase in our raw materials inventories, which was due to ramp-up in production and higher raw material costs in our Titanium Technologies segment.

Our prepaid expenses and other assets decreased by $11 million (or 14%) to $67 million at March 31, 2021, compared with prepaid expenses and other assets of $78 million at December 31, 2020. The decrease in our prepaid expenses and other assets at March 31, 2021 was primarily attributable to a decrease in prepaid income tax balances.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020
Accounts payable	$976	$844
Short-term and current maturities of long-term debt	23	21
Other accrued liabilities	502	577
Total current liabilities	$1,501	$1,442

Our accounts payable increased by $132 million (or 16%) to $976 million at March 31, 2021, compared with accounts payable of $844 million at December 31, 2020. The increase in our accounts payable at March 31, 2021 was primarily attributable to higher raw materials inventories purchases in connection with higher sales volumes and the timing of payments to our vendors.

Our short-term and current maturities of long-term debt were largely unchanged at $23 million and $21 million at December 31, 2020, respectively.

Our other accrued liabilities decreased by $75 million (or 13%) to $502 million at March 31, 2021, compared with other accrued liabilities of $577 million at December 31, 2020. The decrease in our other accrued liabilities at March 31, 2021 was primarily attributable to payment of customer rebates during the first quarter of 2021, a decrease in certain employee-related costs, and a decrease in accrued current environmental remediation. These decreases were partially offset by an increase in interest accrued as driven by our senior unsecured notes.

Credit Facilities and Notes

See “Note 13 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our credit facilities and notes.

The Chemours Company

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 7.000% senior unsecured notes due May 2025, the 4.000% senior unsecured notes due May 2026, which are denominated in euros, the 5.375% senior unsecured notes due May 2027, and the 5.750% senior unsecured notes due November 2028 (collectively, the “Notes”). Each series of the Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the same group of subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain exceptions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as the other U.S.-based operating subsidiaries as set forth in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Three Months Ended March 31, 2021
Net sales	$930
Gross profit	101
Loss before income taxes	(27)
Net loss	(17)
Net loss attributable to Chemours	(17)

(Dollars in millions)	March 31, 2021	December 31, 2020
Assets
Current assets (1,2,3)	$1,228	$1,057
Long-term assets (4)	3,936	4,288

Liabilities
Current liabilities (2)	$1,138	$1,298
Long-term liabilities	4,685	4,703
(1)	Current assets includes $215 million and $283 million of cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
(2)

Current assets includes $468 million and $236 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2021 and December 31, 2020, respectively. Current liabilities includes $213 million and $388 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2021 and December 31, 2020, respectively.

(3)

As of March 31, 2021 and December 31, 2020, $110 million and $33 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $891 million and $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at March 31, 2021 and December 31, 2020.

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

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2021 and December 31, 2020, the total amounts outstanding under these programs were $190 million and $160 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

The Chemours Company

Off-Balance Sheet Arrangements

In March 2020, through a wholly-owned special purpose entity, we entered into the Amended Purchase Agreement, which amends and restates, in its entirety, the Original Purchase Agreement under our Securitization Facility. In March of 2021, through a wholly-owned special purpose entity we entered into the First Amendment, which among other things, extends the term of the Amended Purchase Agreement and increases the facility limit to $150 million.

See “Note 13 – Debt” to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

Historically, we have not made significant payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to these critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Environmental Remediation

In large part, because of past operations, operations of predecessor companies, or past disposal practices, we, like many other similar companies, have clean-up responsibilities and associated remediation costs, and are subject to claims by other parties, including claims for matters that are liabilities of EID and its subsidiaries that we may be required to indemnify pursuant to the Separation-related agreements executed prior to our separation from EID on July 1, 2015 (the “Separation”).

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At March 31, 2021 and December 31, 2020, our consolidated balance sheets include environmental remediation liabilities of $394 million and $390 million, respectively, relating to these matters, which, as discussed in further detail below, include $191 million and $194 million, respectively, for our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”).

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $570 million above the amount accrued at March 31, 2021. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2021 and December 31, 2020, the following table sets forth the sites that are the most significant.

(Dollars in millions)	March 31, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey	$27	$20
East Chicago, Indiana	11	11
Fayetteville Works, Fayetteville, North Carolina	191	194
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	12	12
All other sites	112	111
Total environmental remediation	$394	$390

The five sites listed above represent 72% of our total accrued environmental remediation liabilities at March 31, 2021 and December 31, 2020. For these five sites, we expect to spend, in the aggregate, $141 million over the next three years. For all other sites, we expect to spend $73 million over the next three years.

Chambers Works, Deepwater, New Jersey

The Chambers Works complex is located on the eastern shore of the Delaware River in Deepwater, Salem County, New Jersey. The site comprises the former Carneys Point Works in the northern area and the Chambers Works manufacturing area in the southern area. Site operations began in 1892 when the former Carneys Point smokeless gunpowder plant was constructed at the northern end of Carneys Point. Site operations began in the manufacturing area around 1914 and included the manufacture of dyes, aromatics, elastomers, chlorofluorocarbons, and tetraethyl lead. We continue to manufacture a variety of fluoropolymers and finished products at Chambers Works. In addition, two tenants operate processes at Chambers Works. As a result of over 100 years of continuous industrial activity, site soils and groundwater have been impacted by chemical releases.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. In the first quarter of 2021, in connection with ongoing discussions with EPA and NJDEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, we recorded adjustments of $7 related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $11 million remained as of March 31, 2021. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the Company manufactures fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and fluoropolymer processing aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, Nafion® membranes, and the related polymer processing aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

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

As discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding Fayetteville and resolved litigations filed by the NC DEQ and CFRW. In connection with the CO, a thermal oxidizer became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

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

As of March 31, 2021, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $138 million and $53 million related to the estimated cost of on-site and off-site remediation, respectively. For the three months ended March 31, 2021, we accrued an additional $12 million, of which $5 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. Specific to our on-site remediation at Fayetteville, we accrued $7 million during the three months ended March 31, 2021.

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

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, the EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and EID entering into an agreement in 2014 with the EPA and the State of Indiana to reimburse the EPA’s costs to implement clean-up in Zone 1 and Zone 3. More recently, in March 2017, we and three other parties – Atlantic Richfield, EID, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse the EPA’s costs to clean-up a portion of Zone 2. In March 2018, the EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, EID, U.S. Metals, and USS Lead Muller Group, and these parties entered into an interim allocation agreement to perform that work. As of the end of 2019, the required work in Zone 3 has been completed, and Zone 2 was nearly complete by the end of 2020. The determination of a final allocation for Zone 2 and/or the other Zones is ongoing, and additional PRPs may be identified.

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

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. Further discussion related to these matters is included in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

The Chemours Company

Climate Change

In 2018, we issued our inaugural Corporate Responsibility Commitment Report, which expresses our Corporate Responsibility Commitment – an extension of our growth strategy – through 10 ambitious goals targeted for completion by 2030. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050.  Built on the principles of inspired people, shared planet, and an evolved portfolio, our shared planet principle underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our shared planet 2030 goals are comprised of the following:

•Reduce absolute operations Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions by 60%;

•Reduce air and water process emissions of fluorinated organic chemicals by 99% or more; and,

•Reduce our landfill volume intensity by 70%.

These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we continue to enhance emission control technologies at our manufacturing sites, drive energy efficiency improvements across our operations, and pursue opportunities to power our operations with low carbon or renewable energy sources. We invest in research and development in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce both their GHG emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Consistent with our Corporate Responsibility Commitment, we believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, and our communities. Climate change matters for our company are likely to be driven by changes in physical climate parameters, regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and offerings, and are well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

As an energy and emissions intensive company, our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges in a global marketplace. Furthermore, the recent change in the U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

PFOA

See our discussion under the heading “PFOA” in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

PFAS

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

Delaware Chancery Court Lawsuit

In May 2019, we filed a lawsuit in Delaware Chancery Court (“Chancery Court”) against Dupont, Corteva, and EID concerning EID’s contention that it is entitled to unlimited indemnity from us for specified liabilities that EID assigned to us in the spin-off. The lawsuit requested a declaratory judgement limiting EID’s indemnification rights against us and the transfer of liabilities to us to the actual “high-end (maximum) realistic exposures” it stated in connection with the spin-off, or, in the alternative, requiring the return of the approximate $4.0 billion dividend EID extracted from us in connection with the spin-off. In March 2020, the Chancery Court granted EID’s Motion to Dismiss, placing the matter in non-public binding arbitration. The dismissal was affirmed by the Delaware Supreme Court. In January 2021, the parties entered into a binding MOU, addressing the allegations in the lawsuit and arbitration. Pursuant to the MOU, the parties have agreed to dismiss the arbitration. Many of the potential litigation liabilities discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements are included in the MOU.

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

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, ROIC, and Net Leverage Ratio should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Net income attributable to Chemours	$96	$100
Non-operating pension and other post-retirement employee benefit income	(1)	—
Exchange losses, net	8	24
Restructuring, asset-related, and other charges (1)	(5)	11
Natural disasters and catastrophic events (2)	16	—
Transaction costs	4	2
Legal and environmental charges (3,4)	13	10
Adjustments made to income taxes (5)	—	(19)
Benefit from income taxes relating to reconciling items (6)	(11)	(10)
Adjusted Net Income	120	118
Interest expense, net	49	54
Depreciation and amortization	83	79
All remaining provision for income taxes	16	6
Adjusted EBITDA	$268	$257

Weighted-average number of common shares outstanding - basic	165,652,778	164,247,449
Dilutive effect of our employee compensation plans	3,397,544	1,010,542
Weighted-average number of common shares outstanding - diluted	169,050,322	165,257,991

Per share data
Basic earnings per share of common stock	$0.58	$0.61
Diluted earnings per share of common stock	0.57	0.61
Adjusted basic earnings per share of common stock	0.72	0.72
Adjusted diluted earnings per share of common stock	0.71	0.71
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(4)

In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The three months ended March 31, 2020 includes $8 million in additional charges related to the approved final Consent Order associated with certain matters at Fayetteville. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(5)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, certain return-to-accrual adjustments, valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(6)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$39	$44
Less: Purchases of property, plant, and equipment (1)	(60)	(106)
Free Cash Flows	$(21)	$(62)
(1)

The three months ended March 31, 2021 includes $22 million related to construction-in-progress assets acquired in exchange for the termination of a contract with a third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve months Ended March 31,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$890	$1,015
Less: Depreciation and amortization (1)	(324)	(313)
Adjusted EBIT	$566	$702

	As of March 31,
(Dollars in millions)	2021	2020
Total debt	$3,993	$4,034
Total equity	852	661
Less: Cash and cash equivalents	(1,008)	(714)
Invested capital, net	$3,837	$3,981
Average invested capital (2)	$3,880	$4,140

Return on Invested Capital	15%	17%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of March 31,
(Dollars in millions)	2021	2020
Total debt principal	$4,027	$4,069
Less: Cash and cash equivalents	(1,008)	(714)
Total debt principal, net	$3,019	$3,355

	Twelve months Ended March 31,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$890	$1,015

Net Leverage Ratio	3.4	3.3
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.

The Chemours Company

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in foreign currency exchange rates because of our global operations. As a result, we have assets, liabilities, and cash flows denominated in a variety of foreign currencies. We also have variable rate indebtedness, which subjects us to interest rate risk. Additionally, we are also exposed to changes in the prices of certain commodities that we use in production. Changes in these rates and commodity prices, which may be further exacerbated by the impacts of COVID-19 and the associated volatility in the broader financial markets, may have an impact on our future cash flows and earnings. We manage these risks through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2021, we had 22 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $577 million, the fair value of which amounted to less than $1 million. At December 31, 2020, we had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 million, the fair value of which amounted to $3 million. We recognized net losses of $20 million and $6 million for the three months ended March 31, 2021 and 2020, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2021, we had 156 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $122 million, the fair value of which amounted to $2 million. At December 31, 2020, we had 144 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101 million, the fair value of which amounted to negative $4 million. We recognized pre-tax gains of $4 million and $2 million for the three months ended March 31, 2021 and 2020, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2021 and 2020, $2 million of loss and $2 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $37 million and $10 million for the three months ended March 31, 2021 and 2020, respectively, on our net investment hedge within accumulated other comprehensive loss.

Interest Rate Risk

We enter into interest rate swaps under our cash flow hedge program, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At March 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $2 million. At December 31, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of $1 million for the three months ended March 31, 2021 within accumulated other comprehensive loss. For the three months ended March 31, 2021, less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

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

As of March 31, 2021, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. Information regarding certain of these matters is set forth below and in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. We have excluded matters that we expect to result in sanctions of less than $1 million, if any.

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these and other litigation matters is included in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

Actions related to our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, other than those by the State of North Carolina, are shown below.

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

The Chemours Company

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to the EPA in March 2019, asserting that we have not violated environmental laws. We also received an NOV in April 2020 from the North Carolina Department of Environmental Quality (“NC DEQ”), alleging an air permit violation under the North Carolina Administrative Code. At this time, management does not believe that a loss is probable related to the matters in these NOVs. Further discussion related to these matters is included in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (“2018 Share Repurchase Program”). On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased on the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and was originally scheduled to continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. On December 8, 2020, our board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

As of March 31, 2021, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,245,999 shares of our issued and outstanding common stock, which amounted to $572 million at an average share price of $37.52 per share. There were no share repurchases under the 2018 Share Repurchase Program for the three months ended March 31, 2021. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at March 31, 2021 was $428 million.

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

3.2	Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.1	Separation Agreement and Release between E. Bryan Snell and the Company
22	List of Guarantor Subsidiaries.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 4, 2021

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)