Form 10-Q
period 2021-06-30
Chemours Co
filed 2021-07-30
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 165,163,689 shares of common stock, $0.01 par value, outstanding at July 26, 2021.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,655	$1,093	$3,091	$2,398
Cost of goods sold	1,391	894	2,530	1,901
Gross profit	264	199	561	497
Selling, general, and administrative expense	172	110	310	235
Research and development expense	27	20	51	44
Restructuring, asset-related, and other charges	5	17	—	28
Total other operating expenses	204	147	361	307
Equity in earnings of affiliates	10	7	20	14
Interest expense, net	(47)	(53)	(97)	(107)
Other income (expense), net	21	14	21	(1)
Income before income taxes	44	20	144	96
Benefit from income taxes	(22)	(4)	(17)	(28)
Net income	66	24	161	124
Net income attributable to Chemours	$66	$24	$161	$124
Per share data
Basic earnings per share of common stock	$0.40	$0.15	$0.97	$0.75
Diluted earnings per share of common stock	0.39	0.15	0.95	0.75

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$66			$24
Other comprehensive income (loss):
Hedging activities:
Unrealized loss on net investment hedge	$(13)	$3	(10)	$(18)	$4	(14)
Unrealized loss on cash flow hedge	(1)	—	(1)	(4)	1	(3)
Reclassifications to net income - cash flow hedge	2	—	2	(2)	—	(2)
Hedging activities, net	(12)	3	(9)	(24)	5	(19)
Cumulative translation adjustment	36	—	36	39	—	39
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	(2)	—	(2)	(2)	—	(2)
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	2	(1)	1
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Defined benefit plans, net	$(1)	$—	(1)	$(1)	$(1)	(2)
Other comprehensive income			26			18
Comprehensive income			92			42
Comprehensive income attributable to Chemours			$92			$42

	Six Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$161			$124
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$24	$(6)	18	$(8)	$2	(6)
Unrealized gain (loss) on cash flow hedge	3	(1)	2	(2)	1	(1)
Reclassifications to net income - cash flow hedge	4	(1)	3	(3)	—	(3)
Hedging activities, net	31	(8)	23	(13)	3	(10)
Cumulative translation adjustment	(34)	—	(34)	(78)	—	(78)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	2	—	2	(1)	—	(1)
Reclassifications to net income:
Amortization of actuarial loss	4	(1)	3	4	—	4
Amortization of prior service gain	(2)	—	(2)	(1)	—	(1)
Defined benefit plans, net	$4	$(1)	3	$2	$—	2
Other comprehensive loss			(8)			(86)
Comprehensive income			153			38
Comprehensive income attributable to Chemours			$153			$38

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,139	$1,105
Accounts and notes receivable, net	802	511
Inventories	1,046	939
Prepaid expenses and other	60	78
Total current assets	3,047	2,633
Property, plant, and equipment	9,668	9,582
Less: Accumulated depreciation	(6,220)	(6,108)
Property, plant, and equipment, net	3,448	3,474
Operating lease right-of-use assets	230	236
Goodwill, net	153	153
Other intangible assets, net	9	14
Investments in affiliates	178	167
Other assets	414	405
Total assets	$7,479	$7,082
Liabilities
Current liabilities:
Accounts payable	$1,061	$844
Compensation and other employee-related cost	113	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	154	95
Other accrued liabilities	321	375
Total current liabilities	1,674	1,442
Long-term debt, net	3,964	4,005
Operating lease liabilities	188	194
Long-term environmental remediation	402	295
Deferred income taxes	55	36
Other liabilities	296	295
Total liabilities	6,579	6,267
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 191,115,609 shares issued and 165,373,101 shares outstanding at June 30, 2021; 190,239,883 shares issued and 164,920,648 shares outstanding at December 31, 2020)	2	2
Treasury stock, at cost (25,742,508 shares at June 30, 2021; 25,319,235 and December 31, 2020)	(1,087)	(1,072)
Additional paid-in capital	920	890
Retained earnings	1,381	1,303
Accumulated other comprehensive loss	(318)	(310)
Total Chemours stockholders’ equity	898	813
Non-controlling interests	2	2
Total equity	900	815
Total liabilities and equity	$7,479	$7,082

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2020	189,537,718	$2	25,319,235	$(1,072)	$870	$1,308	$(453)	$6	$661
Common stock issued - compensation plans	8,872	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	5,000	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1	—	—	—	1
Net income	—	—	—	—	—	24	—	—	24
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	18	—	18
Balance at June 30, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659

Balance at April 1, 2021	190,783,383	$2	25,319,235	$(1,072)	$907	$1,357	$(344)	$2	$852
Common stock issued - compensation plans	8,140	—	—	—	—	—	—	—	—
Exercise of stock options, net	324,086	—	—	—	5	—	—	—	5
Purchases of treasury stock, at cost	—	—	423,273	(15)	—	—	—	—	(15)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	66	—	—	66
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	26	—	26
Balance at June 30, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	219,629	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	438,483	—	—	—	5	—	—	—	5
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	124	—	—	124
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(82)	—	—	(82)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	(86)	—	(86)
Balance at June 30, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659

Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	154,312	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	721,414	—	—	—	11	—	—	—	11
Purchases of treasury stock, at cost	—	—	423,273	(15)	—	—	—	—	(15)
Stock-based compensation expense	—	—	—	—	20	—	—	—	20
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	161	—	—	161
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(82)	—	—	(82)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Balance at June 30, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$161	$124
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	163	160
Gain on sales of assets and businesses	(2)	—
Equity in earnings of affiliates, net	(19)	(11)
Amortization of debt issuance costs and issue discounts	4	5
Deferred tax benefit	(39)	(70)
Asset-related charges	—	11
Stock-based compensation expense	20	9
Net periodic pension cost	3	6
Defined benefit plan contributions	(8)	(14)
Other operating charges and credits, net	24	(3)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(288)	128
Inventories and other operating assets	(60)	33
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	336	(223)
Cash provided by operating activities	295	155
Cash flows from investing activities
Purchases of property, plant, and equipment	(127)	(167)
Foreign exchange contract settlements, net	(7)	4
Cash used for investing activities	(134)	(163)
Cash flows from financing activities
Proceeds from accounts receivable securitization facility	—	12
Proceeds from revolving loan	—	300
Debt repayments	(27)	(134)
Payments on finance leases	(5)	(3)
Purchases of treasury stock, at cost	(13)	—
Proceeds from exercised stock options, net	11	5
Payments related to tax withholdings on vested stock awards	(2)	(2)
Payments of dividends to the Company's common shareholders	(82)	(82)
Distributions to non-controlling interest shareholders	—	(4)
Cash (used for) provided by financing activities	(118)	92
Effect of exchange rate changes on cash and cash equivalents	(9)	4
Increase in cash and cash equivalents	34	88
Cash and cash equivalents at January 1,	1,105	943
Cash and cash equivalents at June 30,	$1,139	$1,031

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$43	$25
Treasury Stock repurchased, not settled	2	—

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

Change in Segment Reporting

During the fourth quarter of 2020, the Company changed the level of detail at which its Chief Operating Decision Maker (“CODM”) regularly reviews and manages certain of its businesses, resulting in the bifurcation of its former Fluoroproducts segment into two standalone reportable segments: Thermal & Specialized Solutions (formerly Fluorochemicals) and Advanced Performance Materials (formerly Fluoropolymers). The Company now manages and reports its operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. This change allows Chemours to enhance its customer focus and better align its business models, resources, and cost structure to the specific current and future secular growth drivers of each business, while providing increased transparency to the Company’s shareholders. The historical segment information has been recast to conform to the current segment structure.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales by geographic region (1)
North America:
Titanium Technologies	$250	$176	$456	$369
Thermal & Specialized Solutions	168	117	315	263
Advanced Performance Materials	130	112	240	230
Chemical Solutions	50	51	83	106
Total North America	598	456	1,094	968
Asia Pacific:
Titanium Technologies	269	161	515	354
Thermal & Specialized Solutions	49	32	86	61
Advanced Performance Materials	150	121	290	225
Chemical Solutions	6	5	12	13
Total Asia Pacific	474	319	903	653
Europe, the Middle East, and Africa:
Titanium Technologies	223	99	398	247
Thermal & Specialized Solutions	89	61	176	160
Advanced Performance Materials	67	50	135	110
Chemical Solutions	5	6	9	11
Total Europe, the Middle East, and Africa	384	216	718	528
Latin America (2):
Titanium Technologies	117	52	214	130
Thermal & Specialized Solutions	34	21	66	55
Advanced Performance Materials	15	9	30	19
Chemical Solutions	33	20	66	45
Total Latin America	199	102	376	249
Total net sales	$1,655	$1,093	$3,091	$2,398

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$859	$488	$1,583	$1,100
Thermal & Specialized Solutions:
Refrigerants	271	188	512	440
Foam, propellants, and other	69	43	131	99
Advanced Performance Materials:
Fluoropolymers and advanced materials	362	292	695	584
Chemical Solutions:
Mining solutions	69	47	122	98
Performance chemicals and intermediates	25	35	48	77
Total net sales	$1,655	$1,093	$3,091	$2,398
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$730	$449
Deferred revenue	8	12
Customer rebates	53	69
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $6 and $7 at June 30, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2021 were not significant. For the three and six months ended June 30, 2021, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of June 30, 2021 or December 31, 2020.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2021, Chemours had $78 of remaining performance obligations. The Company expects to recognize approximately 21% of its remaining performance obligations as revenue in 2021, approximately an additional 21% as revenue in 2022, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2021 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring and other charges:
Employee separation charges	$(1)	$6	$(2)	$14
Decommissioning and other charges	6	1	2	3
Total restructuring and other charges	5	7	—	17
Asset-related charges	—	10	—	11
Total restructuring, asset-related, and other charges	$5	$17	$—	$28

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring charges:
Plant and product line closures:
Chemical Solutions	$4	$3	$8	$4
Corporate and Other	—	—	—	1
Total plant and product line closures	4	3	8	5
2017 Restructuring Program:
Corporate and Other	—	(1)	—	(1)
Total 2017 Restructuring Program	—	(1)	—	(1)
2019 Restructuring Program:
Thermal & Specialized Solutions	—	1	—	1
Advanced Performance Materials	—	2	—	2
Total 2019 Restructuring Program	—	3	—	3
2020 Restructuring Program:
Titanium Technologies	—	—	—	2
Thermal & Specialized Solutions	—	—	—	1
Advanced Performance Materials	(1)	—	(1)	2
Chemical Solutions	—	1	—	1
Corporate and Other	—	1	—	4
Total 2020 Restructuring Program	(1)	2	(1)	10
Total restructuring charges	3	7	7	17
Asset-related charges:
Chemical Solutions	—	6	—	7
Corporate and Other	—	4	—	4
Total asset-related charges	—	10	—	11
Other charges:
Chemical Solutions	2	—	(7)	—
Total other charges	2	—	(7)	—
Total restructuring, asset-related, and other charges	$5	$17	$—	$28

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Charges

In connection with the construction work at the Mining Solutions facility in Gomez Palacio, Durango, Mexico, the Company had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to probable contract termination fees, as well as immediate recognition of $11 of other related prepaid costs, for a total of $37 in Other Charges. During the first quarter of 2021, the Company and the third-party services provider reached an agreement to terminate the contractual relationship resulting in a payment of $26 for the aforementioned contract termination fees and, in exchange, the Company received title to approximately $22 of assets classified as construction-in-process, of which only approximately $9 are expected to be used by the Company when construction resumes. Accordingly, approximately $13 was recognized in impairment charges in the first quarter of 2021, offset by $22 of the liability recorded in the fourth quarter of 2020 being reversed in the first quarter of 2021, resulting in a net $9 gain in Other Charges. Additionally, during the second quarter of 2021, the Company incurred $2 of freight charges associated with transportation of the impaired assets.

Plant and Product Line Closures and Asset-related Charges

Chemical Solutions

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional decommissioning and dismantling-related charges of $1 for the six months ended June 30, 2021, and $1 and $2 for the three and six months ended June 30, 2020, respectively. The Company expects to incur and spend approximately $2 related to additional restructuring charges for similar activities by the end of 2022, all of which relate to Chemical Solutions. As of June 30, 2021, the Company has incurred, in the aggregate, $41 in restructuring charges related to these activities, excluding asset-related charges.

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business was not core to the Company’s future strategy, and production was ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, during the three and six months ended June 30, 2020, the Company recorded asset-related charges of $10 and employee separation-related liabilities of $2. Furthermore, the Company recorded decommissioning and dismantling-related charges of $4 and $8 for the three and six months ended June 30, 2021, respectively. At June 30, 2021 and December 31, 2020 $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021. The Company expects to incur approximately $5 in additional restructuring charges related to decommissioning, dismantling, and other costs in connection with the exit of its Pascagoula site by the end of 2021, all of which relate to Chemical Solutions. The future net cash outflows associated with these exit costs are not expected to be material.

Corporate and Other

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from EID and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $1 for the six months ended June 30, 2020. As of June 30, 2021, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities. The Company does not currently expect to incur additional charges related to these activities at its Chambers Works site through the end of 2021, and any remaining future charges and cash outflows associated with these activities are not expected to be material.

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

The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at June 30, 2021. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. As of June 30, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25, the majority of which was incurred in the third and fourth quarters of 2019. The Company believes that it has completed incurring severance costs for this program. At June 30, 2021 and December 31, 2020, $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021.

2020 Restructuring Program

In the first quarter of 2020, management initiated the first phase of a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. A second phase of this program was initiated in the third quarter of 2020. As of June 30, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $12 and the Company has substantially completed all actions related to this program.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2021.

	Chemical Solutions Site Closures	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2020	$2	$2	$3	$7
Charges (credits) to income	(1)	—	(1)	(2)
Payments	—	(1)	(2)	(3)
Balance at June 30, 2021	$1	$1	$—	$2

At June 30, 2021, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing, contract services, and miscellaneous income	$10	$3	$12	$9
Royalty income (1)	4	4	7	8
Gain on sales of assets and businesses	2	—	2	—
Exchange gains (losses), net (2)	3	6	(5)	(19)
Non-operating pension and other post-retirement employee benefit income (3)	2	1	5	1
Total other income (expense), net	$21	$14	$21	$(1)
(1)	Royalty income for the periods ended June 30, 2021 and 2020 is primarily from technology licensing.
(2)	Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators for the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Chemours	$66	$24	$161	$124
Denominator:
Weighted-average number of common shares outstanding - basic	166,168,550	164,648,103	165,912,089	164,448,226
Dilutive effect of the Company’s employee compensation plans	3,989,453	765,838	3,693,498	888,190
Weighted-average number of common shares outstanding - diluted	170,158,003	165,413,941	169,605,587	165,336,416

Basic earnings per share of common stock	$0.40	$0.15	$0.97	$0.75
Diluted earnings per share of common stock	0.39	0.15	0.95	0.75

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average number of stock options	1,494,624	7,088,463	1,502,192	6,072,203

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$730	$449
VAT, GST, and other taxes (2)	63	49
Other receivables (3)	9	13
Total accounts and notes receivable, net	$802	$511
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $6 and $7 at June 30, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances, and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $1 for the three and six months ended June 30, 2021, and less than $1 for the three and six months ended June 30, 2020.

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Finished products	$607	$579
Semi-finished products	173	180
Raw materials, stores, and supplies	510	433
Inventories before LIFO adjustment	1,290	1,192
Less: Adjustment of inventories to LIFO basis	(244)	(253)
Total inventories	$1,046	$939

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $563 and $585 (or 44% and 49%, respectively) of inventories before the LIFO adjustments at June 30, 2021 and December 31, 2020, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Equipment	$7,889	$7,816
Buildings	1,204	1,198
Construction-in-progress	428	421
Land	111	111
Mineral rights	36	36
Property, plant, and equipment	9,668	9,582
Less: Accumulated depreciation	(6,220)	(6,108)
Total property, plant, and equipment, net	$3,448	$3,474

Property, plant, and equipment, net included gross assets under finance leases of $102 and $86 at June 30, 2021 and December 31, 2020, respectively.

Depreciation expense amounted to $78 and $158 for the three and six months ended June 30, 2021, respectively, and $80 and $157 for the three and six months ended June 30, 2020, respectively.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $40 and $74 for the three and six months ended June 30, 2021, respectively, and $25 and $47 for the three and six months ended June 30, 2020, respectively. Purchases from the Company’s equity method investees amounted to $51 and $86 for the three and six months ended June 30, 2021, respectively, and $34 and $69 for the three and six months ended June 30, 2020, respectively. The Company also received less than $1 and $1 in dividends from its equity method investees for the three and six months ended June 30, 2021, and less than $1 and $4 for the three and six months ended June 30, 2020, respectively.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Capitalized repair and maintenance costs	$158	$198
Pension assets (1)	83	79
Deferred income taxes	145	95
Miscellaneous	28	33
Total other assets	$414	$405
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Employee separation costs (1)	$2	$7
Accrued litigation (2)	33	37
Asset retirement obligations (3)	11	13
Income taxes	60	64
Customer rebates	53	69
Deferred revenue	3	7
Accrued interest	20	18
Operating lease liabilities	57	57
Miscellaneous (4)	82	103
Total other accrued liabilities	$321	$375
(1)

Represents the current portion of accrued employee separation costs related to the Company’s restructuring activities, which are discussed further in “Note 4 – Restructuring, Asset-related, and Other Charges”.

(2)	Represents the current portion of accrued litigation, which is discussed further in “Note 15 – Commitments and Contingent Liabilities”.
(3)	Represents the current portion of asset retirement obligations, which are discussed further in “Note 14 – Other Liabilities”.
(4)	Miscellaneous primarily includes accrued utility expenses, property taxes, an accrued indemnification liability and other miscellaneous expenses.

Note 13. Debt

The following table sets forth the components of the Company’s debt at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$851	$875
Tranche B-2 euro term loan due April 2025 (€339 at June 30, 2021 and €340 at December 31, 2020)	404	417
Senior unsecured notes:
7.000% due May 2025	750	750
4.000% due May 2026 (€450 at June 30, 2021 and December 31, 2020)	537	551
5.375% due May 2027	500	500
5.750% due November 2028	800	800
Finance lease liabilities	85	74
Financing obligation (1)	93	94
Total debt principal	4,020	4,061
Less: Unamortized issue discounts	(6)	(7)
Less: Unamortized debt issuance costs	(25)	(28)
Less: Short-term and current maturities of long-term debt	(25)	(21)
Total long-term debt, net	$3,964	$4,005

(1)

At June 30, 2021 and December 31, 2020, financing obligation includes $93 and $94, respectively, in connection with the financed portion of the Company’s research and development facility on the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). No borrowings were outstanding under the Revolving Credit Facility at June 30, 2021 and December 31, 2020. The Company made term loan payments of $3 and $7 for the three and six months ended June 30, 2021, respectively, and $3 and $6 for the three and six months ended June 30, 2020, respectively. During the second quarter 2021, the Company repurchased through open market transactions an aggregate principal amount of $20 of its senior secured term loans for $20 in cash. In July 2021, the Company repurchased additional term loan principal amounting to $4. Chemours also had $111 and $102 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the effective interest rates on the class of term loans denominated in U.S. dollars and the class of term loans denominated in euros were 1.9% and 2.5%, respectively. Also, at June 30, 2021, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

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

On March 5, 2021, the Company, through the SPE, entered into an amendment (the “First Amendment”) to its Amended Purchase Agreement (the “Amended Purchase Agreement”) to, among other things, extend the term of the Amended Purchase Agreement (as amended by the First Amendment), such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2023 or another event that constitutes a “Termination Date” under the Amended Purchase Agreement (as amended by the First Amendment). The First Amendment also increases the facility limit under the arrangement from $125 to $150. As of June 30, 2021, the Securitization Facility is fully utilized.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2021, the Company received $345 and $616 of cash collections on receivables sold under the Securitization Facility, respectively, following which it sold and derecognized $370 and $641 of incremental accounts receivable, respectively. During the three and six months ended June 30, 2020, the Company received $298 and $358, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $295 and $355, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $123 and $33 at June 30, 2021 and December 31, 2020, respectively. The Company incurred $1 of servicing and other fees associated with the Securitization Facility during the three and six months ended June 30, 2021, and, less than $1 and $1 during the three and six months ended June 30, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2021	$7
2022	13
2023	13
2024	13
2025	1,959
Thereafter	1,837
Total principal maturities on debt	$3,842

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$851	$845	$875	$862
Tranche B-2 euro term loan due April 2025 (€339 at June 30, 2021 and €340 at December 31, 2020)	404	403	417	413
Senior unsecured notes:
7.000% due May 2025	750	775	750	774
4.000% due May 2026 (€450 at June 30, 2021 and December 31, 2020)	537	552	551	551
5.375% due May 2027	500	543	500	536
5.750% due November 2028	800	857	800	821
Total senior debt	3,842	$3,975	3,893	$3,957
Less: Unamortized issue discounts	(6)		(7)
Less: Unamortized debt issuance costs	(25)		(28)
Total senior debt, net	$3,811		$3,858

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Employee-related costs (1)	$105	$108
Accrued litigation (2)	52	51
Asset retirement obligations (3)	63	63
Deferred revenue	5	5
Miscellaneous (4)	71	68
Total other liabilities	$296	$295
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portion of accrued litigation, which is discussed further in “Note 15 – Commitments and Contingent Liabilities”.
(3)

Represents the long-term portion of asset retirement obligations, which totaled $74 and $76 when combined with the current portion at June 30, 2021 and December 31, 2020, respectively, as disclosed in “Note 12 – Other Accrued Liabilities”. For the six months ended June 30, 2021, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense are not material.

(4)	Miscellaneous primarily includes an accrued indemnification liability of $33 and $37 at June 30, 2021 and December 31, 2020, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable. The three and six months ended June 30, 2021 Qualified Spend is estimated at approximately $30 and $43, respectively, of which half would be subject to recovery from DuPont and Corteva. In July, the Company invoiced DuPont and Corteva for the first quarter Qualified Spend.

After the term of this arrangement, Chemours’ indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU. Pursuant to the terms of the MOU, the parties have agreed to release certain claims regarding Chemours’ Delaware lawsuit and confidential arbitration (concerning the indemnification of specified liabilities that EID assigned to Chemours in its spin-off), including that Chemours has released any claim set forth in the complaint filed in the Delaware lawsuit, any other similar claims arising out of or resulting from the facts recited by Chemours in the complaint or the process and manner in which EID structured or conducted the spin-off, and any other claims that challenge the spin-off or the assumption of Chemours Liabilities (as defined in the Separation Agreement) by Chemours and the allocation thereof, subject in each case to certain exceptions set out in the MOU. The parties have further agreed not to bring any future, additional claims regarding the Separation Agreement or the MOU outside of arbitration.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Asbestos	$34	$34
PFOA (1)	22	50
All other matters (2)	29	4
Total accrued litigation	$85	$88
(1)	At December 31, 2020, PFOA includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.
(2)

At June 30, 2021, all other matters includes $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 15 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2021 and December 31, 2020.

	Balance Sheet Location	June 30, 2021	December 31, 2020
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 12)	$33	$37
Long-term accrued litigation	Other liabilities (Note 14)	52	51
Total accrued litigation		$85	$88
(1)

At June 30, 2021, current accrued litigation includes $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 15 – Commitments and Contingent Liabilities”. At December 31, 2020, current accrued litigation includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At June 30, 2021 and December 31, 2020, there were approximately 1,000 and 1,100 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At June 30, 2021 and December 31, 2020, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2021 and December 31, 2020, there were 21 and 17 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

In May 2021, the Company and EID filed suit in Delaware state court against multiple insurance companies for breach of their contractual obligations to indemnify Chemours and EID against liabilities, costs and losses relating to benzene litigation which are covered under liability insurance policies purchased by EID during the period 1967 to 1986. EID and Chemours are seeking payment of all costs and settlement amounts for past and future benzene cases falling under those policies. The outcome of this matter is not expected to have a material impact on Chemours’ results of operations or financial position.

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

At June 30, 2021 and December 31, 2020, Chemours maintained accruals of $22 and $21, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. As of June 30, 2021, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $22 and $21 was accrued for these matters at June 30, 2021 and December 31, 2020, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs as detailed in “Note 15 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 then filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs were resolved for approximately $83 (the “Second MDL Settlement”). Chemours contributed approximately $29, and DuPont and Corteva each contributed approximately $27 to the Second MDL Settlement. During the three and six months ended June 30, 2021, Chemours made payments of $22 and $29 associated with the Second MDL Settlement. At December 31, 2020, Chemours had accrued approximately $29 associated with this matter.

The single matter not included in the Second MDL Settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. The Company has appealed the verdict. Management believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for pending post-trial motions and appeal.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 1,300 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, and Pennsylvania have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination to natural resources. The lawsuits include counts for fraudulent transfer.

Chemours has engaged with the State of Delaware regarding potential similar causes of action for PFAS and other contaminants. On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, the companies shall make a payment in the total amount of $50 to the State of Delaware, which shall be treated as Qualified Spend under the MOU, of which Chemours shall contribute $25, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. At this time, the Company has concluded the probability of loss as to any supplemental payment(s) under the settlement agreement to be remote.

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

Since July 2020, five lawsuits were filed in New Jersey federal court by parents of adult children alleging that exposure to PFAS and other chemicals, including two suits by parents on behalf of their adult children claiming pre-natal exposure resulting in the children’s cognitive delays, neurological, genetic and autoimmune conditions. Plaintiffs seek compensatory and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2020, 11 southern California public water systems filed a lawsuit in California state court against several defendants, including EID and Chemours, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The complaint alleges products liability, negligence, nuisance, trespass, state law claims, and fraudulent transfer. Plaintiffs seek injunctive relief, as well as compensatory and punitive damages. The case has been removed to federal court.

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

In April 2021, Chemours, along with DuPont and Corteva entities, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours is reviewing the summons and preparing a statement of defense. At this time, management believes that a loss related to this matter is remote.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the West Virginia Department of Environmental Protection (“WV DEP”). In connection with actions being taken by Chemours to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, Chemours submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, the EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. Chemours is reviewing the objections with WV DEP and will seek to resolve EPA’s objections.

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

EID requested that Chemours defend and indemnify it in these matters. Chemours has accepted the indemnity and defense of EID while reserving rights and declining EID’s demand as to matters involving other EID entities, as well as ISRA and fraudulent transfer, subject to the terms of the MOU.

PFOA and PFAS Summary

With the exception of the matters noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA (in addition to the Second MDL Settlement) and/or PFAS matters in excess of amounts accrued, but any such losses are not estimable at this time due to various reasons, including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

•

In March 2018, a civil association in Mexico filed a complaint against the government authorities involved in the permitting process of the facility. The claimant sought and obtained a suspension from the district judge to stop the Company’s construction work. The suspension was subsequently lifted on appeal and affirmed by the Supreme Court of Mexico. A second similar complaint was filed in September 2019, and again, a suspension of construction was granted. The Company has filed an appeal, for which it received a favorable ruling in June 2021.

•	The Company will confirm the validity of our construction permits with the relevant government authorities.

At June 30, 2021 and December 31, 2020, the Company had $157 and $146 of long-lived assets under construction at the facility. The Company ultimately believes that it will be successful in obtaining its permits and will continue with its planned development of the site. While the Company currently believes these amounts are recoverable, further significant delays in confirming the validity of necessary permits to resume construction or other factors could lead to a fixed asset impairment assessment that potentially impairs all or a portion of the facility, resulting in a non-cash charge in the Company’s results of operations at that time.

Ore Feedstock Contract Dispute

In July 2020, Iluka Resources Limited, one of the Company’s suppliers of ore feedstock, commenced breach of contract proceedings against the Company in New York state court. Management believed that the lawsuit lacked merit, and that the Company’s actions were consistent with its rights under the provisions of the contract. In June 2021, Iluka Resources Limited and Chemours reached a settlement that does not have a material impact on the Company’s results of operations or financial position, and management does not anticipate any impact on the Company’s supply of ore feedstock.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with EID, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require Chemours to undertake certain investigative, remediation, and restoration activities at sites where ownership was transferred to Chemours under the Separation-related agreements or at sites where EID-generated waste was disposed before the 2015 separation. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at June 30, 2021 and December 31, 2020 for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	June 30, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey (1)	$27	$20
East Chicago, Indiana	11	11
Fayetteville Works, Fayetteville, North Carolina (2)	355	194
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	15	12
All other sites	107	111
Total environmental remediation	$556	$390
(1)

In the first quarter of 2021, in connection with ongoing discussions with EPA and NJ DEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, the Company recorded adjustments of $7 related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

(2)

In the second quarter of 2021, the Company recorded an additional $175 associated with on-site surface water and groundwater remediation at Fayetteville. For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 15 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Current environmental remediation	$154	$95
Long-term environmental remediation	402	295
Total environmental remediation	$556	$390

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $680 above the amount accrued at June 30, 2021.

Chemours incurred environmental remediation expenses of $187 and $212 for the three and six months ended June 30, 2021, respectively, and $24 and $39 for the three and six months ended June 30, 2020, respectively.

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

Consent Order with North Carolina Department of Environmental Quality (“NC DEQ”)

In September 2017, the NC DEQ issued a 60-day notice of intent to suspend the NPDES permit for Fayetteville, and the State of North Carolina filed an action in North Carolina state court regarding site discharges, seeking a temporary restraining order and preliminary injunction, as well as other relief, including abatement and site correction. The state court entered a partial consent order resolving NC DEQ’s motion for a temporary restraining order.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In July 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued NC DEQ in North Carolina state court, seeking to require NC DEQ to take additional actions at Fayetteville. In August 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the CWA and the Toxic Substances Control Act (“TSCA”), seeking declaratory and injunctive relief and penalties.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
On-site remediation	$301	$140
Off-site groundwater remediation	54	54
Total Fayetteville environmental remediation	$355	$194

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Current environmental remediation	$100	$39
Long-term environmental remediation	255	155
Total Fayetteville environmental remediation	$355	$194

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Emissions to air

Fayetteville operates multiple permitted air discharge stacks, blowers, and vents as part of its manufacturing activities. A thermal oxidizer (“TO”) became fully operational at the site on December 27, 2019, and Chemours switched to the permitted operating scenario for the TO on December 31, 2019 as set forth in the CO. The TO is designed to reduce aerial PFAS emissions from Fayetteville, and, on March 30, 2020, Chemours announced that testing results conducted in the first 90 days of operation show that the TO is controlling PFAS emissions at an average efficiency exceeding 99.999%. On March 31, 2021, Chemours reported to NC DEQ the results of testing that occurred in January 2021 which continued to show the 99.999% efficiency. Testing was conducted by Chemours and monitored by the North Carolina Division of Air Quality (“NC DAQ”). Environmental costs are capitalized and subsequently depreciated if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

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

For the three and six months ended June 30, 2021, the Company accrued $5 and $10, respectively, and for the three and six months ended June 30, 2020, the Company accrued $13 and $18, respectively, for off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $54 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years, as well as toxicity studies over the next three years.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

On-site surface water and groundwater remediation

Abatement and remediation measures already taken by Chemours, including the capture and disposal of its operations’ process wastewater and other interim actions, have addressed and abated nearly all PFAS discharges from the Company’s continuing operations at Fayetteville. However, the Company continues to have active dialogue with NC DEQ and other stakeholders regarding the potential remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives related to the impact of site surface water and groundwater from historical operations.

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its Corrective Action Plan (“CAP”) to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023.

Following issuance of an NPDES permit by NC DEQ on September 18, 2020, the Company began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. During the first quarter of 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, the Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. These enhancements will, or may include, the construction of a holding pond, installation of new ultra-filtration units, a sediment trap to manage sediment flow in the stream channel, alternate equipment to remove solids created during water pretreatment, and enhancement of the carbon absorption system. An incremental $60 was accrued in the three months ended June 30, 2021, representing approximately $3 per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO.

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

In the second quarter of 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for our major construction projects are typically reviewed at 30, 60 and 90% complete. Per the Addendum, a 60% design is required to be submitted to NC DEQ by August 15, 2021 for their review and approval. Additionally, applications for the necessary permits for the groundwater extraction system are expected to be submitted by that date. A 90% complete design is required to be submitted to NC DEQ by March 31, 2022 for their review and approval. In June 2021, the Company reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The current planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River as compared to the initial, conceptual design that was prepared in support of the CAP submission to NC DEQ on December 31, 2019, which addressed groundwater only. The CAP submission unit cost estimate was the principal basis of unit costs for our liability estimates through March 31, 2021. It was determined in the quarter ended June 30, 2021, based upon the 30% design information completed during the quarter, that there was significantly increased construction complexity and related vendor and other design costs to be incurred. For example, the steep slope of the revised construction site results in the depth of the wall increasing from the original estimates of approximately 65 feet to approximately 85 feet below ground along most of its length. Construction of approximately 64 pumping wells, a more than 50% increase from the conceptual design, are expected to be required to extract groundwater for treatment based on studies of groundwater flows that were completed in May 2021. The wells will also need to be drilled deeper into the ground based on the revised location. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides, will now be required for large, heavy construction equipment to access the barrier wall location safely. The estimated cost for construction as a result of these changes is based on third-party contractor estimates provided in late May 2021. Together, all these modifications to the design resulted in an additional $49 accrued for construction of the barrier wall in the quarter ended June 30, 2021.

The volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hours period per the Addendum) intercepted for treatment is estimated to be up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling completed in the second quarter of 2021. Until the pre-design investigation and groundwater modeling was complete, the volume of water captured for treatment was estimated to be approximately 1,200 gpm, and the pretreatment requirements to remove dissolved solids had not been determined. Hence, the Company determined in the second quarter of 2021 that construction of a larger treatment plant than previously considered in the conceptual design and previous cost estimates was required. Consistent with prior periods, the Company accrued 20 years of ongoing monitoring and maintenance for Fayetteville environmental remediation systems based on the CO and Addendum. The revised estimate to process higher volumes of groundwater than originally contemplated resulted in a change in estimate of $60 being recorded in the quarter ended June 30, 2021 related to estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies, principally carbon and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

Accordingly, as discussed above, in the three months ended June 30, 2021, the Company revised in accordance with ASC 250 – Accounting Changes and Error Corrections,  its estimated liability to comply with the CO and Addendum, and an incremental $49 was accrued related to the construction of the barrier wall and an additional $60 related to the future operation of the groundwater extraction and treatment system. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as the Company only capitalizes environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence before the end of 2021. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At June 30, 2021, several significant uncertainties remain, principally related to an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. The Company believes that extension of the barrier wall along the Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum. Accordingly, the Company has increased the upper range of its cost estimates for the barrier wall and groundwater OM&M from $111 at December 31, 2020 to $303 at June 30, 2021, of which $173 is already accrued. The Company has not accrued for the incremental costs in the upper range, including the extension of the barrier wall. Estimated costs for the barrier wall extension included in the upper range of the cost estimates is approximately $30.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. The engineering design is expected to be approximately 60% complete in the third quarter of 2021, which will form the basis of a submission for the first approval by NC DEQ which is required to be submitted by the Company no later than August 15, 2021. Per the Addendum, the NC DEQ shall use best efforts to complete its review and notify the Company whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond the Company’s control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $301 and $140 at June 30, 2021 and December 31, 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from the EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of June 30, 2021, management does not believe that a loss is probable.

In June 2020, the Company received an NOV from the NC DEQ, alleging violations of the North Carolina Solid Waste Generator Requirements in connection with clearing land and yard waste materials to a landfill during construction of the water treatment plant required for remediation under the CO. The Company responded that it did not commit a violation and had addressed any concerns prior to issuance of the NOV. In March 2021, the Company received a compliance order associated with the June 2020 NOV. The NOV has been resolved and the matter is now closed.

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

Note 16. Equity

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

Under the 2018 Share Repurchase Program, the Company purchased an additional 423,273 shares of Chemours’ issued and outstanding common stock during the second quarter of 2021, which amounted to $15 at an average share price of $35.08 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at June 30, 2021 was $413.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $8 and $20 for the three and six months ended June 30, 2021, respectively, and $1 and $9 for the three and six months ended June 30, 2020, respectively.

Stock Options

During the six months ended June 30, 2021, Chemours granted approximately 1,120,000 non-qualified stock options to certain of its employees, all of which were granted in the first quarter of 2021. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards that were granted during the six months ended June 30, 2021.

Six Months Ended June 30, 2021
Risk-free interest rate	0.91%
Expected term (years)	6.00
Volatility	63.85%
Dividend yield	4.16%
Fair value per stock option	$9.78

The Company recorded $2 and $7 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2021, respectively, and $2 and $7 for the three and six months ended June 30, 2020, respectively. At June 30, 2021, approximately 7,650,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2021, Chemours granted approximately 380,000 restricted stock units (“RSUs”) to certain of its employees, of which approximately 340,000 were granted in the first quarter of 2021. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $7 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2021, respectively, and $2 and $4 for the three and six months ended June 30, 2020, respectively. At June 30, 2021, approximately 1,440,000 RSUs remained non-vested.

Performance Share Units

During the six months ended June 30, 2021, Chemours granted approximately 290,000 performance share units (“PSUs”) to key senior management employees, all of which were granted in the first quarter of 2021. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $3 and $6 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2021, respectively, and reductions of $3 and $2 for the three and six months ended June 30, 2020, respectively, based on its assessment of Company performance relative to award-based financial objectives. At June 30, 2021, approximately 1,010,000 PSUs at 100% of the target amount remained non-vested.

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

Note 18. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s components comprising accumulated other comprehensive loss.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive loss	18	5	(34)	3	(8)
Balance at June 30, 2021	$(58)	$(3)	$(154)	$(103)	$(318)

Balance at January 1, 2020	$(10)	$2	$(231)	$(110)	$(349)
Other comprehensive loss	(6)	(4)	(78)	2	(86)
Balance at June 30, 2020	$(16)	$(2)	$(309)	$(108)	$(435)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2021, the Company had 14 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $350, and an average maturity of one month. At December 31, 2020, the Company had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688, and an average maturity of one month. Chemours recognized a net gain of $9 and a net loss of $11 for the three and six months ended June 30, 2021, respectively, and net gains of $10 and $4 for the three and six months ended June 30, 2020, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2021, the Company had 156 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $119, and an average maturity of four months. At December 31, 2020, the Company had 144 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101, and an average maturity of four months. Chemours recognized a pre-tax loss of $1 and a pre-tax gain of $3 for the three and six months ended June 30, 2021, respectively, and a pre-tax loss of $1 and a pre-tax gain of $1 for the three and six months ended June 30, 2020, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2021, $1 and $3 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2020, $2 and $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify less than $1 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

Cash Flow Hedge – Interest Rate Swaps

At June 30, 2021 and December 31, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized a pre-tax loss of less than $1 and a pre-tax gain of less than $1 for the three and six months ended June 30, 2021, and pre-tax losses of $3 for the three and six months ended June 30, 2020, within accumulated other comprehensive loss. For the three and six months ended June 30, 2021, $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $1 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $13 and a pre-tax gain of $24 for the three and six months ended June 30, 2021, respectively, and pre-tax losses of $18 and $8 for the three and six months ended June 30, 2020, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2021 and 2020.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2021 and December 31, 2020.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2021	December 31, 2020
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$4
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	1	—
Total asset derivatives		$1	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 12)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 12)	—	4
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 12)	2	3
Total liability derivatives		$3	$8

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2021 and 2020.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$9	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(13)

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$10	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	—	(18)

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(11)	$—
Foreign currency forward contracts designated as a cash flow hedge	(3)	—	—	3
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	24

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$4	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	1
Interest rate swaps designated as a cash flow hedge	—	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	—	(8)

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$(4)	$(4)	$(8)	$(7)
Interest cost	(2)	(2)	(3)	(4)
Expected return on plan assets	5	4	10	8
Amortization of actuarial loss	(2)	(2)	(4)	(4)
Amortization of prior service gain	1	1	2	1
Total net periodic pension cost	$(2)	$(3)	$(3)	$(6)

Amortization of actuarial loss	2	2	4	4
Amortization of prior service gain	(1)	(1)	(2)	(1)
Effect of foreign exchange rates	(2)	(2)	2	(1)
(Cost) benefit recognized in other comprehensive income	(1)	(1)	4	2
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(3)	$(4)	$1	$(4)

The Company made cash contributions of $3 and $8 to its defined benefit pension plans during the three and six months ended June 30, 2021, respectively, and $6 and $14 for the three and six months ended June 30, 2020, respectively, and expects to make additional cash contributions of $8 to its defined benefit pension plans during the remainder of 2021. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
Three Months Ended June 30, 2021
Net sales to external customers	$859	$340	$362	$94	$1,655
Adjusted EBITDA	219	117	74	19	429
Depreciation and amortization	32	14	21	5	72

Three Months Ended June 30, 2020
Net sales to external customers	$488	$231	$292	$82	$1,093
Adjusted EBITDA	94	55	42	19	210
Depreciation and amortization	33	13	22	6	74

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
Six Months Ended June 30, 2021
Net sales to external customers	$1,583	$643	$695	$170	$3,091
Adjusted EBITDA	388	210	125	29	752
Depreciation and amortization	64	30	44	10	148

Six Months Ended June 30, 2020
Net sales to external customers	$1,100	$539	$584	$175	$2,398
Adjusted EBITDA	232	144	94	33	503
Depreciation and amortization	63	26	44	11	144

Total Assets
June 30, 2021	$2,344	$1,117	$1,565	$550	$5,576
December 31, 2020	2,130	1,041	1,520	531	5,222

Corporate and Other depreciation and amortization expense amounted to $7 and $15 for the three and six months ended June 30, 2021, respectively, and $8 and $16 for the three and six months ended June 30, 2020, respectively. Corporate and Other total assets amounted to $1,903 and $1,860 at June 30, 2021 and December 31, 2020, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$429	$210	$752	$503
Corporate and Other expenses (excluding items below)	(63)	(44)	(118)	(80)
Interest expense, net	(47)	(53)	(97)	(107)
Depreciation and amortization	(79)	(82)	(163)	(160)
Non-operating pension and other post-retirement employee benefit income	2	1	5	1
Exchange gains (losses), net	3	6	(5)	(19)
Restructuring, asset-related, and other charges (1)	(5)	(17)	—	(28)
Gain on sales of assets and businesses	2	—	2	—
Natural disasters and catastrophic events (2)	(3)	—	(19)	—
Transaction costs (3)	—	—	(5)	(2)
Legal and environmental charges (4,5)	(195)	(1)	(208)	(12)
Income before income taxes	$44	$20	$144	$96
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges”.
(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)	Includes costs associated with the Company’s debt transactions, as well as accounting, legal, and bankers’ transaction costs incurred in connection with the Company’s strategic initiatives.
(4)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and six months ended June 30, 2021, legal charges include $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(5)

For the three and six months ended June 30, 2021, environmental charges include $169 related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The six months ended June 30, 2020 includes $8 based on the aforementioned assessment associated with certain estimated liabilities at Fayetteville. See “Note 15 – Commitments and Contingent Liabilities” for further details.

Note 22. Subsequent Events

On July 26, 2021, the Company entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell the Mining Solutions business of its Chemical Solutions segment for cash consideration of approximately $520 (the “Mining Solutions Transaction”). We are currently evaluating the financial statement impacts of the Mining Solutions Transaction and we currently expect to record a pre-tax gain of approximately $80 to $130 on the Mining Solutions Transaction in the fourth quarter of 2021, as a component of Other Income. We will classify the related assets and liabilities as held for sale on our consolidated balance sheet at September 30, 2021. The Mining Solutions Transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. We do not expect the Mining Solutions Transaction to qualify as discontinued operations.

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

The Chemours Company

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

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in more than 195 million confirmed infections, over four million deaths, and continues to spread throughout the world. More contagious COVID-19 variants continue to emerge driving up infection rates globally, particularly in jurisdictions where vaccination rates have lagged. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the Americas, Europe, and parts of Asia Pacific, we continue to experience minimal disruption in our operations and business-related processes. Where necessary, based on COVID-19 infection rates and local regulations, we continue to take a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and labs. COVID-19 vaccines continue to be distributed and administered in the United States and globally. Refer to the “Segment Reviews” and “2021 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are innumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in in our Annual Report on Form 10-K for the year ended December 31, 2020.

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. In 2020, we elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in the fourth quarter of 2020, the remainder of which will be paid in 2021 and 2022. We continue to anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least July 2022.

The Chemours Company

Strategic Review of Mining Solutions Business

In March 2021, we announced the initiation of a strategic review to assess the potential sale of the Mining Solutions business. The process continued throughout the second quarter and is intended to drive shareholder value and portfolio focus. On July 26, 2021, we entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., (“Draslovka”) to sell the Mining Solutions business of our Chemical Solutions segment for cash consideration of $520 million. We expect the transaction to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals.

Leadership Transition

In June of 2021, we announced the retirement of Mark P. Vergnano, President and Chief Executive Officer of our Company effective July 1, 2021. Mark E. Newman, who served as the Chief Operating Officer of our Company since 2019, succeeded Mr. Vergnano as the Company’s President and Chief Executive Officer and joined the Board of Directors of our Company effective July 1, 2021.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,655	$1,093	$3,091	$2,398
Cost of goods sold	1,391	894	2,530	1,901
Gross profit	264	199	561	497
Selling, general, and administrative expense	172	110	310	235
Research and development expense	27	20	51	44
Restructuring, asset-related, and other charges	5	17	—	28
Total other operating expenses	204	147	361	307
Equity in earnings of affiliates	10	7	20	14
Interest expense, net	(47)	(53)	(97)	(107)
Other income (expense), net	21	14	21	(1)
Income before income taxes	44	20	144	96
Benefit from income taxes	(22)	(4)	(17)	(28)
Net income	66	24	161	124
Net income attributable to Chemours	$66	$24	$161	$124
Per share data
Basic earnings per share of common stock	$0.40	$0.15	$0.97	$0.75
Diluted earnings per share of common stock	0.39	0.15	0.95	0.75

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Change in net sales from prior period	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Price	2%	—%
Volume	46%	27%
Currency	4%	3%
Portfolio	(1)%	(1)%
Total change in net sales	51%	29%

Our net sales increased by $562 million (or 51%) to $1.7 billion for the three months ended June 30, 2021, compared with net sales of $1.1 billion for the same period in 2020. The components of the increase in our net sales by segment for the three months ended June 30, 2021 were as follows: in our Titanium Technologies segment, volume was up 66%, price was up 5%; in our Thermal & Specialized Solutions segment, volume was up 48% and price declined 3%; in our Advanced Performance Materials segment, volume was up 19% and price was up 1%; and, in our Chemical Solutions segment, volume was up 26%, price was up 6%, and portfolio change led to a 17% decrease. Favorable currency movements also added a tailwind to our net sales of 5% in our Titanium Technologies segment, 2% in our Thermal & Specialized Solutions segment, and 4% in our Advanced Performance Materials segment.

Our net sales increased by $693 million (or 29%) to $3.1 billion for the six months ended June 30, 2021, compared with net sales of $2.4 billion for the same period in 2020. The components of the increase in our net sales by segment for the six months ended June 30, 2021 were as follows: in our Titanium Technologies segment, volume was up 38%, price was up 2%; in our Thermal & Specialized Solutions segment, volume was up 22% and price declined 5%; in our Advanced Performance Materials segment, volume was up 16% and price declined 1%; and, in our Chemical Solutions segment, volume was up 12%, price was up 3%, and portfolio change led to a 18% decrease. Favorable currency movements also added a tailwind to our net sales of 4% in our Titanium Technologies segment, 2% in our Thermal & Specialized Solutions segment, and 4% in our Advanced Performance Materials segment.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $497 million (or 56%) and $629 million (or 33%) to $1.4 billion and $2.5 billion for the three and six months ended June 30, 2021, respectively, compared with COGS of $0.9 billion and $1.9 billion for the same periods in 2020. The increases in our COGS for the three and six months ended June 30, 2021 were primarily attributable to higher net sales, higher distribution, freight, and logistics expenses, increased on-site environmental remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as well as plant fixed costs expensed in conjunction with plant downtime at certain of our facilities and under absorption of fixed costs due to operational issues and supply chain disruptions related to inclement weather from Winter Storm Uri during the first quarter of 2021.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $62 million (or 56%) and $75 million (or 32%) to $172 million and $310 million for the three and six months ended June 30, 2021, respectively, compared with SG&A expense of $110 million and $235 million for the same periods in 2020. The increases in our SG&A expense for the three and six months ended June 30, 2021 were primarily attributable to higher performance-related compensation expenses in the current year, $25 million incurred in connection with our portion of the settlement agreement with the State of Delaware in the second quarter of 2021, and cost deferral activities in the prior year related to COVID-19.

The Chemours Company

Research and Development Expense

Our research and development expense increased by $7 million (or 35%) and $7 million (or 16%) to $27 million and $51 million for the three and six months ended June 30, 2021, respectively, compared with research and development expense of $20 million and $44 million for the same periods in 2020. The increases in our research and development expense for the three and six months ended June 30, 2021 were primarily attributable to project activity returning to normal from reduced levels in the prior year due to cost deferral activities related to COVID-19.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $12 million (or 71%) and $28 million (or over 100%) to $5 million and less than $1 million for the three and six months ended June 30, 2021, respectively, compared with restructuring, asset-related, and other charges of $17 million and $28 million for the same periods in 2020. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2021 were primarily attributable to $4 million and $8 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plants. For the six months ended June 30, 2021 the decrease was offset by a net $7 million gain in Other Charges in connection with our contract termination with a third-party services provider at our Mining Solutions facility currently under construction in Gomez Palacio, Durango, Mexico.

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

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $3 million (or 43%) and $6 million (or 43%) to $10 million and $20 million for the three and six months ended June 30, 2021, respectively, compared with equity in earnings of affiliates of $7 million and $14 million for the same periods in 2020. The increase in our equity in earnings of affiliates for the three and six months ended June 30, 2021 were primarily attributable to increased demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $6 million (or 11%) and $10 million (or 9%) to $47 million and $97 million for the three and six months ended June 30, 2021, respectively, compared with interest expense, net of $53 million and $107 million for the same periods in 2020. The decrease in our interest expense, net for the three and six months ended June 30, 2021 was primarily attributable to a reduction in our outstanding debt obligations and associated rates following the refinancing of our 2023 Dollar Notes in the fourth quarter of 2020, as well as lower variable interest rates on our senior secured term loans.

Other Income (Expense), Net

Our other income (expense), net increased by $7 million (or 50%) and increased by $22 million (or over 100%) to other income, net of $21 million for the three and six months ended June 30, 2021, compared with other income, net of $14 million and other expense, net of $1 million for the same periods in 2020. During the three months ended June 30, 2021, the comparative increase in our other income (expense), net was primarily attributable to a comparative increase in our non-qualified pension plan gains from the prior year, higher European Union (“EU”) fluorinated greenhouse gas (“F-Gas”) authorization sales, and $3 million of income received from customer take-or-pay agreement penalties. During the six months ended June 30, 2021, the comparative increase in our other income (expense), net was primarily attributable to favorable changes in net exchange gains and losses of $14 million.

The Chemours Company

Benefit from Income Taxes

Our benefit from income taxes amounted to a benefit from income taxes of $22 million and $4 million for the three months ended June 30, 2021 and 2020, respectively, which represented effective tax rates of negative 50% and negative 20%, respectively. The $18 million increase in our benefit from income taxes for the three months ended June 30, 2021 was primarily attributable to a $41 million tax benefit associated with non-recurring accrued environmental remediation liabilities and an $11 million income tax benefit associated with a 2012 income tax refund received in a foreign subsidiary. This was partially offset by increased profitability and changes to our geographical mix of earnings.

Our benefit from income taxes amounted to a benefit from income taxes of $17 million and $28 million for the six months ended June 30, 2021 and 2020, respectively, which represented effective tax rates of negative 12% and negative 29%, respectively. The $11 million decrease in our benefit from income taxes for the six months ended June 30, 2021 was primarily attributable to increased profitability, changes to our geographical mix of earnings, and an income tax benefit of $18 million recorded in the first quarter of 2020, which was related to the United States Internal Revenue Service acceptance of a non-automatic method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed. This was partially offset by a $41 million income tax benefit associated with non-recurring accrued environmental remediation liabilities and an $11 million income tax benefit associated with a 2012 income tax refund received in a foreign subsidiary.

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Titanium Technologies	$219	$94	$388	$232
Thermal & Specialized Solutions	117	55	210	144
Advanced Performance Materials	74	42	125	94
Chemical Solutions	19	19	29	33
Corporate and Other	(63)	(44)	(118)	(80)
Total Adjusted EBITDA	$366	$166	$634	$423

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$859	$488	$1,583	$1,100
Adjusted EBITDA	219	94	388	232
Adjusted EBITDA margin	25%	19%	25%	21%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Price	5%	2%
Volume	66%	38%
Currency	5%	4%
Portfolio	—%	—%
Total change in segment net sales	76%	44%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $371 million (or 76%) to $859 million for the three months ended June 30, 2021, compared with segment net sales of $488 million for the same period in 2020. The increase in segment net sales for the three months ended June 30, 2021 was primarily attributable to a 66% increase in volume and an increase in price of 5%. Volume increases were driven by steady demand recovery for our products across all end-markets and regions throughout the quarter. Price increases were due to channel mix, as well as contractual price increases. Favorable currency movements added a 5% tailwind to the segment’s net sales during the three months ended June 30, 2021.

Our Titanium Technologies segment’s net sales increased by $483 million (or 44%) to $1.6 billion for the six months ended June 30, 2021, compared with segment net sales of $1.1 billion for the same period in 2020. The increase in segment net sales for the six months ended June 30, 2021 was primarily attributable to a 38% increase in volume and an increase in price of 2%. Volume increases were driven by steady demand recovery for our products across all end-markets and regions throughout the first half of the year. Price increases were due to customer, regional, and channel mix, as well as contractual price increases. Favorable currency movements added a 4% tailwind to the segment’s net sales during the six months ended June 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2021, segment Adjusted EBITDA increased by $125 million (or over 100%) to $219 million and Adjusted EBITDA margin increased by approximately 600 basis points to 25%, compared with segment Adjusted EBITDA of $94 million and Adjusted EBITDA margin of 19% for the same period in 2020. For the six months ended June 30, 2021, segment Adjusted EBITDA increased by $156 million (or 67%) to $388 million and Adjusted EBITDA margin increased by approximately 400 basis points to 25%, compared with segment Adjusted EBITDA of $232 million and Adjusted EBITDA margin of 21% for the same period in 2020. The increase in Adjusted EBITDA during the three and six months ended June 30, 2021 was primarily attributable to the aforementioned increase in volume of the segment’s net sales and favorable currency movements, partially offset by higher variable costs due to ore mix and fixed cost headwinds to support the increase in demand.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$340	$231	$643	$539
Adjusted EBITDA	117	55	210	144
Adjusted EBITDA margin	34%	24%	33%	27%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Price	(3)%	(5)%
Volume	48%	22%
Currency	2%	2%
Portfolio	—%	—%
Total change in segment net sales	47%	19%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $109 million (or 47%) to $340 million for the three months ended June 30, 2021, compared with segment net sales of $231 million for the same period in 2020. The increase in segment net sales for three months ended June 30, 2021 was primarily attributable to an increase in volume of 48%, which was partially offset by a decrease in price of 3%. Volumes increased due to higher global customer demand for our refrigerants as COVID-19 market recovery has increased end-market demand from our customers across all market sectors. Prices declined due to contractual price adjustments for refrigerants, as well as product and customer mix. Favorable currency movements added a 2% tailwind to the segment’s net sales during the three months ended June 30, 2021.

Our Thermal & Specialized Solutions segment’s net sales increased by $104 million (or 19%) to $643 million for the six months ended June 30, 2021, compared with segment net sales of $539 million for the same period in 2020. The increase in segment net sales for six months ended June 30, 2021 was primarily attributable to an increase in volume of 22%, which was partially offset by a decrease in price of 5%. Volumes increased due to higher global customer demand for our refrigerants as COVID-19 market recovery has increased end-market demand from our customers across several market sectors. Prices declined due to our composition of product and customer mix, as well as contractual price reductions for certain refrigerants. Favorable currency movements added a 2% tailwind to the segment’s net sales during the six months ended June 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2021, segment Adjusted EBITDA increased by $62 million (or over 100%) to $117 million and Adjusted EBITDA margin increased by approximately 1,000 basis points to 34%, compared with segment Adjusted EBITDA of $55 million and Adjusted EBITDA margin of 24% for the same period in 2020. For the six months ended June 30, 2021, segment Adjusted EBITDA increased by $66 million (or 46%) to $210 million and Adjusted EBITDA margin increased by approximately 600 basis points to 33%, compared with segment Adjusted EBITDA of $144 million and Adjusted EBITDA margin of 27% for the same period in 2020. The increase in segment Adjusted EBITDA for the three and six months ended June 30, 2021 was primarily attributable to the aforementioned increase in the volume of the segment’s net sales, partially offset by a decrease in price of segment’s net sales, and first quarter 2021 plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$362	$292	$695	$584
Adjusted EBITDA	74	42	125	94
Adjusted EBITDA margin	20%	14%	18%	16%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Price	1%	(1)%
Volume	19%	16%
Currency	4%	4%
Portfolio	—%	—%
Total change in segment net sales	24%	19%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $70 million (or 24%) to $362 million for the three months ended June 30, 2021, compared with segment net sales of $292 million for the same period in 2020. The increase in segment net sales for the three months ended June 30, 2021 was primarily attributable to a 19% increase in volume and an increase in price of 1%. Volumes increased due to higher global customer demand across nearly all regions and markets. Global average selling price increased slightly due to customer level pricing actions partially offset by our composition of product and customer mix. Favorable currency movements added a 4% tailwind to the segment’s net sales during the three months ended June 30, 2021.

Our Advanced Performance Materials segment’s net sales increased by $111 million (or 19%) to $695 million for the six months ended June 30, 2021, compared with segment net sales of $584 million for the same period in 2020. The increase in segment net sales for the six months ended June 30, 2021 was primarily attributable to a 16% increase in volume, which was partially offset by a 1% decrease in price. Volumes increased due to higher global customer demand across nearly all regions and markets. Global average selling price decreased slightly due to our composition of product and customer mix partially offset by customer level pricing actions. Favorable currency movements added a 4% tailwind to the segment’s net sales during the six months ended June 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2021, segment Adjusted EBITDA increased by $32 million (or 76%) to $74 million and Adjusted EBITDA margin increased by approximately 600 basis points to 20%, compared with segment Adjusted EBITDA of $42 million and Adjusted EBITDA margin of 14% for the same period in 2020. For the six months ended June 30, 2021, segment Adjusted EBITDA increased by $31 million (or 33%) to $125 million and Adjusted EBITDA margin increased by approximately 200 basis points to 18%, compared with segment Adjusted EBITDA of $94 million and Adjusted EBITDA margin of 16% for the same period in 2020. The increases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the three and six months ended June 30, 2021 were primarily attributable to the aforementioned increase in volumes, partially offset by fixed cost under absorption due to supply chain disruptions in the first half of 2021 and by higher fixed costs related to performance-based compensation.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$94	$82	$170	$175
Adjusted EBITDA	19	19	29	33
Adjusted EBITDA margin	20%	23%	17%	19%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three and six months ended June 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Price	6%	3%
Volume	26%	12%
Currency	—%	—%
Portfolio	(17)%	(18)%
Total change in segment net sales	15%	(3)%

Segment Net Sales

Our Chemical Solutions segment’s net sales increased by $12 million (or 15%) to $94 million for the three months ended June 30, 2021, compared with segment net sales of $82 million for the same period in 2020. The increase in segment net sales for the three months ended June 30, 2021 was primarily attributable to an increase in volume of 26% and an increase in price of 6%. Volumes increased primarily due to increased customer demand in our Mining Solutions business. This was partially offset by portfolio change, which drove a 17% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility.

Our Chemical Solutions segment’s net sales decreased by $5 million (or 3%) to $170 million for the six months ended June 30, 2021, compared with segment net sales of $175 million for the same period in 2020. The decrease in segment net sales for the six months ended June 30, 2021 was primarily attributable to portfolio change, which drove an 18% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility. This was largely offset by an increase in volume of 12% and an increase in price of 3%. Volumes increased due to increased customer demand in our Mining Solutions business.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2021, segment Adjusted EBITDA increased by less than $1 million (or less than 1%) to $19 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 20%, compared with segment Adjusted EBITDA of $19 million and Adjusted EBITDA margin of 23% for the same period in 2020. For the six months ended June 30, 2021, segment Adjusted EBITDA decreased by $4 million (or 12%) to $29 million and Adjusted EBITDA margin decreased by approximately 200 basis points to 17%, compared with segment Adjusted EBITDA of $33 million and Adjusted EBITDA margin of 19% for the same period in 2020. The slight increase in segment Adjusted EBITDA was due to the aforementioned volume increase, while the decrease in Adjusted EBITDA margin was due higher raw material and plant fixed costs. The decrease in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the six months ended June 30, 2021 were primarily attributable to plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri during the first quarter as well as higher raw material and plant fixed costs.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $19 million (or 43%) and $38 million (or 48%) to $63 million and $118 million for the three and six months ended June 30, 2021, compared with Corporate and Other costs of $44 million and $80 million for the same periods in 2020. These increases in Corporate and Other costs for the three and six months ended June 30, 2021 were primarily attributable to higher costs associated with legacy environmental remediation matters, primarily related to Fayetteville, legacy legal costs, higher performance-related compensation expenses, and cost reduction activities in the prior year related to COVID-19.

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

Uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition caused by the ongoing COVID-19 global pandemic. Regardless of size and duration, these rapidly evolving challenges have had and could again in the future have an adverse impact on our operating cash flows. We anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least July 2022. If the macroeconomic situation deteriorates or the duration of the pandemic is further extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

At June 30, 2021, we had total cash and cash equivalents of $1.1 billion, of which $834 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the six months ended June 30, 2021, we received approximately $180 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that sufficient liquidity is available in the U.S. through at least July 2022, which includes borrowing capacity under our revolving credit facility.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•

Principal and interest obligations on long-term debt – Our principal and interest obligations on long-term debt at June 30, 2021 did not change significantly from the obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 13 – Debt” to the Interim Consolidated Financial Statements.

•

Operating and finance leases – We lease certain office space, lab space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 19 years. Our contractual obligations at June 30, 2021 for operating and finance leases did not significantly change from the obligations previously disclosed in “Note 14 – Leases” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

•

Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Our purchase obligations at June 30, 2021 did not significantly change from the purchase obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The Chemours Company

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where waste generated by us was disposed. At June 30, 2021, our consolidated balance sheets include $556 million for environmental remediation liabilities, of which $154 million was classified as current. Our environmental obligations at June 30, 2021 significantly changed from the environmental obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 due to second quarter 2021 changes in estimates for remediation at our Fayetteville Works site. For further details related to this matter, refer to “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. Pursuant to the binding Memorandum of Understanding (“MOU”) that we entered into with DuPont de Nemours, Inc. (“DuPont”), Corteva, and EID in January 2021, which is further discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. Qualified Spend is further described in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements and is defined in the MOU. The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU.

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

The Chemours Company

•

Settlement of PFOA MDL litigation – In January 2021, we and EID entered into settlement agreements with counsel representing the MDL plaintiffs, providing for a settlement of all but one of the 96 filed and pending cases in the MDL, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs were resolved for approximately $83 million. During the first quarter of 2021, we made payments of $7 million associated with the Second MDL Settlement, and during the second quarter of 2021, we paid the remaining $22 million accrued associated with this matter. For further details related to this matter, refer to “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

•

Settlement with the State of Delaware – In July 2021, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to resolve claims regarding the operation, manufacturing, use and disposal of all chemical compounds, including but not limited to PFAS. Within the later of (i) 60 days of execution of the settlement or (ii) 14 days following Delaware’s establishment of a Natural Resources and Sustainability Trust (the “Trust”) and notice of payment instructions, we, DuPont, Corteva and EID will pay a total of $50 million to Delaware, which will be used for the Trust. Pursuant to the binding MOU, we will contribute $25 million to the settlement. For further details related to this matter, refer to “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

•

Purchases of property, plant, and equipment – Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the six months ended June 30, 2021 and 2020, our purchases of property, plant, and equipment amounted to $127 million and $167 million, respectively. Our expectations for capital expenditures for the year ending December 31, 2021, did not significantly change from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least July 2022. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on July 28, 2021, we announced our quarterly cash dividend of $0.25 per share for the third quarter of 2021. Under our 2018 Share Repurchase Program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $413 million of our outstanding common stock. On July 26, 2021, we entered into a definitive agreement with Draslovka to sell the Mining Solutions business of our Chemical Solutions segment for a cash consideration of $520 million. We expect the transaction to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use the proceeds from the sale as permitted by our Credit Agreement and the indenture governing our 2025 Notes which includes, for example, acquisitions of other businesses, properties, assets or intellectual property, capital expenditures, and/or reduction of indebtedness. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$295	$155
Cash used for investing activities	(134)	(163)
Cash (used for) provided by financing activities	(118)	92

Operating Activities

We generated $295 million and $155 million in cash flows from our operating activities during the six months ended June 30, 2021 and 2020, respectively. The increase in our operating cash inflows was primarily attributable to higher earnings from operations and an increase in our accounts payable, which was driven by higher raw material inventory purchases in connection with higher sales volumes and the timing of payments to our vendors. This was offset substantially by an increase in our accounts receivable balance, which was driven by higher net sales and the timing of payments from our customers, as well as $125 million of accounts receivables sold to the bank during the six months ended June 30, 2020. The $125 million of receivables were pursuant to the Amended Purchase Agreement, dated March 9, 2020, under our Securitization Facility. For further information refer to “Note 13 – Debt” to the Interim Consolidated Financial Statements.

Investing Activities

We used $134 million and $163 million in cash flows for our investing activities during the six months ended June 30, 2021 and 2020, respectively. Our investing cash outflows for the six months ended June 30, 2021 was primarily attributable to purchases of property, plant, and equipment amounting to $127 million, inclusive of the $22 million of assets acquired in exchange for the termination of our contract with the third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico. Our investing cash outflows for the six months ended June 30, 2020 was primarily attributable to purchases of property, plant, and equipment amounting to $167 million.

Financing Activities

We used $118 million in cash flows for our financing activities during the six months ended June 30, 2021. Our financing cash outflows for the six months ended June 30, 2021 were primarily attributable to $27 million in debt repayments, $13 million purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program, and $82 million returned to our shareholders in the form of cash dividends paid. Our financing cash inflows for the six months ended June 30, 2020 were primarily attributable to $300 million in proceeds received from drawing on our revolving credit facility, which was executed as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19. Our financing cash inflows were partially offset by the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. For further information refer to “Note 13 – Debt” to the Interim Consolidated Financial Statements. We also returned $82 million to our shareholders in the form of cash dividends paid and made $12 million in debt repayments.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2021 and December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$1,139	$1,105
Accounts and notes receivable, net	802	511
Inventories	1,046	939
Prepaid expenses and other	60	78
Total current assets	$3,047	$2,633

Our accounts and notes receivable, net increased by $291 million (or 57%) to $802 million at June 30, 2021, compared with accounts and notes receivable, net of $511 million at December 31, 2020. These increase in our accounts and notes receivable, net at June 30, 2021 was primarily attributable to higher net sales and the timing of payments from our customers. The increase in our accounts and notes receivable, net was partially offset by the additional used capacity of our Securitization Facility.

Our inventories increased by $107 million (or 11%) to $1.0 billion at June 30, 2021, compared with inventories of $939 million at December 31, 2020. The increase in our inventories at June 30, 2021 was primarily attributable to an increase in our finished product and raw materials inventories, which was due to ramp-up in production and higher raw material costs.

Our prepaid expenses and other assets decreased by $18 million (or 23%) to $60 million at June 30, 2021, compared with prepaid expenses and other assets of $78 million at December 31, 2020. The decrease in our prepaid expenses and other assets at June 30, 2021 was primarily attributable to decreases in our prepaid insurance premiums and income tax receivable balances.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2021 and December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020
Accounts payable	$1,061	$844
Compensation and other employee-related costs	113	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	154	95
Other accrued liabilities	321	375
Total current liabilities	$1,674	$1,442

Our accounts payable increased by $217 million (or 26%) to $1.1 billion at June 30, 2021, compared with accounts payable of $844 million at December 31, 2020. The increase in our accounts payable at June 30, 2021 was primarily attributable to higher raw materials inventories purchases in connection with higher sales volumes and the timing of payments to our vendors.

Our compensation and other employee-related costs increased by $6 million (or 6%) to $113 million at June 30, 2021, compared with compensation and other employee-related costs of $107 million at December 31, 2020. The increase in our compensation and other employee-related costs at June 30, 2021 was primarily attributable to increased accruals for payroll and performance-based employee compensation.

Our short-term and current maturities of long-term debt increased by $4 million (or 19%) to $25 million at June 30, 2021, compared with short-term and current maturities of long-term debt of $21 million at December 31, 2020. The increase in our short-term and current maturities of long-term debt at June 30, 2021 was primarily attributable to an increase in our finance lease liabilities.

Our current environmental remediation increased by $59 million (or 62%) to $154 million at June 30, 2021, compared with current environmental remediation of $95 million at December 31, 2020. The increase in our current environmental remediation at June 30, 2021 was primarily attributable to increased liabilities related to construction of the barrier wall and operation of the groundwater extraction and treatment system at Fayetteville.

Our other accrued liabilities decreased by $54 million (or 14%) to $321 million at June 30, 2021, compared with other accrued liabilities of $375 million at December 31, 2020. The decrease in our other accrued liabilities at June 30, 2021 was primarily attributable the payment of customer rebates, primarily during the first quarter of 2021, and the payment of contract termination fees in connection with construction work at our Mining Solutions facility in Gomez Palacio, Durango, Mexico.

The Chemours Company

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

(Dollars in millions)	Six Months Ended June 30, 2021
Net sales	$1,980
Gross profit	139
Loss before income taxes	(122)
Net loss	(78)
Net loss attributable to Chemours	(78)

(Dollars in millions)	June 30, 2021	December 31, 2020
Assets
Current assets (1,2,3)	$1,331	$1,057
Long-term assets (4)	3,891	4,288

Liabilities
Current liabilities (2)	$1,230	$1,298
Long-term liabilities	4,771	4,703
(1)	Current assets includes $305 million and $283 million of cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
(2)

Current assets includes $515 million and $236 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2021 and December 31, 2020, respectively. Current liabilities includes $216 million and $388 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2021 and December 31, 2020, respectively.

(3)

As of June 30, 2021 and December 31, 2020, $123 million and $33 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $825 million and $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at June 30, 2021 and December 31, 2020.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2021 and December 31, 2020, the total amounts outstanding under these programs were $218 million and $160 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At June 30, 2021 and December 31, 2020, our consolidated balance sheets include environmental remediation liabilities of $556 million and $390 million, respectively, relating to these matters, which, as discussed in further detail below, include $355 million and $194 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $680 million above the amount accrued at June 30, 2021. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2021 and December 31, 2020, the following table sets forth the sites that are the most significant.

(Dollars in millions)	June 30, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey	$27	$20
East Chicago, Indiana	11	11
Fayetteville Works, Fayetteville, North Carolina	355	194
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	15	12
All other sites	107	111
Total environmental remediation	$556	$390

The five sites listed above represent 81% and 72% of our total accrued environmental remediation liabilities at June 30, 2021 and December 31, 2020, respectively. For these five sites, we expect to spend, in the aggregate, $211 million over the next three years. For all other sites, we expect to spend $64 million over the next three years.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. In the first quarter of 2021, in connection with ongoing discussions with EPA and NJ DEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, we recorded adjustments of $7 million related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $11 million remained as of June 30, 2021. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the Company manufactures fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and fluoropolymer processing aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, NafionTM membranes, and the related polymer processing aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

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

The Chemours Company

In August 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023.

Following issuance of a National Pollutant Discharge Elimination System (“NPDES”) permit by NC DEQ on September 18, 2020, we began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. During the first quarter of 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, we received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. Along with our third-party service provider, we have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, along with our third-party service provider, we are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. These enhancements will, or may include, the construction of a holding pond, installation of new ultra-filtration units, a sediment trap to manage sediment flow in the stream channel, alternate equipment to remove solids created during water pretreatment, and enhancement of the carbon absorption system. An incremental $60 million was accrued in the three months ended June 30, 2021, representing approximately $3 million per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO.

Our estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum.

In the second quarter of 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for our major construction projects are typically reviewed at 30, 60 and 90% complete. Per the Addendum, a 60% design is required to be submitted to NC DEQ by August 15, 2021 for their review and approval. Additionally, applications for the necessary permits for the groundwater extraction system are expected to be submitted by that date. A 90% complete design is required to be submitted to NC DEQ by March 31, 2022 for their review and approval. In June 2021, we reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville.

The current planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation,  above the Cape Fear River as compared to the initial, conceptual design that was prepared in support of the CAP submission to NC DEQ on December 31, 2019, which addressed groundwater only. The CAP submission unit cost estimate was the principal basis of unit costs for our liability estimates through March 31, 2021. It was determined in the quarter ended June 30, 2021, based upon the 30% design information completed during the quarter, that there was significantly increased construction complexity and related vendor and other design costs to be incurred. For example, the steep slope of the revised construction site results in the depth of the wall increasing from the original estimates of approximately 65 feet to approximately 85 feet below ground along most of its length. Construction of approximately 64 pumping wells, a more than 50% increase from the conceptual design, are expected to be required to extract groundwater for treatment based on studies of groundwater flows that were completed in May 2021. The wells will also need to be drilled deeper into the ground based on the revised location. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides, will now be required for large, heavy construction equipment to access the barrier wall location safely. The estimated cost for construction as a result of these changes is based on contractor estimates provided in late May 2021. Together, all these modifications to the design resulted in an additional $49 million accrued for construction of the barrier wall in the quarter ended June 30, 2021.

The Chemours Company

The volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hours period per the Addendum) intercepted for treatment is estimated to be up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling completed in the second quarter of 2021. Until the pre-design investigation and groundwater modeling was complete, the volume of water captured for treatment was estimated to be approximately 1,200 gpm, and the pretreatment requirements to remove dissolved solids had not been determined. Hence, we determined in the second quarter of 2021 that construction of a larger treatment plant than previously considered in the conceptual design and previous cost estimates was required. Consistent with prior periods, we accrued 20 years of ongoing monitoring and maintenance for Fayetteville environmental remediation systems based on the CO and Addendum. The revised estimate to process higher volumes of groundwater than originally contemplated resulted in a change in estimate of $60 million being recorded in the quarter ended June 30, 2021 related to estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies, principally carbon and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

Accordingly, as discussed above, in the three months ended June 30, 2021, we revised in accordance with ASC 250 – Accounting Changes and Error Corrections, its estimated liability to comply with the CO and Addendum, and an incremental $49 million was accrued related to the construction of the barrier wall and an additional $60 million related to the future operation of the groundwater extraction and treatment system. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as we only capitalize environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence before the end of 2021. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At June 30, 2021, several significant uncertainties remain, principally related to an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. We believe that extension of the barrier wall along the Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum. Accordingly, we have increased the upper range of our cost estimates for the barrier wall and groundwater OM&M from $111 million at December 31, 2020 to $303 million at June 30, 2021, of which $173 million is already accrued. We have not accrued for the incremental costs in the upper range, including the extension of the barrier wall. Estimated costs for the barrier wall extension included in the upper range of the cost estimates is approximately $30 million.

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. The engineering design is expected to be approximately 60% complete in the third quarter of 2021, which will form the basis of a submission for the first approval by NC DEQ which we are required to be submit no later than August 15, 2021. Per the Addendum, the NC DEQ shall use best efforts to complete its review and notify us whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If we do not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, the Addendum specifies penalties of $0.15 million plus an additional $0.02 million per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, we have accrued $301 million and $140 million at June 30, 2021 and December 31, 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

The Chemours Company

It is possible that issues relating to site discharges in various transport pathways, the selection of remediation alternatives to achieve PFAS loading reductions, or the operating effectiveness of the TO could result in further litigation and/or regulatory demands with regards to Fayetteville, including potential permit modifications or penalties under the CO and the Addendum. It is also possible that, as additional data is collected on the transport pathways and dialogue continues with NC DEQ and other stakeholders, the type or extent of remediation actions required to achieve the objectives committed to in the CO may change (increase or decrease) or remediation activities could be delayed. If such issues arise, or if the CO is further amended, an additional loss is reasonably possible, but not estimable at this time. With respect to the Addendum, at this time, we believe that payment of any of the stipulated financial penalties for untimeliness or noncompliance is remote.

As of June 30, 2021, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $301 million and $54 million related to the estimated cost of on-site and off-site remediation, respectively. For the three and six months ended June 30, 2021, we accrued an additional $181 million and $192 million, respectively, of which $5 million and $10 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. Specific to our on-site and plant remediation at Fayetteville, we accrued $176 million and $182 million during the three and six months ended June 30, 2021, respectively.

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

The environmental accrual for USS Lead continues to include completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC, relating to modified Zone 1 development, and the EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential. During the three months ended June 30, 2021, we accrued an additional $3 million based on a remediation estimate provided by Industrial Development Advantage, LLC. We expect that our future costs for modified Zone 1 will be further contingent on the development of this area and implementation under the ROD Amendment, as well as any final allocation between PRPs.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees RAC (Risk Assessment Committee) and SEAC (Socio-economic Analysis Committees) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to adverse effects on our results of operations, financial condition, and cash flows.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to Chemours	$66	$24	$161	$124
Non-operating pension and other post-retirement employee benefit income	(2)	(1)	(5)	(1)
Exchange (gains) losses, net	(3)	(6)	5	19
Restructuring, asset-related, and other charges (1)	5	17	—	28
Gain on sales of assets and businesses	(2)	—	(2)	—
Natural disasters and catastrophic events (2)	3	—	19	—
Transaction costs	—	—	5	2
Legal and environmental charges (3,4)	195	1	208	12
Adjustments made to income taxes (5)	(10)	(2)	(10)	(22)
Benefit from income taxes relating to reconciling items (6)	(47)	(3)	(58)	(13)
Adjusted Net Income	205	30	323	149
Interest expense, net	47	53	97	107
Depreciation and amortization	79	82	163	160
All remaining provision for income taxes	35	1	51	7
Adjusted EBITDA	$366	$166	$634	$423

Weighted-average number of common shares outstanding - basic	166,168,550	164,648,103	165,912,089	164,448,226
Dilutive effect of our employee compensation plans	3,989,453	765,838	3,693,498	888,190
Weighted-average number of common shares outstanding - diluted	170,158,003	165,413,941	169,605,587	165,336,416

Per share data
Basic earnings per share of common stock	$0.40	$0.15	$0.97	$0.75
Diluted earnings per share of common stock	0.39	0.15	0.95	0.75
Adjusted basic earnings per share of common stock	1.23	0.18	1.95	0.91
Adjusted diluted earnings per share of common stock	1.20	0.18	1.90	0.90
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 4 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and six months ended June 30, 20221, legal charges include $25 million associated with our portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(4)

For the three and six months ended June 30, 2021, environmental charges include $169 million related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The six months ended June 30, 2020 includes $8 million in additional charges related to the approved final Consent Order associated with certain matters at Fayetteville. See “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

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

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$295	$155
Less: Purchases of property, plant, and equipment (1)	(127)	(167)
Free Cash Flows	$168	$(12)
(1)

The six months ended June 30, 2021 includes $22 million related to construction-in-progress assets acquired in exchange for the termination of a contract with a third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve months Ended June 30,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,090	$898
Less: Depreciation and amortization (1)	(321)	(315)
Adjusted EBIT	$769	$583

	As of June 30,
(Dollars in millions)	2021	2020
Total debt	$3,989	$4,346
Total equity	900	659
Less: Cash and cash equivalents	(1,139)	(1,031)
Invested capital, net	$3,750	$3,974
Average invested capital (2)	$3,834	$4,116

Return on Invested Capital	20%	14%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2021 and 2020.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of June 30,
(Dollars in millions)	2021	2020
Total debt principal	$4,020	$4,380
Less: Cash and cash equivalents	(1,139)	(1,031)
Total debt principal, net	$2,881	$3,349

	Twelve months Ended June 30,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,090	$898

Net Leverage Ratio	2.6	3.7
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2021 and 2020.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2021, we had 14 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $350 million, the fair value of which amounted to negative $1 million. At December 31, 2020, we had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 million, the fair value of which amounted to $3 million. We recognized a net gain of $9 million and a net loss of $11 million for the three and six months ended June 30, 2021, respectively, and net gains of $10 million and $4 million for the three and six months ended June 30, 2020, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2021, we had 156 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $119 million, the fair value of which amounted to $1 million. At December 31, 2020, we had 144 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101 million, the fair value of which amounted to negative $4 million. We recognized a pre-tax loss of $1 million and a pre-tax gain of $3 million for the three and six months ended June 30, 2021, respectively, and pre-tax loss of $1 million and a pre-tax gain of $1 million for the three and six months ended June 30, 2020, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2021, $1 million and $3 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2020, $2 million and $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $13 million and a pre-tax gain of $24 million for the three and six months ended June 30, 2021, respectively, and pre-tax losses of $18 million and $8 million for the three and six months ended June 30, 2020, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We enter into interest rate swaps under our cash flow hedge program, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $2 million. At December 31, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax loss of less than $1 million and a pre-tax gain of less than $1 million for the three and six months ended June 30, 2021, and pre-tax losses of $3 million for the three and six months ended June 30, 2020, within accumulated other comprehensive loss. For the three and six months ended June 30, 2021, $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for interest rate swaps during the three and six months ended June 30, 2020.

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

As of June 30, 2021, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chemours Company

Item 1A. RISK FACTORS

Except for the updated risk factor set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

We are subject to extensive environmental health and safety laws and regulations that may result in unanticipated loss or liability related to our current or past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability.

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

The Chemours Company

Our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. Refer to “Environmental Matters” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

As discussed in “Note 15 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other per- and polyfluoroalkyl substances (“PFAS”) from our Fayetteville Works site in North Carolina (“Fayetteville”) into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the current estimates. The final cost of the on-site barrier wall and groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees RAC (Risk Assessment Committee) and SEAC (Socio-economic Analysis Committees) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to adverse effects on our results of operations, financial condition, and cash flows.

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

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended June 30, 2021.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended April 30, 2021	-	$-	-	$428
Month ended May 31, 2021	-	-	-	428
Month ended June 30, 2021	423,273	35.08	423,273	413
Total	423,273	$35.08	423,273	$413
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.

(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

As of June 30, 2021, under the 2018 Share Repurchase Program, we have purchased a cumulative 15,669,272 shares of our issued and outstanding common stock, which amounted to $587 million at an average share price of $37.46 per share. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at June 30, 2021 was $413 million.

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
2.1

Purchase and Sale Agreement, dated as of July 26, 2021, by and between The Chemours Company and Manchester Acquisition Sub LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 26, 2021).

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

10.1

Employment Transition Agreement between Mark Vergnano and the Company, dated as of June 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 3, 2021).

10.2

Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue, dated July 13, 2021, by and among The Chemours Company, Corteva, Inc., E.I. du Pont De Nemours and Company, DuPont de Nemours, Inc, and the State of Delaware (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 13, 2021).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	July 30, 2021

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)