Form 10-Q
period 2021-09-30
Chemours Co
filed 2021-11-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 162,960,846 shares of common stock, $0.01 par value, outstanding at November 1, 2021.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,680	$1,233	$4,770	$3,631
Cost of goods sold	1,253	976	3,782	2,877
Gross profit	427	257	988	754
Selling, general, and administrative expense	124	112	433	347
Research and development expense	27	22	78	67
Restructuring, asset-related, and other charges	3	9	4	37
Total other operating expenses	154	143	515	451
Equity in earnings of affiliates	12	4	32	19
Interest expense, net	(45)	(53)	(142)	(160)
Loss on extinguishment of debt	(20)	—	(20)	—
Other income (expense), net	11	(5)	31	(6)
Income before income taxes	231	60	374	156
Provision for (benefit from) income taxes	17	(16)	(1)	(44)
Net income	214	76	375	200
Net income attributable to Chemours	$214	$76	$375	$200
Per share data
Basic earnings per share of common stock	$1.30	$0.46	$2.26	$1.22
Diluted earnings per share of common stock	1.27	0.46	2.21	1.21

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$214			$76
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$21	$(6)	15	$(32)	$8	(24)
Unrealized gain (loss) on cash flow hedge	2	—	2	(2)	—	(2)
Reclassifications to net income - cash flow hedge	1	—	1	(1)	—	(1)
Hedging activities, net	24	(6)	18	(35)	8	(27)
Cumulative translation adjustment	(36)	—	(36)	59	—	59
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain	—	—	—	1	—	1
Prior service cost	—	—	—	(1)	—	(1)
Curtailment gain	—	—	—	4	(1)	3
Effect of foreign exchange rates	2	—	2	(3)	—	(3)
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	2	(1)	1
Amortization of prior service gain	—	—	—	(1)	—	(1)
Settlement loss	—	—	—	1	—	1
Defined benefit plans, net	$4	$—	4	$3	$(2)	1
Other comprehensive (loss) income			(14)			33
Comprehensive income			200			109
Comprehensive income attributable to Chemours			$200			$109

	Nine Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$375			$200
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$45	$(11)	34	$(40)	$10	(30)
Unrealized gain (loss) on cash flow hedge	5	(1)	4	(4)	1	(3)
Reclassifications to net income - cash flow hedge	5	(1)	4	(5)	1	(4)
Hedging activities, net	55	(13)	42	(49)	12	(37)
Cumulative translation adjustment	(71)	—	(71)	(19)	—	(19)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net gain	—	—	—	1	—	1
Prior service cost	—	—	—	(1)	—	(1)
Curtailment gain	—	—	—	4	(1)	3
Effect of foreign exchange rates	4	—	4	(4)	—	(4)
Reclassifications to net income:
Amortization of actuarial loss	6	(1)	5	6	(1)	5
Amortization of prior service gain	(2)	—	(2)	(2)	—	(2)
Settlement loss	—	—	—	1	—	1
Defined benefit plans, net	$8	$(1)	7	$5	$(2)	3
Other comprehensive loss			(22)			(53)
Comprehensive income			353			147
Comprehensive income attributable to Chemours			$353			$147

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,031	$1,105
Accounts and notes receivable, net	831	511
Inventories	1,016	939
Prepaid expenses and other	81	78
Assets held for sale	412	—
Total current assets	3,371	2,633
Property, plant, and equipment	9,207	9,582
Less: Accumulated depreciation	(6,080)	(6,108)
Property, plant, and equipment, net	3,127	3,474
Operating lease right-of-use assets	213	236
Goodwill, net	102	153
Other intangible assets, net	8	14
Investments in affiliates	190	167
Restricted cash and restricted cash equivalents	100	—
Other assets	419	405
Total assets	$7,530	$7,082
Liabilities
Current liabilities:
Accounts payable	$1,085	$844
Compensation and other employee-related cost	139	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	161	95
Other accrued liabilities	361	375
Liabilities held for sale	8	—
Total current liabilities	1,779	1,442
Long-term debt, net	3,829	4,005
Operating lease liabilities	176	194
Long-term environmental remediation	395	295
Deferred income taxes	57	36
Other liabilities	295	295
Total liabilities	6,531	6,267
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 191,437,408 shares issued and 163,646,920 shares outstanding at September 30, 2021; 190,239,883 shares issued and 164,920,648 shares outstanding at December 31, 2020)	2	2
Treasury stock, at cost (27,790,488 shares at September 30, 2021; 25,319,235 and December 31, 2020)	(1,152)	(1,072)
Additional paid-in capital	926	890
Retained earnings	1,554	1,303
Accumulated other comprehensive loss	(332)	(310)
Total Chemours stockholders’ equity	998	813
Non-controlling interests	1	2
Total equity	999	815
Total liabilities and equity	$7,530	$7,082

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2020	189,551,590	$2	25,319,235	$(1,072)	$872	$1,290	$(435)	$2	$659
Common stock issued - compensation plans	2,578	—	—	—	—	—	—	—	—
Exercise of stock options, net	218,042	—	—	—	4	—	—	—	4
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Net income	—	—	—	—	—	76	—	—	76
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive income	—	—	—	—	—	—	33	—	33
Balance at September 30, 2020	189,772,210	$2	25,319,235	$(1,072)	$879	$1,325	$(402)	$2	$734

Balance at July 1, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900
Common stock issued - compensation plans	94,003	—	(39,554)	2	(2)	—	—	—	—
Exercise of stock options, net	227,796	—	—	—	5	—	—	—	5
Purchases of treasury stock, at cost	—	—	2,087,534	(67)	—	—	—	—	(67)
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	214	—	—	214
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—		(41)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Balance at September 30, 2021	191,437,408	$2	27,790,488	$(1,152)	$926	$1,554	$(332)	$1	$999

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	222,207	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	656,525	—	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	200	—	—	200
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(123)	—	—	(123)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	—	—	(53)	—	(53)
Balance at September 30, 2020	189,772,210	$2	25,319,235	$(1,072)	$879	$1,325	$(402)	$2	$734

Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	248,315	—	(39,554)	2	(1)	(1)	—	—	—
Exercise of stock options, net	949,210	—	—	—	15	—	—	—	15
Purchases of treasury stock, at cost	—	—	2,510,807	(82)	—	—	—	—	(82)
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	375	—	—	375
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(123)	—	—	(123)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Balance at September 30, 2021	191,437,408	$2	27,790,488	$(1,152)	$926	$1,554	$(332)	$1	$999

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$375	$200
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	242	240
Gain on sales of assets and businesses	(2)	—
Equity in earnings of affiliates, net	(31)	(16)
Loss on extinguishment of debt	20	—
Amortization of debt issuance costs and issue discounts	6	7
Deferred tax benefit	(55)	(105)
Asset-related charges	—	16
Stock-based compensation expense	24	12
Net periodic pension cost	5	9
Defined benefit plan contributions	(12)	(17)
Other operating charges and credits, net	21	(11)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(343)	97
Inventories and other operating assets	(78)	111
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	434	(89)
Cash provided by operating activities	606	454
Cash flows from investing activities
Purchases of property, plant, and equipment	(194)	(214)
Proceeds from life insurance policies	1	—
Foreign exchange contract settlements, net	(9)	14
Cash used for investing activities	(202)	(200)
Cash flows from financing activities
Proceeds from issuance of debt	650	—
Proceeds from accounts receivable securitization facility	—	12
Proceeds from revolving loan	—	300
Repayments on revolving loan	—	(300)
Debt repayments	(784)	(140)
Payments related to extinguishment of debt	(18)	—
Payments on finance leases	(8)	(4)
Payments of debt issuance cost	(8)	—
Deferred acquisition-related consideration	—	(10)
Purchases of treasury stock, at cost	(80)	—
Proceeds from exercised stock options, net	15	9
Payments related to tax withholdings on vested stock awards	(2)	(2)
Payments of dividends to the Company's common shareholders	(123)	(123)
Distributions to non-controlling interest shareholders	(1)	(4)
Cash used for financing activities	(359)	(262)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(19)	21
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	26	13
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,105	943
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$1,131	$956

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$44	$25
Non-cash financing arrangements	—	15
Treasury Stock repurchased, not settled	2	—

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

Considerations related to the novel coronavirus disease (“COVID-19”)

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in its “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2020. Other than the policies below, there have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups as held for sale in the period when the following held for sale criteria are met: (i) the Company commits to a plan to sell; (ii) the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale is probable within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. The Company ceases depreciation, amortization, and interest for a disposal group upon it being classified as held for sale.

Restricted Cash and Restricted Cash Equivalents

The Company classifies cash and cash equivalents that are legally or contractually restricted for withdrawal or usage as restricted cash and restricted cash equivalents. At September 30, 2021, the restricted cash and restricted cash equivalents balance of $100 includes cash and cash equivalents deposited in an escrow account as per the terms of the Company’s Memorandum of Understanding (“MOU”) agreement which is further discussed in “Note 16 – Commitments and Contingent Liabilities”.

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). The amendments in this update provide optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. ASU No. 2020-04 is effective March 12, 2020 through December 31, 2022. The Company does not expect the impacts of adopting ASU No. 2020-04 to be material to its financial position, results of operations and cash flows.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

Mining Solutions Business Held for Sale

On July 26, 2021, the Company entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell the Mining Solutions business of its Chemical Solutions segment for cash consideration of approximately $520 (the “Mining Solutions Transaction”). The Mining Solutions Transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. The Company expects to recognize a pre-tax gain on this transaction at closing, which we expect to occur in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals.

At September 30, 2021, total assets and liabilities associated with the Mining Solutions business disposal group of $412 and $8, respectively, met the held for sale criteria. Included in the assets held for sale at September 30, 2021 is $51 of goodwill reclassified from the Chemical Solutions segment. There were no assets or liabilities classified as held for sale at December 31, 2020. During the nine months ended September 30, 2021, the Company did not recognize an impairment associated with classifying the Mining Solutions business as held for sale as the expected proceeds from the sale of the disposal group less estimated costs to sell exceeded the carrying value of the net assets held for sale.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the carrying amounts of major classes of assets and liabilities classified as held for sale related to the sale of the Mining Solutions business at September 30, 2021.

September 30, 2021
Accounts and notes receivable, net	$26
Inventories	24
Property, plant, and equipment	481
Less: Accumulated depreciation	(185)
Property, plant, and equipment, net	296
Operating lease right-of-use assets	7
Goodwill	51
Other assets	8
Assets held for sale	$412

September 30, 2021
Other accrued liabilities	$3
Operating lease liabilities	5
Liabilities held for sale	$8

In connection with the held for sale classification, the Company recorded an income tax benefit of $10 related to the release of a valuation allowance on a certain foreign subsidiary’s deferred tax assets. The Company has evaluated all available positive and negative evidence, including the impact of the sale of the Mining Solutions business, as well as the future projections of profitability for the entity post sale. As a result, the Company determined that all of its deferred tax assets related to the certain foreign subsidiary are more likely than not to be realized and accordingly reversed the valuation allowance against those deferred tax assets.

The sale of the Mining Solutions business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

In connection with the sale transaction, the Company recognized costs to sell of $2 and $11 for the three and nine months ended September 30, 2021, respectively, which are recorded in selling, general, and administrative expenses within the Interim Consolidated Statements of Operations. Through September 30, 2021, the Company has incurred, in the aggregate, charges related to costs to sell of $12 primarily consisting of legal, audit and consulting fees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales by geographic region (1)
North America:
Titanium Technologies	$275	$203	$730	$571
Thermal & Specialized Solutions	171	151	486	415
Advanced Performance Materials	123	82	363	312
Chemical Solutions	55	52	138	158
Total North America	624	488	1,717	1,456
Asia Pacific:
Titanium Technologies	288	185	804	539
Thermal & Specialized Solutions	42	38	129	98
Advanced Performance Materials	158	104	448	330
Chemical Solutions	6	4	18	17
Total Asia Pacific	494	331	1,399	984
Europe, the Middle East, and Africa:
Titanium Technologies	229	135	626	382
Thermal & Specialized Solutions	67	75	243	235
Advanced Performance Materials	62	42	197	152
Chemical Solutions	4	6	13	17
Total Europe, the Middle East, and Africa	362	258	1,079	786
Latin America (2):
Titanium Technologies	116	89	330	219
Thermal & Specialized Solutions	38	29	104	84
Advanced Performance Materials	13	12	43	31
Chemical Solutions	33	26	98	71
Total Latin America	200	156	575	405
Total net sales	$1,680	$1,233	$4,770	$3,631

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$908	$612	$2,490	$1,711
Thermal & Specialized Solutions:
Refrigerants	244	229	756	667
Foam, propellants, and other	74	64	206	165
Advanced Performance Materials:
Fluoropolymers and advanced materials	356	240	1,051	825
Chemical Solutions:
Mining solutions	72	53	193	150
Performance chemicals and intermediates	26	35	74	113
Total net sales	$1,680	$1,233	$4,770	$3,631
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$752	$449
Deferred revenue	7	12
Customer rebates	69	69
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $5 and $7 at September 30, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2021 were not significant. For the three and nine months ended September 30, 2021, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of September 30, 2021 or December 31, 2020.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2021, Chemours had $76 of remaining performance obligations. The Company expects to recognize approximately 19% of its remaining performance obligations as revenue in 2021, approximately an additional 21% as revenue in 2022, and the balance thereafter. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2021 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring and other charges:
Employee separation charges	$—	$3	$(2)	$18
Decommissioning and other charges	3	1	6	3
Total restructuring and other charges	3	4	4	21
Asset-related charges	—	5	—	16
Total restructuring, asset-related, and other charges	$3	$9	$4	$37

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring charges:
Plant and product line closures:
Chemical Solutions	$2	$1	$11	$4
Corporate and Other	—	—	—	1
Total plant and product line closures	2	1	11	5
2017 Restructuring Program:
Corporate and Other	—	—	—	(1)
Total 2017 Restructuring Program	—	—	—	(1)
2019 Restructuring Program:
Thermal & Specialized Solutions	—	—	—	1
Advanced Performance Materials	—	—	—	2
Total 2019 Restructuring Program	—	—	—	3
2020 Restructuring Program:
Titanium Technologies	—	—	—	3
Thermal & Specialized Solutions	—	—	—	1
Advanced Performance Materials	—	1	(1)	3
Chemical Solutions	—	—	—	1
Corporate and Other	—	2	—	6
Total 2020 Restructuring Program	—	3	(1)	14
Total restructuring charges	2	4	10	21
Asset-related charges:
Advanced Performance Materials	—	5	—	5
Chemical Solutions	—	—	—	7
Corporate and Other	—	—	—	4
Total asset-related charges	—	5	—	16
Other charges:
Advanced Performance Materials	—	—	1	—
Chemical Solutions	1	—	(7)	—
Total other charges	1	—	(6)	—
Total restructuring, asset-related, and other charges	$3	$9	$4	$37

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Charges

In connection with the construction work at the Mining Solutions facility in Gomez Palacio, Durango, Mexico, the Company had previously entered into an agreement with a third-party services provider. In the fourth quarter of 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to probable contract termination fees, as well as immediate recognition of $11 of other related prepaid costs, for a total of $37 in Other Charges. During the first quarter of 2021, the Company and the third-party services provider reached an agreement to terminate the contractual relationship resulting in a payment of $26 for the aforementioned contract termination fees and, in exchange, the Company received title to approximately $22 of assets classified as construction-in-process, of which only approximately $9 are expected to be used by the Company when construction resumes. Accordingly, approximately $13 was recognized in impairment charges in the first quarter of 2021, offset by $22 of the liability recorded in the fourth quarter of 2020 being reversed in the first quarter of 2021, resulting in a net $9 gain in Other Charges. Additionally, during the second quarter of 2021, the Company incurred $2 of freight charges associated with transportation of the impaired assets. In the third quarter of 2021, the Company incurred an additional $1 of freight charges associated with the transportation of the impaired assets.

Plant and Product Line Closures and Asset-related Charges

Advanced Performance Materials

In the third quarter of 2020, in connection with various property, plant, and equipment and other asset impairments, the Company recorded asset-related charges of $5, all of which relate to Advanced Performance Materials.

Chemical Solutions

In the fourth quarter of 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. The Company recorded additional dismantling-related charges of less than $1 and $2 for the three and nine months ended September 30, 2021, respectively, and $1 and $2 for the three and nine months ended September 30, 2020, respectively. The Company expects to incur and spend approximately $2 related to additional restructuring charges for similar activities by the end of 2022, all of which relate to Chemical Solutions. Through September 30, 2021, the Company has incurred, in the aggregate, $42 in restructuring charges related to these activities, excluding asset-related charges.

In the second quarter of 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business was not core to the Company’s future strategy, and production was ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, during the nine months ended September 30, 2020, the Company recorded asset-related charges of $10 and employee separation-related liabilities of $2. Furthermore, the Company recorded decommissioning and dismantling-related charges of $2 and $10 for the three and nine months ended September 30, 2021, respectively. At September 30, 2021 and December 31, 2020 $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021. The Company expects to incur approximately $3 in additional restructuring charges related to decommissioning, dismantling, and other costs in connection with the exit of its Pascagoula site by the end of 2021, all of which relate to Chemical Solutions. The future net cash outflows associated with these exit costs are not expected to be material.

Corporate and Other

In the first quarter of 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from EID and never used in Chemours’ operations. The Company recorded additional decommissioning and dismantling-related charges of $1 for the nine months ended September 30, 2020 . Through September 30, 2021, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities. The Company does not currently expect to incur additional charges related to these activities at its Chambers Works site through the end of 2021, and any remaining future charges and cash outflows associated with these activities are not expected to be material.

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

The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at September 30, 2021. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In the third quarter of 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. Through September 30, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2019 Restructuring Program amounted to $25, the majority of which was incurred in the third and fourth quarters of 2019. The Company believes that it has completed incurring severance costs for this program. At September 30, 2021 and December 31, 2020, $1 and $2 remained as an employee separation-related liability, respectively, and the remaining severance payments are expected to be made by the end of 2021.

2020 Restructuring Program

In the first quarter of 2020, management initiated the first phase of a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. A second phase of this program was initiated in the third quarter of 2020. Through September 30, 2021, the cumulative amount incurred, in the aggregate, for the Company’s 2020 Restructuring Program amounted to $12 and the Company has substantially completed all actions related to this program.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2021.

	Chemical Solutions Site Closures	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at December 31, 2020	$2	$2	$3	$7
Charges (credits) to income	(1)	—	(1)	(2)
Payments	—	(1)	(2)	(3)
Balance at September 30, 2021	$1	$1	$—	$2

At September 30, 2021, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing, contract services, and miscellaneous income	$4	$2	$16	$11
Royalty income (1)	1	1	8	9
Gain on sales of assets and businesses	1	—	2	—
Exchange gains (losses), net (2)	3	(9)	(2)	(28)
Non-operating pension and other post-retirement employee benefit income (3)	2	1	7	2
Total other income (expense), net	$11	$(5)	$31	$(6)
(1)	Royalty income for the periods ended September 30, 2021 and 2020 is primarily from technology licensing.
(2)	Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to Chemours	$214	$76	$375	$200
Denominator:
Weighted-average number of common shares outstanding - basic	165,113,024	164,762,621	165,627,861	164,556,139
Dilutive effect of the Company’s employee compensation plans	3,841,670	1,851,050	3,742,889	1,209,143
Weighted-average number of common shares outstanding - diluted	168,954,694	166,613,671	169,370,750	165,765,282

Basic earnings per share of common stock	$1.30	$0.46	$2.26	$1.22
Diluted earnings per share of common stock	1.27	0.46	2.21	1.21

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average number of stock options	1,499,648	1,676,765	1,501,344	4,607,057

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Accounts receivable - trade, net (1)	$752	$449
VAT, GST, and other taxes (2)	53	49
Other receivables (3)	26	13
Total accounts and notes receivable, net	$831	$511
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and less than $1 and is net of allowances for doubtful accounts of $5 and $7 at September 30, 2021 and December 31, 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) from various jurisdictions.
(3)

Other receivables consist of derivative instruments, advances, other deposits, and $15 at September 30, 2021 due under the terms of the MOU which is further discussed in “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 for the three and nine months ended September 30, 2021, and $2 for the three and nine months ended September 30, 2020.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Finished products	$625	$579
Semi-finished products	166	180
Raw materials, stores, and supplies	472	433
Inventories before LIFO adjustment	1,263	1,192
Less: Adjustment of inventories to LIFO basis	(247)	(253)
Total inventories	$1,016	$939

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $570 and $585 (or 45% and 49%, respectively) of inventories before the LIFO adjustments at September 30, 2021 and December 31, 2020, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Equipment	$7,614	$7,816
Buildings	1,171	1,198
Construction-in-progress	278	421
Land	108	111
Mineral rights	36	36
Property, plant, and equipment	9,207	9,582
Less: Accumulated depreciation	(6,080)	(6,108)
Total property, plant, and equipment, net	$3,127	$3,474

Property, plant, and equipment, net included gross assets under finance leases of $102 and $86 at September 30, 2021 and December 31, 2020, respectively.

Depreciation expense amounted to $76 and $234 for the three and nine months ended September 30, 2021 respectively, and $77 and $234 for the three and nine months ended September 30, 2020, respectively.

Note 11. Investments in Affiliates

The Company uses the equity method of accounting for its investments in and earnings of affiliates. The Company considers whether the fair value of any of its equity method investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considers any such decline to be other than temporary, based on various factors, a write-down would be recorded to the estimated fair value. The Company engages in transactions with its equity method investees in the ordinary course of business. The Net sales to the Company’s equity method investees amounted to $41 and $114 for the three and nine months ended September 30, 2021, respectively, and $21 and $68 for the three and nine months ended September 30, 2020, respectively. Purchases from the Company’s equity method investees amounted to $46 and $133 for the three and nine months ended September 30, 2021, respectively, and $38 and $107 for the three and nine months ended September 30, 2020, respectively. The Company also received less than $1 and $1 in dividends from its equity method investees for the three and nine months ended September 30, 2021, respectively, and less than $1 and $4 for the three and nine months ended September 30, 2020, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Capitalized repair and maintenance costs	$153	$198
Pension assets (1)	84	79
Deferred income taxes	158	95
Miscellaneous	24	33
Total other assets	$419	$405
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Employee separation costs	$3	$7
Accrued litigation (1)	36	37
Asset retirement obligations (2)	14	13
Income taxes	75	64
Customer rebates	69	69
Deferred revenue	2	7
Accrued interest	40	18
Operating lease liabilities	49	57
Miscellaneous (3)	73	103
Total other accrued liabilities	$361	$375
(1)	Represents the current portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(2)	Represents the current portion of asset retirement obligations. The movements of which are discussed further in “Note 15 – Other Liabilities”.
(3)	Miscellaneous primarily includes accruals related to utility expenses, property taxes, an indemnification liability and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$845	$875
Tranche B-2 euro term loan due April 2025 (€338 at September 30, 2021 and €340 at December 31, 2020)	394	417
Senior unsecured notes:
7.000% due May 2025	—	750
4.000% due May 2026 (€450 at September 30, 2021 and December 31, 2020)	526	551
5.375% due May 2027	500	500
5.750% due November 2028	800	800
4.625% due November 2029	650	—
Finance lease liabilities	82	74
Financing obligation (1)	93	94
Total debt principal	3,890	4,061
Less: Unamortized issue discounts	(6)	(7)
Less: Unamortized debt issuance costs	(30)	(28)
Less: Short-term and current maturities of long-term debt	(25)	(21)
Total long-term debt, net	$3,829	$4,005
(1)

At September 30, 2021 and December 31, 2020, financing obligation includes $93 and $94, respectively, in connection with the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). On October 7, 2021, the Company entered into an amendment to the Credit Agreement (“Credit Agreement Amendment”) to, among other things, increase the aggregate commitment amount under the Revolving Credit Facility to $900 and extend the stated maturity date to October 7, 2026 (from April 3, 2023). The Credit Agreement is subject to a springing maturity in the event that the senior secured term loans due April 2025 and the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

No borrowings were outstanding under the Revolving Credit Facility at September 30, 2021 and December 31, 2020. The Company made term loan repayments of $3 and $10 for the three and nine months ended September 30, 2021, and 2020, respectively. During the second quarter 2021, the Company repurchased through open market transactions an aggregate principal amount of $20 of its senior secured term loans for $20 in cash. In July 2021, the Company repurchased additional term loan principal amounting to $4. Chemours also had $108 and $102 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the effective interest rates on the class of term loans denominated in U.S. dollars and the class of term loans denominated in euros were 1.8% and 2.5%, respectively. Also, at September 30, 2021, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

Senior Unsecured Notes

Senior Unsecured Notes Due November 2029

On August 18, 2021, the Company issued a $650 aggregate principal amount of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”) in an offering that was exempt from the registration requirements of the Securities Act. The 2029 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $642, net of underwriting fees and other related expenses of $8, which are deferred and amortized to interest expense using the effective interest method over the term of the 2029 Notes. The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, its $750 7.000% senior notes due May 2025, denominated in U.S dollars (“2025 Notes”). In connection with the purchase and redemption of the 2025 Notes, the Company incurred a loss on extinguishment of $20 for the three and nine months ended September 30, 2021.

The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $100. The guarantees of the 2029 Notes will rank equally with all other senior indebtedness of the guarantors. The 2029 Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2029 Notes. The 2029 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2029 Notes, the Company is obligated to offer to purchase the 2029 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to November 15, 2024, the Company may redeem the 2029 Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, up to, but excluding the redemption date, and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104.625% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. On or after November 15, 2024, the Company may redeem the 2029 Notes at specified redemption prices. The Company may also redeem some or all of the 2029 Notes by means other than a redemption, including tender offer and open market repurchases.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2025 Notes Tender Offer and Redemption

On August 4, 2021, the Company commenced an all-cash tender offer to purchase any and all of the outstanding 2025 Notes for a purchase price of $1,025.00 per $1,000.00 of principal amount through an early tender deadline of August 17, 2021, and $995.00 per $1,000.00 of principal amount thereafter, through August 31, 2021, the tender expiration date, plus any accrued and unpaid interest thereon (the “2025 Notes Tender Offer”). In connection with the 2025 Notes Tender Offer, the Company received consents from the holders of a majority of the aggregate principal amount of the 2025 Notes to amend certain provisions of the indenture governing the 2025 Notes, thereby allowing the Company to call and redeem the remaining 2025 Notes outstanding upon two business days’ notice to the noteholders (the “2025 Notes Redemption”) (collectively, the “2025 Notes Tender Offer and Redemption”). The Company completed the 2025 Notes Tender Offer and Redemption on August 20, 2021 for an aggregate purchase price of $782, inclusive of an early participation premium of $18 and accrued interest of $14. The 2025 Notes Tender Offer and Redemption was funded with the proceeds from the offering of the 2029 Notes and cash on hand.

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

On March 5, 2021, the Company, through the SPE, entered into an amendment (the “First Amendment”) to its Amended Purchase Agreement (the “Amended Purchase Agreement”) to, among other things, extend the term of the Amended Purchase Agreement (as amended by the First Amendment), such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2023 or another event that constitutes a “Termination Date” under the Amended Purchase Agreement (as amended by the First Amendment). The First Amendment also increases the facility limit under the arrangement from $125 to $150. As of September 30, 2021, the Securitization Facility is fully utilized.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2021, the Company received $331 and $947 of cash collections on receivables sold under the Securitization Facility, respectively, following which it sold and derecognized $331 and $972 of incremental accounts receivable, respectively. During the three and nine months ended September 30, 2020, the Company received $289 and $646, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $292 and $646, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $142 and $33 at September 30, 2021 and December 31, 2020, respectively. The Company incurred $1 and $2 of servicing and other fees associated with the Securitization Facility during the three and nine months ended September 30, 2021, respectively, and, less than $1 and $1 during the three and nine months ended September 30, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2021	$3
2022	13
2023	13
2024	13
2025	1,197
Thereafter	2,476
Total principal maturities on debt	$3,715

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$845	$828	$875	$862
Tranche B-2 euro term loan due April 2025 (€338 at September 30, 2021 and €340 at December 31, 2020)	394	392	417	413
Senior unsecured notes:
7.000% due May 2025	—	—	750	774
4.000% due May 2026 (€450 at September 30, 2021 and December 31, 2020)	526	538	551	551
5.375% due May 2027	500	540	500	536
5.750% due November 2028	800	840	800	821
4.625% due November 2029	650	638	—	—
Total senior debt	3,715	$3,776	3,893	$3,957
Less: Unamortized issue discounts	(6)		(7)
Less: Unamortized debt issuance costs	(30)		(28)
Total senior debt, net	$3,679		$3,858

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Employee-related costs (1)	$104	$108
Accrued litigation (2)	52	51
Asset retirement obligations (3)	63	63
Deferred revenue	5	5
Miscellaneous (4)	71	68
Total other liabilities	$295	$295
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(3)

Represents the long-term portion of asset retirement obligations, which totaled $77 and $76 when combined with the current portion at September 30, 2021 and December 31, 2020, respectively, as disclosed in “Note 13 – Other Accrued Liabilities”. For the nine months ended September 30, 2021, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense are not material.

(4)	Miscellaneous primarily includes an accrued indemnification liability of $34 and $37 at September 30, 2021 and December 31, 2020, respectively.

Note 16. Commitments and Contingent Liabilities

Litigation Overview

In addition to the matters discussed below, the Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of EID prior to the Separation, is subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. Except as noted below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s financial position, results of operations, or cash flows. Disputes between Chemours and EID may arise regarding indemnification matters, including disputes based on matters of law or contract interpretation. Should disputes arise, they could materially adversely affect Chemours.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. For the three and nine months ended September 30, 2021, the Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $30 and $72, respectively, half of which is subject to recovery from DuPont and Corteva. In the three and nine months ended September 30, 2021, the Company recognized $21 of Qualified Spend recovery from DuPont and Corteva, associated with the Company’s Qualified Spend for the first and second quarters of 2021.  The $30 of Qualified Spend expenditures in the third quarter of 2021 is subject to review. A receivable will be recorded upon completion of that review process.

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

In order to support and manage the payments for potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into an escrow account in September 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at September 30, 2021. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

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

The following table sets forth the components of the Company’s accrued litigation at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Asbestos	$34	$34
PFOA (1)	22	50
All other matters (2)	32	4
Total accrued litigation	$88	$88
(1)

At December 31, 2020, PFOA includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio, which was paid during the first and second quarters of 2021.

(2)

At September 30, 2021, all other matters includes $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2021 and December 31, 2020.

	Balance Sheet Location	September 30, 2021	December 31, 2020
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 13)	$36	$37
Long-term accrued litigation	Other liabilities (Note 15)	52	51
Total accrued litigation		$88	$88
(1)

At September 30, 2021, current accrued litigation includes $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 16 – Commitments and Contingent Liabilities”. At December 31, 2020, current accrued litigation includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio, which was paid during the first and second quarters of 2021.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At September 30, 2021 and December 31, 2020, there were approximately 1,000 and 1,100 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At September 30, 2021 and December 31, 2020, Chemours had an accrual of $34 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2021 and December 31, 2020, there were 20 and 17 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

PFOA

Chemours does not, and has never, used “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a polymer processing aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at Fayetteville and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

At September 30, 2021 and December 31, 2020, Chemours maintained accruals of $22 and $21, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (“EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (“NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with the EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2021, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $22 and $21 was accrued for these matters at September 30, 2021 and December 31, 2020, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs. For more information on this matter refer to “Litigation Overview” within this “Note 16 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 then filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs were resolved for approximately $83 (the “Second MDL Settlement”). Chemours contributed approximately $29, and DuPont and Corteva each contributed approximately $27 to the Second MDL Settlement. During the nine months ended September 30, 2021, Chemours made payments of $29 associated with the Second MDL Settlement, which was accrued as of December 31, 2020.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 1,700 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). Upon conclusion of Tier Two discovery, one of the three water provider cases will be selected for the first bellwether trial, with the case being called for jury selection and/or trial on or after January 1, 2023.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, and Pennsylvania have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources. The lawsuits include counts for fraudulent transfer.

Chemours has engaged with the State of Delaware regarding potential similar causes of action for PFAS and other contaminants. On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, the companies shall make a payment in the total amount of $50 to the State of Delaware, which shall be treated as Qualified Spend under the MOU, of which Chemours shall contribute $25, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. The Company will make its portion of the contribution following the establishment of the Trust by the state. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. At this time, the Company has concluded the probability of loss as to any supplemental payment(s) under the settlement agreement to be remote.

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

Since August 2019, 13 Long Island water suppliers have filed lawsuits in New York federal court against defendants including EID and Chemours regarding alleged PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed.  The complaints allege products liability, negligence, nuisance, trespass, and fraudulent transfer. Plaintiffs seek declaratory and injunctive relief, as well as compensatory and punitive damages.

Since November 2019, eight lawsuits representing approximately 50 residents have been filed against EID, Chemours, and other defendants alleging that they are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. Plaintiffs have claims including medical monitoring, property value diminution, trespass, punitive damages, and personal injury. The lawsuits are pending in New Jersey federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2020, 11 southern California public water systems filed a lawsuit in California state court against several defendants, including EID and Chemours, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The complaint alleges products liability, negligence, nuisance, trespass, state law claims, and fraudulent transfer. Plaintiffs seek injunctive relief, as well as compensatory and punitive damages. The case has been removed to federal court and remanded back to state court.

In February 2021, the City of Corona, California and the Corona Utility Authority filed a lawsuit in California state court against several defendants, including Chemours and DuPont, alleging manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The lawsuit alleges product liability, negligence, nuisance, trespass, state law claims and fraudulent transfer. Plaintiff seeks injunctive relief, as well as compensatory and punitive damages. The case was removed to federal court and then remanded back to state court.

In October 2021, the Atascadero Mutual Water Company in San Luis Obispo County, California filed a lawsuit in California state court against defendants, including EID and Chemours, alleging damages to drinking water supply from PFAS releases, including PFOA and PFOS, into the environment. The lawsuit alleges products liability, negligence, nuisance, trespass, fraudulent concealment of discharge and state statutory claims. Plaintiff seeks compensatory and statutory damages, including for repair, restoration and abatement of pollution, declaratory and injunctive relief, punitive damages, and attorney fees.

In April 2021, Chemours, along with DuPont and Corteva entities, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours is reviewing the summons and preparing a statement of defense to be filed in the fourth quarter of 2021. At this time, management believes that a loss related to this matter is remote.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the West Virginia Department of Environmental Protection (“WV DEP”). In connection with actions being taken by Chemours to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, Chemours submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, the EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. Chemours is reviewing the objections with WV DEP and will seek to resolve EPA’s objections. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, the NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. The Directives are: (i) a state-wide PFAS Directive issued to EID, DowDuPont, DuPont Specialty Products USA (“DuPont SP USA”), Solvay S.A., 3M, and Chemours seeking a meeting to discuss future costs for PFAS-related costs incurred by the NJ DEP and establishing a funding source for such costs by the Directive recipients, and information relating to historic and current use of certain PFAS compounds; and, (ii) a Pompton Lakes Natural Resources Damages Directive to EID and Chemours demanding $0.1 to cover the cost of preparation of a natural resource damage assessment plan and access to related documents.

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

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against EID by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved. In one of the six lawsuits, pursuant to a March 2021 court decision, there are no current pending claims against EID or Chemours. In three of the other lawsuits, pursuant to August 2021 and September 2021 court decisions, the court granted defendants’ motion to dismiss and plaintiffs may file a motion for leave to file an amended complaint.

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

Commencing in July 2020, follow-on derivative lawsuits were filed by individual shareholders in Delaware courts against Chemours, its directors, and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims. On November 1, 2021, those derivative lawsuits filed in the Delaware Court of Chancery were dismissed in their entirety. The dismissal is subject to appeal.

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

Mining Solutions Facility Construction Stoppage

The Company has a Mining Solutions facility in Gomez Palacio, Durango, Mexico, currently under construction and is included in the Mining Solutions Transaction. In connection with the construction of the facility:

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

At September 30, 2021 and December 31, 2020, the Company had $157 and $146 of long-lived assets under construction at the facility, all of which were classified as held for sale at September 30, 2021.

Ore Feedstock Contract Dispute

In July 2020, Iluka Resources Limited, one of the Company’s suppliers of ore feedstock, commenced breach of contract proceedings against the Company in New York state court. Management believed that the lawsuit lacked merit, and that the Company’s actions were consistent with its rights under the provisions of the contract. In June 2021, Iluka Resources Limited and Chemours reached a settlement, which did not have a material impact on the Company’s results of operations or financial position, and management does not anticipate any impact on the Company’s supply of ore feedstock.

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

The following table sets forth the components of the Company’s environmental remediation liabilities at September 30, 2021 and December 31, 2020 for the five sites that are deemed the most significant by management, including Fayetteville as further discussed below.

	September 30, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey (1)	$27	$20
East Chicago, Indiana	10	11
Fayetteville Works, Fayetteville, North Carolina (2)	351	194
Pompton Lakes, New Jersey	42	42
USS Lead, East Chicago, Indiana (3)	24	12
All other sites	102	111
Total environmental remediation	$556	$390
(1)

In the first quarter of 2021, in connection with ongoing discussions with the EPA and NJ DEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, the Company recorded adjustments of $7 related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

(2)

In the second quarter of 2021, the Company recorded an additional $175 associated with on-site surface water and groundwater remediation at Fayetteville. For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

(3)

In the third quarter of 2021, the Company recorded an additional $9 to resolve the claims asserted by EPA related to past indirect costs associated with the 2012 Record of Decision (“ROD”), as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Current environmental remediation	$161	$95
Long-term environmental remediation	395	295
Total environmental remediation	$556	$390

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $670 above the amount accrued at September 30, 2021.

Chemours incurred environmental remediation expenses of $28 and $241 for the three and nine months ended September 30, 2021, respectively, and $14 and $53 for the three and nine months ended September 30, 2020, respectively.

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

The Company believes that discharges from Fayetteville to the Cape Fear River, site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina. The Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities including the EPA.

On October 18, 2021, the EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. In connection with the toxicity assessment, the EPA indicated they will also develop in the Spring of 2022 non-regulatory drinking water health advisories for PFAS compounds, including GenX compounds. The Company is currently evaluating the impact of EPA’s final toxicity assessment for GenX compounds, and the development of an associated drinking water health advisory, to its manufacturing operations and off-site and on-site remediation obligations. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential drinking water health advisories. The environmental remediation liabilities recorded for Fayetteville as of September 30, 2021 are based upon the existing Consent Order and Addendum from the North Carolina Department of Environmental Quality (“NC DEQ”) discussed in detail below.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Consent Order with NC DEQ

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

In July 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued NC DEQ in North Carolina state court, seeking to require NC DEQ to take additional actions at Fayetteville. In August 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the CWA and TSCA, seeking declaratory and injunctive relief and penalties.

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

•

Develop and implement, subject to approval, a Corrective Action Plan (“CAP”) that complies with North Carolina’s groundwater standards and guidance provided by NC DEQ. At a minimum, the CAP must require Chemours to reduce the total loading of PFAS originating from Fayetteville to surface water by at least 75% from baseline, as defined by the CO; and,

•

Provide and properly maintain permanent drinking water supplies, including via whole-building filtration units and reverse osmosis (“RO”) units to qualifying surrounding properties with private drinking water wells.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
On-site remediation	$296	$140
Off-site groundwater remediation	55	54
Total Fayetteville environmental remediation	$351	$194

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Current environmental remediation	$105	$39
Long-term environmental remediation	246	155
Total Fayetteville environmental remediation	$351	$194

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

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO. In September 2021, the Company entered into an agreement with Bladen County, North Carolina to fund public water system upgrades and connections associated with providing permanent replacement drinking water supplies under the CO.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

On November 3, 2021, NC DEQ notified Chemours of the potential need to revise its off-site drinking water program under the CO in light of EPA’s recently published final toxicity assessment for GenX compounds and plan to develop a drinking water health advisory in the Spring of 2022. The Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential EPA drinking water health advisories. Also on November 3, 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit, within 90 days of receipt of the notice, for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. Chemours is currently evaluating these matters and their potential impact cannot be reasonably estimated at this time due to significant uncertainties, including the final determination of EPA’s drinking water health advisory, the scope of the Company’s obligations under the CO, the extent of assessment or expanded drinking water program, and the number of potentially eligible participants, if any, and level of participation. The Company is not able to estimate the potential impact of these matters at this time, and accordingly, has not recorded any additional liabilities or increased its high-end estimates related to these matters. The potential outcome of these matters could have an adverse effect on the Company’s financial position, results of operations and cash flows.

For the three and nine months ended September 30, 2021, the Company accrued $6 and $15, respectively, and for the three and nine months ended September 30, 2020, the Company accrued $9 and $27, respectively, for off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $55 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years, as well as toxicity studies over the next three years.

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

In the fourth quarter of 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Following issuance of an NPDES permit by NC DEQ on September 18, 2020, the Company began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. During the first quarter of 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, the Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. These enhancements will, or may include, the construction of a holding pond, installation of new ultra-filtration units, a sediment trap to manage sediment flow in the stream channel, alternate equipment to remove solids created during water pretreatment, and enhancement of the carbon absorption system. An incremental $60 was accrued in the second quarter of, 2021, representing approximately $3 per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO.

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

In the second quarter of 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for our major construction projects are typically reviewed at 30, 60 and 90% complete. In June 2021, the Company reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville. In August 2021, the Company reviewed the 60% complete design and associated updated preliminary vendor estimates, which was submitted to NC DEQ for review and approval. There were no changes in estimate upon completing the review of the 60% design. Additionally, applications for the necessary permit for the groundwater extraction system have been submitted. A 90% complete design is required to be submitted to NC DEQ by March 31, 2022 for their review and approval.

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

Accordingly, as discussed above, in the three months ended June 30, 2021, the Company revised, in accordance with ASC 250 – Accounting Changes and Error Corrections, its estimated liability to comply with the CO and Addendum, and an incremental $49 was accrued related to the construction of the barrier wall and an additional $60 related to the future operation of the groundwater extraction and treatment system. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as the Company only capitalizes environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

On September 15, 2021, the Company received a ‘conditional approval’ of the 60% design of the barrier wall and groundwater extraction and treatment system which included comments that NC DEQ requested the Company to address within forty-five days (i.e., by October 30). The Company responded to the comments on October 5, 2021. The Company believes that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the 90% design completion or project construction work be delayed, pending resolution of NC DEQ comments. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required. The NC DEQ’s comments also addressed other onsite remediation activities under the CO, but unrelated to the design of the barrier wall and groundwater treatment system. It is reasonably possible that additional costs could be incurred to address the areas raised by NC DEQ, but cannot be estimated at this time as it would require additional pre-design investigation work that has not yet been scoped or performed.

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence before the end of 2021. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At September 30, 2021, several significant uncertainties remain, principally related to the resolution of comments received from NC DEQ on the 60% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. The Company believes that extension of the barrier wall along the Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum. Accordingly, the Company has increased the upper range of its cost estimates for the barrier wall and groundwater OM&M from $111 at December 31, 2020 to $316 at September 30, 2021, of which $172 is already accrued. The Company has not accrued for the incremental costs in the upper range, including the extension of the barrier wall. Estimated costs for the barrier wall extension included in the upper range of the cost estimates is approximately $30.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Pending resolution of NC DEQ comments on the 60% design, the engineering design is expected to be approximately 90% complete in the fourth quarter of 2021 or early first quarter of 2022, which will form the basis of a submission for the approval by NC DEQ which is required to be submitted by the Company no later than March 31, 2022. Per the Addendum, the NC DEQ shall use best efforts to complete its review and notify the Company whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond the Company’s control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $296 and $140 at September 30, 2021 and December 31, 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from the EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to the EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of September 30, 2021, management does not believe that a loss is probable.

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

In August 2021, the Company received a NOV from NC DEQ alleging violations of the facility’s Title V air permit for failure to reduce facility-wide annual emissions of GenX compounds and failure to properly operate and maintain a carbon absorber unit. The Company provided a response to the NOV in September 2021. In October 2021, the Company received two civil penalty assessments totaling $0.3 associated with the NOV. The Company is reviewing the penalty assessment.

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

In addition to natural resource damages matter filed by the State of North Carolina (as discussed within the “PFAS” section of this “Note 16 – Commitments and Contingent Liabilities”), in September 2020, three additional lawsuits were filed in North Carolina state court against Chemours and EID, as well as other defendants. One of the lawsuits is a putative class action on behalf of residents who are served by the Cape Fear Public Water utility, alleges negligence, nuisance, and other claims related to the release of perfluorinated compounds from Fayetteville, and seeks compensatory and punitive damages and medical monitoring. The other two lawsuits were filed on behalf of individuals residing near Fayetteville and allege negligence, nuisance, and other claims related to the release of perfluorinated compounds. The individuals seek compensatory property damages, punitive damages, and, in some cases, medical monitoring. All three lawsuits allege fraudulent transfer against EID and other EID entities, but not against Chemours. In October 2020, the cases were removed to federal court and then the two lawsuits filed on behalf of individuals were remanded back to state court.

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

Note 17. Equity

2018 Share Repurchase Program

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchases activity (the “2018 Share Repurchase Program”). On February 13, 2019, the Company’s board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and was originally scheduled to continue through the earlier of its expiration on December 31, 2020 or the completion of repurchases up to the approved amount. On December 8, 2020, the Company’s board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

Under the 2018 Share Repurchase Program, the Company purchased an additional 2,087,534 shares of Chemours’ issued and outstanding common stock during the third quarter of 2021, which amounted to approximately $67 at an average share price of $32.28 per share. During the nine months ended September 30, 2021, the Company purchased 2,510,807 shares of Chemours’ issued and outstanding common stock, which amounted to approximately $82 at an average share price of $32.76 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at September 30, 2021 was $346.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $3 and $24 for the three and nine months ended September 30, 2021, respectively, and $3 and $12 for the three and nine months ended September 30, 2020, respectively.

Stock Options

During the nine months ended September 30, 2021, Chemours granted approximately 1,150,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards that were granted during the nine months ended September 30, 2021.

Nine Months Ended September 30, 2021
Risk-free interest rate	0.91%
Expected term (years)	6.00
Volatility	63.85%
Dividend yield	4.16%
Fair value per stock option	$9.78

The Company recorded $2 and $9 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2021, respectively, and $1 and $8 for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, approximately 7,430,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2021, Chemours granted approximately 480,000 restricted stock units (“RSUs”) to certain of its employees. These awards will vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of the RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 and $9 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2021, respectively, and $1 and $5 for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, approximately 1,460,000 RSUs remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Share Units

During the nine months ended September 30, 2021, Chemours granted approximately 310,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the respective vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded reductions of stock-based compensation expense of $1 specific to its PSUs for the three months ended September 30, 2021 due to forfeitures of awards during the quarter, and recorded stock-based compensation expense of $6 specific to its PSUs for the nine months ended September 30, 2021 based on its assessment of Company performance relative to award-based financial objectives. The Company recorded stock-based compensation expense of $1 and reductions of stock-based compensation of $1 specific to its PSUs for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, approximately 756,000 PSUs at 100% of the target amount remained non-vested.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in The Chemours Company Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. The initial offering period under the ESPP began on October 2, 2017. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. During the first and third quarters of 2021, the Company executed open market transactions to purchase the Company’s common stock on behalf of ESPP participants. Total purchases amounted to $1 for the three and nine months ended September 30, 2021, which approximated 42,000 shares of Chemours’ common stock purchased during the nine months ended September 30, 2021.

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s components comprising accumulated other comprehensive loss.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive loss	34	8	(71)	7	(22)
Balance at September 30, 2021	$(42)	$—	$(191)	$(99)	$(332)

Balance at January 1, 2020	$(10)	$2	$(231)	$(110)	$(349)
Other comprehensive loss	(30)	(7)	(19)	3	(53)
Balance at September 30, 2020	$(40)	$(5)	$(250)	$(107)	$(402)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2021, the Company had 18 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $449, and an average maturity of one month. At December 31, 2020, the Company had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688, and an average maturity of one month. Chemours recognized net losses of $1 and $12 for the three and nine months ended September 30, 2021, respectively, and net gains of $10 and $14 for the three and nine months ended September 30, 2020, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2021, the Company had 167 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $176, and an average maturity of four months. At December 31, 2020, the Company had 144 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101, and an average maturity of four months. Chemours recognized pre-tax gains of $2 and $5 for the three and nine months ended September 30, 2021, respectively, and pre-tax losses of $2 and $1 for the three and nine months ended September 30, 2020 respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2021, $1 and $4 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2020, $1 and $5 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify an approximate $3 of net gain from accumulated other comprehensive loss to the cost of goods sold over the next 12 months, based on current foreign currency exchange rates.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

At September 30, 2021 and December 31, 2020, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized a pre-tax gain of less than $1 and a pre-tax loss of less than $1 for the three and nine months ended September 30, 2021, and pre-tax losses of less than $1 and $3 for the three and nine months ended September 30, 2020, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2021, less than $1 and $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2020, less than $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

The Company expects to reclassify an approximate $2 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $21 and $45 for the three and nine months ended September 30, 2021, respectively, and pre-tax losses of $32 and $40 for the three and nine months ended September 30, 2020, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2021 and 2020.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2021 and December 31, 2020.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2021	December 31, 2020
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$4
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	3	—
Total asset derivatives		$3	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	—	4
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	2	3
Total liability derivatives		$3	$8

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2021 and 2020.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	2
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	21

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$10	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(2)
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(32)

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(12)	$—
Foreign currency forward contracts designated as a cash flow hedge	(4)	—	—	5
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	45

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$14	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	—	—	(3)
Euro-denominated debt designated as a net investment hedge	—	—	—	(40)

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$(4)	$(4)	$(12)	$(11)
Interest cost	(1)	(2)	(4)	(6)
Expected return on plan assets	5	4	15	12
Amortization of actuarial loss	(2)	(2)	(6)	(6)
Amortization of prior service gain	—	1	2	2
Settlement loss	—	(1)	—	(1)
Curtailment gain	—	1	—	1
Total net periodic pension cost	$(2)	$(3)	$(5)	$(9)

Net gain	$—	$1	$—	$1
Prior service cost	—	(1)	—	(1)
Amortization of actuarial loss	2	2	6	6
Amortization of prior service gain	—	(1)	(2)	(2)
Settlement loss	—	1	—	1
Curtailment gain	—	4	—	4
Effect of foreign exchange rates	2	(3)	4	(4)
Benefit recognized in other comprehensive income	4	3	8	5
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$2	$—	$3	$(4)

The Company made cash contributions of $4 and $12 to its defined benefit pension plans during the three and nine months ended September 30, 2021, respectively, and $3 and $17 for the three and nine months ended September 30, 2020, respectively, and expects to make additional cash contributions of $4 to its defined benefit pension plans during the remainder of 2021. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 1 – Background, Description of the Business, and Basis of Presentation” to these interim consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,031	$1,105
Restricted cash and restricted cash equivalents (1)	100	—
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,131	$1,105

(1)

Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the Company’s MOU agreement which is further discussed in “Note 16 – Commitments and Contingent Liabilities”.

Note 23. Segment Information

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the three and nine months ended September 30, 2021 and 2020.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
Three Months Ended September 30, 2021
Net sales to external customers	$908	$318	$356	$98	$1,680
Adjusted EBITDA	223	105	71	15	414
Depreciation and amortization	31	15	21	3	70

Three Months Ended September 30, 2020
Net sales to external customers	$612	$293	$240	$88	$1,233
Adjusted EBITDA	129	105	7	12	253
Depreciation and amortization	32	13	22	6	73

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Segment Total
Nine Months Ended September 30, 2021
Net sales to external customers	$2,490	$962	$1,051	$267	$4,770
Adjusted EBITDA	611	315	196	43	1,165
Depreciation and amortization	95	45	65	14	219

Nine Months Ended September 30, 2020
Net sales to external customers	$1,711	$832	$825	$263	$3,631
Adjusted EBITDA	361	249	101	45	756
Depreciation and amortization	95	40	66	16	217

Total Assets (1)
September 30, 2021	$2,349	$1,100	$1,605	$547	$5,601
December 31, 2020	2,130	1,041	1,520	531	5,222
(1)

Total assets of the Company’s Chemical Solutions segment at September 30, 2021 includes assets classified as held for sale related to the sale of the Company’s Mining Solutions business, which is discussed further in “Note 3 – Acquisitions and Divestitures”.

Corporate and Other depreciation and amortization expense amounted to $8 and $23 for the three and nine months ended September 30, 2021, respectively, and $6 and $23 for the three and nine months ended September 30, 2020, respectively. Corporate and Other total assets amounted to $1,929 and $1,860 at September 30, 2021 and December 31, 2020, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$414	$253	$1,165	$756
Corporate and Other expenses (excluding items below)	(42)	(43)	(159)	(123)
Interest expense, net	(45)	(53)	(142)	(160)
Depreciation and amortization	(78)	(79)	(242)	(240)
Non-operating pension and other post-retirement employee benefit income	2	1	7	2
Exchange gains (losses), net	3	(9)	(2)	(28)
Restructuring, asset-related, and other charges (1)	(3)	(9)	(2)	(37)
Loss on extinguishment of debt	(20)	—	(20)	—
Gain on sales of assets and businesses	1	—	2	—
Natural disasters and catastrophic events (2)	—	—	(19)	—
Transaction costs (3)	(2)	—	(7)	(2)
Qualified spend recovery (4)	12	—	12	—
Legal and environmental charges (5,6)	(11)	(1)	(219)	(12)
Income before income taxes	$231	$60	$374	$156
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges”.
(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)	In 2021, includes costs associated with the Company’s accounting, legal, and bankers’ transaction costs incurred in connection with the sale of its Mining Solutions business.
(4)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".

(5)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges which are discussed in further detail in “Note 16 – Commitments and Contingent Liabilities” for further details.

(6)

In 2021, environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the nine months ended September 30, 2021, environmental charges include $169 related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” for further details.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2020, and as otherwise discussed in this report, particularly as it pertains to the novel coronavirus disease (“COVID-19”). We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has, to date, resulted in more than 245 million confirmed infections, over five million deaths, and continues to spread throughout the world. More contagious COVID-19 variants continue to emerge driving up infection rates globally, particularly in jurisdictions where vaccination rates have lagged. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the Americas, Europe, and Asia Pacific, we continue to experience minimal disruption in our operations and business-related processes. Where necessary, based on COVID-19 infection rates and local regulations, we continue to take a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and laboratories. COVID-19 vaccines continue to be distributed and administered in the United States and globally. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are innumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in in our Annual Report on Form 10-K for the year ended December 31, 2020. Refer to the “Segment Reviews” and “2021 Outlook” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response. In addition, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at a frequency defined in the ETS. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested could result in incremental costs, employee attrition and difficulty securing future labor needs.

The Chemours Company

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. In 2020, we elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in the fourth quarter of 2020, the remainder of which will be paid in 2021 and 2022. In addition, during the three and nine months ended September 30, 2021 we recorded approximately $15 million of benefit related to the Employee Retention Credit (“ERC”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which we expect to receive in 2022. We continue to anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least November 2022.

Sale of Mining Solutions Business

In March 2021, we announced the initiation of a strategic review to assess the potential sale of the Mining Solutions business. The process continued throughout the second quarter and is intended to drive shareholder value and portfolio focus. On July 26, 2021, we entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., (“Draslovka”) to sell the Mining Solutions business of our Chemical Solutions segment for cash consideration of $520 million. We expect the transaction to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. We also expect to recognize a pre-tax gain on this transaction upon closing. At September 30, 2021, total assets and liabilities associated with the Mining Solutions business of $412 million and $8 million, respectively, met the held for sale criteria.

Senior Unsecured Notes Due November 2029

In August 2021, we issued a $650 million aggregate principal amount of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”). We received proceeds of $642 million, net of underwriting fees and other related expenses of $8 million, which are deferred and amortized to interest expense over the term of the 2029 Notes. The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the $750 million 7.000% senior notes due May 2025, denominated in U.S. dollars (the “2025 Notes”). In connection with the purchase and redemption of the 2025 Notes, we incurred a loss on extinguishment of $20 million for the three and nine months ended September 30, 2021.

Revolving Credit Facility

Our credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for a seven-year, senior secured term loan facility and a five-year, $800 million senior secured revolving credit facility (“Revolving Credit Facility”). On October 7, 2021, we entered into an amendment to the credit agreement (“Credit Agreement Amendment”) to, among other things, increase the aggregate commitment under our Revolving Credit Facility to $900 million and extend the maturity date to October 7, 2026.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,680	$1,233	$4,770	$3,631
Cost of goods sold	1,253	976	3,782	2,877
Gross profit	427	257	988	754
Selling, general, and administrative expense	124	112	433	347
Research and development expense	27	22	78	67
Restructuring, asset-related, and other charges	3	9	4	37
Total other operating expenses	154	143	515	451
Equity in earnings of affiliates	12	4	32	19
Interest expense, net	(45)	(53)	(142)	(160)
Loss on extinguishment of debt	(20)	—	(20)	—
Other income (expense), net	11	(5)	31	(6)
Income before income taxes	231	60	374	156
Provision for (benefit from) income taxes	17	(16)	(1)	(44)
Net income	214	76	375	200
Net income attributable to Chemours	$214	$76	$375	$200
Per share data
Basic earnings per share of common stock	$1.30	$0.46	$2.26	$1.22
Diluted earnings per share of common stock	1.27	0.46	2.21	1.21

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2021, compared with the same periods in 2020.

Change in net sales from prior period	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Price	11%	4%
Volume	25%	26%
Currency	1%	2%
Portfolio	(1)%	(1)%
Total change in net sales	36%	31%

Our net sales increased by $447 million (or 36%) to $1.7 billion for the three months ended September 30, 2021, compared with net sales of $1.2 billion for the same period in 2020. The components of the increase in our net sales by segment (as a percent of segment sales) for the three months ended September 30, 2021 were as follows: in our Titanium Technologies segment, volume was up 33%, price was up 14%; in our Thermal & Specialized Solutions segment, volume was up 1%, price was up 7%; in our Advanced Performance Materials segment, volume was up 38% and price was up 8%; and, in our Chemical Solutions segment, volume was up 14%, price was up 15%, offset by portfolio change that led to an 18% decrease. Favorable currency movements also added a tailwind to our net sales of 1% in our Titanium Technologies segment, 1% in our Thermal & Specialized Solutions segment, and 2% in our Advanced Performance Materials segment.

The Chemours Company

Our net sales increased by $1.1 billion (or 31%) to $4.8 billion for the nine months ended September 30, 2021, compared with net sales of $3.6 billion for the same period in 2020. The components of the increase in our net sales by segment (as a percent of segment sales) for the nine months ended September 30, 2021 were as follows: in our Titanium Technologies segment, volume was up 36%, price was up 7%; in our Thermal & Specialized Solutions segment, volume was up 15%, offset by price decline of 1%; in our Advanced Performance Materials segment, volume was up 22% and price was up 2%; and, in our Chemical Solutions segment, volume was up 13%, price was up 7%, offset by a portfolio change that led to an 18% decrease. Favorable currency movements also added a tailwind to our net sales of 3% in our Titanium Technologies segment, 2% in our Thermal & Specialized Solutions segment, and 3% in our Advanced Performance Materials segment.

The key drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $277 million (or 28%) and $905 million (or 31%) to $1.3 billion and $3.8 billion for the three and nine months ended September 30, 2021, respectively, compared with COGS of $1.0 billion and $2.9 billion for the same periods in 2020. The increases in our COGS for the three and nine months ended September 30, 2021 were primarily attributable to higher net sales, higher raw material costs, higher distribution, freight, and logistics expenses, partially offset by Qualified Spend recovery from DuPont de Nemours, Inc. (“DuPont”) and Corteva realized in the third quarter of 2021 and payroll tax credit recognized under the ERC of the CARES Act in the third quarter of 2021. For the nine months ended September 30, 2021 the increase in COGS was also due to increased on-site environmental remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) during the second quarter of 2021, as well as plant fixed costs expensed in conjunction with plant downtime at certain of our facilities and under absorption of fixed costs due to operational issues and supply chain disruptions related to inclement weather from Winter Storm Uri during the first quarter of 2021.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $12 million (or 11%) and $86 million (or 25%) to $124 million and $433 million for the three and nine months ended September 30, 2021, respectively, compared with SG&A expense of $112 million and $347 million for the same periods in 2020. The increases in our SG&A expense for the three and nine months ended September 30, 2021 were primarily attributable to higher performance-related compensation expenses in the current year, $25 million incurred in connection with our portion of the settlement agreement with the State of Delaware in the second quarter of 2021, and cost deferral activities in the prior year related to COVID-19, partially offset by Qualified Spend recovery from DuPont and Corteva realized in the third quarter of 2021.

Research and Development Expense

Our research and development expense increased by $5 million (or 23%) and $11 million (or 16%) to $27 million and $78 million for the three and nine months ended September 30, 2021, respectively, compared with research and development expense of $22 million and $67 million for the same periods in 2020. The increases in our research and development expense for the three and nine months ended September 30, 2021 were primarily attributable to reduced levels of project activity in the prior year due to cost deferral activities related to COVID-19 and increased spending related to our growth initiatives in the current year.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $6 million (or 67%) and $33 million (or 89%) to $3 million and $4 million for the three and nine months ended September 30, 2021, respectively, compared with restructuring, asset-related, and other charges of $9 million and $37 million for the same periods in 2020. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2021 were primarily attributable to $2 million and $10 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plants. For the nine months ended September 30, 2021 the decrease was offset by a net $7 million gain in Other Charges in connection with our contract termination with a third-party services provider at our Mining Solutions facility currently under construction in Gomez Palacio, Durango, Mexico.

Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2020 were primarily attributable to $3 million and $16 million, respectively, of net charges incurred in connection with employee-related separation liabilities under our restructuring programs. We also incurred $5 million of asset-related charges during the three and nine months ended September 30, 2020 in connection with various property, plant, and equipment and other asset impairments in our Advanced Performance Materials segment, as well as $12 million of charges during the nine months ended September 30, 2020 in connection with our decision announced in the second quarter of 2020 to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant by the end of 2020.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $8 million (or over 100%) and $13 million (or 68%) to $12 million and $32 million for the three and nine months ended September 30, 2021, respectively, compared with equity in earnings of affiliates of $4 million and $19 million for the same periods in 2020. The increase in our equity in earnings of affiliates for the three and nine months ended September 30, 2021 were primarily attributable to increased demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $8 million (or 15%) and $18 million (or 11%) to $45 million and $142 million for the three and nine months ended September 30, 2021, respectively, compared with interest expense, net of $53 million and $160 million for the same periods in 2020. The decrease in our interest expense, net for the three and nine months ended September 30, 2021 was primarily attributable to a reduction in our outstanding debt obligations and associated rates following the refinancing of our 2023 Dollar Notes in the fourth quarter of 2020, as well as the refinancing of our 2025 Notes in the third quarter of 2021 and lower variable interest rates on our senior secured term loans.

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $20 million in connection with our tender offer and make-whole call to purchase any and all of the $750 million 7.000% senior unsecured notes due May 2025.

Other Income (Expense), Net

Our other income (expense), net increased by $16 million (or over 100%) and $37 million (or over 100%) to other income, net of $11 million and $31 million for the three and nine months ended September 30, 2021, compared with other expense, net of $5 million and $6 million for the same periods in 2020. During the three and nine months ended September 30, 2021, the comparative increase in our other income (expense), net was primarily attributable to favorable changes in net exchange gains and losses of $12 million and $26 million, respectively, driven by the favorable movements in several foreign currencies, primarily the weakening of the euro against the U.S. dollar, partially offset by our foreign currency forward contracts. In addition, during the nine months ended September 30, 2021, the comparative increase in our other income (expense), net, was driven by an increase in our non-qualified pension plan gains.

The Chemours Company

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a provision for income taxes of $17 million and a benefit from income taxes of $16 million for the three months ended September 30, 2021 and 2020, respectively, which represented effective tax rates of 7% and negative 27%, respectively. The $33 million increase in our provision for income taxes for the three months ended September 30, 2021 was primarily attributable to increased profitability and changes to our geographical mix of earnings as well as an income tax benefit of $11 million, net, recorded during the third quarter of 2020, which was related to the favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return. This was partially offset by a $10 million income tax benefit associated with the reversal of a valuation allowance on a certain foreign subsidiary’s deferred tax assets in relation to the Mining Solutions business sale during the third quarter of 2021.

Our provision for (benefit from) income taxes amounted to a benefit from income taxes of $1 million and a benefit from income taxes of $44 million for the nine months ended September 30, 2021 and 2020, respectively, which represented effective tax rates of negative less than 1% and negative 28%, respectively. The $43 million increase in our provision for income taxes for income taxes for the nine months ended September 30, 2021 was primarily attributable to increased profitability, changes to our geographical mix of earnings, an income tax benefit of $18 million recorded in the first quarter of 2020, which was related to the United States Internal Revenue Service acceptance of a non-automatic method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed.  In addition, we recorded an income tax benefit of $11 million, net, in the third quarter of 2020, related to favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return. This was partially offset by a $41 million income tax benefit associated with non-recurring accrued environmental remediation liabilities, an $11 million income tax benefit associated with a 2012 income tax refund received in a foreign subsidiary in the second quarter of 2021, and a $10 million income tax benefit associated with a reversal of a valuation allowance on a certain foreign subsidiary’s deferred tax assets in relation to the Mining Solutions business sale during the third quarter of 2021.

The Chemours Company

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Titanium Technologies	$223	$129	$611	$361
Thermal & Specialized Solutions	105	105	315	249
Advanced Performance Materials	71	7	196	101
Chemical Solutions	15	12	43	45
Corporate and Other	(42)	(43)	(159)	(123)
Total Adjusted EBITDA	$372	$210	$1,006	$633

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$908	$612	$2,490	$1,711
Adjusted EBITDA	223	129	611	361
Adjusted EBITDA margin	25%	21%	25%	21%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Price	14%	7%
Volume	33%	36%
Currency	1%	3%
Portfolio	—%	—%
Total change in segment net sales	48%	46%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $296 million (or 48%) to $908 million for the three months ended September 30, 2021, compared with segment net sales of $612 million for the same period in 2020. The increase in segment net sales for the three months ended September 30, 2021 was primarily attributable to a 33% increase in volume and an increase in price of 14%. Volume increases were driven by steady demand and market share recovery for our products across all end-markets and regions throughout the quarter. Price increases were due to channel mix, as well as contractual price increases. Favorable currency movements added a 1% tailwind to the segment’s net sales during the three months ended September 30, 2021.

Our Titanium Technologies segment’s net sales increased by $779 million (or 46%) to $2.5 billion for the nine months ended September 30, 2021, compared with segment net sales of $1.7 billion for the same period in 2020. The increase in segment net sales for the nine months ended September 30, 2021 was primarily attributable to a 36% increase in volume and an increase in price of 7%. Volume increases were driven by steady demand and market share recovery for our products across all end-markets and regions. Price increases were due to customer, regional, and channel mix, as well as contractual price increases. Favorable currency movements added a 3% tailwind to the segment’s net sales during the nine months ended September 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2021, segment Adjusted EBITDA increased by $94 million (or 73%) to $223 million and Adjusted EBITDA margin increased by approximately 400 basis points to 25%, compared with segment Adjusted EBITDA of $129 million and Adjusted EBITDA margin of 21% for the same period in 2020. For the nine months ended September 30, 2021, segment Adjusted EBITDA increased by $250 million (or 69%) to $611 million and Adjusted EBITDA margin increased by approximately 400 basis points to 25%, compared with segment Adjusted EBITDA of $361 million and Adjusted EBITDA margin of 21% for the same period in 2020. The increase in Adjusted EBITDA during the three and nine months ended September 30, 2021 was primarily attributable to the aforementioned increase in volume of the segment’s net sales and favorable currency movements, partially offset by higher variable costs due to ore mix and fixed cost headwinds to support the increase in demand.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$318	$293	$962	$832
Adjusted EBITDA	105	105	315	249
Adjusted EBITDA margin	33%	36%	33%	30%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and nine months ended September 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Price	7%	(1)%
Volume	1%	15%
Currency	1%	2%
Portfolio	—%	—%
Total change in segment net sales	9%	16%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $25 million (or 9%) to $318 million for the three months ended September 30, 2021, compared with segment net sales of $293 million for the same period in 2020. The increase in segment net sales for the three months ended September 30, 2021 was primarily attributable to an increase in volume of 1% and an increase in price of 7%. Volumes increased due to higher global customer demand for our refrigerants as market recovery has increased end-market demand from our customers across several market sectors, partially offset by headwinds from constrained automotive original equipment manufacturers (“OEM”) end-market demand due to semiconductor supply chain constraints. Prices increased due to actions implemented to offset inflationary headwinds. Favorable currency movements added a 1% tailwind to the segment’s net sales during the three months ended September 30, 2021.

Our Thermal & Specialized Solutions segment’s net sales increased by $130 million (or 16%) to $962 million for the nine months ended September 30, 2021, compared with segment net sales of $832 million for the same period in 2020. The increase in segment net sales for the nine months ended September 30, 2021 was primarily attributable to an increase in volume of 15%, which was partially offset by a decrease in price of 1%. Volumes increased due to higher global customer demand for our refrigerants as market recovery has increased end-market demand from our customers across several market sectors, partially offset by headwinds from constrained automotive OEM end-market demand due to semiconductor supply chain constraints. Prices declined due to our composition of product and customer mix, as well as contractual price reductions for certain refrigerants during the first half of 2021. Favorable currency movements added a 2% tailwind to the segment’s net sales during the nine months ended September 30, 2021.

The Chemours Company

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2021, segment Adjusted EBITDA was essentially flat (increased by less than 1 million) at $105 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 33%, compared with segment Adjusted EBITDA of $105 million and Adjusted EBITDA margin of 36% for the same period in 2020. For the nine months ended September 30, 2021, segment Adjusted EBITDA increased by $66 million (or 27%) to $315 million and Adjusted EBITDA margin increased by approximately 300 basis points to 33%, compared with segment Adjusted EBITDA of $249 million and Adjusted EBITDA margin of 30% for the same period in 2020. The slight increase in segment Adjusted EBITDA for the three months ended September 30, 2021 was primarily attributable to an increase in volume of the segment’s net sales, offset by customer and product mix of sales and increased raw material costs. The increase in segment Adjusted EBITDA for the nine months ended September 30, 2021 was primarily attributable to the aforementioned increase in the volume of the segment’s net sales, partially offset by a decrease in price of segment’s net sales, and first quarter 2021 plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$356	$240	$1,051	$825
Adjusted EBITDA	71	7	196	101
Adjusted EBITDA margin	20%	3%	19%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and nine months ended September 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Price	8%	2%
Volume	38%	22%
Currency	2%	3%
Portfolio	—%	—%
Total change in segment net sales	48%	27%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $116 million (or 48%) to $356 million for the three months ended September 30, 2021, compared with segment net sales of $240 million for the same period in 2020. The increase in segment net sales for the three months ended September 30, 2021 was primarily attributable to a 38% increase in volume and an increase in price of 8%. Volumes increased due to higher global customer demand across nearly all regions and markets. Global average selling price increased due to customer level pricing actions partially offset by our composition of product and customer mix. Favorable currency movements added a 2% tailwind to the segment’s net sales during the three months ended September 30, 2021.

Our Advanced Performance Materials segment’s net sales increased by $226 million (or 27%) to $1.1 billion for the nine months ended September 30, 2021, compared with segment net sales of $825 million for the same period in 2020. The increase in segment net sales for the nine months ended September 30, 2021 was primarily attributable to a 22% increase in volume and an increase in price of 2%. Volumes increased due to higher global customer demand across nearly all regions and markets. Global average selling price increased due to customer level pricing actions partially offset by our composition of product and customer mix. Favorable currency movements added a 3% tailwind to the segment’s net sales during the nine months ended September 30, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2021, segment Adjusted EBITDA increased by $64 million (or over 100%) to $71 million and Adjusted EBITDA margin increased by approximately 1,700 basis points to 20%, compared with segment Adjusted EBITDA of $7 million and Adjusted EBITDA margin of 3% for the same period in 2020. For the nine months ended September 30, 2021, segment Adjusted EBITDA increased by $95 million (or 94%) to $196 million and Adjusted EBITDA margin increased by approximately 700 basis points to 19%, compared with segment Adjusted EBITDA of $101 million and Adjusted EBITDA margin of 12% for the same period in 2020. The increases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the three and nine months ended September 30, 2021 were primarily attributable to the aforementioned increases in volumes and price, partially offset by fixed cost under absorption due to supply chain disruptions in the first half of 2021 and by higher fixed costs related to performance-based compensation.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Segment net sales	$98	$88	$267	$263
Adjusted EBITDA	15	12	43	45
Adjusted EBITDA margin	15%	14%	16%	17%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the three and nine months ended September 30, 2021, compared with the same periods in 2020.

Change in segment net sales from prior period	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Price	15%	7%
Volume	14%	13%
Currency	—%	—%
Portfolio	(18)%	(18)%
Total change in segment net sales	11%	2%

Segment Net Sales

Our Chemical Solutions segment’s net sales increased by $10 million (or 11%) to $98 million for the three months ended September 30, 2021, compared with segment net sales of $88 million for the same period in 2020. The increase in segment net sales for the three months ended September 30, 2021 was primarily attributable to an increase in volume of 14% and an increase in price of 15%. Volumes increased primarily due to increased customer demand in our Mining Solutions business. Average prices increased primarily due to higher contractual raw material costs pass-through in our Mining Solutions business and product mix in our Performance Chemicals and Intermediates business. This was partially offset by portfolio change, which drove an 18% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility.

Our Chemical Solutions segment’s net sales increased by $4 million (or 2%) to $267 million for the nine months ended September 30, 2021, compared with segment net sales of $263 million for the same period in 2020. The increase in segment net sales for the nine months ended September 30, 2021 was primarily attributable to an increase in volume of 13% and an increase in price of 7%. Volumes increased due to increased customer demand in our Mining Solutions business. Average prices increased primarily due to higher contractual raw material costs pass-through in our Mining Solutions business. This was largely offset by portfolio change, which drove an 18% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2021, segment Adjusted EBITDA increased by $3 million (or 25%) to $15 million and Adjusted EBITDA margin increased by approximately 100 basis points to 15%, compared with segment Adjusted EBITDA of $12 million and Adjusted EBITDA margin of 14% for the same period in 2020. For the nine months ended September 30, 2021, segment Adjusted EBITDA decreased by $2 million (or 4%) to $43 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 16%, compared with segment Adjusted EBITDA of $45 million and Adjusted EBITDA margin of 17% for the same period in 2020. The increase in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the three months ended September 30, 2021 was primarily due to the aforementioned volume increase which was partially offset by higher raw material and plant fixed costs. The decrease in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the nine months ended September 30, 2021 were primarily attributable to plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri during the first quarter as well as higher raw material and plant fixed costs and the aforementioned exit of the Aniline business at our Pascagoula, Mississippi production facility.

The Chemours Company

Corporate and Other

Corporate and Other costs decreased by $1 million (or 2%) and increased $36 million (or 29%) to $42 million and $159 million for the three and nine months ended September 30, 2021, compared with Corporate and Other costs of $43 million and $123 million for the same periods in 2020. The slight decrease in Corporate and Other costs for the three months ended September 30, 2021 was attributable to Qualified Spend recovery from DuPont and Corteva realized in the third quarter, offset by higher performance-related compensation expenses and cost deferral activities in the prior year related to COVID-19. The increase in Corporate and Other costs for the nine months ended September 30, 2021 was primarily attributable to higher costs associated with legacy environmental remediation matters, legacy legal costs, higher performance-related compensation expenses, and cost deferral activities in the prior year related to COVID-19.

2021 Outlook

Our 2021 results will be driven by the following expectations in each of our reportable segments:

•	Titanium Technologies – Strong volume growth and improved pricing as we execute our Ti-PureTM Value Stabilization (“TVS”) strategy and experience improved global economic activity;
•

Thermal & Specialized Solutions – Improved customer demand for our refrigerants, including OpteonTM in mobile and stationary applications, partially offset by continued headwinds from the illegal import of legacy HFC refrigerants into the EU and headwinds from constrained automotive OEM end-market demand due to semiconductor supply chain constraints;

•	Advanced Performance Materials – Stronger demand for our polymers across diverse end-markets, driven by the global economic recovery and secular growth trends; and,
•	Chemical Solutions – Continued strong performance chemical and intermediates market demand with improved customer demand in mining solutions, driven by improved mine utilization across the Americas.

We have reduced our expectation of capital expenditures by $25 million to approximately $325 million, driven by timing of our capital projects.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, both of which are described in further detail in “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses.

Uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition caused by the ongoing COVID-19 global pandemic. Regardless of size and duration, these rapidly evolving challenges have had and could again in the future have an adverse impact on our operating cash flows. We anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least November 2022. If the macroeconomic situation deteriorates or the duration of the pandemic is further extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

The Chemours Company

At September 30, 2021, we had total cash and cash equivalents of $1.0 billion, of which $785 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the nine months ended September 30, 2021, we received approximately $203 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, see “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that sufficient liquidity is available in the U.S. through at least November 2022, which includes borrowing capacity under our revolving credit facility.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•

Principal and interest obligations on long-term debt – In the third quarter of 2021, we reduced our debt principal by $107 million and extended the maturity date of our Revolving Credit Facility, providing us with additional liquidity over the course of the next 12 months and beyond.  In August 2021, we issued $650 million of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”). The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the $750 million of our 7.000% senior notes due May 2025, denominated in U.S. dollars. On October 7, 2021, we entered into a Credit Facility Amendment to our Credit Agreement to increase the aggregate commitment under our Revolving Credit Facility to $900 million and extend the maturity date to October 7, 2026. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements.

•

Operating and finance leases – We lease certain office space, lab space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 19 years. Our contractual obligations at September 30, 2021 for operating and finance leases did not significantly change from the obligations previously disclosed in “Note 14 – Leases” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

•

Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Our purchase obligations at September 30, 2021 did not significantly change from the purchase obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The Chemours Company

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where waste generated by us was disposed. At September 30, 2021, our consolidated balance sheet includes $556 million for environmental remediation liabilities, of which $161 million was classified as current. Our environmental obligations at September 30, 2021 significantly changed from the environmental obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 due to second quarter 2021 changes in estimates for remediation at our Fayetteville Works site. For further details related to this matter, refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. Pursuant to the binding Memorandum of Understanding (“MOU”) that we entered into with DuPont, Corteva, and EID in January 2021, which is further discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. Qualified Spend is further described in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements and is defined in the MOU. The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. We expect at least $30 million in recoveries (operating cash inflows) under the terms of the MOU in the fourth quarter of 2021. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU.

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, which is further discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, we shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, we shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, we will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU.

•

Settlement with the State of Delaware – In July 2021, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to resolve claims regarding the operation, manufacturing, use and disposal of all chemical compounds, including but not limited to PFAS. Within the later of (i) 60 days of execution of the settlement or (ii) 14 days following Delaware’s establishment of a Natural Resources and Sustainability Trust (the “Trust”) and notice of payment instructions, we, DuPont, Corteva and EID will pay a total of $50 million to Delaware, which will be used for the Trust. Pursuant to the binding MOU, we will contribute $25 million to the settlement. For further details related to this matter, refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

•

Purchases of property, plant, and equipment – Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the nine months ended September 30, 2021 and 2020, our purchases of property, plant, and equipment amounted to $194 million and $214 million, respectively. Our expectations for capital expenditures for the year ending December 31, 2021, did not significantly change from the amount previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

The Chemours Company

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least November 2022. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on October 27, 2021, we announced our quarterly cash dividend of $0.25 per share for the fourth quarter of 2021. Under our 2018 Share Repurchase Program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $346 million of our outstanding common stock. On July 26, 2021, we entered into a definitive agreement with Draslovka to sell the Mining Solutions business of our Chemical Solutions segment for a cash consideration of $520 million. We expect the transaction to close in the fourth quarter of 2021, subject to customary closing conditions, including regulatory approvals. We expect to use the proceeds from the sale for general corporate purposes as permitted under our Credit Agreement. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2021 and 2020 .

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$606	$454
Cash used for investing activities	(202)	(200)
Cash used for financing activities	(359)	(262)

Operating Activities

We generated $606 million and $454 million in cash flows from our operating activities during the nine months ended September 30, 2021 and 2020, respectively. The increase in our operating cash inflows was primarily attributable to higher earnings from operations and an increase in our accounts payable, which was driven by higher raw material inventory purchases in connection with higher sales volumes and the timing of payments to our vendors. This was offset substantially by an increase in our accounts receivable balance, which was driven by higher net sales and the timing of payments from our customers, as well as $125 million of accounts receivables sold to the bank during the nine months ended September 30, 2020, which did not recur in 2021. The $125 million of accounts receivables sold were pursuant to the Amended Purchase Agreement, dated March 9, 2020, under our Securitization Facility. For further information refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements.

Investing Activities

We used $202 million and $200 million in cash flows for our investing activities during the nine months ended September 30, 2021 and 2020, respectively. Our investing cash outflows for the nine months ended September 30, 2021 was primarily attributable to purchases of property, plant, and equipment amounting to $194 million, inclusive of the $22 million of assets acquired in exchange for the termination of our contract with the third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico. Our investing cash outflows for the nine months ended September 30, 2020 was primarily attributable to purchases of property, plant, and equipment amounting to $214 million.

Financing Activities

We used $359 million in cash flows for our financing activities during the nine months ended September 30, 2021. Our financing cash outflows for the nine months ended September 30, 2021 were primarily attributable to $784 million in debt repayments, $80 million purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program, $123 million returned to our shareholders in the form of cash dividends paid, and $18 million in premium payments to purchase and redeem the 2025 Notes. Our debt refinancing cash outflows were partially offset by $650 million of proceeds received in connection with the issuance of our 2029 Notes.

We used $262 million in cash flows for our financing activities during the nine months ended September 30, 2020. Our financing cash outflows for the nine months ended September 30, 2020 were primarily attributable to our capital allocation activities, resulting in $123 million returned to our shareholders in the form of cash dividends paid. Our financing cash outflows were also attributable to the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. For further information refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements. Aside from these payments associated with our Securitization Facility, we also made $18 million in debt repayments. Our financing cash outflows for the nine months ended September 30, 2020 are also inclusive of our repayment of $300 million in proceeds received from drawing on our revolving credit facility, which was executed on April 8, 2020 as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at September 30, 2021 and December 31, 2020.

(Dollars in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,031	$1,105
Accounts and notes receivable, net	831	511
Inventories	1,016	939
Prepaid expenses and other	81	78
Assets held for sale	412	—
Total current assets	$3,371	$2,633

Our accounts and notes receivable, net increased by $320 million (or 63%) to $831 million at September 30, 2021, compared with accounts and notes receivable, net of $511 million at December 31, 2020. This increase in our accounts and notes receivable, net at September 30, 2021 was primarily attributable to higher net sales and the timing of payments from our customers. The increase in our accounts and notes receivable, net was partially offset by the additional used capacity of our Securitization Facility as well as $26 million of accounts and notes receivable, net being classified as held for sale at September 30, 2021.

Our inventories increased by $77 million (or 8%) to $1.0 billion at September 30, 2021, compared with inventories of $939 million at December 31, 2020. The increase in our inventories at September 30, 2021 was primarily attributable to an increase in our finished product and raw materials inventories, which was due to ramp-up in production and higher raw material costs. The increase in our inventories was partially offset by $24 million of inventory being classified as held for sale at September 30, 2021.

Our prepaid expenses and other assets increased by $3 million (or 4%) to $81 million at September 30, 2021, compared with prepaid expenses and other assets of $78 million at December 31, 2020. The increase in our prepaid expenses and other assets at September 30, 2021 was primarily attributable to increases in our prepaid taxes and prepaid insurance premiums. The increase in our prepaid expenses and other assets was partially offset by a decrease in our income taxes receivable.

Our assets held for sale amounted to $412 million at September 30, 2021. Our assets held for sale relate to the sale of our Mining Solutions business to Draslovka which is discussed further in “Note 3 – Acquisitions and Divestitures” to the Interim Consolidated Financial Statements.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2021 and December 31, 2020.

(Dollars in millions)	September 30, 2021	December 31, 2020
Accounts payable	$1,085	$844
Compensation and other employee-related costs	139	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	161	95
Other accrued liabilities	361	375
Liabilities held for sale	8	—
Total current liabilities	$1,779	$1,442

Our accounts payable increased by $241 million (or 29%) to $1.1 billion at September 30, 2021, compared with accounts payable of $844 million at December 31, 2020. The increase in our accounts payable at September 30, 2021 was primarily attributable to higher raw materials inventories purchases in connection with higher sales volumes and the timing of payments to our vendors.

Our compensation and other employee-related costs increased by $32 million (or 30%) to $139 million at September 30, 2021 compared with compensation and other employee-related costs of $107 million at December 31, 2020. The increase in our compensation and other employee-related costs at September 30, 2021 was primarily attributable to increased accruals for payroll and performance-based employee compensation.

Our short-term and current maturities of long-term debt increased by $4 million (or 19%) to $25 million at September 30, 2021, compared with short-term and current maturities of long-term debt of $21 million at December 31, 2020. The increase in our short-term and current maturities of long-term debt at September 30, 2021 was primarily attributable to an increase in our finance lease liabilities.

Our current environmental remediation increased by $66 million (or 69%) to $161 million at September 30, 2021, compared with current environmental remediation of $95 million at December 31, 2020. The increase in our current environmental remediation at September 30, 2021 was primarily attributable to increased liabilities recorded in the second quarter in connection with the Consent Order and Addendum with the North Carolina Department of Environmental Quality (“NC DEQ”), which includes construction of the barrier wall and operation of the groundwater extraction and treatment system at Fayetteville. The increase also partially relates to an accrual in the third quarter in connection with resolving claims asserted by EPA related to past indirect costs associated with the 2012 Record of Decision (“ROD”), as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

Our other accrued liabilities decreased by $14 million (or 4%) to $361 million at September 30, 2021, compared with other accrued liabilities of $375 million at December 31, 2020. The decrease in our other accrued liabilities at September 30, 2021 was primarily attributable to the payment of legal fees, the payment of contract termination fees in connection with construction work at our Mining Solutions facility in Gomez Palacio, Durango, Mexico, and the payment of $29 million for the Ohio multi-district litigation settlement. The decrease in our other accrued liabilities was partially offset by an increase in our interest accrued as driven by the timing of payment under our senior unsecured notes and $25 million accrued associated with our portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies.

Our liabilities related to assets held for sale amounted to $8 million at September 30, 2021. Our liabilities related to assets held for sale relate to the sale of our Mining Solutions business to Draslovka which is discussed further in “Note 3 – Acquisitions and Divestitures” to the Interim Consolidated Financial Statements.

Credit Facilities and Notes

See “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our credit facilities and notes.

The Chemours Company

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as the other U.S.-based operating subsidiaries as set forth in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Nine Months Ended September 30, 2021
Net sales	$3,033
Gross profit	350
Loss before income taxes	(49)
Net loss	(16)
Net loss attributable to Chemours	(16)

(Dollars in millions)	September 30, 2021	December 31, 2020
Assets
Current assets (1,2,3)	$1,557	$1,057
Long-term assets (4)	3,763	4,288

Liabilities
Current liabilities (2)	$1,466	$1,298
Long-term liabilities	4,619	4,703
(1)	Current assets includes $247 million and $283 million of cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
(2)

Current assets includes $527 million and $236 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2021 and December 31, 2020, respectively. Current liabilities includes $353 million and $388 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2021 and December 31, 2020, respectively.

(3)

As of September 30, 2021 and December 31, 2020, $142 million and $33 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $825 million and $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at September 30, 2021 and December 31, 2020.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2021 and December 31, 2020, the total amounts outstanding under these programs were $178 million and $160 million, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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

Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except as described in “Note 2 – Summary of Significant Accounting Policies” to the Interim Consolidated Financial Statements.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” to the Interim Consolidated Financial Statements for a discussion about recent accounting pronouncements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects, related to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws require certain investigative, remediation, and restoration activities at sites where we conduct or once conducted operations or at sites where our generated waste was disposed. At September 30, 2021 and December 31, 2020, our consolidated balance sheets include environmental remediation liabilities of $556 million and $390 million, respectively, relating to these matters, which, as discussed in further detail below, include $351 million and $194 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $670 million above the amount accrued at September 30, 2021. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2021 and December 31, 2020, the following table sets forth the sites that are the most significant.

(Dollars in millions)	September 30, 2021	December 31, 2020
Chambers Works, Deepwater, New Jersey	$27	$20
East Chicago, Indiana	10	11
Fayetteville Works, Fayetteville, North Carolina	351	194
Pompton Lakes, New Jersey	42	42
USS Lead, East Chicago, Indiana	24	12
All other sites	102	111
Total environmental remediation	$556	$390

The five sites listed above represent 82% and 72% of our total accrued environmental remediation liabilities at September 30, 2021 and December 31, 2020, respectively. For these five sites, we expect to spend, in the aggregate, $208 million over the next three years. For all other sites, we expect to spend $96 million over the next three years.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. In the first quarter of 2021, in connection with ongoing discussions with EPA and NJ DEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, we recorded an adjustment of $7 million related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

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

The Chemours Company

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

On June 29, 2018, we sold the East Chicago, Indiana site to a third party for $1 million. In connection with the sale, the buyer agreed to assume all costs associated with environmental remediation activities at the site in excess of $21 million, which will remain our responsibility. At the time of the sale, we had accrued the full $21 million, of which $10 million remained as of September 30, 2021. We will reimburse the buyer through a series of progress payments to be made at defined intervals as certain tasks are completed.

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

Beginning in 1996, several stages of site investigation were conducted under oversight by NC DEQ, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by the NC DEQ regarding Fayetteville and resolved litigations filed by the NC DEQ and CFRW. In connection with the CO, a thermal oxidizer became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

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

The Chemours Company

Following issuance of a National Pollutant Discharge Elimination System (“NPDES”) permit by NC DEQ on September 18, 2020, we began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. During the first quarter of 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, we received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. Along with our third-party service provider, we have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, along with our third-party service provider, we are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. These enhancements will, or may include, the construction of a holding pond, installation of new ultra-filtration units, a sediment trap to manage sediment flow in the stream channel, alternate equipment to remove solids created during water pretreatment, and enhancement of the carbon absorption system. An incremental $60 million was accrued in the second quarter of 2021, representing approximately $3 million per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO.

Our estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the Corrective Action Plan (“CAP”), and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum.

In the second quarter of 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for our major construction projects are typically reviewed at 30, 60 and 90% complete. In June 2021, we reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville. In August 2021, we reviewed the 60% complete design and associated updated preliminary vendor estimates, which was submitted to NC DEQ for review and approval. There were no changes in estimate upon completing the review of the 60% design. Additionally, applications for the necessary permit for the groundwater extraction system have been submitted. A 90% complete design is required to be submitted to NC DEQ by March 31, 2022 for their review and approval.

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

Accordingly, as discussed above, in the three months ended June 30, 2021, we revised in accordance with ASC 250 – Accounting Changes and Error Corrections, our estimated liability to comply with the CO and Addendum, and an incremental $49 million was accrued related to the construction of the barrier wall and an additional $60 million related to the future operation of the groundwater extraction and treatment system. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as we only capitalize environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

On September 15, 2021, we received a ‘conditional approval’ of the 60% design of the barrier wall and groundwater extraction and treatment system which included comments that NC DEQ requested the Company to address within forty-five days (i.e., by October 30). We responded to the comments on October 5, 2021. We believe that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the 90% design completion or project construction work be delayed, pending resolution of NC DEQ comments. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required. The NC DEQ’s comments also addressed other onsite remediation activities under the CO, but unrelated to the design of the barrier wall and groundwater treatment system. It is reasonably possible that additional costs could be incurred to address the areas raised by NC DEQ, but cannot be estimated at this time as it would require additional pre-design investigation work that has not yet been scoped or performed.

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence before the end of 2021. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At September 30, 2021, several significant uncertainties remain, principally related to the resolution of comments received from NC DEQ on the 60% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. We believe that extension of the barrier wall along the Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum. Accordingly, we have increased the upper range of our cost estimates for the barrier wall and groundwater OM&M from $111 million at December 31, 2020 to $316 million at September 30, 2021, of which $172 million is already accrued. We have not accrued for the incremental costs in the upper range, including the extension of the barrier wall. Estimated costs for the barrier wall extension included in the upper range of the cost estimates is approximately $30 million.

The Chemours Company

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Pending resolution of NC DEQ comments on the 60% design, the engineering design is expected to be approximately 90% complete in the fourth quarter of 2021 or early first quarter of 2022, which will form the basis of a submission for the approval by NC DEQ which we are required to be submit no later than March 31, 2022. Per the Addendum, the NC DEQ shall use best efforts to complete its review and notify us whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If we do not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, the Addendum specifies penalties of $0.15 million plus an additional $0.02 million per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, we have accrued $296 million and $140 million at September 30, 2021 and December 31, 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

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

As of September 30, 2021, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $296 million and $55 million related to the estimated cost of on-site and off-site remediation, respectively. For the three and nine months ended September 30, 2021, we accrued an additional $13 million and $205 million, respectively, of which $6 million and $15 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. Specific to our on-site and plant remediation at Fayetteville, we accrued $7 million and $190 million during the three and nine months ended September 30, 2021, respectively.

On November 3, 2021, NC DEQ notified us of the potential need to revise our off-site drinking water program under the CO in light of EPA’s recently published final toxicity assessment for GenX compounds and plan to develop a drinking water health advisory in the Spring of 2022. We cannot estimate the potential impact or additional cost due to the uncertainties on the potential EPA drinking water health advisories. Also on November 3, 2021, NC DEQ sent a notice to us regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of our obligations for such contamination. NC DEQ directed us to submit, within 90 days of receipt of the notice, for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. We are currently evaluating these matters and their potential impact cannot be reasonably estimated at this time due to significant uncertainties, including the final determination of EPA’s drinking water health advisory, the scope of our obligations under the CO, the extent of assessment or expanded drinking water program, and the number of potentially eligible participants, if any, and level of participation. We are not able to estimate the potential impact of these matters at this time, and accordingly, have not recorded any additional liabilities or increased the high-end estimates related to these matters. The potential outcome of these matters could have an adverse effect on our financial position, results of operations and cash flows.

The Chemours Company

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of the EPA and the New Jersey Department of Environmental Protection (“NJ DEP”), remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In September 2015, the EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete. In April 2019, we submitted a revised Corrective Measures Study (“CMS”) proposing actions to address on-site soils impacted from past operations that exceed applicable clean-up criteria. We received comments on the CMS from the EPA and NJ DEP in March 2020, and we responded to their comments in June 2020 and continue to seek resolution with EPA.

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

The environmental accrual for USS Lead continues to include completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC, relating to modified Zone 1 development, and the EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential. During the second quarter of 2021, we accrued an additional $3 million based on a remediation estimate provided by Industrial Development Advantage, LLC. We expect that our future costs for modified Zone 1 will be further contingent on the development of this area and implementation under the ROD Amendment, as well as any final allocation between PRPs. In the third quarter of 2021, we recorded an additional $9 million to resolve the claims asserted by EPA related to past indirect costs associated with the 2012 ROD as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

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

We are a proponent of the recently passed bipartisan American Innovation and Manufacturing (AIM) Act that will begin the national phase-down of hydrofluorocarbons. Earlier this year, we announced the implementation of an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site.  The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site. HFC-23 is a unique hydrofluorocarbon that is commercialized for critical low-volume applications such as ultra-low temperature refrigerants for vaccines, medical utilization, and semiconductor manufacturing. If emitted, HFC-23 does not remain at ground level and instead, rises-up into the atmosphere as a greenhouse gas with high global warming potential.

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

The Chemours Company

PFOA

See our discussion under the heading “PFOA” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In September 2021, the General Court held an oral hearing on the written submissions.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees RAC (Risk Assessment Committee) and SEAC (Socio-economic Analysis Committees) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to material adverse effects on our results of operations, financial condition, and cash flows.

The Chemours Company

On October 18, 2021, the EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, the EPA indicated they plan to develop drinking water health advisories for PFAS compounds that have final EPA toxicity assessments, including for GenX compounds in the Spring of 2022. We are reviewing EPA’s GenX compounds final toxicity assessment, including the new data and analysis utilized by the agency. We cannot predict the final outcome of EPA’s actions for PFAS, including the implementation of the PFAS Strategic Roadmap, and the consequences of any such actions to our Company. However, the required TSCA order testing and GenX compounds toxicity assessment or future health advisories could increase the costs associated with our manufacturing processes and related remediations at certain of our sites. Additionally, further actions to be taken under or arising from EPA’s action under its PFAS Strategic Roadmap could lead to material adverse effects on our results of operations, financial condition, and cash flows.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income attributable to Chemours	$214	$76	$375	$200
Non-operating pension and other post-retirement employee benefit income	(2)	(1)	(7)	(2)
Exchange (gains) losses, net	(3)	9	2	28
Restructuring, asset-related, and other charges (1)	3	9	2	37
Loss on extinguishment of debt	20	—	20	—
Gain on sales of assets and businesses	(1)	—	(2)	—
Natural disasters and catastrophic events (2)	—	—	19	—
Transaction costs (3)	2	—	7	2
Qualified spend recovery (4)	(12)	—	(12)	—
Legal and environmental charges (5,6)	11	1	219	12
Adjustments made to income taxes (7)	(14)	(10)	(23)	(32)
Benefit from income taxes relating to reconciling items (8)	(4)	(6)	(62)	(19)
Adjusted Net Income	214	78	538	226
Interest expense, net	45	53	142	160
Depreciation and amortization	78	79	242	240
All remaining provision for income taxes	35	—	84	7
Adjusted EBITDA	$372	$210	$1,006	$633

Weighted-average number of common shares outstanding - basic	165,113,024	164,762,621	165,627,861	164,556,139
Dilutive effect of our employee compensation plans	3,841,670	1,851,050	3,742,889	1,209,143
Weighted-average number of common shares outstanding - diluted	168,954,694	166,613,671	169,370,750	165,765,282

Per share data
Basic earnings per share of common stock	$1.30	$0.46	$2.26	$1.22
Diluted earnings per share of common stock	1.27	0.46	2.21	1.21
Adjusted basic earnings per share of common stock	1.30	0.47	3.25	1.37
Adjusted diluted earnings per share of common stock	1.27	0.47	3.18	1.36
(1)

Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements.

(2)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)	In 2021, includes costs associated with our accounting, legal, and bankers’ transaction costs incurred in connection with our sale of the Mining Solutions business.
(4)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

(5)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges which are discussed in further detail in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

(6)

In 2021, environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the nine months ended September 30, 2021, environmental charges include $169 million related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. See “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(7)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, certain return-to-accrual adjustments, valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(8)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$606	$454
Less: Purchases of property, plant, and equipment (1)	(194)	(214)
Free Cash Flows	$412	$240
(1)

The nine months ended September 30, 2021 includes $22 million related to construction-in-progress assets acquired in exchange for the termination of a contract with a third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve Months Ended September 30,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,252	$860
Less: Depreciation and amortization (1)	(320)	(318)
Adjusted EBIT	$932	$542

	As of September 30,
(Dollars in millions)	2021	2020
Total debt	$3,854	$4,095
Total equity	999	734
Less: Cash and cash equivalents	(1,031)	(956)
Invested capital, net	$3,822	$3,873
Average invested capital (2)	$3,804	$4,009

Return on Invested Capital	25%	14%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020.

(2)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of September 30,
(Dollars in millions)	2021	2020
Total debt principal	$3,890	$4,127
Less: Cash and cash equivalents	(1,031)	(956)
Total debt principal, net	$2,859	$3,171

	Twelve Months Ended September 30,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,252	$860

Net Leverage Ratio	2.3	3.7
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. See the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020.

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

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. See “Note 20 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2021, we had 18 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $449 million, the fair value of which amounted to negative $1 million. At December 31, 2020, we had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 million, the fair value of which amounted to $3 million. We recognized net losses of $1 million and $12 million for the three and nine months ended September 30, 2021, respectively, and net gains of $10 million and $14 million for the three and nine months ended September 30, 2020, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2021, we had 167 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $176 million, the fair value of which amounted to $3 million. At December 31, 2020, we had 144 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101 million, the fair value of which amounted to negative $4 million. We recognized pre-tax gains of $2 million and $5 million for the three and nine months ended September 30, 2021, respectively, and pre-tax losses of $2 million and $1 million for the three and nine months ended September 30, 2020, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2021, $1 million and $4 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2020, $1 million and $5 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $21 million and $45 million for the three and nine months ended September 30, 2021, respectively, and pre-tax losses of $32 million and $40 million for the three and nine months ended September 30, 2020, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We enter into interest rate swaps under our cash flow hedge program, which are used to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At September 30, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $2 million. At December 31, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of less than $1 million and a pre-tax loss of less than $1 million for the three and nine months ended September 30, 2021, and pre-tax losses of less than $1 million and $3 million for the three and nine months ended September 30, 2020, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2021, less than $1 million and $1 million, respectively, of loss was reclassified to interest expense, net from accumulated other comprehensive loss. For the three and nine months ended September 30, 2020, less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

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

As of September 30, 2021, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these and other litigation matters is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

Actions related to our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”), as discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, other than those by the State of North Carolina, are shown below.

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

The Chemours Company

Environmental Proceedings

Dordrecht, Netherlands

We have complied with requests from the local environmental agency (“DCMR”, formerly under the jurisdiction of “OZHZ”), the Labor Inspectorate (“iSZW”), the Inspectorate for Environment and Transportation (“ILT”), and the Water Authority (“RWS”) in the Netherlands for information and documents regarding the Dordrecht site’s operations. We have complied with the requests, and the agencies have published several reports between 2016 and 2019, all of them publicly available. The National Institute for Public Health and the Environment (“RIVM”) has also published several reports with respect to PFOA and the polymerization processing aid hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”). Between December 2018 and March 2019, DCMR imposed several fines, aggregating to an amount of €1.75 million, after performing waste water tests that detected low levels of legacy PFOA. We have appealed the fines, and judgement was rendered on December 16, 2020. The court stated that Chemours did not deliberately discharge waste water containing PFOA and ruled that DCMR must reimburse Chemours for 50% of the collected fines, plus court and legal fees. We have since received reimbursement from DCMR.

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

The Chemours Company

Our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. Refer to “Environmental Matters” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

As discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we continue to have active dialogue with NC DEQ and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other per- and polyfluoroalkyl substances (“PFAS”) from our Fayetteville Works site in North Carolina (“Fayetteville”) into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the current estimates. The final cost of the on-site barrier wall and groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

For example, in May 2016, the European Chemicals Agency (“ECHA”) accepted a proposal from France’s competent authority under REACH to change the classification of TiO2. ECHA’s Committee for Risk Action (“RAC”) provided the opinion that the evidence meets the criteria under the EU’s Classification, Labeling and Packaging (“CLP”) Regulation to classify TiO2 as a Category 2 Carcinogen (suspected human carcinogen) by inhalation. To implement this opinion, the EU Commission (“EC”) presented a draft of the full 14th Adaptation to Technical Progress (“ATP”), including a proposed classification (with notes) for the powder form of TiO2 as a Category 2 Carcinogen by inhalation, as a delegated act for scrutiny by EU Council and Parliament. The scrutiny period ended in February 2020, with publication to the Official Journal on February 18, 2020. The publication initiated an implementation period, and the act came into enforcement on October 1, 2021. The impact of the additional regulatory measures includes increased requirements for TiO2 product labeling and importing operations. This could increase our costs associated with our TiO2 manufacturing and handling processes.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees RAC (Risk Assessment Committee) and SEAC (Socio-economic Analysis Committees) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to material adverse effects on our results of operations, financial condition, and cash flows.

On October 18, 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to TSCA orders. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, the EPA indicated they plan to develop drinking water health advisories for PFAS compounds that have final EPA toxicity assessments, including for GenX compounds in the Spring of 2022. We are reviewing EPA’s GenX compounds final toxicity assessment, including the new data and analysis utilized by the agency. We cannot predict the final outcome of EPA’s actions for PFAS, including the implementation of the PFAS Strategic Roadmap, and the consequences of any such actions to our Company. However, the required TSCA order testing and GenX compounds toxicity assessment or future health advisories could increase the costs associated with our manufacturing processes and related remediations at certain of our sites. Additionally, further actions to be taken under or arising from EPA’s action under its PFAS Strategic Roadmap could lead to material adverse effects on our results of operations, financial condition, and cash flows.

The Chemours Company

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (“2018 Share Repurchase Program”). On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018, was announced to the public on August 2, 2018, and was originally scheduled to continue through the earlier of its expiration on December 31, 2020, or the completion of repurchases up to the approved amount. On December 8, 2020, our board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended September 30, 2021.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended July 31, 2021	682,693	$33.20	682,693	$390
Month ended August 31, 2021	661,442	33.57	661,442	368
Month ended September 30, 2021	743,399	30.30	743,399	346
Total	2,087,534	$32.28	2,087,534	$346

(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.

(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

Through September 30, 2021, under the 2018 Share Repurchase Program, we have purchased a cumulative 17,756,806 shares of our issued and outstanding common stock, which amounted to $654 million at an average share price of $36.83 per share. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at September 30, 2021 was $346 million.

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

4.1

Second Supplemental Indenture, dated as of August 18, 2021, among The Chemours Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 18, 2021).

4.2	Specimen 4.625% Senior Notes Due 2029 (included in Exhibit 4.1).

10.1

Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of April 3, 2018, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 8, 2021).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 5, 2021

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)