Form 10-K
period 2021-12-31
Chemours Co
filed 2022-02-11
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.7 billion. As of February 7, 2022, 160,018,312 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation, unless the context otherwise requires. References herein to “DuPont” refer to DuPont de Nemours, Inc., a Delaware Corporation.

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “we”, “us”, or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide (prior to the Mining Solutions business sale), and performance chemicals and intermediates. We manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Chemical Solutions segment was a leading provider of industrial chemicals used in gold production prior to the Mining Solutions business sale and continues to be a leading provider of chemicals used in industrial, and consumer applications in the Americas.

We operate 29 major production facilities located in nine countries and serve approximately 3,200 customers across a wide range of end-markets in approximately 120 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2021, no one individual customer represented more than 10% of our consolidated net sales, and one customer represented approximately 6% of our total outstanding accounts and notes receivables balance.

We are a different kind of chemistry company, driven by our vision to create a better world through the power of our chemistry. Our world-class product portfolio brings everyday convenience to virtually everything people touch in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders around the world through innovative and sustainable solutions, environmental leadership, community impact and making Chemours the greatest place to work for every employee. Our global workforce, renowned for its deep and unmatched expertise, bring our chemistry to life, guided by five core values that form the bedrock foundation for how we operate: (i) Customer Centricity – driving customer growth, and our own, by understanding our customers’ needs and building long-lasting relationships with them; (ii) Refreshing Simplicity – cutting complexity by investing in what matters, and getting results faster; (iii) Collective Entrepreneurship – empowering our employees to act like they own our business, while embracing the power of inclusion and teamwork; (iv) Safety Obsession – living our steadfast belief that a safe workplace is a profitable workplace; and, (v) Unshakable Integrity – doing what’s right for our customers, colleagues, and communities – always.

Our core values, together with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential. Our Corporate Responsibility Commitment (“CRC”) is embedded within our growth strategy as a company. In 2018, we issued our inaugural CRC Report, which included 10 ambitious goals targeted for completion by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce both their greenhouse gas (“GHG”) emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from EID (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between us and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont, and Corteva. EID is now a subsidiary of Corteva, and, at this time, any agreements related to our Separation are between us and EID, Corteva, and DuPont.

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

In our Thermal & Specialized Solutions segment, we are a leading, global provider of refrigerants, thermal management solutions, propellants, foam blowing agents, and specialty solvents. Our Thermal & Specialized Solutions segment has held a leading position in the refrigerants market since the commercial introduction of FreonTM in 1930. We are currently a leader in the development of sustainable technologies like OpteonTM, one of the world’s lowest global warming potential (“GWP”) refrigerant brands, as governments around the world pass laws and regulations that make the use of low GWP refrigerants a requirement.

In our Advanced Performance Materials segment, we are a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, extreme temperature stability, and unique di-electric properties. Our Advanced Performance Materials segment has a diversified offering of products that includes various industrial resins, specialty products, and coatings. These product offerings position the business to serve a breadth of markets, segments, and applications, including electronics, communications, transportation, wire and cable, energy, oil and gas, and medical, among others, and our product offerings are fundamental to the future of clean energy and advanced electronics.

In our Chemical Solutions segment, we completed the sale of our Mining Solutions business during 2021. Our Performance Chemicals and Intermediates business produces industrial chemicals used in various applications by our customers, which are primarily located in the Americas.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. TiO2 pigment is used to deliver whiteness, brightness, opacity, and ultra-violet light protection in applications such as architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We also sell a chloride-based TiO2 pigment under the BaiMaxTM brand name, which is exclusively produced for customers in Greater China. We operate four TiO2 pigment production facilities: two in the U.S., one in Mexico, and one in Taiwan. In total, we have a TiO2 pigment nameplate capacity of approximately 1.25 million metric tons per year. In addition, we have a large-scale repackaging and distribution facility in Belgium. We also operate mineral sands mining and/or separation operations in Starke, Florida, Nahunta, Georgia, Jesup, Georgia and Offerman, Georgia.

We are one of a limited number of manufacturers operating a chloride process to produce TiO2 pigment. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers, as we uniquely utilize a broad spectrum of titanium-bearing ore feedstocks to achieve one of the highest TiO2 pigment unit margins in our industry. This technology, which is in use at all of our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes and developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance total end-user value.

We sell over 20 different grades of TiO2 pigment, with each grade tailored for targeted applications. Our portfolio of premium performance TiO2 pigment grades provides end-users with benefits beyond opacity, such as longer-lasting performance, brighter colors, and the brilliant whites achievable only through chloride-manufactured pigment.

The Chemours Company

We have operated a titanium mine in Starke, Florida since 1949. Additionally, in 2019, we acquired a titanium mine in Nahunta, Georgia, from which we source ore feedstock to be processed at its associated mineral sands separation facility in Offerman, Georgia. The titanium mine and mineral sands separation facility in Georgia were acquired in the third quarter of 2019 as part of our acquisition of Southern Ionics Minerals, LLC (“SIM”). This acquisition expanded our flexibility and scalability to internally source ore and enabled the commencement of mining operations at our surface mine in Jesup, Georgia in August 2020. Our mines provide us with low-cost, high-quality domestic ilmenite ore feedstock and currently supply less than 10% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2021, include zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal.

Industry Overview and Competitors

The overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to grow proportionately with global GDP growth. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted during the novel coronavirus disease (“COVID-19”) pandemic. In 2021, the TiO2 pigment market again grew at greater-than-global GDP growth rates. In the longer-term, we expect global TiO2 pigment demand to resume its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2021 was approximately 7.3 million metric tons, a second consecutive year above-GDP growth; of which approximately 60% was for premium performance pigments. Worldwide nameplate capacity in 2021 was estimated to be approximately 8.6 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. We believe that the utilization of the premium performance manufacturing base is considerably higher than that for general purpose, lower-performance production. As future customer demand grows, we have the ability to incrementally increase our production capacity by approximately 10% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 10% of capacity is in line with our stated intention to grow with our customers’ needs over the long-term. This new capacity is expected to provide the equivalent of a new production line, while requiring a fraction of the capital investment. Our increased pigment production capacity will be supported by investments to extend our ilmenite mines and through long-term ore feedstock contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within higher-performance pigments include Tronox Holdings plc, LB Group Co.Ltd., Venator Materials plc, Kronos Worldwide, Inc., and INEOS AG.

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

The Chemours Company

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. In 2018, we launched our TVS strategy, which we believe to be foundational to maintaining and growing our Titanium Technologies business. Our TVS strategy establishes a commercial framework that allows us to focus on enhancing durable, value-oriented customer relationships, while providing customers access to a predictable and reliable supply of high-quality TiO2. Customers can purchase Ti-PureTM TiO2 either through long-term contracts or through Ti-PureTM Flex. Launched in 2019, Ti-PureTM Flex is a new, innovative channel that provides customers the unique ability to purchase Ti-Pure™ TiO2 via our web-based portal, the first of its kind in the industry. To further expand our reach beyond these sales channels, we also utilize third-party sales agents and distributors.

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

To ensure efficient distribution, we have a large fleet of railcars, which are predominantly used for outbound distribution of products in the U.S. and Canada. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment for each product line and geographic region to maximize utilization and maintain an efficient supply chain.

Customers

Globally, we serve approximately 600 customers through our Titanium Technologies segment. In 2021, our 10 largest Titanium Technologies customers accounted for approximately 36% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

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

Thermal & Specialized Solutions Segment

Segment Overview

Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, foam blowing agents, and specialty solvents. We have an industry-leading safety culture and apply world-class R&D and technical expertise to ensure that our operations run safely and reliably, and to improve our process technology.

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

The Chemours Company

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

Raw Materials

The primary raw materials required to support the Thermal & Specialized Solutions segment are fluorspar, sulfur, ethylene, chlorinated organics, chlorine, and hydrogen fluoride. These are available in many countries and are not concentrated in any particular region. We pursue maximum competitiveness in our global supply chains through competitive, flexible, and diversified sourcing of key raw materials. Our contracts typically include terms that span from two to ten years. Qualified fluorspar sources have fixed contract prices or freely-negotiated, market-based pricing. We diversify our sourcing through multiple geographic regions and suppliers to ensure a diversified and cost competitive supply.

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

Customers

Our Thermal & Specialized Solutions segment serves approximately 1,000 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2021.

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

The Chemours Company

Advanced Performance Materials Segment

Segment Overview

Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique performance capabilities and are present in applications that people around the world use every day. The segment has a diversified portfolio that includes various industrial resins, specialty products, membranes, and coatings. These product offerings position the business to serve a broad range of markets, including consumer electronics, semiconductors, digital communications, transportation, energy, oil and gas, and medical, among others.

Our products set the standard in a number of performance categories, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, and di-electric properties. These performance advantages make our polymers a material of choice, especially in complex applications and extreme environmental conditions. Our products are therefore critical to many emerging technology areas, including energy storage, hydrogen production and fuel cells, 5G data delivery, advanced semi-conductor infrastructure, and connected devices.

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

Our Advanced Performance Materials segment uses a market-back approach to drive technology development. Our innovations are underpinned by deep technical knowledge and experience in fluoropolymer chemistry. We leverage our state-of-the-art R&D facilities at the Chemours Discovery Hub to drive faster development on a global scale. We also participate in a broad array of industry consortia and collaborate with leading academics across a variety of disciplines to drive fundamental R&D in the materials space.

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

Raw Materials

The primary raw materials required for the Advanced Performance Materials segment are chlorinated organics, hydrogen fluoride, and vinylidene fluoride. These are available in many countries and are not concentrated in any particular region. We pursue maximum competitiveness in our global supply chains through competitive, flexible, and diversified sourcing of key raw materials. Our contracts typically include terms that span from two to ten years. We diversify our sourcing through multiple geographic regions and suppliers to ensure a diversified and cost competitive supply.

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

The Chemours Company

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

Customers

Our Advanced Performance Materials segment serves approximately 1,400 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2021.

Seasonality

There is no significant seasonality in our Advanced Performance Materials segment’s net sales, as demand is relatively consistent throughout the year.

Chemical Solutions Segment

Segment Overview

Our Chemical Solutions segment is comprised of a portfolio of industrial chemical businesses, primarily operating in the Americas. The segment’s products are used as important raw materials and catalysts for a diverse group of industries, including, among others, gold production (prior to the sale of our Mining Solutions business), clean and disinfect, oil and gas, water treatment, electronics, and automotive. Chemical Solutions generates value through the use of market-leading manufacturing technology, safety performance, product stewardship, and differentiated logistics capabilities.

In early 2021, we began a strategic review of our Mining Solutions business, which included our sodium cyanide and hydrogen cyanide product lines. On July 26, 2021, we entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell our Mining Solutions business and completed the sale on December 1, 2021 for net cash proceeds of $508 million, net of $13 million cash divested. For the year ended December 31, 2021, the Mining Solutions business accounted for approximately 70% of the Chemical Solutions segment net sales.

Following the sale of our Mining Solutions business, our Chemical Solutions remaining operations include one production facility in North America that sells products and solutions through the Performance Chemicals and Intermediates product group. Our Performance Chemicals and Intermediates product group, is primarily comprised of our Glycolic Acid and Vazo™ product lines, and we manufacture a variety of chemicals used in many different applications. Performance Chemicals and Intermediates business is expected to generally grow in line with growth in global GDP.

Industry Overview and Competitors

The industrial and specialty chemicals produced by our Chemical Solutions segment are important raw materials for a wide range of industries and end-markets. We hold a long-standing reputation for high quality and the safe-handling of hazardous products, such as sodium cyanide, dimethyl sulfate and Vazo™. Our positions in these products are the result of our process technology, manufacturing scale, efficient supply chain, and proximity to large customers. Prior to the sale of the Mining Solutions business, key competitors for the Chemical Solutions include Cyanco Corp., Hebei Chengxin Group Co. Ltd., CyPlus GmbH, Orica Ltd., and Tongsuh Petrochemical Corp., Ltd. Key competitors for the remaining business in our Chemicals Solutions segment include CABB GmbH and Nouryon.

Raw Materials

Key raw materials for the remaining business in our Chemical Solutions segment include aminonitrile, formaldehyde, natural gas, hydrogen, sodium trioxide, and caustic soda. We source raw materials from global and regional suppliers, where possible, and maintain multiple supplier relationships to protect against supply disruptions and potential price increases. To further mitigate the risk of raw materials availability and cost fluctuations, our Chemical Solutions segment has also taken steps to optimize routes for distribution, lock in long-term contracts with key suppliers, and increase the number of customer contracts with raw materials price pass-through terms. We do rely on one supplier for aminonitrile, which is a key raw material for the production of Vazo™. Any prolonged inability to obtain aminonitrile could have an adverse effect on our operating results and could unfavorably impact our customer relationships. We do not believe that the loss of any other particular suppliers would be material to our business.

The Chemours Company

Sales, Marketing, and Distribution

Our technical, marketing, and sales teams around the world have deep expertise with our products and their end-markets. We predominantly sell directly to end-customers, although we also use a network of distributors for specific product lines and geographies. Sales may take place through either spot transactions or via long-term contracts.

Most of Chemical Solutions’ raw materials and products can be delivered by efficient bulk transportation. As such, we maintain a fleet of railcars, tank trucks, and containers to support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position as well as the ability to adjust the size of our container fleet in response to changes in market conditions. A dedicated logistics team, along with external partners, continually optimizes the assignment of our transportation equipment to each product line and geographic regions to maximize utilization and flexibility of the supply chain. The strategic placement of our facilities in locations designed to serve our key customer base in the Americas gives us robust distribution capabilities.

Customers

Our Chemical Solutions segment focuses on developing long-term partnerships with key market participants. Many of our commercial and industrial relationships have been in place for decades and are based on our proven value proposition of safely and reliably supplying our customers with the materials needed for their operations. Our reputation and long-term track record are key competitive advantages, as several of the products’ end-users demand the highest level of excellence in safe manufacturing, distribution, handling, and storage. Our Chemical Solutions segment has U.S. Department of Transportation Special Permits and Approvals in place for the distribution of various materials associated with each of our business lines, as required. During the year, prior to the sale of our Mining Solutions business, our Chemical Solutions segment served approximately 300 customers globally. In 2021, one Chemical Solutions customer represented more than 10% of the segment’s net sales.

Seasonality

Our Chemical Solutions segment’s sales are subject to minimal seasonality.

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

Our Advanced Performance Materials segment possesses extensive know-how and trade secrets related to manufacturing technologies for a broad range of specialized fluoropolymers, as well as application development technology for fluoropolymers based on comprehensive knowledge of customer applications. We hold patents relating to manufacturing for certain products with high quality, specifications and purity as required by the electronics, communications, automotive, wire and cable, and other industries. Additionally, our Advanced Performance Materials segment is a leader in and holds patents relating to non-fluorinated materials for use as durable water repellants for garments and other uses. In our Advanced Performance Materials segment’s intellectual property portfolio, we consider our TeflonTM, VitonTM, NafionTM, and KrytoxTM trademarks to be valuable assets.

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

Central to our CRC are our ten goals that we aim to achieve by 2030. These goals fall into three pillars: Inspired People, Shared Planet, and Evolved Portfolio. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. The Shared Planet pillar of our CRC underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our shared planet 2030 goals are comprised of the following:

•	Reduce absolute operations Scope 1 and Scope 2 GHG emissions by 60%;
•	Reduce air and water process emissions of fluorinated organic chemicals by 99% or more; and,
•	Reduce our landfill volume intensity by 70%.

As part of the Evolved Portfolio pillar of our CRC, we are reimagining our portfolio to offer solutions that are also safer, healthier, and more resilient for a world that demands more. We believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, and our communities. Climate change matters for our company are likely to be driven by changes in physical climate parameters, regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy-efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and are well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

For example, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted U.S. American Innovation and Manufacturing Act (“AIM”), promote the adoption and sale of our high performing Opteon™ products, which have lower GWP and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

We are a proponent of the recently passed bipartisan AIM Act, going into effect in 2022, that will begin the national phase-down of hydrofluorocarbons. Earlier this year, we announced the implementation of an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site.

Our growth prospects in fluoropolymers are also enhanced by regulation driving the increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls, and better fuel economy, and enable vehicle electrification and the shift to hydrogen-powered vehicles. We expect the use of our fluoropolymers in vehicles to increase, driven by the automotive industry’s trends toward energy efficiency and clean energy due to evolving emissions performance regulations and increasing adoption of electric vehicles.

As an energy and emissions intensive company, our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but may or may not be subject to programs requiring trading or emission controls. The EU Emission Trading System and the cap and trade pilot program in Mexico apply to our operating sites in those regions. Furthermore, U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

The Chemours Company

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management and other key employees. This success depends on creating a diverse, inclusive, and empowered workforce – one that holds a multiplicity of viewpoints, stems from a variety of backgrounds, and brings an abundance of different life experiences to work. We believe our global workforce should reflect the viewpoints and diversity of the communities in which we operate. That combination of excellence and diversity is essential to continuing our strong track record of uncovering and delivering the innovative solutions society needs.

Diverse and Inclusive Leadership and Workforce

Our board of directors is comprised of eleven individuals with diverse experience and credentials, selected for their acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the company with unique insights and fresh perspectives. The demographics of our board of directors include 36% women and 27% ethnically diverse individuals. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. Management of the Company is led by our President and Chief Executive Officer (“CEO”) and his 8 direct reports, which comprise our Chemours Executive Team (“CET”). The demographics of our CET include 44% women and 44% ethnically diverse individuals. Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

At December 31, 2021, we had approximately 6,400 employees globally, nearly all of which were full-time employees. Our employees’ global demographics consisted of approximately 77% male employees and approximately 23% female employees, and, in the U.S., approximately 21% of our employees were considered to be ethnically diverse. At December 31, 2021, we had approximately 74% of our employees in the Americas (65% of whom are in the United States), 14% in Europe, and 12% in Asia Pacific (4% of whom are in China). Approximately 19% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

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

Corporate Responsibility Commitment

In 2018, we issued our inaugural CRC Report, which expresses our commitment to our stakeholders to make chemistry as responsible as it is essential. This commitment is embedded within our growth strategy as a company. Our inaugural report included 10 ambitious goals targeted for completion by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. These goals are designed to promote accountability to our commitment and position us for long-term success. Our Inspired People pillar underlines our commitment to creating and sustaining a diverse, inclusive, and safe workplace. With a focus on creating a vibrant workplace culture that attracts, retains, and empowers the best and brightest in their fields, the following table sets forth our Inspired People goals and our relative progress at December 31, 2021.

Inspired People Goal (1)	At December 31, 2021
Fill 50% of all positions globally with women;	Approximately 23% of all global positions are filled with women;
Fill 20% of all U.S. positions with ethnically diverse employees;	Approximately 21% of all U.S. positions are filled with ethnically diverse employees;
Improve employee, contractor, process, and distribution safety performance by at least 75%; and,

For our most recent fiscal year (2,3):

- Our employee total recordable incident rate ("TRIR") was 0.29;

- Our contractor TRIR was 0.15;

- Our process safety tier 1 rate was 0.03;

- We had 2 distribution incidents; and,

Invest $50 million in our communities to improve lives by increasing access to science, technology, engineering, and math (“STEM”) skills, safety initiatives, and sustainable environment programs.	Approximately $15 million has been invested to improve lives by increasing access to STEM skills, safety initiatives, and sustainable environment programs within the communities in which we operate.
(1)	Inspired People goals are targeted for completion by December 31, 2030.
(2)	Rate is defined as number of events per 100 workers per year.
(3)	Our 2018 baseline metrics are as follows: employee TRIR of 0.28, contractor TRIR of 0.23, process safety tier 1 rate of 0.04, and 3 distribution incidents.

The Chemours Company

In support of our goals and commitment to foster a diverse and inclusive environment where all employees can contribute, thrive and grow, we have several Employee Resource Groups (“ERGs”): Chemours Asian Group, Chemours Black Employee Network, Chemours Latin American Resource Organization, Chemours Pride Network, Chemours Women’s Network, Early Career Network, and VetNet. The objectives of these ERGs are to help foster a diverse, inclusive workplace by educating and building awareness across the Company on challenges underrepresented groups often face, how to be more inclusive, supporting career development efforts, and leading community outreach efforts. We also facilitate additional educational programs, workshops and discussions on a variety of diversity and inclusion topics for global, regional, and local employee groups. In 2020, we introduced a new compensations metric focused on increasing the total proportion of women in the global workforce. The annual bonus structure for all Chemours executives and senior leaders now includes this metric, which we believe is important to drive interim progress toward our 2030 gender diversity goal.

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

Consistent with our Safety Obsession, we have taken several actions during 2021 to promote the health, safety, and well-being of our workforce in response to the COVID-19 pandemic. Such actions have included requiring remote working arrangements where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, providing personal protective equipment for our “essential” operations employees at our sites and labs, and enhanced industrial hygiene and sanitization practices. We have also provided our employees with opportunities to participate in webinar sessions focused on challenges that may be experienced during trying times, such as mental and financial health. We will continue to make decisions that promote the health and safety of our employees and contractors throughout the duration of the COVID-19 pandemic.

Professional Development

We encourage our employees to own their careers by taking the lead in their respective professional development journeys. We actively support our employees in their professional development, providing multiple learning opportunities and trainings. We also provide our employees with the necessary tools and resources to develop and produce the next generation of innovative chemistry products, most notably, our 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Given our focus on experiential learning, we leverage special projects, short-term assignments, and cross-functional job rotations to further develop talent and support employees in meeting their professional aspirations. Semi-annual performance reviews, combined with annual career development planning and ongoing feedback, provide support in performance and development and help our people know where they excel and how they can improve.

The Chemours Company

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

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our CRC, corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2021, our voluntary attrition percentage was approximately 9%.

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

We have received inquiries, government investigations, directives, multiple lawsuits, and other actions related to PFOA, HFPO Dimer Acid, AFFF, and PFAS as discussed in more detail in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. These or other governmental inquiries or lawsuits could lead to us incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) or otherwise. Additional lawsuits or inquiries also could be instituted related to these or other compounds in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to our existing operations, PFOA, HFPO Dimer Acid, AFFF, PFAS, or other compounds associated with our products or operations could result in us incurring additional costs and liabilities, which may be material to our financial position and results of operations.

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we may be required to indemnify EID with regard to liabilities allocated to, or assumed by, us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters, as well as certain damages awards, settlements, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding Memorandum of Understanding (the “MOU”) addressing certain PFAS matters and costs as detailed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. Disputes with the DuPont Indemnitees and others which may arise with respect to the MOU and PFAS matters, including disputes based on matters of law or contract interpretation, could materially adversely affect our results of operations, financial condition, and cash flows.

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

If we are found to be in violation of these laws, regulations, or enforcements, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. Our operations and production may also be subject to changes based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs as a result of addressing the consequences of such event and future reputational costs associated with any such event.

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

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of HFPO Dimer Acid and PFAS from Fayetteville into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the recorded reserve estimates. The final cost of the on-site barrier wall and groundwater treatment system depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

The Chemours Company

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

For example, in May 2016, the European Chemicals Agency (“ECHA”) accepted a proposal from France’s competent authority under REACH to change the classification of TiO2. ECHA’s Risk Assessment Committee (“RAC”) provided the opinion that the evidence meets the criteria under the EU’s Classification, Labeling and Packaging (“CLP”) Regulation to classify TiO2 as a Category 2 Carcinogen (suspected human carcinogen) by inhalation. To implement this opinion, the EU Commission (“EC”) presented a draft of the full 14th Adaptation to Technical Progress (“ATP”), including a proposed classification (with notes) for the powder form of TiO2 as a Category 2 Carcinogen by inhalation, as a delegated act for scrutiny by EU Council and Parliament. The act came into enforcement on October 1, 2021. The impacts of the additional regulatory measures will include increased requirements for TiO2 product labeling and importing operations, which could increase the costs associated with our TiO2 manufacturing and handling processes.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees RAC and Socio-economic Analysis Committees (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to adverse effects on our results of operations, financial condition, and cash flows.

On October 18, 2021, the U.S. Environmental Protection Agency (the “EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to TSCA orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, EPA indicated they plan to develop non-regulatory drinking water health advisories for certain PFAS compounds that have final EPA toxicity assessments, including GenX compounds in the Spring of 2022. We are currently evaluating the impact of EPA’s final toxicity assessment, including new data and analysis utilized by the agency, and have met with the agency to discuss process-related and technical concerns about the assessment. We cannot predict the final outcome of EPA’s actions for PFAS, including the implementation of the PFAS Strategic Roadmap, and the consequences of any such actions to our Company. However, the required TSCA order testing and GenX compounds toxicity assessment or future health advisories could increase the costs associated with our manufacturing processes and related remediations at certain of our sites. Additionally, further actions to be taken under or arising from EPA’s action under its PFAS Strategic Roadmap could lead to material adverse effects on our results of operations, financial condition, and cash flows.

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

Disputes with the DuPont Indemnitees and others, which may arise with respect to the MOU, PFAS matters, indemnification, and/or cost-sharing matters, including disputes based on matter of law or contract interpretation, could materially adversely affect our business, financial condition, results of operations, and cash flows. As described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, multiple lawsuits have been filed by third parties containing allegations that EID’s separation of Chemours was a fraudulent transfer.

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

Commercial agreements we entered into with EID prior to the Separation were formed in the context of the Separation while we were still a wholly-owned subsidiary of EID. Accordingly, during the period in which the terms of those agreements were formed, we did not have an independent board of directors or management independent of EID. Certain commercial agreements, having long terms and commercially-advantageous cancellation and assignment rights to EID, may not include adjustments for changes in industry and market conditions. There is a risk that the pricing and other terms under these agreements may not be commercially beneficial or able to be changed in the future. The terms relate to, among other things, the allocation of assets, liabilities, rights, and obligations, including the provision of products and services and the sharing and operation of property, manufacturing, office, and laboratory sites, and other commercial rights and obligations between us and EID.

If the distribution, in connection with the Separation, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability.

Generally, taxes resulting from the failure of the Separation and distribution or certain related transactions to qualify for non-recognition treatment under U.S. federal, state, and/or local tax law, and/or foreign tax law, would be imposed on EID or EID’s stockholders and, under the tax matters agreement that we entered into with EID prior to the Separation, EID is generally obligated to indemnify us against such taxes to the extent that we may be jointly, severally, or secondarily liable for such taxes. However, under the terms of the tax matters agreement, we are also generally responsible for any taxes imposed on EID that arise from the failure of the distribution to qualify as tax-free for U.S. federal income tax purposes within the meaning of Section 355 of the Internal Revenue Code (“IRC”) or the failure of such related transactions to qualify for tax-free treatment, to the extent such failure to qualify is attributable to actions, events, or transactions relating to our or our affiliates’ stock, assets, or business, or any breach of our or our affiliates’ representations, covenants, or obligations under the tax matters agreement (or any other agreement we enter into in connection with the Separation and distribution), the materials submitted to the U.S. Internal Revenue Service (“IRS”) or other governmental authorities in connection with the request for the IRS Ruling or other tax rulings or the representation letter provided to counsel in connection with the tax opinion. Events triggering an indemnification obligation under the agreement include events occurring after the distribution that cause EID to recognize a gain under Section 355(e) of the IRC. Such tax amounts could be significant. To the extent we are responsible for any liability under the tax matters agreement, there could be a material adverse impact on our financial condition, results of operations, and cash flows in future reporting periods.

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

Our operational and financial condition may be negatively impacted by the widespread outbreak of any illnesses or communicable diseases, as well as any associated public health crises that may ensue. To minimize the transmissions, social and economic restrictions have been or may be imposed in the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, can have negative business-related implications for our Company and the U.S. and global economies.

Since 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. While we experienced minimal disruption in our operations and business-related processes, we are continuously monitoring the effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also continuously monitoring the operational and financial impacts of evolving restrictive local and national laws and regulations, as well as recommendations set forth by public health organizations and governmental organizations to impede the spread of COVID-19.

The extent to which the COVID-19 pandemic could adversely impact our Company depends on evolving factors, as well as future developments that we are not able to predict with certainty. These factors include the duration and scope of the COVID-19 pandemic, including an increased spread of infections or new variants of the virus; the health of our employees and the workforce of certain third-party service providers or contractors; extended travel bans, quarantines, or shelter-in-place orders; changes in customer demand; increased operating costs to deal with the impacts of COVID-19; supply chain inefficiencies or ineffectiveness, including raw material shortages, driven by impacts of COVID-19 on our suppliers; prolonged weaker economic conditions; and consumer and business confidence and the resulting decreases in our customers’ demand and spending patterns, as well as their respective abilities to fulfill any existing purchase obligations.

The widespread outbreak of any illness or communicable disease could result in, and in the instance of the COVID-19 pandemic has resulted in, a significant health crisis that adversely affects local and global economies and financial markets, including the companies that operate within these conditions. Each of the above considerations related to the COVID-19 pandemic remain highly uncertain and subject to change, continue to evolve, and have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows. However, we cannot predict with certainty the magnitude of such impacts at this time. The impact of COVID-19 may also exacerbate our other risks, as described within this Item 1A – Risk Factors, any of which could have a material effect on us, including among other things, risks associated with our indebtedness, including available capacity, compliance with debt covenants; risks related to adequacy of our cash flow and earnings and other conditions which may affect our liquidity; and risks related to our ongoing ability to pay dividends and repurchase common stock. As the situation continues to evolve, additional impacts of which we are not currently aware may also arise.

The Chemours Company

Risks Related to Our Business Performance

Operating as a multi-national corporation presents risks associated with global and regional economic downturns and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards).

Our business and operating results may in the future be adversely affected by global and regional economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as tariffs on international trade, border adjustments for certain products, and a changing financial regulatory environment that could affect the global economy. Such global and regional economic conditions may be further affected by physical risks that stem from a number of root causes, including natural disasters, climate change, and/or travel-based restrictions that may be driven by geo-political activities, military actions, terrorism, and the spread of pandemics, such as the COVID-19 pandemic.

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

In addition to the general risks associated with operating in the global economy, our revenue and profitability are largely dependent on the TiO2 pigment industry and the industries that are the end-users of our refrigerants and fluoropolymers. TiO2 pigment, refrigerants, and fluoropolymers are used in many “quality of life” products for which demand historically has been linked to global, regional, and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events, which may or may not impact all of our businesses at the same time or to the same degree, are likely to cause a decrease in the demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. Further, our future demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets. In addition, because demand for certain of our products is driven in part by industry needs to comply with certain environmental regulations (such as markets for refrigerants and foams with low GWP), changes in, the elimination of, or lack of enforcement of such environmental regulations in the U.S., the EU, or other jurisdictions can also negatively impact demand for such products and, as a result, our results of operations and financial condition.

The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected.

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors, such as price, product quality, and service. We face significant competition from major international and regional competitors. Some of our competitors in the Titanium Technologies segment have announced plans to expand their chloride capacity. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily available production capacity during the previous five years. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology. Similarly, we compete with various producers in our Thermal & Specialized Solutions and Advanced Performance Materials businesses, and the risk of substitution of these producers by our customers could increase if these producers develop better capabilities to manufacture products similar to our specialty products.

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

The Chemours Company

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

Due to our international operations, we transact in many foreign currencies, including, but not limited to, the euro, the Mexican peso, the Chinese yuan, and the Japanese yen. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net sales and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, depreciation of the euro against the U.S. dollar has historically negatively impacted our results of operations. We also have certain indebtedness and payables denominated in the euro, and, during times of a strengthening euro relative to the U.S. dollar, our overall debt obligations and payables in U.S. dollars equivalent will increase.

We enter into certain of our qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated purchases for certain of our international subsidiaries. There can be no assurance that any hedging action will lessen the adverse impact of a variation in currency rates. Also, actions to recover margins may result in lower volume and a weaker competitive position, which may have an adverse effect on our profitability. For example, in our Titanium Technologies segment, a substantial portion of our manufacturing is located in the U.S. and Mexico, while our TiO2 pigment is delivered to customers around the world. Furthermore, our ore cost is principally denominated in U.S. dollars. Accordingly, in periods when the U.S. dollar or Mexican peso strengthen against other local currencies, such as the euro, our costs are higher relative to some of our competitors who operate largely outside of the U.S. and Mexico, and the benefits we realize from having lower costs associated with our manufacturing process are reduced, impacting our profitability.

The Chemours Company

If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected.

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets, our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets, and our ability to adapt to changing regulations. We must continue to develop lower-emission manufacturing technologies and identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation related to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws, regulations, or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve the expected benefits associated with new products developed to meet new laws, regulations, or enforcements if the implementation of such laws, regulations, or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

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

We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by and may fluctuate because of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and taxes associated with the repatriation of our non-U.S. earnings. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, financial condition, and cash flows could be adversely affected.

We are subject to continuing contingent tax-related liabilities of EID.

There are other significant areas where the liabilities of EID may become our obligations. For example, under the IRC and the related rules and regulations, each corporation that was a member of EID’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the distribution is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group for such taxable period. In connection with the Separation and distribution, we entered into a tax matters agreement with EID that allocates the responsibility for prior period taxes of EID’s consolidated tax reporting group between us and EID. If EID were unable to pay any prior period taxes for which it is responsible, however, we could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state, local, or foreign law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

The Chemours Company

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, PFAS escrow funding requirements, capital expenditures, and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flows and our ability to meet our obligations, including our debt obligations, PFAS escrow funding requirements, or make cash distributions depends upon the cash flows of our operating companies and any future subsidiaries, as well as the ability of our operating companies and any future subsidiaries to transfer funds in the form of dividends or otherwise.

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

From time to time, we may announce certain key financial and non-financial targets that are expected to serve as benchmarks for our performance for a given time period, including goals for our future net sales growth, adjusted earnings before interest, taxes, depreciation, and amortization, adjusted earnings per share, free cash flows, return on invested capital, net leverage ratio, corporate responsibility commitments, and/or sustainability commitments. Our failure to meet one or more of these key targets may negatively impact our results of operations, stock price, and stockholder returns. The factors influencing our ability to meet these key targets include, but are not limited to, changes in the global economic environment, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our undertaking of an acquisition, joint venture, or other strategic arrangement, the outcome of any new or existing litigation, our failure to comply with new or existing laws or regulations, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

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

Our information technology is provided by a combination of internal and external services and service providers, and we rely on information technology in many aspects of our business, including internal and external communications, and the management of our accounting, finance, and supply chain functions. Further, our business involves the use, storage, and transmission of information about customers, suppliers, and employees. As we become more dependent on information technology to conduct our business, and as the number and sophistication of cyberattacks increases, the risks associated with cybersecurity, information security, and data privacy also increases. In response to such risks, we provide our employees with cyber and information security training on a periodic and an annual basis. Failure to maintain effective internal control over our information technology and infrastructure could materially adversely affect our business, financial condition, or results of operations, and/or have a material adverse impact on our stock price.

Preparedness plans pertaining to the physical- and cyber-related aspects of our business have been developed with detailed actions needed in the event of unforeseen events or severe weather. We also engineer our facilities to better withstand these events and hold insurance coverage to protect against losses from physical damages and business interruptions. These measures have historically been in place, and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

As of December 31, 2021, we had approximately $3.8 billion of indebtedness. At December 31, 2021, together with the guarantors, we had approximately $1.2 billion of indebtedness outstanding under our senior secured credit facilities, and a $900 million revolving credit facility (“Revolving Credit Facility”) capacity, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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

Moreover, in the event of a default of our debt service obligations, if not cured or waived, the holders of the applicable indebtedness, including holders of our outstanding notes and the Senior Secured Credit Facilities, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. We cannot be certain that our assets or cash flows would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. First, a default in our debt service obligations in respect of the outstanding notes would result in a cross-default under the Senior Secured Credit Facilities. The foregoing would permit the lenders under the Revolving Credit Facility to terminate their commitments thereunder and cease making further loans, and would allow the lenders under the Senior Secured Credit Facilities to declare all loans immediately due and payable and to institute foreclosure proceedings against their collateral. Second, any event of default or declaration of acceleration under the Senior Secured Credit Facilities or certain other agreements relating to our outstanding indebtedness could also result in an event of default under the indenture governing the outstanding notes, and any event of default or declaration of acceleration under any other of our outstanding indebtedness may also contain a cross-default provision. Any such default, event of default if not cured or waived, or declaration of acceleration could force us into bankruptcy, reorganization, insolvency, or liquidation.

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for further discussion related to our indebtedness.

The Chemours Company

Despite our current level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

Notwithstanding our current level of indebtedness, we may incur significant additional indebtedness in the future, including additional secured indebtedness (including the $900 million maximum capacity under the Revolving Credit Facility) that would be effectively senior to our outstanding notes. Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We may use, from time to time, derivative instruments to mitigate interest rate risk. However, there is no guarantee that derivative contracts may be available to us and/or if such contracts will provide the desired results. As of December 31, 2021, we had approximately $1.2 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates.

Refer to “Note 26 – Financial Instruments” to the Consolidated Financial Statements for further details regarding our interest rate swaps designated as a cash flow hedge.

General Risk Factors

Our stock price could become more volatile and investments could lose value.

The market price for our common stock may be affected by a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;
•	actual or anticipated fluctuations in our operating results;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;
•	anticipated or actual outcomes or resolutions of legal or other contingencies;
•	the operating and stock price performance of other comparable companies;
•	a change in our dividend or stock repurchase activities;
•	changes in applicable rules and regulations and the reputation of our business;
•	the announcement of new products by us or our competitors;
•	overall market fluctuations and domestic and worldwide economic conditions; and,
•	other factors described within this Item 1A – Risk Factors, and elsewhere within this Annual Report on Form 10-K.

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

The following chart sets forth our production facilities at December 31, 2021.

Production Facilities
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Shared Locations
North America	DeLisle, Mississippi New Johnsonville, Tennessee Jesup, Georgia (Mine) (1) Nahunta, Georgia (Mine) (1) Offerman, Georgia (Mineral Separation) Starke, Florida (Mine & Mineral Separation)	Corpus Christi, Texas El Dorado, Arkansas (1) LaPorte, Texas (1) Louisville, Kentucky (1)	Deepwater, New Jersey Elkton, Maryland (1) Fayetteville, North Carolina Louisville, Kentucky Parlin, New Jersey (1) Washington, West Virginia		Belle, West Virginia (3)
Europe, the Middle East, and Africa			Mechelen, Belgium Villers St. Paul, France (1)		Dordrecht, Netherlands (4)
Latin America	Altamira, Mexico	Barueri, Brazil (1) Manaus, Brazil (1) Monterrey, Mexico (1)
Asia Pacific	Kuan Yin, Taiwan	Chiba, Japan (2)	Shimizu, Japan (2) Sichuan, China (2)		Changshu, China (2,4)
(1)	Site is leased from a third party.
(2)	Site with joint venture equity affiliates.
(3)	Shared site between the Thermal & Specialized Solutions and Chemical Solutions segments.
(4)	Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support.

The following chart sets forth our stand-alone technical centers at December 31, 2021.

Technical Centers
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Shared Locations
North America					Newark, Delaware (1,3) Wilmington, Delaware (1,2)
Europe, the Middle East, and Africa	Kallo, Belgium (1)				Meyrin, Switzerland (1,2)
Latin America	Mexico City, Mexico (1)
Asia Pacific					Shanghai, China (1,3)
(1)	Site is leased from a third party.
(2)	Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(3)	Shared site between the Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials segments.

The Chemours Company

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2022. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

We recognize that the security and safety of our operations are critical to our employees and communities, as well as our future. Physical security measures have been combined with process safety measures, administrative procedures, and emergency response preparedness into an integrated security plan. We conduct vulnerability assessments at our operating facilities in the U.S., as well as high-priority sites worldwide, and as a result, identify and implement the appropriate measures to protect these facilities from physical and cyberattacks. We also maintain preparedness plans that detail actions needed to recover from acute severe weather events, natural disasters, or other events that could disrupt our business. We engineer our facilities to better withstand these events and hold insurance coverage to protect against losses from physical damages and business interruptions. These measures have historically been in place, and these activities and associated costs are driven by normal operational preparedness.

Item 3. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental and regulatory, anti-trust, and other such matters that arise in the ordinary course of business. In addition, we, by virtue of our status as a subsidiary of EID prior to the Separation, are subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Information regarding certain of these matters is set forth below and in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. In the foregoing, we have excluded matters that we expect to result in sanctions of less than $1 million, if any.

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

Fayetteville, North Carolina

Actions related to Fayetteville, other than those by the State of North Carolina, as discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, are shown below.

In the U.S. District Court for the Eastern District of North Carolina:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D);
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D);
•	O’Brien et al. vs. E. I. DuPont de Nemours and Company et al. (5:20-cv-00208-D) ; and,
•	Priselac vs. The Chemours Company et al. (20-CVS-499).

In Bladen County, North Carolina:

•	Kinlaw et al. vs. The Chemours Company et al. (20-CVS-497); and,
•	Lohr et al. vs. The Chemours Company et al. (20-CVS-498).

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from the EPA alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019 and at this time management does not believe that a loss is probable related to this NOV. We have also received NOVs from NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and are presently appealing the penalty from the August 2021 NOV, for which a loss is reasonably possible. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Annual Report on Form 10-K.

The Chemours Company

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following list sets forth our executive officers and a summary of their professional experience.

Mark E. Newman, age 58, serves as our President and CEO. Mr. Newman was appointed President and CEO in July 2021, prior to which time he had served as our Senior Vice President and Chief Operating Officer (“COO”) since June 2019 and our Senior Vice President and Chief Financial Officer (“CFO”) from November 2014 to June 2019. Mr. Newman joined Chemours in November 2014 from SunCoke Energy, Inc. (“SunCoke”), where he was SunCoke’s Senior Vice President and CFO and led its financial, strategy, business development, and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners, L.P. in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President – Remarketing and Managing Director of SmartAuction, Ally Financial Inc. (previously, the General Motors Acceptance Corporation). Mr. Newman began his career at the General Motors Company in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and CFO of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and, Vice President – North America and CFO. Mr. Newman served on the board of Altria Group, Inc. from February 2018 through January 2022.

Sameer Ralhan, age 48, serves as our Senior Vice President and CFO. Mr. Ralhan was appointed Senior Vice President and CFO in June 2019. Mr. Ralhan joined Chemours in November 2014 and has held several positions of increasing responsibility in strategy, mergers and acquisitions (“M&A”), finance, and treasury. He served as Vice President, Business Finance and Treasurer from 2018 to 2019, retaining his responsibilities as Treasurer until August 2020, and Vice President, Business Finance and Head of M&A from 2016 to 2018. He also served as Treasurer and Head of M&A from 2015 to 2016, and Head of M&A from 2014 to 2015. Prior to joining Chemours, Mr. Ralhan served as a Managing Director in the Global Natural Resources Group of Goldman Sachs & Co. During his tenure at Goldman Sachs and Co., from 2007 to 2014, he advised companies in the chemicals, industrials, and basic materials sectors on M&A, portfolio transformations, corporate finance matters, and capital markets transactions. Mr. Ralhan also served as an associate in the investment banking group of Bank of America Securities, LLC from 2004 to 2007. Mr. Ralhan began his career as a Chemical Engineer and brings chemicals industry operating experience from his time (1998 – 2002) at Aspen Technology, Inc., where, as an advanced process control engineer, he executed manufacturing process improvement and operational enhancement initiatives for several global chemical and petrochemical companies.

Edwin C. Sparks, age 48, serves as our President – Titanium Technologies and President – Chemical Solutions. Mr. Sparks was appointed to these roles in March 2021 and April 2018, respectively. Previously, he served as President – Fluoroproducts (comprised of Thermal & Specialized Solutions and Advanced Performance Materials) from October 2019 to March 2021. Additionally, Mr. Sparks served as Director of Corporate Strategy from 2017 to 2018 and Global Planning Director – Titanium Technologies from 2016 to 2017. He also served as the Asia Pacific Regional Business Director – Titanium Technologies from 2015 to 2016, based in Singapore. Prior to joining Chemours, he held leadership positions of increasing scope in the EID Titanium Technologies business, with responsibilities including sales, marketing, operations, strategy, and technology. Mr. Sparks joined EID in 1994 as a process engineer.

Alisha Bellezza, age 46, serves as our President – Thermal & Specialized Solutions. Ms. Bellezza was appointed to this role in March 2021, having led the business since July 2020. Ms. Bellezza joined Chemours in 2015 to launch the investor relations function, before becoming our Vice President, Treasurer and Head of Investor Relations from 2016 to 2018. More recently, she held the position of Vice President, Global Sales, Commercial Operations & Supply Chain in the Titanium Technologies segment from 2018 to 2020. Prior to Chemours, Ms. Bellezza held positions with increasing responsibility in Investor Relations, Corporate Strategy & Development, and Finance at FMC Corporation in the Agricultural Products Group and at the Corporate level from 2006 to 2015. She began her career as a financial analyst in banking at Bank One corporation and First Bank & Trust, holding progressive leadership positions before joining Verizon Communications in 2003 to 2006.

Denise Dignam, age 56, serves as our President – Advanced Performance Materials Ms. Dignam was appointed to this role in March 2021. Ms. Dignam joined Chemours in 2015 and has served as our Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

David C. Shelton, age 58, serves as our Senior Vice President, General Counsel and Corporate Secretary. Prior to Chemours, Mr. Shelton was appointed Associate General Counsel for EID in 2011 and was responsible for the U.S. Commercial team, which included the business lawyers and paralegals counseling all EID business units, with the exception of Agriculture. Mr. Shelton also served as the Commercial Attorney to a variety of EID businesses including the Performance Materials platform, which he advised on international assignment in Geneva, and the businesses now comprising Chemours. Prior to that, Mr. Shelton advised the company on environmental and remediation matters as part of the environmental legal team. Mr. Shelton joined EID in 1996, after seven years in private practice as a litigator in Pennsylvania and New Jersey.

The Chemours Company

Susan M. Kelliher, age 55, serves as our Senior Vice President, Human Resources and Health Services. Ms. Kelliher joined Chemours in 2017 from Albemarle Corporation (“Albemarle”), where she served as Senior Vice President – Human Resources for the global specialty chemical company. Prior to Albemarle, she served as Vice President – Human Resources at Hewlett Packard, where she held a number of leadership positions on global teams including Imaging and Printing and Global Sales & Enterprise Marketing from 2007 to 2012. Before joining Hewlett Packard, Ms. Kelliher served as Vice President – Human Resources for Cymer, Inc. (“Cymer”), where she led the people function. She joined Cymer from The Home Depot where, from 2004 to 2007, she was the Vice President – Human Resources for the growth engines of the company – Business Development, and Home Services including responsibility for due diligence and integration for the company’s acquisitions. From 2000 to 2004, Ms. Kelliher served as Senior Director of Human Resources for Corporate Business Development and International Operations for the Raytheon Company (“Raytheon”). Prior to Raytheon, she served as the Director of Human Resources – Western Region for YUM! Brands, Pizza Hut division from 1995 to 2000. Ms. Kelliher started her career at Mobil Oil, where her career progressed through a variety of assignments including support for new ventures in Europe, Russia, and Africa from 1990 to 1995.

Alvenia Scarborough, age 48, serves as our Senior Vice President, Corporate Communications and Chief Brand Officer. Ms. Scarborough was appointed to this role in October 2020, after serving as Senior Director of Corporate Communications and Brand Marketing since July 2015. Prior to Chemours, Ms. Scarborough held a variety of corporate communications and marketing communications positions with increasing responsibility across brand development, corporate reputation, media relations, employee communications, and digital marketing. Ms. Scarborough brings over two decades of communications experience with leading multinational companies, including: EID, where she served as the Corporate Leader, Brand Management, Protection and Licensing from 2013 to 2015 and Global Director, Business Communications and Brand Marketing from 2011 to 2013; Newell Rubbermaid, where she served as the Director, Business Communications and Brand Marketing, Global Technology Brands from 2009 to 2010; and Kodak Alaris, where she served as Director of Marketing & Communications, Consumer Imaging from 2000 to 2009, where she spent several years as a product management commercial leader. Ms. Scarborough’s unique experience and modern approach to communications have resulted in multiple industry awards and recognition for breakthrough social media and advertising campaigns.

Jonathan S. Lock, age 41, serves as our Senior Vice President and Chief Development Officer. Mr. Lock leads our Corporate Strategy, M&A, Investor Relations, Sustainability and Regulatory Affairs functions. Mr. Lock was appointed to this role in November 2021. Mr. Lock joined Chemours in April 2018 as Vice President, Corporate Development and Investor Relations with oversight for Corporate Strategy, M&A, and Investor Relations. Prior to Chemours, Mr. Lock led corporate strategy and investor relations for SunCoke Energy and its Master Limited Partnership, SunCoke Energy Partners, from 2013 to 2018, where he helped the company expand and grow following its spin-out from Sunoco. Prior to SunCoke, Mr. Lock was a leader in the industrials practice at Marakon Associates where he advised Global 500 companies on growth and portfolio issues first from 2004 to 2008 and again from 2011 to 2013. From 2001 to 2004 Jonathan was a member of the Technology Labs group at Accenture.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 40,500 at February 7, 2022. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

On August 1, 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2018 Share Repurchase Program”). On February 13, 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2018 Share Repurchase Program became effective on August 1, 2018 and was originally scheduled to continue through the earlier of its expiration on December 31, 2020 or the completion of repurchases up to the approved amount. On December 8, 2020, our board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

Through December 31, 2021, under the 2018 Share Repurchase Program, we have purchased a cumulative 20,779,745 shares of our issued and outstanding common stock, which amounted to $749 million at an average share price of $36.05 per share. The aggregate amount of our common stock that remained available for purchase under the 2018 Share Repurchase Program at December 31, 2021 was $251 million.

The following table sets forth the purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program for the three months ended December 31, 2021.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended October 31, 2021	719,485	$30.02	719,485	$324
Month ended November 30, 2021	739,197	31.44	739,197	301
Month ended December 31, 2021	1,564,257	31.94	1,564,257	251
Total	3,022,939	$31.36	3,022,939	$251
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
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

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2016, and that all dividends were reinvested.

Item 6. RESERVED

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

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. For the year ended December 31, 2019, and changes from the year ended December 31, 2019 to the year ended December 31, 2020, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual report on Form 10-K for the year ended December 31, 2020. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include TiO2 pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide (prior to the Mining Solutions business sale), and performance chemicals and intermediates. We manage and report our operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Chemical Solutions segment was a leading provider of industrial chemicals used in gold production prior to the Mining Solutions business sale and continues to be a leading provider of chemicals used in industrial, and consumer applications in the Americas.

Recent Developments

Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic continues to spread throughout the world. More contagious COVID-19 variants continue to emerge driving up infection rates globally, particularly in jurisdictions where vaccination rates have lagged. As a global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries, a pandemic presents obstacles that can adversely impact customer demand for our products, our manufacturing operations, our supply chain effectiveness and efficiencies, and ultimately, our financial results. Throughout the outbreak and subsequent stages of the COVID-19 pandemic that have occurred thus far, above all, we have remained steadfast in our commitment to the health, safety, and well-being of our employees and their families, while serving our customers, and conserving cash to ensure the continuity of our business operations into the future.

Although COVID-19 infections have continued to spread throughout the Americas, Europe and Asia Pacific, we continue to experience minimal disruption in our operations and business-related processes. Where necessary, based on COVID-19 infection rates and local regulations, we continue to take a number of measures to promote the safety and security of our employees, including requiring remote working arrangements for employees where practicable, the imposition of travel restrictions, limiting non-essential visits to plant sites, performing health checks before every shift, and providing personal protective equipment for our “essential” operations employees at our sites and laboratories. We cannot predict with certainty the potential future impact of the COVID-19 pandemic on our customers’ ability to manufacture their products, as well as any potential future disruptions in our supply chain due to restrictions on travel and transport, regional quarantines, and other social distancing measures. The risks and uncertainties posed by this significant, widespread event are innumerable and far-reaching, including but not limited to those described in Item 1A – Risk Factors in this Annual Report on Form 10-K. Refer to the “Segment Reviews”, “2022 Outlook”, and “Liquidity and Capital Resources” sections within this MD&A for further considerations regarding the quickly evolving market dynamics that are impacting our businesses and our associated response.

The Chemours Company

Despite the health and safety, business continuity, and macroeconomic challenges associated with conducting business in the current environment, we remain committed to anticipating and meeting the demands of our customers, as they, like us, continue to navigate uncharted territory. In 2020, we elected to accept tax relief provided by various taxing jurisdictions, resulting in the deferral of approximately $80 million in tax payments, of which approximately $35 million was paid in 2020 and $35 million was paid in 2021, the remainder of which will be paid in 2022. In addition, in 2021, we recorded approximately $15 million of benefit related to the Employee Retention Credit (“ERC”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which we expect to receive in 2022. We continue to anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least February 2023.

Winter Storm Uri

Over several days in mid-February 2021, a major winter storm impacted a significant portion of the United States. In Texas, especially, snow, ice, and record-low temperatures drove higher-than-normal energy and heating demand, leaving millions of residents and businesses without power. Impacts from the storm to our operations were principally at our sites in Corpus Christi, El Dorado and LaPorte in our Thermal & Specialized Solutions segment which experienced physical damage resulting in plant downtime along with significant increases in utility costs during and immediately following the storm. Our sites at DeLisle and New Johnsonville in our Titanium Technologies segment and at Memphis in our Chemical Solutions segment were affected to a lesser degree than those in Thermal & Specialized Solutions. Our Advanced Performance Materials plant sites were not directly impacted by the storm, but the segment did face some challenges in the broader supply chain. The total cost of plant repairs and utility charges in excess of historical averages amount to approximately $21 million. In addition, storm-related downtime resulted in under absorption of plant fixed costs, impacting cost of goods sold by $9 million. We do not expect to receive any storm-related insurance recoveries.

Sale of Mining Solutions Business

In March 2021, we announced the initiation of a strategic review to assess the potential sale of the Mining Solutions business. On July 26, 2021, we entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., (“Draslovka”) to sell the Mining Solutions business of our Chemical Solutions segment (the “Mining Solutions Transaction”). The sale was completed on December 1, 2021 for net cash proceeds of $508 million, net of $13 million cash divested. Upon completion of the sale, we also recorded a net pre-tax gain on sale of $112 million, inclusive of $21 million of transaction costs.

Senior Unsecured Notes Due November 2029

In August 2021, we issued a $650 million aggregate principal amount of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”). We received proceeds of $642 million, net of underwriting fees and other related expenses of $8 million, which are deferred and amortized to interest expense over the term of the 2029 Notes. The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the $750 million 7.000% senior notes due May 2025, denominated in U.S. dollars (the “2025 Notes”). In connection with the purchase and redemption of the 2025 Notes, we incurred a loss on extinguishment of $20 million for the year ended December 31, 2021.

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

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Net sales	$6,345	$4,969
Cost of goods sold	4,964	3,902
Gross profit	1,381	1,067
Selling, general, and administrative expense	592	527
Research and development expense	107	93
Restructuring, asset-related, and other charges	6	80
Total other operating expenses	705	700
Equity in earnings of affiliates	43	23
Interest expense, net	(185)	(210)
Loss on extinguishment of debt	(21)	(22)
Other income, net	163	21
Income before income taxes	676	179
Provision for (benefit from) income taxes	68	(40)
Net income	608	219
Net income attributable to Chemours	$608	$219

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the year ended December 31, 2021.

Change in net sales from prior period	Year Ended December 31, 2021
Price	7%
Volume	21%
Currency	2%
Portfolio	(2)%
Total change in net sales	28%

Our net sales increased by $1.4 billion (or 28%) to $6.3 billion for the year ended December 31, 2021, compared with net sales of $5.0 billion for the same period in 2020. The increase in our net sales for the year ended December 31, 2021 was primarily attributable to an increase in volume of 21% and an increase in price of 7%, partially offset by portfolio change of 2% driven by our Chemical Solutions segment. Volume and price increases in net sales were driven by increases in volume and price across all segments. Favorable currency movements in our Titanium Technologies, Thermal and Specialized Solutions, and Advanced Performance Materials segments added a tailwind of 2% to our net sales.

The drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $1.1 billion (or 27%) to $5.0 billion for the year ended December 31, 2021, compared with COGS of $3.9 billion for the same period in 2020. The increases in our COGS for the year ended December 31, 2021 were primarily attributable to higher net sales, as well as higher raw material costs, higher distribution, freight, and logistics expenses driven by the overall increase in net sales, raw material inflation and supply chain constraints. The increase was also due to plant fixed costs expensed in conjunction with plant downtime at certain of our facilities and under absorption of plant fixed costs due to operational issues and supply chain disruptions related to inclement weather from Winter Storm Uri during the first quarter of 2021, partially offset by a payroll tax credit recognized under the ERC of the CARES Act. The increase in COGS was also driven by $193 million of on-site environmental remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) during 2021, partially offset by Qualified Spend recovery from DuPont and Corteva.

The Chemours Company

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $65 million (or 12%) to $592 million for the year ended December 31, 2021, compared with SG&A expense of $527 million for the same period in 2020. The increase in our SG&A expense for the year ended December 31, 2021 was primarily attributable to higher performance-based compensation expenses in the current year, $25 million incurred for settlement with the State of Delaware, and cost deferral activities in the prior year related to COVID-19, partially offset by Qualified Spend recovery from DuPont and Corteva.

Research and Development Expense

Our research and development (“R&D”) expense increased by $14 million (or 15%) to $107 million for the year ended December 31, 2021, compared with R&D expense of $93 million for the same period in 2020. The increase in our R&D expense for the year ended December 31, 2021 was primarily attributable to R&D project activities returning to a normalized level following the deferral of activities in 2020 due to COVID-19, growth initiatives in the current year, and our increased focus on product development in our Advanced Performance Materials segment.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $74 million (or 93%) to $6 million for the year ended December 31, 2021, compared with $80 million for the same period in 2020.

For the year ended December 31, 2021, our restructuring, asset-related, and other charges were primarily attributable to $12 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant, partially offset by a net $9 million gain from contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico. This facility was sold as part of the Mining Solutions Transaction.

For the year ended December 31, 2020, our restructuring, asset-related, and other charges were primarily attributable to $37 million in contract termination fees and immediate recognition of prepaid costs in connection with our entry into dispute resolution with a third-party services provider at our previously owned Mining Solutions facility under construction in Gomez Palacio, Durango, Mexico. The facility was sold as part of the Mining Solutions Transaction. We also incurred $15 million of employee-related separation liabilities under various restructuring programs and $10 million of asset-related impairment charges in our Advanced Performance Materials segment, as well as $12 million of charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $20 million (or 87%) to $43 million for the year ended December 31, 2021, compared with equity in earnings of affiliates of $23 million for the same period in 2020. The increase in our equity in earnings of affiliates for the year ended December 31, 2021 was primarily attributable to increased demand for our investees’ products, primarily from Chemours-Mitsui Fluorochemicals Company, Ltd.

Interest Expense, Net

Our interest expense, net decreased by $25 million (or 12%) to $185 million for the year ended December 31, 2021, compared with interest expense, net of $210 million for the same period in 2020. The decrease in our interest expense, net for the year ended December 31, 2021 was primarily attributable to a reduction in our outstanding debt obligations and associated rates following the refinancing of our 6.625% senior unsecured notes due May 2021, denominated in U.S. dollars (“2023 Dollar Notes”) in the fourth quarter of 2020, as well as the refinancing of our 2025 Notes in the third quarter of 2021 and lower variable interest rates on our senior secured term loans.

Loss on Extinguishment of Debt

For the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $21 million primarily in connection with our tender offer and make-whole call to purchase any and all of our 2025 Notes.

For the year ended December 31, 2020, we recognized a loss on extinguishment of debt of $22 million in connection with our tender offer and make-whole call to purchase any and all of our remaining outstanding 2023 Dollar Notes.

The Chemours Company

Other Income (Expense), Net

Our other income (expense), net increased by $142 million (or over 100%) to $163 million for the year ended December 31, 2021, compared with other income, net of $21 million for the same period in 2020. The increase in our other income, net for the year ended December 31, 2021 was primarily attributable to a net pre-tax gain on sale of $112 million associated with the sale of the Mining Solutions business of our Chemical Solutions segment and favorable changes in net exchange gains and losses of $29 million, driven by the favorable movements in several foreign currencies.

Provision for (Benefit from) Income Taxes

Our provision for (benefit from) income taxes amounted to a provision for income taxes of $68 million and a benefit from income taxes of $40 million for the years ended December 31, 2021 and 2020, respectively. Our provision for (benefit from) income taxes represented effective tax rates of 10% and negative 22% for the years ended December 31, 2021 and 2020, respectively.

The $108 million increase in our provision for income taxes for the year ended December 31, 2021, when compared with the same period in 2020, was primarily attributable to increased profitability, changes to our geographical mix of earnings, and $21 million of income tax expense related to the gain realized from the sale of our Mining Solutions business. In addition, we recorded income tax benefits in 2020 of $18 million related to the U.S. IRS acceptance of a non-automatic method change that allows for the recovery of tax basis for depreciation, which had been previously disallowed, and $11 million related to favorable impacts of certain elections and accounting method changes in connection with the filing of our 2019 U.S. federal income tax return, both of which did not reoccur in 2021. These increases were partially offset by income tax benefits in 2021 of $41 million associated with non-recurring accrued environmental remediation liabilities recorded in 2021, $11 million associated with a 2012 income tax refund received in a foreign subsidiary, and $16 million associated with a reversal of a valuation allowance on a certain foreign subsidiary’s deferred tax assets in relation to the sale of our Mining Solutions business on December 1, 2021.

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
•

other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the Memorandum of Understanding (“MOU”) that were previously excluded from Adjusted EBITDA.

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2021 and 2020 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Titanium Technologies	$809	$510
Thermal & Specialized Solutions	412	354
Advanced Performance Materials	261	126
Chemical Solutions	51	73
Corporate and Other	(220)	(184)
Total Adjusted EBITDA	$1,313	$879

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Segment net sales	$3,355	$2,402
Adjusted EBITDA	809	510
Adjusted EBITDA margin	24%	21%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the year ended December 31, 2021.

Change in segment net sales from prior period	Year Ended December 31, 2021
Price	10%
Volume	28%
Currency	2%
Portfolio	—%
Total change in segment net sales	40%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $953 million (or 40%) to $3.4 billion for the year ended December 31, 2021, compared with segment net sales of $2.4 billion for the same period in 2020. The increase in segment net sales for the year ended December 31, 2021 was primarily attributable to an increase in volume of 28% and an increase in price of 10%. Volume increases were driven by steady demand and market share recovery for our products across all end-markets and regions. Price increases were due to contracted price changes, as well as spot price increases in our Flex and Distribution channels. Favorable currency movements added a 2% tailwind to the segment’s net sales during the year ended December 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $299 million (or 59%) to $809 million and segment Adjusted EBITDA margin increased by approximately 300 basis points to 24% for the year ended December 31, 2021, compared with segment Adjusted EBITDA of $510 million and segment Adjusted EBITDA margin of 21% for the same period in 2020. The increase in Adjusted EBITDA and segment Adjusted EBITDA margin was primarily attributable to the aforementioned increase in volume and price of the segment’s net sales, partially offset by higher raw material and energy costs, and fixed cost headwinds to support the increase in demand.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Segment net sales	$1,257	$1,105
Adjusted EBITDA	412	354
Adjusted EBITDA margin	33%	32%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the year ended December 31, 2021.

Change in segment net sales from prior period	Year Ended December 31, 2021
Price	4%
Volume	9%
Currency	1%
Portfolio	—%
Total change in segment net sales	14%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $152 million (or 14%) to $1.3 billion for the year ended December 31, 2021, compared with segment net sales of $1.1 billion for the same period in 2020. The increase in segment net sales for the year ended December 31, 2021 was primarily attributable to increases in volume and price of 9% and 4%, respectively. Volumes increased due to higher global customer demand for our refrigerants driven by global market recovery, partially offset by demand headwinds from automotive original equipment manufacturer (“OEM”) related to semiconductor shortages. Overall, prices increased due to actions implemented to offset inflationary headwinds. Favorable currency movements added a 1% tailwind to the segment’s net sales during the year ended December 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $58 million (or 16%) to $412 million and segment Adjusted EBITDA margin increased by approximately 100 basis points to 33% for the year ended December 31, 2021, compared with segment Adjusted EBITDA of $354 million and segment Adjusted EBITDA margin of 32% for the same period in 2020. The increase in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2021 was primarily attributable to the increase in stationary pricing in 2021, partially offset by higher raw material costs and plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri early in the year.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Segment net sales	$1,397	$1,104
Adjusted EBITDA	261	126
Adjusted EBITDA margin	19%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the year ended December 31, 2021.

Change in segment net sales from prior period	Year Ended December 31, 2021
Price	4%
Volume	20%
Currency	3%
Portfolio	—%
Total change in segment net sales	27%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $293 million (or 27%) to $1.4 billion for the year ended December 31, 2021, compared with segment net sales of $1.1 billion for the same period in 2020. The increase in segment net sales for the year ended December 31, 2021 was primarily attributable to a 20% increase in volume and a 4% increase in price. Volumes increased due to higher global customer demand across nearly all regions and markets. Global average selling price increased due to customer level pricing actions partially offset by our composition of product and customer mix. Favorable currency movements added a 3% tailwind to the segment’s net sales during the year ended December 31, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $135 million (or over 100%) to $261 million and segment Adjusted EBITDA margin increased by approximately 800 basis points to 19% for the year ended December 31, 2021, compared with segment Adjusted EBITDA of $126 million and segment Adjusted EBITDA margin of 11% for the same period in 2020. The increases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2021 were primarily attributable to the aforementioned increases in volumes and price, partially offset by growth investments, higher raw material costs and higher fixed costs related to performance-based compensation.

The segment’s operating results for the years ended December 31, 2021 and 2020 included $15 million and $19 million, respectively, of additional costs for process-related waste water treatment at Fayetteville. We expect to continue to incur these costs as we actively work with the North Carolina Department of Environmental Quality (the “NC DEQ”) to resolve the suspension of our National Pollutant Discharge Elimination System (“NPDES”) permit.

The Chemours Company

Chemical Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Chemical Solutions segment for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Segment net sales	$336	$358
Adjusted EBITDA	51	73
Adjusted EBITDA margin	15%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Chemical Solutions segment’s net sales for the year ended December 31, 2021.

Change in segment net sales from prior period	Year Ended December 31, 2021
Price	7%
Volume	13%
Currency	—%
Portfolio	(26)%
Total change in segment net sales	(6)%

Segment Net Sales

Our Chemical Solutions segment’s net sales decreased by $22 million (or 6%) to $336 million for the year ended December 31, 2021, compared with segment net sales of $358 million for the same period in 2020. The decrease in segment net sales for the year ended December 31, 2021 was primarily attributable to portfolio change, which drove a 26% decline in net sales following our exit of the Aniline business at our Pascagoula, Mississippi production facility at the end of 2020 and the sale of our Mining Solutions business on December 1, 2021. The decrease in our net sales was partially offset by an increase in volume of 13% and an increase in price of 7%. Volumes increased due to increased customer demand in our Mining Solutions business prior to the sale on December 1, 2021. Average prices increased primarily due to higher contractual raw material cost pass-through in our Mining Solutions business prior to the sale on December 1, 2021.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $22 million (or 30%) to $51 million and segment Adjusted EBITDA margin decreased by approximately 500 basis points to 15% for the year ended December 31, 2021, compared with segment Adjusted EBITDA of $73 million and segment Adjusted EBITDA margin of 20% for the same period in 2020. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2021 were primarily attributable to plant fixed costs incurred in conjunction with the temporary idling of certain of our facilities due to inclement weather from Winter Storm Uri during the first quarter as well as higher raw material and plant fixed costs. Furthermore, the aforementioned exit of the Aniline business at our Pascagoula, Mississippi production facility and the sale of our Mining Solutions business further decreased segment Adjusted EBITDA and segment Adjusted EBITDA margin.

Corporate and Other

Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of our legal entities are reflected in Corporate and Other.

Corporate and Other costs increased by $36 million (or 20%) to $220 million for the year ended December 31, 2021, compared with Corporate and Other costs of $184 million for the same period in 2020. The increase in Corporate and Other costs for the year ended December 31, 2021 was primarily attributable to higher costs associated with legacy environmental remediation matters and higher performance-based compensation expenses.

The Chemours Company

2022 Outlook

Our 2022 results will be driven by the following expectations in each of our reportable segments:

•

Titanium Technologies – Continued strength in demand across most end-markets, partially offset by headwinds from raw material inflation and shortages, logistics challenges, and broader customer supply chain issues;

•

Thermal & Specialized Solutions – Improved customer demand for our refrigerants, including continued OpteonTM adoption in mobile and stationary applications, paired with market recovery from semiconductor supply chain constraints;

•	Advanced Performance Materials – Continued strong demand for our polymers across diverse end-markets, partially offset by raw material inflation, energy costs, and logistics challenges; and,
•	Chemical Solutions – Continued growth in Glycolic Acid and expansion into higher-end markets, partially offset by headwinds from transportation and logistics challenges.

We expect that our capital expenditures will be approximately $400 million.

Our outlook for 2022 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, end-market demand may be impacted by factors beyond our control, including the ongoing COVID-19 pandemic. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors.

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

Uncertainty continues to exist concerning both the magnitude and the duration of the impacts to our financial results and condition caused by the ongoing COVID-19 pandemic. Regardless of size and duration, the evolving challenges have had and could again, in the future, have an adverse impact on our operating cash flows. We anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least February 2023. If the macroeconomic situation deteriorates or the duration of the pandemic is further extended, we will evaluate additional cost actions, as necessary, as the operational and financial impacts to our Company continue to evolve.

At December 31, 2021, we had total cash and cash equivalents of $1.5 billion, of which $924 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the year ended December 31, 2021, we received approximately $326 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements. Management believes that sufficient liquidity is available in the U.S. through at least February 2023, which includes borrowing capacity under our revolving credit facility.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•

Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our Senior Secured Credit Facilities, with the balance due at maturity. Principal payments are also due at maturity for our 4.000% senior unsecured notes due May 2026, which are denominated in euros, the 5.375% senior unsecured notes due May 2027, the 5.750% senior unsecured notes due November 2028, and the 4.625% senior unsecured notes due November 2029 (collectively, the “Notes”). The earliest maturity date of our outstanding debt is scheduled in 2025. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations under our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes are paid semi-annually in arrears on May 15 and November 15 of each year. Through 2024, we anticipate that our scheduled interest payments will approximate $150 million per year and in 2025, we anticipate that our scheduled interest payments will approximate $130 million, subject to changes in variable interest rates.

•

Operating and finance leases – We lease certain office space, laboratory space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 25 years. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.

•

Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will approximate $395 million for the year ending December 31, 2022, $245 million for the year ending December 31, 2023, and $215 million annually for each of the three years thereafter. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years.

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At December 31, 2021, our consolidated balance sheets include $562 million for environmental remediation liabilities, of which $173 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental remediation liabilities of $173 million, $114 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021 costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. The parties have agreed that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, we shall deposit $100 million into an escrow account and DuPont and Corteva shall together deposit $100 million in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, we shall deposit $50 million into an escrow account and DuPont and Corteva shall together deposit $50 million in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, we will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700 million. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by us into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash on our consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125 million. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200 million. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on our consolidated statement of cash flows at that point in time. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.

•

Settlement with the State of Delaware – In July 2021, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to resolve claims regarding the operation, manufacturing, use and disposal of all chemical compounds, including but not limited to PFAS. In January 2022, we, DuPont, Corteva and EID paid a total of $50 million to Delaware, which will be used for a Natural Resources and Sustainability Trust. Pursuant to the binding MOU, we contributed $25 million to the settlement. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.

•

Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the year ended December 31, 2021 and 2020, our purchases of property, plant, and equipment amounted to $277 million and $267 million, respectively. For the year ending December 31, 2022, we expect that our capital expenditures will be approximately $400 million. Our capital expenditures do not include the estimated future spend at Fayetteville, which is included in our environmental remediation liabilities, as noted in the “Environmental Liabilities” section of “Liquidity and Capital Resources” within this MD&A.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least February 2023. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on February 9, 2022, we announced our quarterly cash dividend of $0.25 per share for the first quarter of 2022. Under our 2018 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K, we also have remaining authority to repurchase $251 million of our outstanding common stock. On December 1, 2021, we completed the sale of the Mining Solutions business of our Chemical Solutions segment to Draslovka and received net cash proceeds of $508 million, net of $13 million cash divested. We expect to use the proceeds from the sale for general corporate purposes as permitted under our Credit Agreement. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$820	$807
Cash provided by (used for) investing activities	220	(234)
Cash used for financing activities	(560)	(449)

Operating Activities

We generated $820 million and $807 million in cash flows from our operating activities during the years ended December 31, 2021 and 2020. The increase in our operating cash inflows for the year ended December 31, 2021 was primarily attributable to higher net earnings from operations, collections during the year and timing of payments to vendors, partially offset by payments of taxes previously deferred. The increase was further offset by $125 million of accounts receivables sold to the bank, under our Securitization Facility during the year ended December 31, 2020, compared to $25 million of additional accounts receivables sold during the year ended December 31, 2021. Sale of accounts receivable under our Securitization Facility were pursuant to the Amended Purchase Agreement, dated March 9, 2020 and further amended in 2021. For further information refer to “Note 20 – Debt” to the Consolidated Financial Statements.

Investing Activities

We generated $220 million in cash flows from our investing activities during the year ended December 31, 2021. Our investing cash inflows were primarily attributable to $508 million of cash proceeds, which are net of $13 million cash divested, from the Mining Solutions Transaction. Our investing cash inflows were partially offset by purchases of property, plant, and equipment, amounting to $277 million and $12 million of cash used for the settlement of certain foreign currency contracts. For further information related to the capital projects driving our year-over-year increase in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A.

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

Financing Activities

We used $560 million in cash flows for our financing activities during the year ended December 31, 2021. Our financing cash outflows were primarily attributable to $854 million in debt repayments, comprised of the $750 million 2025 notes refinancing and $104 million Senior Secured Term Loan repurchases and repayments. These debt repayments were partially offset by $650 million of proceeds from the issuance of the 2029 Notes, which was used, together with cash on hand to repay the 2025 notes and related fees. Financing cash outflows also include $173 million in purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program, $164 million returned to shareholders in the form of cash dividends paid, and $18 million in premium payments to purchase and redeem the 2025 Notes.

We used $449 million in cash flows for our financing activities during the year ended December 31, 2020. Our financing cash outflows were primarily attributable to our debt refinancing activities, resulting in $908 million in debt repayments and $16 million in premium payments to purchase and redeem the remaining outstanding aggregate principal amount of our 2023 Dollar Notes, partially offset by $800 million of proceeds received in connection with the issuance of our 2028 Notes. We also continued our capital allocation activities to return cash to our shareholders, resulting in $164 million of cash dividends paid. Our financing cash outflows were also attributable to the amendment and restatement of our receivables purchase agreement dated as of July 12, 2019 (the “Original Purchase Agreement”) under our Securitization Facility, resulting in net repayments of $110 million to settle the associated collateralized borrowings. Aside from the payments associated with our debt refinancing activities and our Securitization Facility, we also made $35 million in debt repayments. Our financing cash outflows for the year ended December 31, 2020 are also inclusive of our repayment of $300 million in proceeds received from drawing on our revolving credit facility, which was executed on April 8, 2020 as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19. We also made a $10 million acquisition-related installment payment in 2020, which was associated with our previous acquisition of Southern Ionics Minerals, LLC (“SIM”) in 2019.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2021 and 2020.

	December 31,
(Dollars in millions)	2021	2020
Cash and cash equivalents	$1,451	$1,105
Accounts and notes receivable, net	720	511
Inventories	1,099	939
Prepaid expenses and other	75	78
Total current assets	$3,345	$2,633

Our accounts and notes receivable, net increased by $209 million (or 41%) to $720 million at December 31, 2021, compared with accounts and notes receivable, net of $511 million at December 31, 2020. The increase in our accounts and notes receivable, net at December 31, 2021 was primarily attributable to higher net sales and the timing of collections from our customers. The increase in our accounts and notes receivable, net was partially offset by the increased utilization of our Securitization Facility and transfers of certain accounts and notes receivable, net in connection with the Mining Solutions Transaction.

Our inventories increased by $160 million (or 17%) to $1.1 billion at December 31, 2021, compared with inventories of $939 million at December 31, 2020. The increase in our inventories at December 31, 2021 was primarily attributable to an increase in our finished product and raw materials inventories, which was due to ramp-up in production and higher raw material costs.

Our prepaid expenses and other assets decreased by $3 million (or 4%) to $75 million at December 31, 2021, compared with prepaid expenses and other assets of $78 million at December 31, 2020. The decrease in our prepaid expenses and other assets at December 31, 2021 was primarily attributable to a decrease in our income taxes receivable.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2021 and 2020.

	December 31,
(Dollars in millions)	2021	2020
Accounts payable	$1,162	$844
Compensation and other employee-related costs	173	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	173	95
Other accrued liabilities	325	375
Total current liabilities	$1,858	$1,442

Our accounts payable increased by $318 million (or 38%) to $1.2 billion at December 31, 2021, compared with accounts payable of $844 million at December 31, 2020. The increase in our accounts payable at December 31, 2021 was primarily attributable to higher raw material purchases in line with higher production levels, higher raw material costs and the timing of payments to our vendors.

Our compensation and other employee-related costs increased by $66 million (or 62%) to $173 million at December 31, 2021 compared with compensation and other employee-related costs of $107 million at December 31, 2020. The increase in our compensation and other employee-related costs at December 31, 2021 was primarily attributable to increased accruals for employee benefits and performance-based compensation.

Our short-term and current maturities of long-term debt increased by $4 million (or 19%) to $25 million at December 31, 2021, compared with short-term and current maturities of long-term debt of $21 million at December 31, 2020. The increase in our short-term and current maturities of long-term debt at December 31, 2021 was primarily attributable to an increase in our finance lease liabilities.

Our current environmental remediation increased by $78 million (or 82%) to $173 million at December 31, 2021, compared with current environmental remediation of $95 million at December 31, 2020. The increase in our current environmental remediation at December 31, 2021 was primarily attributable to liabilities recorded under the Consent Order and Addendum with the NC DEQ, which includes construction of the barrier wall and operation of the groundwater extraction and treatment system at Fayetteville that we expect to spend in 2022. The increase also relates to a $9 million accrual recorded to resolve the claims asserted by the U.S. Environmental Protection Agency (the “EPA”) related to past indirect costs associated with the 2012 Record of Decision (“ROD”), as amended, and the 2014 agreement entered into with the EPA and the State of Indiana. For more information regarding this matter, refer to “U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana” under the “Significant Environmental Remediation Sites” within this MD&A.

Our other accrued liabilities decreased by $50 million (or 13%) to $325 million at December 31, 2021, compared with other accrued liabilities of $375 million at December 31, 2020. The decrease in our other accrued liabilities at December 31, 2021 was primarily attributable to the payment of legal fees, the payment of contract termination fees in connection with construction work at our Mining Solutions facility in Gomez Palacio, Durango, Mexico, the payment of $29 million for the Ohio multi-district litigation settlement, and the payment of certain previously deferred income tax liabilities. The decrease in our other accrued liabilities was partially offset by increased accrued customer rebates and the $25 million accrual associated with our portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies.

Credit Facilities and Notes

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for a discussion of our credit facilities and notes.

The Chemours Company

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as the other U.S.-based operating subsidiaries as set forth in Exhibit 22 to this Annual Report on Form 10-K. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Year Ended December 31, 2021
Net sales (1)	$4,014
Gross profit	542
Income before income taxes	138
Net income	144
Net income attributable to Chemours	144
(1)	Net sales includes intercompany sales to the Non-Guarantor Subsidiaries.

	December 31,
(Dollars in millions)	2021	2020
Assets
Current assets (1,2,3)	$1,554	$1,057
Long-term assets (4)	3,720	4,288

Liabilities
Current liabilities (2)	$1,504	$1,298
Long-term liabilities	4,497	4,703
(1)	Current assets includes $525 million and $283 million of cash and cash equivalents at December 31, 2021 and 2020, respectively.
(2)

Current assets includes $407 million and $236 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2021 and 2020, respectively. Current liabilities includes $328 million and $388 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2021 and 2020, respectively.

(3)

As of December 31, 2021 and 2020, $76 million and $33 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $729 million and $1.2 billion of intercompany notes receivable from the Non-Guarantor Subsidiaries at December 31, 2021 and 2020, respectively.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At December 31, 2021 and 2020, the total amounts outstanding under these programs were $153 million and $160 million, respectively. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Off-Balance Sheet Arrangements

In March 2020, through a wholly-owned special purpose entity (“SPE”), we entered into the Amended Purchase Agreement, which amends and restates, in its entirety, the Original Purchase Agreement under our Securitization Facility. In March of 2021, through the SPE we entered into the First Amendment, which among other things, extends the term of the Amended Purchase Agreement and increases the facility limit to $150 million. In November 2021, through the SPE we entered into the Second Amendment, which among other things, extends the term of the Amended Purchase Agreement.

See “Note 20 – Debt” to the Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

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

The following table sets forth our ongoing and expansion capital expenditures, including certain environmental capital expenditures, for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Titanium Technologies	$104	$89
Thermal & Specialized Solutions	26	28
Advanced Performance Materials	103	109
Chemical Solutions	39	25
Corporate and Other (1)	5	16
Total purchases of property, plant, and equipment	$277	$267
(1)

Includes $9 million during the year ended December 31, 2020, related to our capital expenditures for our new R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Our capital expenditures increased by $10 million (or 4%) to $277 million for the year ended December 31, 2021, compared with capital expenditures of $267 million for the same period in 2020. The increase in our capital expenditures for the year ended December 31, 2021 was primarily attributable to cost deferral activities in the prior year related to COVID-19 and was largely offset by the timing of payments to our vendors which resulted in an increased outstanding balance of our capital expenditures in accounts payable when compared to December 31, 2020.

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

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters, and litigation. Management’s estimates are based on historical experience, facts, and circumstances available at the time, and various other assumptions that are believed to be reasonable. We review these matters and reflect changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of our accounting policies, which could have a material effect on our financial position, results of operations, or cash flows.

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

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. We did not recognize material impairment charges on our long-lived assets during the years ended December 31, 2021 and 2020.

Goodwill

The excess of the purchase price over the estimated fair value of the net assets acquired in a business combination, including any identified intangible assets, is recorded as goodwill. We test our goodwill for impairment at least annually on October 1; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Goodwill is evaluated for impairment at the reporting unit level, which is defined as an operating segment. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value. The amount of impairment loss recognized in the consolidated statements of operations is equal to the excess of a reporting unit’s carrying value over its fair value, which is limited to the total amount of goodwill allocated to the reporting unit.

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

As of October 1, 2021, we performed our annual goodwill impairment tests for all reporting units. Based upon the results of our annual goodwill impairment tests, no adjustments to the carrying value of goodwill were necessary during the year ended December 31, 2021. In consideration of the results of our annual goodwill impairment tests, as well as the carrying amounts of goodwill held by each of our reporting units, further information and sensitivity analyses for certain of our reporting units have been included below.

The consideration offered for the Mining Solutions business in the definitive agreement entered into on July 26, 2021 with Draslovka to sell the Mining Solutions business of our Chemical Solutions segment, indicated the reporting unit had a fair value of $520 million at the test date, which was used in the most recent goodwill analysis. The estimated fair value is 46% higher than the reporting unit's carrying value. Mining Solutions had $51 million of goodwill and no impairment of this balance existed as of the test date. The $51 million of goodwill was allocated to the disposal group in determining the gain on sale of our Mining Solutions business to Draslovka on December 1, 2021.

The estimated fair value of the Advanced Performance Materials reporting unit was determined by utilizing a discount rate of 9.95% and a market multiple of 5.2 times Adjusted EBITDA, resulting in an estimated fair value 14% higher than its carrying value. Advanced Performance Materials has $56 million of goodwill. Changing the weighting of the market and income approaches used for Advanced Performance Materials could result in a maximum reduction of the excess of estimated fair value over carrying value to 9%. Assuming all other factors remain the same, a 200-basis point increase in the discount rate would decrease the excess of estimated fair value over carrying value to 2%; a 1% decrease in the long-term growth rate would decrease the excess of estimated fair value over carrying value to 9%; and, a 15% decrease in the market multiple assumption would decrease the excess of estimated fair value over carrying value to 6%. Under each of these sensitivity scenarios, the Advanced Performance Materials reporting unit's fair value exceeded its carrying value.

In consideration of the COVID-19 pandemic, we note that a deterioration in general market conditions, a sustained trend of weaker than anticipated Company financial performance, a decline in the Company’s share price for a sustained period of time, or an increase in the market-based weighted average cost of capital, among other factors, could significantly impact our impairment analyses and may result in future goodwill impairment charges that, if incurred, could have a material adverse effect on our results of operations.

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

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2021, the weighted-average discount rate was 1.4%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2021 was 1.2%.

A 50 basis point increase in the discount rate would result in a decrease of $4 million to the net periodic benefit cost for 2022, while a 50 basis point decrease in the discount rate would result in an increase of approximately $5 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $3 million to the net periodic benefit cost for 2022, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $3 million.

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

The charges described in this section include $359 million accrued for costs associated with the Consent Order (“CO”) between us and NC DEQ, which is further described in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. These accrued liabilities represent on-site remediation, off-site groundwater remediation, and toxicology studies related to Fayetteville.

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

Environmental Capital Expenditures

For the years ended December 31, 2021 and 2020, we spent $69 million and $33 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives. The increase in our environmental capital expenditures for the year ended December 31, 2021, when compared with the same period in 2020, was primarily attributable to increases in our Titanium Technologies and Advanced Performance Materials segments related to projects focused on the reduction of air and water emissions in line with our Corporate Responsibility Commitment (“CRC”).

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

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” discussed within this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as the CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At December 31, 2021 and 2020, our consolidated balance sheets include environmental remediation liabilities of $562 million and $390 million, respectively, relating to these matters, which, as discussed in further detail below, include $359 million and $194 million, respectively, for Fayetteville.

The Chemours Company

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2021 and 2020.

	December 31,
(Dollars in millions)	2021	2020
Balance at January 1,	$390	$406
Increase in remediation accrual	269	71
Remediation payments (1)	(97)	(87)
Balance at December 31,	$562	$390
(1)	Remediation payments do not include Qualified Spend that we have been reimbursed for by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU.

Our estimated liability for environmental remediation covered 211 sites at December 31, 2021 and 2020.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2021		December 31, 2020
Site Category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	23	$486	24	$318
Multi-party Superfund/non-owned (1)	86	76	87	72
Closed or settled	102	—	100	—
Total sites	211	$562	211	$390
(1)

Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 23 sites that we own. These operating and former operating sites make up approximately 86% of our environmental remediation liabilities at December 31, 2021.

We were also assigned numerous clean-up obligations from EID, which pertain to 86 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 14% of our environmental remediation liabilities at December 31, 2021. Included in the 86 sites are 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 102 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

With the exception of Fayetteville, our remediation portfolio is relatively mature, with many sites under active clean-up and moving towards final completion.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2021 and 2020.

(1)	Number of sites does not include the 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2021 and 2020.
(2)	Dollars in millions.
(3)

As of December 31, 2021, Active Remediation included $359 million for on-site remediation and off-site groundwater remediation at Fayetteville. As of December 31, 2020, Active Remediation included $194 million for on-site remediation and off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $660 million above the amount accrued at December 31, 2021. In general, uncertainty is greatest and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2021 and 2020, the following table sets forth the liabilities of the four sites that are deemed the most significant, together with the aggregate liabilities of the 69 other sites.

	December 31,
(Dollars in millions)	2021	2020
Chambers Works, Deepwater, New Jersey	$27	$20
Fayetteville Works, Fayetteville, North Carolina	359	194
Pompton Lakes, New Jersey	42	42
USS Lead, East Chicago, Indiana	24	12
All other sites	110	122
Total environmental remediation	$562	$390

The four sites listed above represent 80% and 69% of our total accrued environmental remediation liabilities at December 31, 2021 and 2020, respectively. For these four sites, we expect to spend, in the aggregate, $215 million over the next three years. For all other sites, we expect to spend $68 million over the next three years.

Chambers Works, Deepwater, New Jersey (“Chambers Works”)

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. In the first quarter of 2021, in connection with ongoing discussions with EPA and the New Jersey Department of Environmental Protection (the “NJ DEP”) relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, we recorded an adjustment of $7 million related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

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

The Chemours Company

Beginning in 1996, several stages of site investigation were conducted under oversight by NC DEQ, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, NC DEQ issued a Notice of Violation (“NOV”) on September 6, 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the CO (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final CO that comprehensively addressed various issues, NOVs, and court filings made by NC DEQ regarding Fayetteville and resolved litigations filed by NC DEQ and CFRW. In connection with the CO, a thermal oxidizer (“TO”) became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

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

Following issuance of an NPDES permit by NC DEQ on September 18, 2020, we began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, we received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. Along with our third-party service provider, we have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, along with our third-party service provider, we are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. An incremental $64 million was accrued in 2021, representing approximately $3 million per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the second quarter of 2022.

In 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for our major construction projects are typically reviewed at 30, 60 and 90% complete. In June 2021, we reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville. Following the completion of the 30% design, we recorded $109 million of additional accrual as further discussed below.

The current planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River as compared to the initial, conceptual design that was prepared in support of the Corrective Action Plan (“CAP”) submission to NC DEQ on December 31, 2019, which addressed groundwater only. The CAP submission unit cost estimate was the principal basis of unit costs for our liability estimates through March 31, 2021. It was determined, based upon the 30% design information completed during the second quarter of 2021, that there was significantly increased construction complexity and related vendor and other design costs to be incurred. For example, the steep slope of the revised construction site results in the depth of the wall increasing from the original estimates of approximately 65 feet to approximately 85 feet below ground along most of its length. Construction of approximately 64 pumping wells, a more than 50% increase from the conceptual design, are expected to be required to extract groundwater for treatment based on studies of groundwater flows that were completed in May 2021. The wells will also need to be drilled deeper into the ground based on the revised location. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides, will now be required for large, heavy construction equipment to access the barrier wall location safely. The estimated cost for construction as a result of these changes is based on third-party contractor estimates provided in late May 2021. Together, all these modifications to the design resulted in an additional $49 million accrual for construction of the barrier wall in 2021.

The Chemours Company

In addition, the volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hours period per the Addendum) intercepted for treatment is estimated to be up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling completed in the second quarter of 2021. Until the pre-design investigation and groundwater modeling was complete, the volume of water captured for treatment was estimated to be approximately 1,200 gpm, and the pretreatment requirements to remove dissolved solids had not been determined. Hence, we determined in 2021 that construction of a larger treatment plant than previously considered in the conceptual design and previous cost estimates was required. Consistent with prior periods, we accrued 20 years of ongoing monitoring and maintenance for Fayetteville environmental remediation systems based on the CO and Addendum. The revised estimate to process higher volumes of groundwater than originally contemplated resulted in an additional accrual (change in estimate) of $60 million in 2021 related to estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies, principally carbon and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

In August 2021, we reviewed the 60% complete design and associated updated preliminary vendor estimates, which was submitted to NC DEQ for review and approval. There were no changes in estimate upon completing the review of the 60% design. Additionally, applications for the necessary permit for the groundwater extraction system have been submitted.

On September 15, 2021, we received a ‘conditional approval’ of the 60% design of the barrier wall and groundwater extraction and treatment system which included comments that NC DEQ requested us to address within forty-five days (i.e., by October 30). We responded to the comments on October 5, 2021. We believe that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the 90% design completion or project construction work be delayed, pending resolution of NC DEQ comments. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required. The NC DEQ’s comments also addressed other onsite remediation activities under the CO, but unrelated to the design of the barrier wall and groundwater treatment system. It is reasonably possible that additional costs could be incurred to address the areas raised by NC DEQ, but cannot be estimated at this time as it would require additional pre-design investigation work that has not yet been scoped or performed.

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence in 2022. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At December 31, 2021, several significant uncertainties remain, principally related to the resolution of comments received from NC DEQ on the 60% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. Accordingly, we have increased the upper range of our cost estimates for the barrier wall and groundwater OM&M from $111 million at December 31, 2020 to $305 million at December 31, 2021, of which $170 million is accrued. We have not accrued for the incremental costs in the upper range, including the extension of the barrier wall. While we believe that extension of the barrier wall along Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum, an estimate of the cost for the barrier wall extension was included in the upper range of the cost estimate of approximately $30 million.

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Pending resolution of NC DEQ comments on the 60% design, the engineering design is expected to be approximately 90% complete in the first quarter of 2022, which will form the basis of a submission for the approval by NC DEQ which is required to be submitted by us as provided by the Addendum. Per the Addendum, NC DEQ shall use best efforts to complete its review and notify us whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If we do not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, subject to extensions provided above, the Addendum specifies penalties of $0.15 million plus an additional $0.02 million per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, we have accrued $289 million and $140 million at December 31, 2021 and 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs. Accordingly, as discussed above, during 2021, we revised, in accordance with ASC 250 – Accounting Changes and Error Corrections, our estimated liability to comply with the CO and Addendum. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as we only capitalize environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

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

As of December 31, 2021, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $289 million and $70 million related to the estimated cost of on-site and off-site remediation, respectively. For the year ended December 31, 2021, we accrued an additional $228 million, of which $193 million was attributable to our on-site and plant remediation and $35 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates.

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

Also on November 3, 2021, NC DEQ sent a notice to us regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of our obligations for such contamination. NC DEQ directed us to submit, within 90 days of receipt of the notice (due February 1, 2022), for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. We submitted our response on February 1, 2022, and accordingly, for the year ended December 31, 2021, we recorded $11 million for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any.

Management’s estimate of the ultimate liability for this matter is dependent upon obtaining additional information, including, but not limited to, those items identified above. Given the level of uncertainties noted above, we are not able to provide a reasonable high-end estimate beyond the $11 million accrued at December 31, 2021. The ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flow.

Pompton Lakes, New Jersey

During the 20th century, blasting caps, fuses, and related materials were manufactured at Pompton Lakes, Passaic County, New Jersey. Operating activities at the site were ceased in the mid-1990s. The primary contaminants in the soil and sediments are lead and mercury. Groundwater contaminants include volatile organic compounds. Under the authority of EPA and NJ DEP, remedial actions at the site are focused on investigating and cleaning-up the area. Groundwater monitoring at the site is ongoing, and we have installed and continue to install vapor mitigation systems at residences within the groundwater plume. In addition, we are further assessing groundwater conditions. In September 2015, EPA issued a modification to the site’s RCRA permit that requires us to dredge mercury contamination from a 36-acre area of the lake and remove sediment from two other areas of the lake near the shoreline. The remediation activities commenced when permits and implementation plans were approved in May 2016, and work on the lake dredging project is now complete. In April 2019, we submitted a revised Corrective Measures Study (“CMS”) proposing actions to address on-site soils impacted from past operations that exceed applicable clean-up criteria. We received comments on the CMS from EPA and NJ DEP in March 2020, and we responded to their comments in June 2020 and continue to seek resolution with EPA.

The Chemours Company

U.S. Smelter and Lead Refinery, Inc., East Chicago, Indiana

The U.S. Smelter and Lead Refinery, Inc. (“USS Lead”) Superfund site is located in the Calumet neighborhood of East Chicago, Lake County, Indiana. The site includes the former USS Lead facility along with nearby commercial, municipal, and residential areas. The primary compounds of interest are lead and arsenic which may be found in soils within the impacted area. The EPA is directing and organizing remediation on this site, and we are one of a number of parties working cooperatively with EPA on the safe and timely completion of this work. EID’s former East Chicago manufacturing facility was located adjacent to the site, and EID assigned responsibility for the site to us in the Separation Agreement.

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and EID entering into an agreement in 2014 with EPA and the State of Indiana to reimburse EPA’s costs to implement clean-up in Zone 1 and Zone 3. In March 2017, we and three other parties – Atlantic Richfield, EID, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse EPA’s costs to clean-up a portion of Zone 2. In March 2018, EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, EID, U.S. Metals, and USS Lead Muller Group, and these parties entered into an interim allocation agreement to perform that work. As of the end of 2019, the required work in Zone 3 had been completed, and Zone 2 was nearly complete by the end of 2020. The determination of a final allocation for Zone 2 and/or the other Zones is ongoing, and additional PRPs may be identified.

The environmental accrual for USS Lead continues to include completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC, relating to modified Zone 1 development, and EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential. During the second quarter of 2021, we accrued an additional $3 million based on a remediation estimate provided by Industrial Development Advantage, LLC. We expect that our future costs for modified Zone 1 will be further contingent on the development of this area and implementation under the ROD Amendment, as well as any final allocation between PRPs. In the third quarter of 2021, we recorded an additional $9 million to resolve the claims asserted by EPA related to past indirect costs associated with the 2012 ROD as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, NJ DEP issued two Directives, one being a state-wide PFAS Directive, and filed four lawsuits against Chemours and other defendants, including allegations relating to clean-up and removal costs at four sites including Chambers Works. In December 2021, a consolidated order was entered in the lawsuits granting, in part, and denying, in part a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 million for Chambers Works, the majority of which is for non-PFAS remediation items. Further discussion related to these matters is included in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

PFOA

See our discussion under the heading “PFOA” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In September 2021, the General Court held an oral hearing on the written submissions and the court has provided notice that its ruling will be provided in February 2022.

The Chemours Company

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in July 2022.  As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees Risk Assessment Committee (“RAC”) and Socio-economic Analysis Committees (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to material adverse effects on our results of operations, financial condition, and cash flows.

On October 18, 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, EPA indicated they plan to develop non-regulatory drinking water health advisories for certain PFAS compounds that have final EPA toxicity assessments, including GenX compounds in the Spring of 2022. We are currently evaluating the impact of EPA’s final toxicity assessment, including new data and analysis utilized by the agency, and have met with the agency to discuss process-related and technical concerns about the assessment. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, we cannot estimate the potential impact or additional cost due to the uncertainties on the potential drinking water health advisories or other actions. The environmental remediation liabilities recorded for Fayetteville and certain other sites, such as Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of December 31, 2021 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet higher drinking water standards.

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
•

other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020
Net income attributable to Chemours	$608	$219
Non-operating pension and other post-retirement employee benefit income	(9)	(1)
Exchange (gains) losses, net	(3)	26
Restructuring, asset-related, and other charges (1)	6	80
Loss on extinguishment of debt	21	22
Gain on sales of assets and businesses (2,3)	(115)	(8)
Natural disasters and catastrophic events (4)	21	—
Transaction costs	4	2
Qualified spend recovery (5)	(20)	—
Legal and environmental charges (6,7)	230	49
Adjustments made to income taxes (8)	(27)	(23)
Benefit from income taxes relating to reconciling items (9)	(42)	(37)
Adjusted Net Income	674	329
Interest expense, net	185	210
Depreciation and amortization	317	320
All remaining provision for income taxes	137	20
Adjusted EBITDA	$1,313	$879

Weighted-average number of common shares outstanding - basic	164,943,575	164,681,827
Dilutive effect of our employee compensation plans	3,754,864	1,664,702
Weighted-average number of common shares outstanding - diluted	168,698,439	166,346,529

Per share data
Basic earnings per share of common stock	$3.69	$1.33
Diluted earnings per share of common stock	3.60	1.32
Adjusted basic earnings per share of common stock	4.09	2.00
Adjusted diluted earnings per share of common stock	4.00	1.98
(1)	Includes restructuring, asset-related, and other charges, which are discussed in further detail in “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements.
(2)

The year ended December 31, 2021 includes a net pre-tax gain on sale of $112 million associated with the sale of the Mining Solutions business of our Chemical Solutions segment which is further discussed in “Note 4 – Acquisitions and Divestitures” to the Consolidated Financial Statements.

(3)

The year ended December 31, 2020 includes a gain of $6 million associated with the sale of our Oakley, California site, which was contingent upon the completion of certain environmental remediation activities at the site.

(4)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(5)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements.

(6)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges which are discussed in further detail in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. The year ended December 31, 2020 includes $29 million of charges in connection with our portion of the costs to settle PFOA multi-district litigation in Ohio. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further details.

(7)

In 2021, environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2021, environmental charges include $169 million related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further details.

(8)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on share-based payments, certain return-to-accrual adjustments, valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(9)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Cash provided by operating activities	$820	$807
Less: Purchases of property, plant, and equipment (1)	(277)	(267)
Free Cash Flows	$543	$540
(1)

The year ended December 31, 2021 includes $22 million related to construction-in-progress assets acquired in exchange for the termination of a contract with a third-party service provider at our under-construction Mining Solutions facility in Gomez Palacio, Durango, Mexico.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,313	$879
Less: Depreciation and amortization (1)	(317)	(320)
Adjusted EBIT	$996	$559

	As of December 31,
(Dollars in millions)	2021	2020
Total debt, net (2)	$3,749	$4,026
Total equity	1,082	815
Less: Cash and cash equivalents	(1,451)	(1,105)
Invested capital, net	$3,380	$3,736
Average invested capital (3)	$3,705	$3,895

Return on Invested Capital	27%	14%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2021 and 2020.

(2)	Total debt, net is net of unamortized issue discounts of $5 million and $7 million and debt issuance costs of $28 million and $28 million at December 31, 2021 and 2020, respectively.
(3)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of December 31,
(Dollars in millions)	2021	2020
Total debt principal	$3,782	$4,061
Less: Cash and cash equivalents	(1,451)	(1,105)
Total debt principal, net	$2,331	$2,956

	Year Ended December 31,
(Dollars in millions)	2021	2020
Adjusted EBITDA (1)	$1,313	$879

Net Leverage Ratio	1.8x	3.4x
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2021 and 2020.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2021, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 million, the fair value of which amounted to less than negative $1 million. At December 31, 2020, we had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688 million, the fair value of which amounted to $3 million. We recognized a net loss of $15 million, a net gain of $29 million, and a net loss of $2 million for the years ended December 31, 2021, 2020, and 2019, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2021, we had 175 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $5 million. At December 31, 2020, we had 144 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101 million, the fair value of which amounted to negative $4 million. We recognized a pre-tax gain of $10 million, a pre-tax loss of $4 million, and a pre-tax gain of $6 million for the years ended December 31, 2021, 2020, and 2019, respectively, within accumulated other comprehensive loss. For the year ended December 31, 2021, $2 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss. For the years ended December 31, 2020 and 2019, $3 million and $10 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $73 million, a pre-tax loss of $88 million, and a pre-tax gain of $20 million for the years ended December 31, 2021, 2020, and 2019, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to less than $1 million. At December 31, 2020, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax gain of $2 million and a pre-tax loss of $4 million for the years ended December 31, 2021 and 2020 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2021 and 2020, losses of $2 million and less than $1 million were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2021 and 2020, one individual customer balance represented approximately 6% and 5% of our total outstanding accounts and notes receivable balance, respectively. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2021 and 2020 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2021 and 2020.

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

As of December 31, 2021, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

The Chemours Company

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We have completed an evaluation of our internal control over financial reporting and have concluded that our internal control over financial reporting was effective as of December 31, 2021 (refer to “Management’s Report on Internal Control over Financial Reporting” on page F-2 to the Consolidated Financial Statements). The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (refer to the “Report of Independent Registered Public Accounting Firm” on page F-3 to the Consolidated Financial Statements).

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the definitive proxy statement for our 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our audit committee and our code of ethics is contained in the 2022 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2022 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2021
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	8,900	$20.32	11,800
(1)	Includes the approximate number of outstanding stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”).
(2)	Represents the weighted-average exercise price of outstanding stock options only. RSUs and PSUs do not have associated exercise prices.
(3)

Reflects the approximate shares available for issuance pursuant to The Chemours Company 2017 Equity and Incentive Plan (the “Equity Plan”), which was approved by our stockholders in 2017 and replaces The Chemours Company Equity and Incentive Plan. On April 28, 2021, stockholders approved an amendment and restatements of the Equity Plan to increase the number of shares reserved for issuance by 3,050,000. Following the amendment and restatement, the maximum number of shares of stock reserved for the grant or settlement of awards under the Equity Plan is 22,050,000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2022 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2022 Proxy Statement under the captions “Proposal 4 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

The Chemours Company

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Refer to the “Index to the Consolidated Financial Statements” commencing on page F-1 of this Annual Report on Form 10-K.

The report of our independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting is included on page F-3. Their consent appears as Exhibit 23 of this Form 10-K.

(a)(2) Financial Statement Schedule

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 75 of this Annual Report on Form 10-K.

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

2.2

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

4.1(1)

First Supplemental Indenture, dated as of May 23, 2017, by and among The Chemours Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).

4.1(2)

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

4.1(3)	Specimen 5.375% Senior Note due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 23, 2017).
4.1(4)	Specimen 4.000% Senior Note Due 2026 (included in Exhibit 4.2(2)).
4.2

Indenture, dated as of November 27, 2020, between The Chemours Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.2(1)

First Supplemental Indenture, dated as of November 27, 2020, among The Chemours Company, the guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2020).

4.2(2)

Second Supplemental Indenture, dated as of August 18, 2021, among The Chemours Company, the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 18, 2021).

4.2(3)	Specimen 5.750% Senior Notes Due 2028 (included in Exhibit 4.3(1)).
4.2(4)	Specimen 4.625% Senior Notes Due 2029 (included in Exhibit 4.3(2)).
4.3	Description of common stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).
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

10.14(1)

Amended and Restated Credit Agreement, dated as of April 3, 2018, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 3, 2018).

10.14(2)

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

10.37

Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (f/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 22, 2021).

10.38*

Separation Agreement and Release between E. Bryan Snell and the Company effective March 1, 2021, dated March 1, 2021 (incorporated by reference  in Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 2, 2021).

10.39*

Employment Transition Agreement between Mark Vergnano and the Company, dated as of June 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 3, 2021).

10.40

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

The Chemours Company

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

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	February 11, 2022

By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark E. Newman	President, Chief Executive Officer, and	February 11, 2022
Mark E. Newman	Director
(Principal Executive Officer)

/s/ Sameer Ralhan	Senior Vice President,	February 11, 2022
Sameer Ralhan	Chief Financial Officer
(Principal Financial Officer)

/s/ Camela T. Wisel	Vice President and Controller	February 11, 2022
Camela T. Wisel	(Principal Accounting Officer)

/s/ Dawn L. Farrell	Chairperson of the Board	February 11, 2022
Dawn L. Farrell

/s/ Curtis V. Anastasio	Director	February 11, 2022
Curtis V. Anastasio

/s/ Bradley J. Bell	Director	February 11, 2022
Bradley J. Bell

/s/ Mary B. Cranston	Director	February 11, 2022
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 11, 2022
Curtis J. Crawford

/s/ Erin N. Kane	Director	February 11, 2022
Erin N. Kane

/s/ Sean D. Keohane	Director	February 11, 2022
Sean D. Keohane

/s/ Sandra Phillips Rogers	Director	February 11, 2022
Sandra Phillips Rogers

/s/ Mark P. Vergnano	Director	February 11, 2022
Mark P. Vergnano

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report, which is presented on the following page.

/s/ Mark E. Newman	/s/ Sameer Ralhan
Mark E. Newman	Sameer Ralhan
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

February 11, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Liabilities Associated with the Fayetteville Works On-site Surface Water and Groundwater Remediation Activities

As described in Note 22 to the consolidated financial statements, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities with respect to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and per- and polyfluoroalkyl substances (“PFAS”) from the Company’s Fayetteville Works site in North Carolina (“Fayetteville”) into the Cape Fear River site surface water and groundwater. The Company’s accrued liabilities for on-site surface water and groundwater remediation activities were $289 million as of December 31, 2021. The Company’s estimated liability for the on-site remediation activities that are probable and estimable is based on the Consent Order, the related addendum with the North Carolina Department of Environmental Quality (the “Addendum”), the Corrective Action Plan (“CAP”) and management’s assessment of the current facts and circumstances, which are subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related operation, maintenance, and monitoring (“OM&M”) requirements, and other charges contemplated by the Consent Order and the Addendum.

The principal considerations for our determination that performing procedures relating to the accrued liabilities associated with the Fayetteville Works on-site surface water and groundwater remediation activities is a critical audit matter are the significant judgment by management in estimating the accrued liabilities for the on-site surface water and groundwater remediation activities based on the Consent Order, including the Addendum, CAP and management’s assessment of the current facts and circumstances; this in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating  management’s significant assumptions related to transport pathways which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, and any related OM&M requirements. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination and valuation of the accrued liabilities associated with the Fayetteville Works on-site surface water and groundwater remediation activities, as well as the related financial statement disclosures. These procedures also included, among others, (i) testing management’s process for determining the estimate for the accrued liabilities associated with the Fayetteville on-site surface water and groundwater remediation activities; (ii) testing the reasonableness of management’s assumptions related to the transport pathways which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems selected and implemented, and any related OM&M requirements, which involved comparing the cost estimates developed by management to third party evidence, and comparing actual and historical costs used to develop the estimates, as applicable; (iii) obtaining and evaluating responses to letters of audit inquiry from legal counsel; and (iv) evaluating the sufficiency of the Company’s disclosures related to the matter. Professionals with specialized skill and knowledge were used to assist in evaluating the estimated costs resulting from the Consent Order, the Addendum, CAP and management’s assessment of the current facts and circumstances.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 11, 2022

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$6,345	$4,969	$5,526
Cost of goods sold	4,964	3,902	4,463
Gross profit	1,381	1,067	1,063
Selling, general, and administrative expense	592	527	548
Research and development expense	107	93	80
Restructuring, asset-related, and other charges	6	80	87
Total other operating expenses	705	700	715
Equity in earnings of affiliates	43	23	29
Interest expense, net	(185)	(210)	(208)
Loss on extinguishment of debt	(21)	(22)	—
Other income (expense), net	163	21	(293)
Income (loss) before income taxes	676	179	(124)
Provision for (benefit from) income taxes	68	(40)	(72)
Net income (loss)	608	219	(52)
Net income (loss) attributable to Chemours	$608	$219	$(52)
Per share data
Basic earnings (loss) per share of common stock	$3.69	$1.33	$(0.32)
Diluted earnings (loss) per share of common stock	3.60	1.32	(0.32)

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive Income

(Dollars in millions)

	Year Ended December 31,
	2021			2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$608			$219			$(52)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$73	$(18)	55	$(88)	$22	(66)	$20	$(5)	15
Unrealized gain (loss) on cash flow hedge	12	(2)	10	(8)	1	(7)	6	(1)	5
Reclassifications to net income - cash flow hedge	4	(1)	3	(3)	—	(3)	(10)	1	(9)
Hedging activities, net	89	(21)	68	(99)	23	(76)	16	(5)	11
Cumulative translation adjustment	(116)	—	(116)	111	—	111	2	—	2
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Net (loss) gain	(22)	6	(16)	4	(1)	3	(144)	31	(113)
Prior service (cost) benefit	—	—	—	(1)	—	(1)	5	(1)	4
Curtailment gain	—	—	—	4	(1)	3	—	—	—
Effect of foreign exchange rates	6	—	6	(9)	—	(9)	7	—	7
Reclassifications to net income:
Amortization of actuarial loss	7	(2)	5	9	(2)	7	18	(4)	14
Amortization of prior service gain	(2)	—	(2)	(3)	—	(3)	(2)	—	(2)
Settlement loss	1	—	1	5	(1)	4	383	(91)	292
Defined benefit plans, net	$(10)	$4	(6)	$9	$(5)	4	$267	$(65)	202
Other comprehensive (loss) income			(54)			39			215
Comprehensive income			554			258			163
Comprehensive income attributable to Chemours			$554			$258			$163

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,451	$1,105
Accounts and notes receivable, net	720	511
Inventories	1,099	939
Prepaid expenses and other	75	78
Total current assets	3,345	2,633
Property, plant, and equipment	9,232	9,582
Less: Accumulated depreciation	(6,078)	(6,108)
Property, plant, and equipment, net	3,154	3,474
Operating lease right-of-use assets	227	236
Goodwill	102	153
Other intangible assets, net	6	14
Investments in affiliates	169	167
Restricted cash and restricted cash equivalents	100	—
Other assets	447	405
Total assets	$7,550	$7,082
Liabilities
Current liabilities:
Accounts payable	$1,162	$844
Compensation and other employee-related cost	173	107
Short-term and current maturities of long-term debt	25	21
Current environmental remediation	173	95
Other accrued liabilities	325	375
Total current liabilities	1,858	1,442
Long-term debt, net	3,724	4,005
Operating lease liabilities	179	194
Long-term environmental remediation	389	295
Deferred income taxes	49	36
Other liabilities	269	295
Total liabilities	6,468	6,267
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 191,860,159 shares issued and 161,046,732 shares outstanding at December 31, 2021; 190,239,883 shares issued and 164,920,648 shares outstanding at December 31, 2020)	2	2
Treasury stock, at cost (30,813,427 shares at December 31, 2021; 25,319,235 at December 31, 2020)	(1,247)	(1,072)
Additional paid-in capital	944	890
Retained earnings	1,746	1,303
Accumulated other comprehensive loss	(364)	(310)
Total Chemours stockholders’ equity	1,081	813
Non-controlling interests	1	2
Total equity	1,082	815
Total liabilities and equity	$7,550	$7,082

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2019	187,204,567	$2	16,424,093	$(750)	$860	$1,466	$(564)	$6	$1,020
Common stock issued - compensation plans	1,098,542	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	590,369	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	8,895,142	(322)	—	—	—	—	(322)
Stock-based compensation expense	—	—	—	—	19	—	—	—	19
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(30)	—	—	—	(30)
Net loss	—	—	—	—	—	(52)	—	—	(52)
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Other comprehensive income	—	—	—	—	—	—	215	—	215
Balance at December 31, 2019	188,893,478	2	25,319,235	(1,072)	859	1,249	(349)	6	695
Common stock issued - compensation plans	222,665	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	1,123,740	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	219	—	—	219
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	39	—	39
Balance at December 31, 2020	190,239,883	2	25,319,235	(1,072)	890	1,303	(310)	2	815
Common stock issued - compensation plans	264,908	—	(39,554)	2	(1)	(1)	—	—	—
Exercise of stock options, net	1,355,368	—	—	—	23	—	—	—	23
Purchases of treasury stock, at cost	—	—	5,533,746	(177)	—	—	—	—	(177)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	608	—	—	608
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(54)	—	(54)
Balance at December 31, 2021	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$608	$219	$(52)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	317	320	311
Gain on sales of assets and businesses	(115)	(8)	(10)
Equity in earnings of affiliates, net	(11)	—	(3)
Loss on extinguishment of debt	21	22	—
Amortization of debt issuance costs and issue discounts	9	9	9
Deferred tax benefit	(77)	(120)	(165)
Asset-related charges	—	22	43
Stock-based compensation expense	34	16	19
Net periodic pension cost	6	14	381
Defined benefit plan contributions	(17)	(21)	(19)
Other operating charges and credits, net	18	(22)	(2)
Decrease (increase) in operating assets:
Accounts and notes receivable	(225)	175	191
Inventories and other operating assets	(202)	126	116
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	454	55	(169)
Cash provided by operating activities	820	807	650
Cash flows from investing activities
Purchases of property, plant, and equipment	(277)	(267)	(481)
Acquisition of business, net	—	—	(10)
Proceeds from sales of assets and businesses, net of cash divested	508	5	9
Proceeds from life insurance policies	1	1	1
Foreign exchange contract settlements, net	(12)	27	(2)
Cash provided by (used for) investing activities	220	(234)	(483)
Cash flows from financing activities
Proceeds from issuance of debt	650	800	—
Proceeds from accounts receivable securitization facility	—	12	128
Repayments on accounts receivable securitization facility	—	(122)	(18)
Proceeds from revolving loan	—	300	150
Repayments on revolving loan	—	(300)	(150)
Debt repayments	(854)	(943)	(19)
Payments related to extinguishment of debt	(18)	(16)	—
Payments of debt issuance costs	(11)	(10)	—
Payments on finance leases	(10)	(6)	(3)
Deferred acquisition-related consideration	—	(10)	—
Purchases of treasury stock, at cost	(173)	—	(322)
Proceeds from exercised stock options, net	23	16	9
Payments related to tax withholdings on vested stock awards	(2)	(2)	(30)
Payments of dividends to the Company's common shareholders	(164)	(164)	(164)
Distributions to non-controlling interest shareholders	(1)	(4)	—
Cash used for financing activities	(560)	(449)	(419)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(34)	38	(6)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	446	162	(258)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,105	943	1,201
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31,	$1,551	$1,105	$943

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$180	$208	$204
Income taxes, net of refunds	149	78	85
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$89	$31	$85
Obligations incurred under build-to-suit lease arrangement	—	—	40
Non-cash financing arrangements	—	16	11
Treasury stock repurchased, not settled	4	—	—
Deferred payments related to acquisition of business	—	—	15

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. Chemours manages and reports its operating results through four reportable segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Chemical Solutions segment was a leading provider of industrial chemicals used in gold production prior to the Mining Solutions business sale and continues to be a leading provider of chemicals used in industrial and consumer applications.

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2021, the Company operated 29 major production facilities globally, of which eight were dedicated to Titanium Technologies, eight were dedicated to Thermal & Specialized Solutions, 10 were dedicated to Advanced Performance Materials, and three supported multiple segments.

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

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is Chemours’ former parent company and is now a subsidiary of Corteva.

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

Inventories

Chemours’ inventories are valued at the lower of cost or market or net realizable value, where applicable. Cost of inventories held at substantially all U.S. locations are determined using the last-in, first-out (“LIFO”) method, while cost of inventories held outside the U.S. are determined using the average cost method. The elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. Stores and supplies are valued at the lower of cost or net realizable value, and cost is generally determined by the average cost method.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Leases

The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property, plant, and equipment, net, short-term and current maturities of long-term debt, and long-term debt, net, on the Company’s consolidated balance sheets. The Company’s incremental borrowing rate, which is based on information available at the adoption date of January 1, 2019 for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments. The Company combines lease components with non-lease components for most classes of assets, except for certain manufacturing facilities or when the non-lease component is significant to the lease component.

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

Restricted Cash and Restricted Cash Equivalents

The Company classifies cash and cash equivalents that are legally or contractually restricted for withdrawal or usage as restricted cash and restricted cash equivalents. Chemours restricted cash and restricted cash equivalents includes cash and cash equivalents deposited in an escrow account as per the terms of the Company’s Memorandum of Understanding (“MOU”) agreement which is further discussed in “Note 22 – Commitments and Contingent Liabilities”.

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

Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued and are reflected as a component of the cost of goods sold for on-site remediation costs or as a component of selling, general, and administrative expense for off-site remediation costs in the consolidated statements of operations. Other environmental costs are also charged to expense in the period incurred, unless they extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations, in which case they are capitalized and amortized. Pursuant to the binding MOU entered into between Chemours, DuPont, Corteva, and EID, as further discussed in “Note 22 – Commitments and Contingent Liabilities”, costs specific to potential future legacy per- and polyfluoroalkyl substances (“PFAS”) liabilities are subject to a cost-sharing arrangement between the parties. Any recoveries of Qualified Spend (as further described in “Note 22 – Commitments and Contingent Liabilities” and as defined in the MOU) from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable.

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

Litigation

Chemours accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Litigation-related liabilities and expenditures included in the consolidated financial statements include legal matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Legal costs, such as outside counsel fees and expenses, are charged to expense in the period that services are rendered.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Treasury Stock

Chemours accounts for repurchases of the Company’s common stock as treasury stock using the cost method, whereby the entire cost of the acquired common stock is recorded as treasury stock. The cost of treasury stock re-issued is determined using the first-in, first-out (“FIFO”) method.

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

Defined Benefit Plans

Chemours has defined benefit plans covering certain of its employees outside of the U.S. The benefits of these plans, which primarily relate to pension, are accrued over the employees’ service periods. The Company uses actuarial methods and assumptions in the valuation of its defined benefit obligations and the determination of any net periodic pension income or expense. Any differences between actual and expected results, or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur. Rather, they are systematically recognized over subsequent periods.

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

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU No. 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this standard will have on its consolidated financial statements.

Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance (“ASU No. 2021-10”), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance will be effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company is currently evaluating the impacts the adoption of this standard will have on its consolidated financial statements.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 4. Acquisitions and Divestitures

Beaumont Land Sale

On December 22, 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17 (the “Beaumont Transaction”). There were no material assets or liabilities classified as held for sale at December 31, 2021. This sale will be recorded as part of the Company’s Chemical Solutions segment. The Beaumont Transaction is expected to close in the first quarter of 2022, subject to customary closing conditions, including regulatory approvals.

Divestiture of Mining Solutions

On July 26, 2021, the Company entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell the Mining Solutions business of its Chemical Solutions segment for cash consideration of approximately $520 (the “Mining Solutions Transaction”). The Company completed the sale on December 1, 2021 and received net cash proceeds of $508, net of $13 cash divested. Upon completion of the sale, the Company also recorded a net pre-tax gain on sale of $112 in other income (expense), net in the consolidated statements of operations, inclusive of $21 of transaction costs. The sale of the Mining Solutions business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

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

Sale of Oakley, California

In September 2019, the Company sold its Oakley, California site to a third party for $7, of which $4 was received at closing. Receipt of the remaining $3 of proceeds was contingent upon the completion of certain environmental remediation activities at the site; these environmental remediation activities were completed, and the associated proceeds were received, in 2020. In connection with the sale, Chemours retained $10 in existing environmental remediation liabilities. $3 and $4 of environmental remediation liabilities remained on the Company’s consolidated balance sheets at December 31, 2021 and 2020, respectively. The Company recognized a $6 gain on the sale, inclusive of the aforementioned $3 of proceeds received in 2020. The remaining portion of the gain previously deferred was recognized in 2020 upon the Company’s completion of certain environmental remediation activities at the site.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Net sales by geographic region (1)
North America:
Titanium Technologies	$1,019	$776	$727
Thermal & Specialized Solutions	635	520	592
Advanced Performance Materials	494	407	512
Chemical Solutions	169	211	313
Total North America	2,317	1,914	2,144
Asia Pacific:
Titanium Technologies	1,049	778	809
Thermal & Specialized Solutions	160	134	166
Advanced Performance Materials	595	450	507
Chemical Solutions	23	22	61
Total Asia Pacific	1,827	1,384	1,543
Europe, the Middle East, and Africa:
Titanium Technologies	829	528	474
Thermal & Specialized Solutions	313	331	408
Advanced Performance Materials	254	202	258
Chemical Solutions	16	25	23
Total Europe, the Middle East, and Africa	1,412	1,086	1,163
Latin America (2):
Titanium Technologies	458	320	335
Thermal & Specialized Solutions	149	120	152
Advanced Performance Materials	54	45	53
Chemical Solutions	128	100	136
Total Latin America	789	585	676
Total net sales	$6,345	$4,969	$5,526

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$3,355	$2,402	$2,345
Thermal & Specialized Solutions:
Refrigerants	973	889	1,086
Foam, propellants, and other	284	216	232
Advanced Performance Materials:
Fluoropolymers and advanced materials	1,397	1,104	1,330
Chemical Solutions:
Mining solutions	237	203	268
Performance chemicals and intermediates	99	155	265
Total net sales	$6,345	$4,969	$5,526
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2021, 2020, and 2019.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2021 and 2020.

	December 31,
	2021	2020
Contract assets:
Accounts receivable - trade, net (Note 11)	$644	$449
Contract liabilities:
Deferred revenue (Note 19 & Note 21)	$5	$12
Customer rebates (Note 19)	83	69

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the years ended December 31, 2021 and 2020 were not significant. For the years ended December 31, 2021 and 2020, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

Contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts were not significant as of December 31, 2021 and 2020.

Remaining Performance Obligations

Certain of the Company’s MSAs or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2021, Chemours had $5 of remaining performance obligations. The Company expects to recognize approximately 92% of its remaining performance obligations as revenue in 2022 and approximately 8% as revenue in 2023. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2021 are also excluded.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Titanium Technologies	$36	$31	$29
Thermal & Specialized Solutions	20	18	17
Advanced Performance Materials	46	41	31
Chemical Solutions	2	2	2
Corporate and Other	3	1	1
Total research and development expense	$107	$93	$80

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Restructuring and other charges:
Employee separation charges	$(2)	$17	$21
Decommissioning and other charges	8	41	23
Total restructuring and other charges	6	58	44
Asset-related charges	—	22	43
Total restructuring, asset-related, and other charges	$6	$80	$87

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Restructuring charges:
Plant and product line closures:
Chemical Solutions	$13	$4	$2
Corporate and Other	—	1	18
Total plant and product line closures	13	5	20
2017 Restructuring Program:
Titanium Technologies	—	—	1
Thermal & Specialized Solutions	—	—	1
Advanced Performance Materials	—	—	1
Corporate and Other	—	(1)	—
Total 2017 Restructuring Program	—	(1)	3
2018 Restructuring Program:
Corporate and Other	—	—	(1)
Total 2018 Restructuring Program	—	—	(1)
2019 Restructuring Program:
Titanium Technologies	—	—	5
Thermal & Specialized Solutions	—	1	3
Advanced Performance Materials	—	2	4
Chemical Solutions	—	—	1
Corporate and Other	—	—	9
Total 2019 Restructuring Program	—	3	22
2020 Restructuring Program:
Titanium Technologies	—	3	—
Thermal & Specialized Solutions	—	1	—
Advanced Performance Materials	(1)	3	—
Chemical Solutions	—	1	—
Corporate and Other	—	5	—
Total 2020 Restructuring Program	(1)	13	—
Total restructuring charges	12	20	44
Asset-related charges:
Titanium Technologies	—	—	9
Advanced Performance Materials	—	10	—
Chemical Solutions	—	8	34
Corporate and Other	—	4	—
Total asset-related charges	—	22	43
Other charges:
Titanium Technologies	—	1	—
Advanced Performance Materials	1	—	—
Chemical Solutions	(7)	37	—
Total other charges	(6)	38	—
Total restructuring, asset-related, and other charges	$6	$80	$87

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Charges

Chemical Solutions

In connection with the construction work at the Mining Solutions facility in Gomez Palacio, Durango, Mexico, the Company had previously entered into an agreement with a third-party services provider. In 2020, the Company entered into dispute resolution with the third-party services provider, resulting in a $26 charge related to probable contract termination fees, as well as immediate recognition of $11 of other related prepaid costs for a total of $37 in Other Charges. During 2021, the Company and the third-party services provider reached an agreement to terminate the contractual relationship resulting in a payment of $26 for the aforementioned contract termination fees and, in exchange, the Company received title to approximately $22 of assets classified as construction-in-process, of which only approximately $9 were expected to be used by the Company when construction resumed. Accordingly, approximately $13 was recognized in impairment charges in 2021, offset by $22 of the liability recorded in 2020 being reversed in 2021, resulting in a net $9 gain in Other Charges. Additionally, during the year ended December 31, 2021, the Company incurred $2 of freight charges associated with transportation of the impaired assets. In December 2021, the assets at the Mining Solutions facility in Gomez Palacio, Durango, Mexico were sold as part of the Mining Solutions Transaction.

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

Chemical Solutions

In 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. Following the closure of the facility, the Company incurred decommissioning and dismantling-related charges of $2, $2, and $2 for the years ended December 31, 2021, 2020, and 2019, respectively. The Company expects to incur and spend approximately $1 related to additional restructuring charges for similar activities by the end of 2022, all of which relate to Chemical Solutions. Through December 31, 2021, the Company has incurred, in the aggregate, $42 in restructuring charges related to these activities, excluding asset-related charges.

In 2019, in an effort to improve the profitability of the Company’s Chemical Solutions segment, the Company announced plans to exit its Methylamines and Methylamides business at its Belle, West Virginia manufacturing plant, which culminated in the completed exit and sale of the business in December 2019. As a result, for the year ended December 31, 2019, the Company recorded accelerated depreciation of $34. The Company does not expect to incur additional charges related to the exit of the Methylamines and Methylamides business. Refer to “Note 4 – Acquisitions and Divestitures” for further details.

In 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business was not core to the Company’s future strategy, and production ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, during the year ended December 31, 2020, the Company recorded asset-related charges of $10, which are primarily comprised of $6 for property, plant, and equipment and other asset impairments, as well as $4 for environmental remediation liabilities to be paid over a period of approximately 16 years. The Company also recorded employee separation-related liabilities of $2. In conjunction with this decision, approximately 20 employees separated from the Company through the end of 2021 with approximately 15 additional employees separating from the Company during the first quarter of 2022. At December 31, 2021, $1 remained as an employee separation-related liability, and the remaining severance payments are expected to be made by the first quarter of 2022. Furthermore, the Company recorded decommissioning and dismantling-related charges of $12 for the year ended December 31, 2021. The future net cash outflows associated with these exit costs are not expected to be material.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Corporate and Other

In 2018, the Company began a project to demolish and remove several dormant, unused buildings at its Chambers Works site in Deepwater, New Jersey, which were assigned to Chemours in connection with its Separation from EID and never used in Chemours’ operations. For the years ended December 31, 2020 and 2019, the Company incurred $1 and $18, respectively, in additional decommissioning and dismantling-related charges associated with these efforts. Through December 31, 2021, the Company has incurred, in the aggregate, $28 in restructuring charges related to these activities. The Company does not currently expect to incur additional charges related to these activities at its Chambers Works site, and any remaining future charges and cash outflows associated with these activities are not expected to be material.

2017 Restructuring Program

In 2017, the Company announced certain restructuring activities designed to further the cost savings and productivity improvements outlined under management’s transformation plan. These activities include, among other efforts: (i) outsourcing and further centralizing certain business process activities; (ii) consolidating existing, outsourced third-party information technology (“IT”) providers; and, (iii) implementing various upgrades to the Company’s current IT infrastructure. In connection with these corporate function efforts, the Company recorded $3 in restructuring-related charges for year ended December 31, 2019.

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

The cumulative amount incurred, in the aggregate, for the Company’s 2017 Restructuring Program amounted to $61 at December 31, 2021. The Company has substantially completed all actions related to this program.

2018 Restructuring Program

In 2018, management initiated a restructuring program of the Company’s corporate functions and recorded the related estimated severance costs of $5. The Company has substantially completed all actions related to this program.

2019 Restructuring Program

In 2019, management initiated a severance program of the Company’s corporate functions and businesses, and the majority of employees separated from the Company during the fourth quarter of 2019. For the years ended December 31, 2020 and 2019, the Company recorded charges for its 2019 Restructuring Program of $3 and $22, respectively. Through December 31, 2021, the cumulative amount incurred for the Company’s 2019 Restructuring Program amounted to $25. The Company has substantially completed all actions related to this program.

2020 Restructuring Program

In 2020, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. Through December 31, 2021, the cumulative amount incurred for the Company’s 2020 Restructuring Program amounted to $12 and the Company has substantially completed all actions related to this program.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2021 and 2020.

	Chemical Solutions Site Closures	2017 Restructuring Program	2019 Restructuring Program	2020 Restructuring Program	Total
Balance at January 1, 2020	$—	$1	$14	$—	$15
Charges (credits) to income	2	(1)	3	13	17
Payments	—	—	(15)	(10)	(25)
Balance at December 31, 2020	2	—	2	3	7
Credits to income	(1)	—	—	(1)	(2)
Payments	—	—	(2)	(2)	(4)
Balance at December 31, 2021	$1	$—	$—	$—	$1

At December 31, 2021 and 2020, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 8. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Leasing, contract services, and miscellaneous income (1)	$14	$20	$51
Royalty income (2)	22	18	16
Gain on sales of assets and businesses (3)	115	8	10
Exchange gains (losses), net (4)	3	(26)	(2)
Non-operating pension and other post-retirement employee benefit income (cost) (5)	9	1	(368)
Total other income (expense), net	$163	$21	$(293)
(1)

Leasing, contract services, and miscellaneous income includes European Union fluorinated greenhouse gas quota authorization sales of $3, $3, and $41 for the years ended December 31, 2021, 2020, and 2019, respectively.

(2)	Royalty income for the years ended December 31, 2021, 2020, and 2019 is primarily from technology licensing.
(3)

For the year ended December 31, 2021, gain on sale includes a net pre-tax gain on sale of $112 associated with the sale of the Company’s Mining Solutions business of its Chemical Solutions segment which is further discussed in “Note 4 – Acquisitions and Divestitures”. For the year ended December 31, 2020, gain on sale includes a $6 gain associated with the sale of the Company’s Oakley, California site, which was contingent upon the completion of certain environmental remediation activities at the site. For the year ended December 31, 2019, gain on sale includes a non-cash gain of $9 recognized in connection with the Company’s sale of its Repauno, New Jersey site; that was previously deferred and subsequently realized after certain environmental obligations were fulfilled.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Current tax expense (benefit):
U.S. federal	$60	$4	$13
U.S. state and local	12	1	(1)
International	72	75	79
Total current tax expense	144	80	91
Deferred tax expense (benefit):
U.S. federal	(69)	(86)	(77)
U.S. state and local	(6)	(12)	(5)
International	(1)	(22)	(81)
Total deferred tax benefit	(76)	(120)	(163)
Total provision for (benefit from) income taxes	$68	$(40)	$(72)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020.

	December 31,
	2021	2020
Deferred tax assets:
Environmental and other liabilities	$162	$124
Employee related and benefit items	64	50
Other assets and accrual liabilities	101	43
Tax attribute carryforwards	91	141
Operating lease liability	56	60
Total deferred tax assets	474	418
Less: Valuation allowance	(8)	(24)
Total deferred tax assets, net	466	394
Deferred tax liabilities:
Property, plant, and equipment and intangible assets	(244)	(257)
LIFO inventories	(18)	(12)
Operating lease asset	(53)	(56)
Other liabilities	(30)	(9)
Total deferred tax liabilities	(345)	(334)
Deferred tax assets, net	$121	$60

Amounts in the table above have been reclassified for certain prior year balances. The overall impact on the table is immaterial.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021		2020		2019
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$142	21.0%	$38	21.0%	$(26)	21.0%
State income taxes, net of federal benefit	3	0.4%	(11)	(6.1)%	(7)	5.6%
Lower effective tax rate on international operations, net	(19)	(2.8)%	(34)	(19.0)%	(28)	22.7%
Foreign-derived intangible income deduction	(12)	(1.8)%	—	—%	—	—%
Goodwill	10	1.5%	—	—%	—	—%
Depletion	(7)	(1.0)%	(6)	(3.4)%	(5)	4.0%
Exchange gains	(13)	(1.9)%	—	—%	(7)	5.6%
Provision to return and other adjustments	(11)	(1.6)%	(37)	(20.6)%	(4)	3.2%
Valuation allowance	(16)	(2.4)%	13	7.3%	8	(6.5)%
Stock-based compensation	(4)	(0.6)%	—	—%	(14)	11.4%
Executive compensation limitation	3	0.4%	1	0.6%	9	(7.3)%
R&D credit	(6)	(0.9)%	(7)	(3.8)%	(6)	4.8%
Uncertain tax positions	(3)	(0.4)%	(1)	(0.5)%	7	(5.6)%
Other, net	1	0.2%	4	2.2%	1	(0.8)%
Total effective tax rate	$68	10.1%	$(40)	(22.3)%	$(72)	58.1%

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
U.S. operations (including exports)	$44	$(136)	$(375)
International operations	632	315	251
Total income (loss) before income taxes	$676	$179	$(124)

Other Matters

Management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2021 and 2020, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. At December 31, 2021, the amount of indefinitely reinvested unremitted earnings was approximately $602. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the U.S. Transition Tax, the incremental cost to repatriate earnings is expected to be primarily related to withholding taxes and is not expected to be material.

For the year ended December 31, 2021, the Company recorded $1 of valuation allowance on certain foreign tax credits. For the year ended December 31, 2020, the Company recorded $12 of valuation allowance on certain foreign subsidiary net deferred tax assets and $2 of valuation allowance on certain foreign tax credits.

In connection with the classification of assets held for sale during the third quarter of 2021 related to the sale of the Mining Solutions Business on December 1, 2021, the Company recorded an income tax benefit of $16 related to the release of a valuation allowance on the deferred tax assets of one of its Mexican subsidiaries. The Company has evaluated all available positive and negative evidence, including the impact of the sale of the Mining Solutions business, as well as the future projections of profitability for the entity post sale. As a result, the Company determined that all of its deferred tax assets related to the Mexican subsidiary are more likely than not to be realized and accordingly reversed the valuation allowance against those deferred tax assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2021, the Company’s U.S state tax losses amounted to $4, which substantially expire between 2036 and 2039. The Company has foreign net operating losses of $12, which expire between 2026 and 2031, and $8 of certain foreign tax credits, which expire between 2025 and 2031.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2015 through 2021
India	2015 through 2021
Mexico	2015 through 2021
Netherlands	2017 through 2021
Singapore	2017 through 2021
Switzerland	2018 through 2021
Taiwan	2015 through 2021
U.S.	2017 through 2021

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$7	$9	$2
Gross amounts of decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	(1)	(2)	—
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	—	1	7
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1)	(1)	—
Balance at December 31,	$5	$7	$9

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$4	$8	$9
Total amount of interest and penalties recognized in the consolidated statements of operations	(1)	1	—
Total amount of interest and penalties recognized in the consolidated balance sheets	1	1	—

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$24	$10	$2
Net charges to income tax expense	—	14	8
Release of valuation allowance	(16)	—	—
Balance at December 31,	$8	$24	$10

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to Chemours	$608	$219	$(52)
Denominator:
Weighted-average number of common shares outstanding - basic	164,943,575	164,681,827	164,816,839
Dilutive effect of the Company’s employee compensation plans (1)	3,754,864	1,664,702	—
Weighted-average number of common shares outstanding - diluted (1)	168,698,439	166,346,529	164,816,839

Basic earnings (loss) per share of common stock	$3.69	$1.33	$(0.32)
Diluted earnings (loss) per share of common stock (1)	3.60	1.32	(0.32)
(1)

In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of earnings per share as its inclusion would have an anti-dilutive effect.

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Average number of stock options	1,500,577	3,839,845	2,206,609

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2021 and 2020.

	December 31,
	2021	2020
Accounts receivable - trade, net (1)	$644	$449
VAT, GST, and other taxes (2)	41	49
Other receivables (3)	35	13
Total accounts and notes receivable, net	$720	$511
(1)

Accounts receivable - trade, net includes trade notes receivable of $17 and less than $1 and is net of allowances for doubtful accounts of $5 and $7 at December 31, 2021 and 2020, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)	Other receivables consist of derivative instruments, advances and other deposits.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $2, $3 and less than $1 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2021 and 2020.

	December 31,
	2021	2020
Finished products	$704	$579
Semi-finished products	192	180
Raw materials, stores, and supplies	475	433
Inventories before LIFO adjustment	1,371	1,192
Less: Adjustment of inventories to LIFO basis	(272)	(253)
Total inventories	$1,099	$939

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $650 and $585 (or 47% and 49%, respectively) of inventories before the LIFO adjustments at December 31, 2021 and 2020, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

During 2021, inventory reductions in the Company’s Titanium Technologies segment resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. During the year ended December 31, 2021, the benefit to net income (loss) attributable to Chemours from the liquidation of LIFO inventory was $8 or $0.05 on basic earnings (loss) per share of common stock.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2021 and 2020.

	December 31,
	2021	2020
Equipment	$7,559	$7,816
Buildings	1,168	1,198
Construction-in-progress	361	421
Land	108	111
Mineral rights	36	36
Property, plant, and equipment	9,232	9,582
Less: Accumulated depreciation	(6,078)	(6,108)
Total property, plant, and equipment, net	$3,154	$3,474

Property, plant, and equipment, net included gross assets under finance leases of $95 and $86 at December 31, 2021 and 2020, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $5, $4, and $10 for the years ended December 31, 2021, 2020, and 2019, respectively.

Depreciation expense amounted to $309, $313, and $304 for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 14. Leases

The Company leases certain office space, laboratory space, equipment, railcars, tanks, barges, tow boats, and warehouses. Lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 25 years. Some leases of equipment contain immaterial amounts of residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2021 and 2020.

		December 31,
	Balance Sheet Location	2021	2020
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$227	$236
Finance lease assets	Property, plant, and equipment, net (Note 13)	69	69
Total lease assets		$296	$305

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$59	$57
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	12	7
Total current lease liabilities		71	64
Non-current:
Operating lease liabilities	Operating lease liabilities	179	194
Finance lease liabilities	Long-term debt, net (Note 20)	60	67
Total non-current lease liabilities		239	261
Total lease liabilities		$310	$325

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$66	$88	$99
Short-term lease cost	7	5	5
Variable lease cost	21	20	16

Finance lease cost:
Amortization of lease assets	12	8	5
Interest on lease liabilities	4	4	2
Total lease cost	$110	$125	$127

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$91	$101
Operating cash flows from finance leases	4	4	2
Financing cash flows from finance leases	10	6	3

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$45	$23	$48
Leased assets obtained in exchange for new finance lease liabilities	14	19	62

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2021 and 2020.

	December 31,
	2021	2020
Weighted-average remaining lease term (years):
Operating leases	11.0	8.6
Finance leases	6.3	7.9

Weighted-average discount rate:
Operating leases	5.30%	5.00%
Finance leases	4.80%	5.40%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2022	$61	$14	$75
2023	46	14	60
2024	37	13	50
2025	29	13	42
2026	25	13	38
Thereafter	93	19	112
Total lease payments	291	86	377
Less: Imputed interest	(53)	(14)	(67)
Present value of lease liabilities	$238	$72	$310

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility located in the Science, Technology, and Advanced Research campus of the University of Delaware (“UD”) in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2021 and 2020, a financing obligation of $93 and $94, respectively, and property, plant, and equipment of $88 and $92, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2022	$6
2023	7
2024	7
2025	7
2026	7
Thereafter	147
Total payments	$181

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2021 and 2020.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions	Total
Balance at January 1, 2020	$13	$33	$56	$51	$153
Balance at December 31, 2020	13	33	56	51	153
Divestitures	—	—	—	(51)	(51)
Balance at December 31, 2021	$13	$33	$56	$—	$102

Chemours consists of four operating segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions. In 2020, the Company’s reporting units were consistent with its operating segments, with the exception of the Chemical Solutions segment, which was comprised of the Mining Solutions and Performance Chemicals and Intermediates reporting units. In 2021, following the Mining Solutions Transaction, the Company’s reporting units are consistent with its operating segments. For the year ended December 31, 2020 the Company did not have any adjustments to or transfers of its goodwill balances. For the year ended December 31, 2021, $51 of goodwill was allocated to the disposal group in determining the gain on sale of the Mining Solutions business. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2021 and 2020, the dates of Chemours’ annual goodwill assessment. No goodwill impairments were recorded for the years ended December 31, 2021 and 2020, as the fair values of the Company’s reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2021 and 2020.

The total accumulated impairment losses included in the Company’s goodwill balance at December 31, 2021 and 2020 amounted to $4.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer lists	$2	$(2)	$—	$9	$(9)	$—
Customer relationships	22	(16)	6	22	(12)	10
Patents	19	(19)	—	19	(19)	—
Purchased trademarks	—	—	—	5	(3)	2
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other (1)	10	(10)	—	10	(8)	2
Total other intangible assets	$56	$(50)	$6	$68	$(54)	$14
(1)

Represents non-cash favorable supply contracts acquired in connection with the sale of the Sulfur business in 2016 based on the present value of the difference between their contractual cash flows and estimated cash flows had the contracts been executed at a determinable market price. These contract intangibles were amortized to cost of goods sold over the remaining life of the supply contracts through 2021.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $8, $7, and $ 7 for the years ended December 31, 2021, 2020, and 2019, respectively. The estimated aggregate pre-tax amortization expense for 2022 and 2023 is $5 and $1. No pre-tax amortization expense is estimated for 2024, 2025, and 2026.   Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging from five to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2021 and 2020.

		December 31, 2021		December 31, 2020
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$98	50.0%	$104	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	33	50.0%	32	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	38	10.0%	31	10.0%
		$169		$167

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$167	$162	$160
Equity in earnings of affiliates	43	23	29
Dividends	(30)	(25)	(28)
Currency translation and other	(11)	7	1
Balance at December 31,	$169	$167	$162

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2021, 2020, and 2019, net sales to the Company’s equity method investees amounted to $144, $98, and $135, respectively, and purchases from the Company’s equity method investees amounted to $180, $133, and $249, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2021 and 2020.

	December 31,
	2021	2020
Capitalized repair and maintenance costs	$195	$198
Pension assets (1)	55	79
Deferred income taxes	171	95
Miscellaneous	26	33
Total other assets	$447	$405
(1)	Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2021 and 2020.

	December 31,
	2021	2020
Trade payables	$1,141	$820
VAT and other payables	21	24
Total accounts payable	$1,162	$844

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2021 and 2020.

	December 31,
	2021	2020
Employee separation costs	$2	$7
Accrued litigation (1)	36	37
Asset retirement obligations (1)	14	13
Income taxes	43	64
Customer rebates	83	69
Deferred revenue	3	7
Accrued interest	17	18
Operating lease liabilities (2)	59	57
Miscellaneous (3)	68	103
Total other accrued liabilities	$325	$375
(1)	Represents the current portions of accrued litigation and asset retirement obligations, which are discussed further in “Note 22 – Commitments and Contingent Liabilities”.
(2)	Represents the current portion of operating lease liabilities, which are discussed further in “Note 14 – Leases”.
(3)	Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2021 and 2020.

	December 31,
	2021	2020
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$776	$875
Tranche B-2 euro term loan due April 2025 (€337 at December 31, 2021 and €340 at December 31, 2020)	381	417
Senior unsecured notes:
7.000% due May 2025	—	750
4.000% due May 2026 (€450 at December 31, 2021 and 2020)	510	551
5.375% due May 2027	500	500
5.750% due November 2028	800	800
4.625% due November 2029	650	—
Finance lease liabilities	72	74
Financing obligation (1)	93	94
Total debt principal	3,782	4,061
Less: Unamortized issue discounts	(5)	(7)
Less: Unamortized debt issuance costs	(28)	(28)
Less: Short-term and current maturities of long-term debt	(25)	(21)
Total long-term debt, net	$3,724	$4,005
(1)

At December 31, 2021 and 2020, financing obligation includes $93 and $94, respectively, in connection with the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.

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

At December 31, 2021, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 1.9% and 2.5%, respectively.

For the years ended December 31, 2021, 2020, and 2019, the Company made term loan repayments of $13 on its Term Loans. During 2021, the Company repurchased through open market transactions, an aggregate principal amount of $37 and made an optional prepayment of $54 on its senior secured term loans.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The proceeds of any loans made under the Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions, as defined in the Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. At December 31, 2021, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

On April 8, 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility; the borrowings were subsequently repaid during the third quarter of 2020. In the second quarter of 2019, the Company drew $150 under its Revolving Credit Facility for general corporate purposes; the borrowings were subsequently repaid during the third quarter of 2019. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2021 and 2020. Chemours also had $107 and $102 in letters of credit issued and outstanding under the Revolving Credit Facility at December 31, 2021 and 2020, respectively.

Under the Credit Agreement, solely with respect to the Revolving Credit Facility, the Company is required to maintain a senior secured net leverage ratio not to exceed 2.00 to 1.00 in each quarter, through the date of maturity. In addition, the Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The Credit Agreement also contains customary representations and warranties and events of default. The Company was in compliance with its debt covenants at December 31, 2021 and 2020.

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

Senior Unsecured Notes

Senior Unsecured Notes Due May 2025

On May 12, 2015, Chemours issued an aggregate principal amount of $2,503 in senior unsecured notes consisting of an aggregate principal amount of $1,350 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”), an aggregate principal amount of €360 6.125% senior unsecured notes due May 2023, denominated in euros (the “2023 Euro Notes”), and an aggregate principal amount of $750 7.000% senior unsecured notes due May 2025, denominated in U.S dollars (the “2025 Notes”) (collectively, the “Original Notes”). The Original Notes required payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The proceeds from the Original Notes were issued to fund a cash distribution to EID in connection with the Separation. The Company purchased or redeemed, as applicable, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes during the year ended December 31, 2018. The Company purchased or redeemed, as applicable, the remaining $908 aggregate principal amount of the 2023 Dollar Notes during the year ended December 31, 2020. The Company purchased or redeemed, as applicable, the $750 aggregate principal amount of the 2025 Notes during the year ended December 31, 2021.

Senior Unsecured Notes Due May 2027

On May 23, 2017, the Company issued a $500 aggregate principal amount of 5.375% senior unsecured notes due May 2027 (the “2027 Notes”). The 2027 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $489, net of an original issue discount of $5 and underwriting fees and other related expenses of $6, which are deferred and amortized to interest expense using the effective interest method over the term of the 2027 Notes. A portion of the net proceeds from the 2027 Notes was used to pay the $335 of the First MDL Settlement, as discussed in “Note 22 – Commitments and Contingent Liabilities”. The remaining proceeds from the 2027 Notes were available for general corporate purposes.

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

Senior Unsecured Notes Due May 2026

On June 6, 2018, the Company issued an aggregate principal amount of €450 4.000% senior unsecured notes due May 2026, denominated in euros (the “2026 Euro Notes”). The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received net proceeds of €445, which, together with cash on hand, were used to purchase or redeem, as the case may be, all of the outstanding 2023 Euro Notes and a $250 aggregate principal amount of the 2023 Dollar Notes pursuant to a tender offer and the redemption of the 2023 Euro Notes, as well as pay for any fees and expenses in connection therewith. In connection with the concurrent redemption of the 2023 Euro Notes and issuance of the 2026 Euro Notes, the Company incurred a loss on extinguishment of $35 for the year ended December 31, 2018.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes Due November 2029

On August 18, 2021, the Company issued a $650 aggregate principal amount of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”) in an offering that was exempt from the registration requirements of the Securities Act. The 2029 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $642, net of underwriting fees and other related expenses of $8, which are deferred and amortized to interest expense using the effective interest method over the term of the 2029 Notes. The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the remaining $750 aggregate principal of the 2025 Notes. In connection with the purchase and redemption of the 2025 Notes, the Company incurred a loss on extinguishment of $20 for the year ended December 31, 2021.

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

On March 5, 2021, the Company, through the SPE, entered into an amendment (the “First Amendment”) to its Amended Purchase Agreement (together with the First Amendment, the “Purchase Agreement”) to, among other things, extend the term of the Purchase Agreement, such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2023 or another event that constitutes a “Termination Date” under the Purchase Agreement. The First Amendment also increases the facility limit under the arrangement from $125 to $150.

On November 24, 2021, the Company, through the SPE, entered into an amendment (the “Second Amendment”) to its Purchase Agreement to, among other things, extend the term of the Purchase Agreement, such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2024 or another event that constitutes a “Termination Date” under the Purchase Agreement. As of December 31, 2021, the Securitization Facility is fully utilized.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. For the years ended December 31, 2021 and 2020, the Company received $1,364 and $932, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $1,389 and $932, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $76 and $33 at December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company incurred $3 and $2, respectively, of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

In 2020, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company’s annual insurance premiums for $16, and subsequently repaid in full for the year ended December 31, 2020. In 2019, the Company entered into a similar financing arrangement for $11, of which $5 was repaid during the year ended December 31, 2019 and the remainder in 2020.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year commencing on the year ended December 31, 2019, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2021.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

2022	$13
2023	13
2024	13
2025	1,118
2026	510
Thereafter	1,950
Total principal maturities on debt	$3,617

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$776	$769	$875	$862
Tranche B-2 euro term loan due April 2025 (€337 at December 31, 2021 and €340 at December 31, 2020)	381	378	417	413
Senior unsecured notes:
7.000% due May 2025	—	—	750	774
4.000% due May 2026 (€450 at December 31, 2021 and 2020)	510	518	551	551
5.375% due May 2027	500	538	500	536
5.750% due November 2028	800	846	800	821
4.625% due November 2029	650	645	—	—
Total senior debt principal	3,617	$3,694	3,893	$3,957
Less: Unamortized issue discounts	(5)		(7)
Less: Unamortized debt issuance costs	(28)		(28)
Total senior debt, net	$3,584		$3,858

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2021 and 2020.

	December 31,
	2021	2020
Employee-related costs (1)	$94	$108
Accrued litigation (2)	50	51
Asset retirement obligations (2)	62	63
Deferred revenue	2	5
Miscellaneous (3)	61	68
Total other liabilities	$269	$295
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portions of accrued litigation and asset retirement obligations, which are discussed further in “Note 22 – Commitments and Contingent Liabilities”.
(3)	Miscellaneous primarily includes an accrued workers compensation indemnification liability of $32 and $37 at December 31, 2021 and 2020, respectively.

Note 22. Commitments and Contingent Liabilities

Asset Retirement Obligations

Chemours has recorded asset retirement obligations, which are primarily inclusive of costs related to closure, reclamation, and removal for mining operations relative to the extraction of titanium ore and other saleable minerals in the Titanium Technologies segment; and, cap, cover, and post-closure maintenance of landfills in all segments.

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
Balance at January 1,	$76	$76	$66
Obligations incurred or acquired	—	12	5
Increase (decrease) in estimated cash outflows	1	(14)	4
Accretion expense	2	4	4
Settlements and payments	(3)	(2)	(3)
Balance at December 31,	$76	$76	$76

Current portion	$14	$13	$7
Non-current portion	62	63	69

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

The Company accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Legal costs such as outside counsel fees and expenses are recognized in the period in which the expense was incurred. Management believes the Company’s litigation accruals are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at December 31, 2021 and 2020.

	December 31,
	2021	2020
Asbestos	$33	$34
PFOA (1)	23	50
All other matters (2)	30	4
Total accrued litigation	$86	$88
(1)	At December 31, 2020, PFOA includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio, which was paid in 2021.
(2)

At December 31, 2021, all other matters includes $25, which was paid in January 2022, associated with the Company’s portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 22 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2021 and 2020.

		December 31,
	Balance Sheet Location	2021	2020
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 19)	$36	$37
Long-term accrued litigation	Other liabilities (Note 21)	50	51
Total accrued litigation		$86	$88
(1)

At December 31, 2021, current accrued litigation includes $25, which was paid in January 2022, associated with the Company’s portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID, and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. For information regarding this matter, refer to “PFAS” within this “Note 22 – Commitments and Contingent Liabilities”. At December 31, 2020, current accrued litigation includes $29 associated with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio, which was paid in 2021.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Memorandum of Understanding (the “MOU”) with DuPont, Corteva and EID

In January 2021, Chemours, DuPont, Corteva, and EID, a subsidiary of Corteva, entered into a binding MOU, reflecting the parties’ agreement to share potential future legacy liabilities relating to per- and polyfluoroalkyl substances (“PFAS”) arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4,000; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). As defined in the MOU, Qualified Spend includes:

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the year ended December 31, 2021, the Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $100, half of which is subject to recovery from DuPont and Corteva. During the year ended December 31, 2021, the Company received $36 of recovery from DuPont and Corteva.

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

In order to support and manage the payments for potential future PFAS liabilities, the parties have also agreed to establish an escrow account. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into an escrow account in September 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2021. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At December 31, 2021 and 2020, there were approximately 1,000 and 1,100 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At December 31, 2021 and 2020, Chemours had accruals of $33 and $34 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2021 and 2020, there were 19 and 17 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

PFOA

Chemours does not, and has never, used “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a polymer processing aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

At December 31, 2021 and 2020, Chemours maintained accruals of $23 and $21, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through December 31, 2021, approximately $1.7 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and $23 and $21 was accrued for these matters at December 31, 2021 and 2020, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e., “Indemnifiable Losses”, as defined in the Separation Agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs. For more information on this matter refer to “Memorandum of Understanding (the “MOU”) with Dupont, Corteva and EID” within this “Note 22 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 then filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs were resolved for approximately $83 (the “Second MDL Settlement”). Chemours contributed approximately $29, and DuPont and Corteva each contributed approximately $27 to the Second MDL Settlement which were paid during the year ended December 31, 2021.

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

Chemours has responded to letters and inquiries from governmental law enforcement entities regarding PFAS, including in January 2020, a letter informing it that the U.S. Department of Justice, Consumer Protection Branch, and the United States Attorney’s Office for the Eastern District of Pennsylvania are considering whether to open a criminal investigation under the Federal Food, Drug, and Cosmetic Act and asking that it retain its documents regarding PFAS and food contact applications. In July 2020, Chemours received a grand jury subpoena for documents. The Company is presently unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies. The Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at Fayetteville, refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 22 – Commitments and Contingent Liabilities”.

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 2,000 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

In New York, four individuals filed a lawsuit against numerous defendants including Chemours. The lawsuit alleges personal injury resulting from exposure to AFFF in Long Island drinking water and violation of New York Uniform Fraudulent Conveyance Act. Plaintiffs seek compensatory and punitive damages and medical monitoring.

In Texas, a lawsuit was filed against numerous defendants including Chemours, DuPont and Corteva. The lawsuit alleges personal injury from occupational exposure to AFFF. Plaintiffs seek compensatory and punitive damages.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska and Pennsylvania have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources. The lawsuits include counts for fraudulent transfer.

Chemours has engaged with the State of Delaware regarding potential similar causes of action for PFAS and other contaminants. On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. At this time, the Company has concluded the probability of loss as to any supplemental payment(s) under the settlement agreement to be remote.

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. Furthermore, 13 Long Island water suppliers have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and PFOS contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

In New York and New Jersey, lawsuits were filed by Suez Water against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022.

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include eight lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. In addition, six lawsuits were filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Furthermore, four additional lawsuits were filed with similar allegations of personal injury. Plaintiffs seek certain damages including putative damages.

In Georgia and Alabama lawsuits were filed against numerous carpet manufacturers and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama and a matter filed by the City of Rome, Georgia alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. Additionally, a putative class action was filed on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources.

In Ohio, a putative class action was filed against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In California, several lawsuits were filed in state court against several defendants, including EID and Chemours. The lawsuits include matters filed by Golden State Water Company, 11 southern California public water systems, the City of Corona, California and the Corona Utility Authority that allege manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. An additional matter was filed by the Atascadero Mutual Water Company in San Luis Obispo County, California alleging damages to drinking water supply from PFAS releases, including PFOA and PFOS, into the environment. The Golden State Water Company matter was dismissed on defendants’ motion regarding jurisdiction grounds.

In Delaware, a putative class action was filed against two electroplating companies, 3M and EID, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. Although initially named in the lawsuit, Chemours was subsequently dismissed. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages.

In West Virginia, a lawsuit was filed by the Weirton Area Water Board and City of Weirton, West Virginia, against several defendants including EID and Chemours alleging PFAS, PFOA and PFOS contamination through releases from the manufacture, sale, and use of PFAS and from facilities owned by AccelorMittal. The matter was transferred to the AFFF MDL in January 2021.

In Maine, the owners of a dairy farm filed a lawsuit against several defendants including EID and Chemours alleging that their dairy farm was contaminated by PFAS, including perfluorooctanesulfonic acid (“PFOS”) and PFOA present in treated municipal sewer sludge used in agricultural spreading applications on their farm. This lawsuit has since been dismissed.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021. At this time, management believes that a loss related to this matter is remote.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the West Virginia Department of Environmental Protection (“WV DEP”). In connection with actions being taken by Chemours to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, Chemours submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, NJ DEP issued two Directives and filed four lawsuits against Chemours and other defendants. The Directives are: (i) a state-wide PFAS Directive issued to EID, DowDuPont, DuPont Specialty Products USA (“DuPont SP USA”), Solvay S.A., 3M, and Chemours seeking a meeting to discuss future costs for PFAS-related costs incurred by NJ DEP and establishing a funding source for such costs by the Directive recipients, and information relating to historic and current use of certain PFAS compounds; and, (ii) a Pompton Lakes Natural Resources Damages (“NRD”) Directive to EID and Chemours demanding $0.1 to cover the cost of preparation of a natural resource damage assessment plan and access to related documents.

The lawsuits filed in New Jersey state courts by NJ DEP are: (i) in Salem County, against EID, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, the Water Pollution Control Act (“WPCA”), the Industrial Site Recovery Act (“ISRA”), and common law regarding past and present operations at Chambers Works, a site assigned to Chemours at Separation; (ii) in Middlesex County, against EID, DuPont SP USA, 3M, and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, ISRA, WPCA, and common law regarding past and present operations at Parlin, an EID owned site; (iii) in Gloucester County, against EID and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Repauno, a non-operating remediation site assigned to Chemours at Separation which has been sold; and, (iv) in Passaic County, against EID and Chemours primarily alleging clean-up and removal costs and damages and natural resource damages under the Spill Act, WPCA, and common law regarding past operations at Pompton Lakes, a non-operating remediation site assigned to Chemours at Separation. The alleged pollutants listed in the Salem County and Middlesex County matters above include PFAS. Each lawsuit also alleges fraudulent transfer.

In August 2020, a Second Amended Complaint was filed in each matter, adding fraudulent transfer and other claims against DuPont SP USA, Corteva, Inc., and DuPont. For the Salem County matter, NJ DEP added claims relating to failure to comply with state directives, including the state-wide PFAS Directive.

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. Chemours is evaluating the motion and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 22 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

EID requested that Chemours defend and indemnify it in these matters. Chemours has accepted the indemnity and defense of EID while reserving rights and declining EID’s demand as to matters involving other EID entities, as well as ISRA and fraudulent transfer, subject to the terms of the MOU.

PFOA and PFAS Summary

With the exception of the matters noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses, which could be material, are not estimable at this time due to various reasons, including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against EID by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. In one of the six lawsuits, pursuant to a March 2021 court decision, there are no current pending claims against EID or Chemours. In four of the other lawsuits, pursuant to August 2021 and September 2021 court decisions, the court granted defendants’ motion to dismiss and plaintiffs have filed motions for leave to file amended complaints. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

Commencing in July 2020, follow-on derivative lawsuits were filed by individual shareholders in Delaware courts against Chemours, its directors, and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims. On November 1, 2021, those derivative lawsuits filed in the Delaware Court of Chancery were dismissed in their entirety and the matter is now closed.

Management believes that it is not possible at this time to reasonably assess the outcome of the federal court litigation or to estimate the loss or range of loss, if any, as the matters are in the early stages with significant issues to be resolved. The Company believes that it has applicable insurance, and coverage has been accepted by the primary insurance carrier with a reservation of rights for the putative class action matter. If the Company were not to prevail in the litigations and were to fail to secure insurance coverage or ample insurance coverage, the impact could be material to the Company’s results of operations, financial position, and cash flows.

Mining Solutions Facility Construction Stoppage

The Company had a Mining Solutions facility in Gomez Palacio, Durango, Mexico, which was under construction and included in the Mining Solutions Transaction. As of December 31, 2021, all assets at the Mining Solutions facility in Gomez Palacio, Durango, Mexico have transferred ownership as part of the Mining Solutions Transaction which is further discussed in “Note 4 – Acquisitions and Divestitures”. Additionally, all pending litigation was contractually transferred, pending assignment of those cases before the court. The Company is not required to indemnify costs associated with any future litigation matters.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with EID, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require Chemours to undertake certain investigative, remediation, and restoration activities at sites where ownership was transferred to Chemours under the Separation-related agreements or at sites where EID-generated waste was disposed before the 2015 separation. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

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

The following table sets forth the Company’s environmental remediation liabilities at December 31, 2021 and 2020 for the four sites that are deemed the most significant, together with the aggregate liabilities of the 69 other sites.

	December 31,
	2021	2020
Chambers Works, Deepwater, New Jersey (1)	$27	$20
Fayetteville Works, Fayetteville, North Carolina (2)	359	194
Pompton Lakes, New Jersey	42	42
USS Lead, East Chicago, Indiana (3)	24	12
All other sites	110	122
Total environmental remediation	$562	$390
(1)

In connection with ongoing discussions with EPA and NJ DEP relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site, in 2021, the Company recorded an adjustment of $7 related to the remediation estimate associated with certain areas of the site relating to historic industrial activity as well as ongoing remedial programs.

(2)	For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 22 – Commitments and Contingent Liabilities”.
(3)

The Company recorded $9 to resolve the claims asserted by EPA related to past indirect costs associated with the 2012 Record of Decision (“ROD”), as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at December 31, 2021 and 2020.

	December 31,
	2021	2020
Current environmental remediation	$173	$95
Long-term environmental remediation	389	295
Total environmental remediation	$562	$390

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, although deemed remote, the potential liability may range up to approximately $660 above the amount accrued at December 31, 2021.

For the years ended December 31, 2021, 2020, and 2019, Chemours incurred environmental remediation expenses of $269, $71, and $200, respectively.

On October 18, 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. On October 25, 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, EPA indicated they plan to develop non-regulatory drinking water health advisories for certain PFAS compounds that have final EPA toxicity assessments, including GenX compounds in the Spring of 2022. The Company is currently evaluating the impact of EPA’s final toxicity assessment, including new data and analysis utilized by the agency, and has met with the agency to discuss process-related and technical concerns about the assessment. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential drinking water health advisories or other actions. The environmental remediation liabilities recorded for Fayetteville and certain other sites, such as Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of December 31, 2021 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet higher drinking water standards.

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

While the Company believes that discharges from Fayetteville to the Cape Fear River, site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities including EPA.

Consent Order with North Carolina Department of Environmental Quality (“NC DEQ”)

In September 2017, NC DEQ issued a 60-day notice of intent to suspend the NPDES permit for Fayetteville, and the State of North Carolina filed an action in North Carolina state court regarding site discharges, seeking a temporary restraining order and preliminary injunction, as well as other relief, including abatement and site correction. The state court entered a partial consent order resolving NC DEQ’s motion for a temporary restraining order.

In November 2017, NC DEQ informed the Company that it was suspending the NPDES permit for Fayetteville. The Company thereafter commenced the capture and separate disposal of all process wastewater from Fayetteville related to the Company’s own operations.

In June 2018, the North Carolina Legislature enacted legislation (i) granting the governor the authority, in certain circumstances, to require a facility with unauthorized PFAS discharges to cease operations, and (ii) granting the governor the authority, in certain circumstances, to direct NC DEQ secretary to order a PFAS discharger to establish permanent replacement water supplies for parties whose water was contaminated by the discharge.

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

In February 2019, the North Carolina Superior Court for Bladen County approved a Consent Order (“CO”) between NC DEQ, CFRW, and the Company, resolving the State’s and CFRW’s lawsuits and other matters (including Notices of Violation (“NOVs”) issued by the State). Under the terms of the CO, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and agreed to certain compliance measures (with stipulated penalties for failures to do so), including the following:

•	Install a thermal oxidizer (“TO”) to control all PFAS in process streams from certain processes at Fayetteville at an efficiency of 99.99%;
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2021 and 2020.

	December 31,
	2021	2020
On-site remediation	$289	$140
Off-site groundwater remediation	70	54
Total Fayetteville environmental remediation	$359	$194

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2021 and 2020.

	December 31,
	2021	2020
Current environmental remediation	$114	$39
Long-term environmental remediation	245	155
Total Fayetteville environmental remediation	$359	$194

Emissions to air

Fayetteville operates multiple permitted air discharge stacks, blowers, and vents as part of its manufacturing activities. A TO became fully operational at the site on December 27, 2019, and Chemours switched to the permitted operating scenario for the TO on December 31, 2019 as set forth in the CO. The TO is designed to reduce aerial PFAS emissions from Fayetteville, and testing results showed that the TO is controlling PFAS emissions at an average efficiency exceeding 99.999%. Testing was conducted by Chemours and monitored by the North Carolina Division of Air Quality (“NC DAQ”). The cost related to the installation of the TO were capitalized in accordance with the Company’s policy.

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested above the state provisional health goal of 140 parts per trillion (“ppt”) for GenX may be eligible for public water or a whole building filtration system. Qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for GenX or other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires.

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

At December 31, 2021 and 2020, the Company had $59 and $54 accrued, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates. It is currently estimated that $59 of disbursements related to off-site replacement drinking water supplies and toxicity studies will be made over approximately 20 years.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

On November 3, 2021, NC DEQ notified Chemours of the potential need to revise its off-site drinking water program under the CO in light of EPA’s recently published final toxicity assessment for GenX compounds and plan to develop a drinking water health advisory in the Spring of 2022. As discussed above, the Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential EPA drinking water health advisories.

Also on November 3, 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit, within 90 days of receipt of the notice (due February 1, 2022), for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. The Company submitted its response on February 1, 2022, and accordingly, for the year ended December 31, 2021, the Company recorded $11 for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any.

Management’s estimate of the ultimate liability for this matter is dependent upon obtaining additional information, including, but not limited to, those items identified above. Given the level of uncertainties noted above, the Company is not able to provide a reasonable high-end estimate beyond the $11 accrued at December 31, 2021. The ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County on October 12, 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Following issuance of an NPDES permit by NC DEQ on September 18, 2020, the Company began operation of a capture and treatment system from the site’s old outfall channel on September 30, 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. On January 26, 2021, the Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. An incremental $64 was accrued in 2021, representing approximately $3 per year for 20 years of estimated operation of the system, primarily related to the probable enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the second quarter of 2022.

In 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for the Company’s major construction projects are typically reviewed at 30, 60 and 90% complete. In June 2021, the Company reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville. Following the completion of the 30% design, the Company recorded $109 of additional accrual as further discussed below.

The current planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River as compared to the initial, conceptual design that was prepared in support of the CAP submission to NC DEQ on December 31, 2019, which addressed groundwater only. The CAP submission unit cost estimate was the principal basis of unit costs for the Company’s liability estimates through March 31, 2021. It was determined, based upon the 30% design information completed during the second quarter of 2021, that there was significantly increased construction complexity and related vendor and other design costs to be incurred. For example, the steep slope of the revised construction site results in the depth of the wall increasing from the original estimates of approximately 65 feet to approximately 85 feet below ground along most of its length. Construction of approximately 64 pumping wells, a more than 50% increase from the conceptual design, are expected to be required to extract groundwater for treatment based on studies of groundwater flows that were completed in May 2021. The wells will also need to be drilled deeper into the ground based on the revised location. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides, will now be required for large, heavy construction equipment to access the barrier wall location safely. The estimated cost for construction as a result of these changes is based on third-party contractor estimates provided in late May 2021. Together, all these modifications to the design resulted in an additional $49 accrual for construction of the barrier wall in 2021.

In addition, the volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hours period per the Addendum) intercepted for treatment is estimated to be up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling completed in the second quarter of 2021. Until the pre-design investigation and groundwater modeling was complete, the volume of water captured for treatment was estimated to be approximately 1,200 gpm, and the pretreatment requirements to remove dissolved solids had not been determined. Hence, the Company determined in 2021 that construction of a larger treatment plant than previously considered in the conceptual design and previous cost estimates was required. Consistent with prior periods, the Company accrued 20 years of ongoing monitoring and maintenance for Fayetteville environmental remediation systems based on the CO and Addendum. The revised estimate to process higher volumes of groundwater than originally contemplated resulted in an additional accrual (change in estimate) of $60 in 2021 related to estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies, principally carbon and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

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

Pre-construction site preparation activities are in progress and construction of the water treatment facility is expected to commence in 2022. Construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023. At December 31, 2021, several significant uncertainties remain, principally related to the resolution of comments received from NC DEQ on the 60% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. Accordingly, the Company has increased the upper range of its cost estimates for the barrier wall and groundwater OM&M from $111 at December 31, 2020 to $305 at December 31, 2021, of which $170 is accrued. The Company has not accrued for the incremental costs in the upper range, including the extension of the barrier wall. While the Company believes that extension of the barrier wall along Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum, an estimate of the cost for the barrier wall extension was included in the upper range of the cost estimate of approximately $30.

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Pending resolution of NC DEQ comments on the 60% design, the engineering design is expected to be approximately 90% complete in the first quarter of 2022, which will form the basis of a submission for the approval by NC DEQ which is required to be submitted by the Company as provided by the Addendum. Per the Addendum, NC DEQ shall use best efforts to complete its review and notify the Company whether the design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond the Company’s control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, subject to extensions provided above, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $289 and $140 at December 31, 2021 and 2020, respectively, related to the estimated cost of on-site remediation, which is within the existing estimated range of potential outcomes, based on current potential remedial options, and projected to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs. Accordingly, as discussed above, during 2021, the Company revised, in accordance with ASC 250 – Accounting Changes and Error Corrections, its estimated liability to comply with the CO and Addendum. In accordance with ASC 410 – Asset Retirement and Environmental Obligations, these amounts were recorded as a component of cost of goods sold as the Company only capitalizes environmental costs if the costs extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of December 31, 2021, management does not believe that a loss is probable.

In June 2020, the Company received an NOV from NC DEQ, alleging violations of the North Carolina Solid Waste Generator Requirements in connection with clearing land and yard waste materials to a landfill during construction of the water treatment plant required for remediation under the CO. The Company responded that it did not commit a violation and had addressed any concerns prior to issuance of the NOV. In March 2021, the Company received a compliance order associated with the June 2020 NOV. The NOV has been resolved and the matter is now closed.

In August 2021, the Company received a NOV from NC DEQ alleging violations of the facility’s Title V air permit for failure to reduce facility-wide annual emissions of GenX compounds and failure to properly operate and maintain a carbon absorber unit. The Company provided a response to the NOV in September 2021. In October 2021, the Company received two civil penalty assessments totaling $0.3 associated with the NOV. In November 2021, the Company appealed the civil penalty assessments in North Carolina’s Office of Administrative Hearings and a hearing in the matter is scheduled in May 2022.

In 2019, civil actions were filed against EID and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,300 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or EID concerning the discharges.

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

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions Business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed 15% of the purchase price and will expire on December 1, 2026. No liabilities have been recorded at December 31, 2021 with respect to this indemnification.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 23. Equity

2018 Share Repurchase Program

On August 1, 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchases activity (the “2018 Share Repurchase Program”). On February 13, 2019, the Company’s board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2018 Share Repurchase Program became effective on August 1, 2018 and was originally scheduled to continue through the earlier of its expiration on December 31, 2020 or the completion of repurchases up to the approved amount. On December 8, 2020, the Company’s board of directors approved the extension of the 2018 Share Repurchase Program through December 31, 2022. The program may be suspended or discontinued at any time. All common shares purchased under the 2018 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Total number of shares purchased	5,533,746	—	8,895,142
Total amount for shares purchased	$177	$—	$322
Average price paid per share	$31.99	$—	$36.24

Through December 31, 2021, under the 2018 Share Repurchase Program, the Company purchased a cumulative 20,779,745 shares of Chemours’ issued and outstanding common stock, which amounted to $749 at an average share price of $36.05 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2018 Share Repurchase Program at December 31, 2021 was $251.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 24. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $34, $16, and $19 for the years ended December 31, 2021, 2020, and 2019, respectively.

In 2017, Chemours’ stockholders approved Chemours’ Equity and Incentive Plan (the “Equity Plan”), which provides for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, RSUs, and PSUs, with 19,000,000 shares reserved for issuance. The Equity Plan replaced the Company’s prior plan adopted at Separation (the “Prior Plan”). As a result, no further grants will be made under the Prior Plan.

On April 28, 2021, Chemours’ stockholders approved an amendment and restatement of the Equity Plan to increase the number of shares of the Company’s common stock reserved for issuance by 3,050,000 shares.

Following the amendment and restatement of the Equity Plan, a total of 22,050,000 shares of the Company’s common stock may be subject to awards granted under the Equity Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. The underlying share awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the Equity Plan. At December 31, 2021, approximately 11,800,000 shares of the Equity Plan reserve are available for grants.

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually.

Stock Options

During the years ended December 31, 2021, 2020, and 2019, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.91%	0.94%	2.53%
Expected term (years)	6.00	6.00	6.00
Volatility	63.85%	53.18%	48.05%
Dividend yield	4.16%	6.93%	2.81%
Fair value per stock option	$9.78	$3.74	$13.66

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2021, 2020, and 2019.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2018	5,970	$18.45	4.80	$72,108
Granted	836	36.48
Exercised	(590)	14.56
Forfeited	(110)	39.06
Expired	(50)	22.12
Outstanding, December 31, 2019	6,056	$20.92	4.71	$19,087
Granted	2,778	14.42
Exercised	(1,124)	14.23
Forfeited	(186)	23.84
Expired	(165)	29.99
Outstanding, December 31, 2020	7,359	$19.21	6.21	$63,894
Granted	1,153	24.35
Exercised	(1,376)	17.01
Forfeited	(107)	20.62
Expired	(62)	36.71
Outstanding, December 31, 2021	6,967	$20.32	6.60	$101,261
Exercisable, December 31, 2021	2,597	$26.60	5.63	$26,099

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2021, 2020, and 2019 amounted to $23, $12, and $2, respectively.

For the years ended December 31, 2021, 2020, and 2019, the Company recorded $10, $9, and $9 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2021, there was $8 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.81 years.

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

The following table sets forth non-vested RSUs at December 31, 2021, 2020, and 2019.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2018	247	$34.22
Granted	439	26.89
Vested	(110)	24.98
Forfeited	(30)	33.90
Non-vested, December 31, 2019	546	$29.95
Granted	585	17.01
Vested	(161)	38.68
Forfeited	(60)	25.78
Non-vested, December 31, 2020	910	$20.51
Granted	461	26.30
Vested	(188)	24.33
Forfeited	(24)	19.96
Non-vested, December 31, 2021	1,159	$22.20

For the years ended December 31, 2021, 2020, and 2019, the Company recorded $12, $7, and $7 in stock-based compensation expense specific to its RSUs, respectively. At December 31, 2021, there was $5 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.07 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2021, 2020, and 2019.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2018	1,107	$17.71
Granted	240	44.38
Vested (1)	(761)	5.07
Forfeited	(57)	43.35
Non-vested, December 31, 2019	529	$39.53
Granted	542	17.14
Vested	(176)	35.84
Forfeited	(51)	27.79
Non-vested, December 31, 2020	844	$29.05
Granted	309	27.42
Vested	(122)	52.34
Forfeited	(276)	23.26
Non-vested, December 31, 2021	755	$26.72
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

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2021 was $27.42. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the years ended December 31, 2021, 2020, and 2019, the Company recorded stock-based compensation expense of $12, a reduction of stock-based compensation of less than $1, and stock-based compensation expense of $3 specific to its PSUs, respectively. At December 31, 2021, based on the Company’s assessment of its performance goals, approximately 840,000 additional shares may be awarded under the Equity Plan.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in Chemours’ Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 268,000 shares. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $6 at December 31, 2021.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2019	$(25)	$6	$(233)	$(312)	$(564)
Other comprehensive income (loss)	15	(4)	2	202	215
Balance at December 31, 2019	(10)	2	(231)	(110)	(349)
Other comprehensive (loss) income	(66)	(10)	111	4	39
Balance at December 31, 2020	(76)	(8)	(120)	(106)	(310)
Other comprehensive income (loss)	55	13	(116)	(6)	(54)
Balance at December 31, 2021	$(21)	$5	$(236)	$(112)	$(364)

Note 26. Financial Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2021, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 and an average maturity of one month. At December 31, 2020, the Company had 25 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $688, and an average maturity of one month. Chemours recognized a net loss of $15, a net gain of $29, and a net loss of $2 for the years ended December 31, 2021, 2020, and 2019, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2021, the Company had 175 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195, and an average maturity of four months. At December 31, 2020, the Company had 144 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $101, and an average maturity of four months. Chemours recognized a pre-tax gain of $10, a pre-tax loss of $4, and a pre-tax gain of $6 for the years ended December 31, 2021, 2020, and 2019, respectively, within accumulated other comprehensive loss. For the year ended December 31, 2021, $2 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss. For the years ended December 31, 2020 and 2019, $3, and $10 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $7 of net gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

In 2020, the Company entered into interest rate swaps, the objective of which is to mitigate the volatility in the Company’s cash payments for interest related to the portion of its senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively.

At December 31, 2021, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized a pre-tax gain of $2 and a pre-tax loss of $4 for the years ended December 31, 2021 and 2020 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2021 and 2020, $2 and less than $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify less than $1 of net loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $73, a pre-tax loss of $88 and a pre-tax gain of $20 for the years ended December 31, 2021, 2020, and 2019, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2021, 2020, and 2019.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2021 and 2020.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2021	December 31, 2020
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$1	$4
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	5	—
Total asset derivatives		$6	$4

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	—	4
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 19)	—	3
Total liability derivatives		$1	$8

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2021, 2020, and 2019.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(15)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	10
Interest rate swaps designated as a cash flow hedge	—	(2)	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	73

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$29	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	(4)
Interest rate swaps designated as a cash flow hedge	—	—	—	(4)
Euro-denominated debt designated as a net investment hedge	—	—	—	(88)

2019
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	10	—	—	6
Euro-denominated debt designated as a net investment hedge	—	—	—	20

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 27. Long-term Employee Benefits

Plans Covering Employees in the U.S.

Chemours established a defined contribution plan, which covered all eligible U.S. employees. The purpose of the plan is to encourage employees to save for their future retirement needs. The plan is a tax-qualified contributory profit-sharing plan, with cash or deferred arrangement, and any eligible employee of Chemours may participate. Chemours matches 100% of the first 6% of the employee’s contribution election, and the plan’s matching contributions vest immediately upon contribution. In 2021, the Company enhanced its previous discretionary retirement savings contribution to provide eligible employees with a guaranteed annual contribution ranging from 1% to 3% for the first $0.1 of base salary based on age and years of service.

Plans Covering Employees Outside the U.S.

Pension coverage for employees of Chemours’ non-U.S. subsidiaries is provided, to the extent deemed appropriate, through separate plans established after the Separation and comparable to the EID plans in those countries. Obligations under such plans are either funded by depositing funds with trustees, covered by insurance contracts, or unfunded.

In 2019, the Company, through its wholly-owned subsidiary Chemours Netherlands B.V., completed a settlement transaction related to a significant portion of its Netherlands pension plan. The Company transferred the future risk and administration associated with the $932 of its inactive participants’ vested pension benefits to a third-party asset management company in the Netherlands. The irrevocability of the transaction was contingent upon non-objection by the Dutch National Bank, which was received in October 2019. Following the receipt of non-objection, the responsibility for the associated pension obligation was transferred to the third-party asset management company in December 2019, thereby eliminating the Company’s exposure to the pension liabilities and formally effecting the settlement. At the time of settlement, a remeasurement of plan assets and projected benefit obligations was performed, resulting in a $158 decrease to net pension assets and increase to accumulated other comprehensive loss on the consolidated balance sheet. The cumulative loss associated with the inactive participants’ vested pension benefits was then immediately reclassified from accumulated other comprehensive loss and recognized in earnings, resulting in a charge of $380 recognized in other expense, net in the consolidated statements of operations. The projected benefit obligations associated with the plan’s active employees remained on the Company’s consolidated balance sheet.

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Service cost	$(15)	$(15)	$(13)
Interest cost	(5)	(6)	(17)
Expected return on plan assets	20	17	48
Amortization of actuarial loss	(7)	(9)	(18)
Amortization of prior service gain	2	3	2
Settlement loss	(1)	(5)	(383)
Curtailment gain	—	1	—
Total net periodic pension cost	$(6)	$(14)	$(381)

Net (loss) gain	$(22)	$4	$(144)
Prior service (cost) benefit	—	(1)	5
Amortization of actuarial loss	7	9	18
Amortization of prior service gain	(2)	(3)	(2)
Settlement loss	1	5	383
Curtailment gain	—	4	—
Effect of foreign exchange rates	6	(9)	7
(Cost) benefit recognized in other comprehensive income	(10)	9	267
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(16)	$(5)	$(114)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Net loss	$148	$143	$151
Prior service credit	(9)	(12)	(14)
Total amount recognized in accumulated other comprehensive loss	$139	$131	$137

The following table sets forth summarized information on the Company’s pension plans at December 31, 2021 and 2020.

	December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$584	$507
Service cost	15	15
Interest cost	5	6
Plan participants’ contributions	2	2
Actuarial loss	19	33
Benefits paid	(4)	(2)
Settlements and transfers	(11)	(24)
Currency translation	(35)	47
Benefit obligation at end of year	575	584
Change in plan assets:
Fair value of plan assets at beginning of year	604	500
Actual return on plan assets	17	55
Employer contributions	17	20
Plan participants’ contributions	2	2
Benefits paid	(4)	(2)
Settlements and transfers	(11)	(21)
Currency translation	(40)	50
Fair value of plan assets at end of year	585	604
Total funded status at end of year	$10	$20

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2021 and 2020.

	December 31,
	2021	2020
Non-current assets	$55	$79
Current liabilities	(1)	(2)
Non-current liabilities	(44)	(57)
Total net amount recognized	$10	$20

The accumulated benefit obligation for all pension plans was $493 and $513 as of December 31, 2021 and 2020, respectively.

For the year ended December 31, 2021, the liability component of the Company’s global pension plans generated a net actuarial loss of $19, driven by a $40 loss as a result of increases in the Netherlands’ inflation and indexation rates along with a $11 loss due to the rise in the average rate of global compensation increases. The losses were partially offset by a gain of $32 from a global increase in the discount rates.

The asset component of the Company’s global pension plans realized a loss of $3 due to volatile equity and bond performance.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2021 and 2020.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2021	2020
Projected benefit obligation	$142	$175
Accumulated benefit obligation	119	148
Fair value of plan assets	97	116

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2021	2020
Projected benefit obligation	$142	$153
Accumulated benefit obligation	119	131
Fair value of plan assets	97	98

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2021 and 2020.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2021	2020
Discount rate	1.4%	1.0%
Rate of compensation increase (1)	3.4%	2.5%
Interest crediting rate (2)	1.0%	1.3%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.
(2)

The interest crediting rate, which is applicable only for account balance type plans, represents the single effective annual account balance increase that an average participant would receive during the participant’s entire career at Chemours.

	December 31,
Weighted-average assumptions used to determine net benefit cost	2021	2020
Discount rate	1.0%	1.4%
Rate of compensation increase (1)	2.5%	2.5%
Expected return on plan assets	1.2%	3.2%
(1)	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant’s entire career at Chemours.

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

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2021 and 2020.

	December 31,
	2021	2020
Cash and cash equivalents	8%	7%
U.S. and non-U.S. equity securities	37%	37%
Fixed income securities	55%	56%
Total weighted-average allocation	100%	100%

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2021 and 2020.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$74	$10	$64
Debt - corporate issued	147	29	118
U.S. and non-U.S. equities	217	44	173
Derivatives - asset position	70	—	70
Cash and cash equivalents	46	46	—
Other	3	—	3
Total pension assets at fair value	557	$129	$428
Pooled mortgage funds (1)	28
Total pension assets	$585
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
(1)

Pooled mortgage funds consist of funds that invest in residential mortgages. These funds generally allow for monthly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of our request and the availability of funds. Interests in these funds are valued using the NAV per share practical expedient and are not classified in the fair value hierarchy.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2021, 2020, and 2019, Chemours contributed $17, $20, and $19, respectively, to its defined benefit plans.

Chemours expects to contribute $12 to its pension plans in 2022. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 2 – Basis of Presentation” to these consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment and other factors.

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2022	$11
2023	11
2024	13
2025	14
2026	15
2027 to 2031	100

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2021, 2020, and 2019, Chemours contributed $28, $27, and $34, respectively, to its defined contribution plan.

Note 28. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	December 31,
	2021	2020
Cash and cash equivalents	$1,451	$1,105
Restricted cash and restricted cash equivalents (1)	100	—
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,551	$1,105
(1)

Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is further discussed in “Note 22 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 29. Geographic and Segment Information

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021		2020		2019
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,317	$2,309	$1,914	$2,461	$2,144	$2,533
Asia Pacific	1,827	128	1,384	121	1,543	121
Europe, the Middle East, and Africa	1,412	322	1,086	324	1,163	294
Latin America (2)	789	395	585	568	676	611
Total	$6,345	$3,154	$4,969	$3,474	$5,526	$3,559
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

Adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”) is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker (“CODM”) and is defined as income (loss) before income taxes, excluding the following:

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
•

other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently, including Qualified Spend reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments as of, and for the years ended, December 31, 2021, 2020, and 2019.

Year Ended December 31,	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Chemical Solutions (1)	Segment Total
2021
Net sales to external customers (2)	$3,355	$1,257	$1,397	$336	$6,345
Adjusted EBITDA	809	412	261	51	1,533
Depreciation and amortization	126	59	86	16	287
Equity in earnings of affiliates	—	15	28	—	43
Total assets	2,318	1,124	1,621	149	5,212
Investments in affiliates	—	72	97	—	169
Purchases of property, plant, and equipment	104	26	103	39	272

2020
Net sales to external customers (2)	$2,402	$1,105	$1,104	$358	$4,969
Adjusted EBITDA	510	354	126	73	1,063
Depreciation and amortization	128	53	88	21	290
Equity in earnings of affiliates	—	6	17	—	23
Total assets	2,130	1,041	1,520	531	5,222
Investments in affiliates	—	66	101	—	167
Purchases of property, plant, and equipment	89	28	109	25	251

2019
Net sales to external customers (2)	$2,345	$1,318	$1,330	$533	$5,526
Adjusted EBITDA	505	398	180	80	1,163
Depreciation and amortization	121	52	84	22	279
Equity in earnings of affiliates	—	11	18	—	29
Total assets	2,291	1,061	1,521	574	5,447
Investments in affiliates	—	64	98	—	162
Purchases of property, plant, and equipment	121	32	169	40	362
(1)	On July 26, 2021, the Company entered into the Mining Solutions Transaction which closed on December 1, 2021. For further information refer to “Note 4 – Acquisitions and Divestitures”.
(2)	Segment net sales to external customers are provided by product group in “Note 5 – Net Sales”.

The following table sets forth a reconciliation for instances in which the above summary financial information for the Company’s reportable segments does not sum to consolidated amounts.

Year Ended December 31,	Segment Total	Corporate and Other	Total Consolidated
2021
Depreciation and amortization	$287	$30	$317
Total assets	5,212	2,338	7,550
Purchases of property, plant, and equipment	272	5	277

2020
Depreciation and amortization	$290	$30	$320
Total assets	5,222	1,860	7,082
Purchases of property, plant, and equipment	251	16	267

2019
Depreciation and amortization	$279	$32	$311
Total assets	5,447	1,811	7,258
Purchases of property, plant, and equipment	362	119	481

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Segment Adjusted EBITDA	$1,533	$1,063	$1,163
Corporate and Other expenses (excluding items below)	(220)	(184)	(143)
Interest expense, net	(185)	(210)	(208)
Depreciation and amortization	(317)	(320)	(311)
Non-operating pension and other post-retirement employee benefit income (cost) (1)	9	1	(368)
Exchange gains (losses), net	3	(26)	(2)
Restructuring, asset-related, and other charges (2)	(6)	(80)	(87)
Loss on extinguishment of debt	(21)	(22)	—
Gain on sales of assets and businesses (3,4)	115	8	10
Natural disasters and catastrophic events (5)	(21)	—	—
Transaction costs	(4)	(2)	(3)
Qualified spend recovery (6)	20	—	—
Legal and environmental charges (7,8)	(230)	(49)	(175)
Income (loss) before income taxes	$676	$179	$(124)
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
(3)

The year ended December 31, 2021 includes a net pre-tax gain on sale of $112 associated with the sale of the Company’s Mining Solutions business of its Chemical Solutions segment which is further discussed in “Note 4 – Acquisitions and Divestitures”.

(4)

The year ended December 31, 2020 includes a gain of $6 associated with the sale of the Company’s Oakley, California site, which was contingent upon the completion of certain environmental remediation activities at the site. The year ended December 31, 2019 includes a non-cash gain of $9 recognized in connection with the Company’s sale of its Repauno, New Jersey site that was previously deferred and subsequently realized after certain environmental obligations were fulfilled.

(5)	Natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(6)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".

(7)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. The year ended December 31, 2020 includes $29 of charges in connection with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

(8)

In 2021, environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2021, environmental charges include $169 related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system at Fayetteville. In 2020 and 2019, environmental charges pertains to management’s assessment of estimated liabilities associated with on-site remediation, off-site groundwater remediation, and toxicity studies related to Fayetteville. The year ended December 31, 2019 includes $168 in additional charges related to the approved final Consent Order associated with certain matters at Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

Note 30. Subsequent Events

On January 28, 2022, the Company entered into an agreement to sell its former Aniline business for a purchase price of $15, subject to customary closing conditions. The sale of the site is expected to close in the first quarter of 2022. In 2020, the Company ceased Aniline production at the Pascagoula, Mississippi manufacturing plant. As a result, during the year ended December 31, 2020, the Company recorded an impairment and other restructuring charges which are further discussed in “Note 7 – Restructuring, Asset Related and Other Charges”.