Form 10-Q
period 2022-03-31
Chemours Co
filed 2022-05-03
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 155,468,852 shares of common stock, $0.01 par value, outstanding at April 27, 2022.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,764	$1,436
Cost of goods sold	1,278	1,139
Gross profit	486	297
Selling, general, and administrative expense	141	139
Research and development expense	30	24
Restructuring, asset-related, and other charges	11	(5)
Total other operating expenses	182	158
Equity in earnings of affiliates	11	10
Interest expense, net	(41)	(49)
Other income, net	6	1
Income before income taxes	280	101
Provision for income taxes	46	5
Net income	234	96
Net income attributable to Chemours	$234	$96
Per share data
Basic earnings per share of common stock	$1.46	$0.58
Diluted earnings per share of common stock	1.43	0.57

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$234			$96
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$26	$(6)	20	$37	$(9)	28
Unrealized gain on cash flow hedge	10	(2)	8	5	(1)	4
Reclassifications to net income - cash flow hedge	(2)	—	(2)	2	—	2
Hedging activities, net	34	(8)	26	44	(10)	34
Cumulative translation adjustment	(5)	—	(5)	(72)	—	(72)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	3	—	3	4	—	4
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	2	(1)	1
Amortization of prior service gain	—	—	—	(1)	—	(1)
Defined benefit plans, net	$5	$(1)	4	$5	$(1)	4
Other comprehensive income (loss)			25			(34)
Comprehensive income			259			62
Comprehensive income attributable to Chemours			$259			$62

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,145	$1,451
Accounts and notes receivable, net	1,014	720
Inventories	1,166	1,099
Prepaid expenses and other	68	75
Total current assets	3,393	3,345
Property, plant, and equipment	9,254	9,232
Less: Accumulated depreciation	(6,123)	(6,078)
Property, plant, and equipment, net	3,131	3,154
Operating lease right-of-use assets	225	227
Goodwill	102	102
Other intangible assets, net	5	6
Investments in affiliates	170	169
Restricted cash and restricted cash equivalents	100	100
Other assets	398	447
Total assets	$7,524	$7,550
Liabilities
Current liabilities:
Accounts payable	$1,168	$1,162
Compensation and other employee-related cost	99	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	182	173
Other accrued liabilities	302	325
Total current liabilities	1,775	1,858
Long-term debt, net	3,692	3,724
Operating lease liabilities	185	179
Long-term environmental remediation	384	389
Deferred income taxes	52	49
Other liabilities	269	269
Total liabilities	6,357	6,468
Commitments and contingent liabilities (Note 16)
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 192,509,285 shares issued and 156,843,892 shares outstanding at March 31, 2022; 191,860,159 shares issued and 161,046,732 shares outstanding at December 31, 2021)	2	2
Treasury stock, at cost (35,665,393 shares at March 31, 2022; 30,813,427 shares at December 31, 2021)	(1,393)	(1,247)
Additional paid-in capital	956	944
Retained earnings	1,940	1,746
Accumulated other comprehensive loss	(339)	(364)
Total Chemours stockholders’ equity	1,166	1,081
Non-controlling interests	1	1
Total equity	1,167	1,082
Total liabilities and equity	$7,524	$7,550

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	146,172	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	397,328	—	—	—	6	—	—	—	6
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	96	—	—	96
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Other comprehensive loss	—	—	—	—	—	—	(34)	—	(34)
Balance at March 31, 2021	190,783,383	$2	25,319,235	$(1,072)	$907	$1,357	$(344)	$2	$852

Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	296,384	—	—	—	—	—	—	—	—
Exercise of stock options, net	352,742	—	—	—	6	—	—	—	6
Purchases of treasury stock, at cost	—	—	4,851,966	(146)	—	—	—	—	(146)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	234	—	—	234
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(40)	—	—	(40)
Other comprehensive income	—	—	—	—	—	—	25	—	25
Balance at March 31, 2022	192,509,285	$2	35,665,393	$(1,393)	$956	$1,940	$(339)	$1	$1,167

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$234	$96
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74	83
Equity in earnings of affiliates, net	(9)	(10)
Amortization of debt issuance costs and issue discounts	2	2
Deferred tax provision (benefit)	19	(6)
Asset-related charges	5	—
Stock-based compensation expense	10	12
Net periodic pension cost	3	1
Defined benefit plan contributions	(5)	(5)
Other operating charges and credits, net	6	29
Decrease (increase) in operating assets:
Accounts and notes receivable	(294)	(213)
Inventories and other operating assets	(9)	(31)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(34)	81
Cash provided by operating activities	2	39
Cash flows from investing activities
Purchases of property, plant, and equipment	(106)	(60)
Proceeds from sales of assets and businesses, net	1	—
Foreign exchange contract settlements, net	(5)	(17)
Cash used for investing activities	(110)	(77)
Cash flows from financing activities
Debt repayments	(4)	(3)
Payments on finance leases	(3)	(2)
Purchases of treasury stock, at cost	(144)	—
Proceeds from exercised stock options, net	6	6
Payments related to tax withholdings on vested stock awards	(4)	(2)
Payments of dividends to the Company's common shareholders	(40)	(41)
Cash used for financing activities	(189)	(42)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(9)	(17)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(306)	(97)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,551	1,105
Cash, cash equivalents, restricted cash and restricted cash equivalents at March 31,	$1,245	$1,008

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$37	$44
Treasury Stock repurchased, not settled	6	—

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. Chemours manages and reports its operating results through its three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protections in a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Company’s Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021) are presented under Other Segment.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to E. I. du Pont de Nemours and Company, which is Chemours’ former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”). Reference herein to “DuPont” refer to DuPont de Nemours, Inc.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance (“ASU No. 2021-10”), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impacts the adoption of this standard will have on its consolidated financial statements.

Note 3. Acquisitions and Divestitures

Divestitures

In December 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17. In January 2022, the Company entered into an agreement to sell its former Aniline business for a purchase price of $15. Both transactions are expected to close in the second quarter of 2022, subject to customary closing conditions, including regulatory approvals. Assets and liabilities held for sale were not material at March 31, 2022 and December 31, 2021.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net sales by geographic region (1)
North America:
Titanium Technologies	$314	$206
Thermal & Specialized Solutions	260	147
Advanced Performance Materials	145	111
Other Segment	14	33
Total North America	733	497
Asia Pacific:
Titanium Technologies	280	246
Thermal & Specialized Solutions	35	37
Advanced Performance Materials	153	139
Other Segment	6	6
Total Asia Pacific	474	428
Europe, the Middle East, and Africa:
Titanium Technologies	211	174
Thermal & Specialized Solutions	80	87
Advanced Performance Materials	73	68
Other Segment	4	4
Total Europe, the Middle East, and Africa	368	333
Latin America (2):
Titanium Technologies	123	97
Thermal & Specialized Solutions	50	33
Advanced Performance Materials	14	15
Other Segment	2	33
Total Latin America	189	178
Total net sales	$1,764	$1,436

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$928	$723
Thermal & Specialized Solutions:
Refrigerants	344	241
Foam, propellants, and other	81	63
Advanced Performance Materials:
Fluoropolymers and advanced materials	385	333
Other Segment	26	76
Total net sales	$1,764	$1,436
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Contract assets:
Accounts receivable - trade, net (Note 8)	$884	$644
Contract liabilities:
Deferred revenue	$7	$5
Customer rebates (Note 13)	53	83

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2022 and 2021 were not significant. For the three months ended March 31, 2022 and 2021, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2022 and December 31, 2021.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2022, Chemours had $9 of remaining performance obligations. The Company expects to recognize approximately 50% of its remaining performance obligations as revenue in 2022 and approximately 50% as revenue in 2023. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2022 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Employee separation charges	$5	$(1)
Decommissioning and other charges (1)	1	(4)
Total restructuring and other charges	6	(5)
Asset-related charges (2)	5	—
Total restructuring, asset-related, and other charges	$11	$(5)
(1)

In 2021, decommissioning and other charges includes a net $9 gain resulting from contract termination with a third-party services provider at the Company’s previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

(2)	In 2022, asset-related charges include asset charges resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities.

2022 Restructuring Program

In the first quarter of 2022, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. The Company recorded $5 of employee separation costs it expects to incur to complete the severance program. The severance costs were recognized as follows: $1 in Thermal & Specialized Solutions, $2 in Advanced Performance Materials and $2 in Corporate and Other. The program and related severance payments are expected to be substantially completed by the end of 2022.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2022.

	Other Segment Site Closures	2022 Restructuring Program	Total
Balance at December 31, 2021	$1	$—	$1
Charges to income	—	5	5
Payments	(1)	—	(1)
Balance at March 31, 2022	$—	$5	$5

At March 31, 2022, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Leasing, contract services, and miscellaneous income	$4	$5
Royalty income (1)	—	3
Gain on sales of assets and businesses	1	—
Exchange losses, net (2)	—	(8)
Non-operating pension and other post-retirement employee benefit income (3)	1	1
Total other income, net	$6	$1
(1)	Royalty income is primarily from technology licensing.
(2)	Exchange losses, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to Chemours	$234	$96
Denominator:
Weighted-average number of common shares outstanding - basic	159,897,673	165,652,778
Dilutive effect of the Company’s employee compensation plans	3,681,907	3,397,544
Weighted-average number of common shares outstanding - diluted	163,579,580	169,050,322

Basic earnings per share of common stock	$1.46	$0.58
Diluted earnings per share of common stock	1.43	0.57

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Average number of stock options	1,478,383	1,509,760

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Accounts receivable - trade, net (1)	$884	$644
VAT, GST, and other taxes (2)	60	41
Other receivables (3)	70	35
Total accounts and notes receivable, net	$1,014	$720
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and $17 and is net of allowances for doubtful accounts of $10 and $5 at March 31, 2022 and December 31, 2021, respectively. Such allowances are equal to the estimated uncollectible amounts.

(2)	Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)

Other receivables consist of derivative instruments, advances, other deposits, receivables under the transition services agreement with Draslovka Holding a.s. related to the sale of the Company’s Mining Solutions business and receivables under the terms of the MOU which are further discussed in “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $6 and less than $1 for the three months ended March 31, 2022 and 2021, respectively.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Finished products	$788	$704
Semi-finished products	193	192
Raw materials, stores, and supplies	467	475
Inventories before LIFO adjustment	1,448	1,371
Less: Adjustment of inventories to LIFO basis	(282)	(272)
Total inventories	$1,166	$1,099

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $670 and $650 (or 46% and 47%, respectively) of inventories before the LIFO adjustments at March 31, 2022 and December 31, 2021, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Equipment	$7,565	$7,559
Buildings	1,173	1,168
Construction-in-progress	376	361
Land	104	108
Mineral rights	36	36
Property, plant, and equipment	9,254	9,232
Less: Accumulated depreciation	(6,123)	(6,078)
Total property, plant, and equipment, net	$3,131	$3,154

Property, plant, and equipment, net included gross assets under finance leases of $91 and $95 at March 31, 2022 and December 31, 2021, respectively.

Depreciation expense amounted to $73 and $80 for the three months ended March 31, 2022 and 2021, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $44 and $34 for the three months ended March 31, 2022 and 2021, respectively. Purchases from the Company’s equity method investees amounted to $50 and $36 for the three months ended March 31, 2022 and 2021, respectively. The Company also received $2 and less than $1 in dividends from its equity method investees for the three months ended March 31, 2022 and 2021, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Capitalized repair and maintenance costs	$169	$195
Pension assets (1)	56	55
Deferred income taxes	149	171
Miscellaneous	24	26
Total other assets	$398	$447
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Accrued litigation (1)	$12	$36
Asset retirement obligations (2)	14	14
Income taxes	48	43
Customer rebates	53	83
Accrued interest	47	17
Operating lease liabilities	53	59
Miscellaneous (3)	75	73
Total other accrued liabilities	$302	$325
(1)	Represents the current portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(2)	Represents the current portion of asset retirement obligations, which are discussed further in “Note 15 – Other Liabilities”.
(3)	Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$773	$776
Tranche B-2 euro term loan due April 2025 (€336 at March 31, 2022 and €337 at December 31, 2021)	369	381
Senior unsecured notes:
4.000% due May 2026 (€450 at March 31, 2022 and December 31, 2021)	495	510
5.375% due May 2027	500	500
5.750% due November 2028	800	800
4.625% due November 2029	650	650
Finance lease liabilities	69	72
Financing obligation (1)	92	93
Total debt principal	3,748	3,782
Less: Unamortized issue discounts	(5)	(5)
Less: Unamortized debt issuance costs	(27)	(28)
Less: Short-term and current maturities of long-term debt	(24)	(25)
Total long-term debt, net	$3,692	$3,724
(1)

At March 31, 2022 and December 31, 2021, financing obligation includes $92 and $93, respectively, in connection with the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

No borrowings were outstanding under the Revolving Credit Facility at March 31, 2022 and December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company made term loan repayments of $3. Chemours also had $103 and $107 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 2.2% and 2.5%, respectively. Also, at March 31, 2022, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

Accounts Receivable Securitization Facility

The Company, through a wholly-owned special purpose entity (“SPE”), maintains an amended and restated receivables purchase agreement dated March 9, 2020, which was amended on March 5, 2021 and further amended on November 24, 2021 (the “Amended Purchase Agreement”). Pursuant to the Amended Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2022 and 2021, the Company received $338 and $271, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $338 and $271, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $180 and $76 at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company incurred $1 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2022.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2022	$10
2023	13
2024	13
2025	1,106
2026	495
Thereafter	1,950
Total principal maturities on debt	$3,587

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$773	$756	$776	$769
Tranche B-2 euro term loan due April 2025 (€336 at March 31, 2022 and €337 at December 31, 2021)	369	361	381	378
Senior unsecured notes:
4.000% due May 2026 (€450 at March 31, 2022 and December 31, 2021)	495	477	510	518
5.375% due May 2027	500	501	500	538
5.750% due November 2028	800	780	800	846
4.625% due November 2029	650	597	650	645
Total senior debt principal	3,587	$3,472	3,617	$3,694
Less: Unamortized issue discounts	(5)		(5)
Less: Unamortized debt issuance costs	(27)		(28)
Total senior debt, net	$3,555		$3,584

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Employee-related costs (1)	$92	$94
Accrued litigation (2)	49	50
Asset retirement obligations (3)	64	62
Miscellaneous (4)	64	63
Total other liabilities	$269	$269
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(3)

Represents the long-term portion of asset retirement obligations, which totaled $78 and $76 when combined with the current portion at March 31, 2022 and December 31, 2021, respectively, as disclosed in “Note 13 – Other Accrued Liabilities”. For the three months ended March 31, 2022, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.

(4)	Miscellaneous primarily includes an accrued workers compensation indemnification liability of $32 at March 31, 2022 and December 31, 2021.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Commitments and Contingent Liabilities

Litigation Overview

The Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, and proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental, anti-trust, and other such matters that arise in the ordinary course of business. In addition, Chemours, by virtue of its status as a subsidiary of EID prior to its separation on July 1, 2015 (the “Separation”), is subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Except as noted below, while management believes it is reasonably possible that Chemours could incur losses in excess of the amounts accrued, if any, for the aforementioned proceedings, it does not believe any such loss would have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. It is not possible to predict the outcomes of these various lawsuits, claims, assessments, or proceedings. Disputes between Chemours and EID may arise regarding indemnification matters, including disputes based on matters of law or contract interpretation. Should disputes arise, they could materially adversely affect Chemours.

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

The following table sets forth the components of the Company’s accrued litigation at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Asbestos	$33	$33
PFOA	22	23
All other matters (1)	6	30
Total accrued litigation	$61	$86
(1)

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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2022 and December 31, 2021.

	Balance Sheet Location	March 31, 2022	December 31, 2021
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 13)	$12	$36
Long-term accrued litigation	Other liabilities (Note 15)	49	50
Total accrued litigation		$61	$86
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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. To date under the MOU, total aggregate Qualified Spend, including settlements, by Chemours, DuPont, and Corteva has amounted to $182. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the three months ended March 31, 2022 and 2021, the Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $25 and $13.

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

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year (excluding 2021). Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. At March 31, 2022 and December 31, 2021, the Company had $100 deposited in the escrow account, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At March 31, 2022 and December 31, 2021, there were approximately 1,000 lawsuits pending against EID alleging personal injury from exposure to asbestos. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At March 31, 2022 and December 31, 2021, Chemours had an accrual of $33 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2022 and December 31, 2021, there were 18 and 19 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At March 31, 2022 and December 31, 2021, Chemours maintained accruals of $22 and $23, respectively, related to PFOA matters under the Leach Settlement, EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the state or the national health advisory. The Company will continue to work with EPA and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through March 31, 2022, approximately $1.8 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $22 and $23 accrued at March 31, 2022 and December 31, 2021, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation Agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs. For more information on this matter refer to “Memorandum of Understanding (the “MOU”) with Dupont, Corteva and EID” within this “Note 16 – Commitments and Contingent Liabilities”.

While all MDL lawsuits were dismissed or resolved through the First MDL Settlement, the First MDL Settlement did not resolve PFOA personal injury claims of plaintiffs who did not have cases or claims in the MDL or personal injury claims based on diseases first diagnosed after February 11, 2017. Approximately 96 plaintiffs filed matters after the First MDL Settlement. In January 2021, EID and Chemours entered into settlement agreements with counsel representing these plaintiffs, providing for a settlement of all but one of the 96 then filed and pending cases, as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs were resolved for approximately $83 (the “Second MDL Settlement”). During the year ended December 31, 2021, Chemours contributed approximately $29 and DuPont and Corteva each contributed approximately $27 to the Second MDL Settlement.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 2,400 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). Upon conclusion of Tier Two discovery, one of the three water provider cases will be selected for the first bellwether trial, with the case being called for jury selection and/or trial on or after January 1, 2023. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with Plaintiffs’ Counsel on these cases.

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

In Texas, a lawsuit was filed against numerous defendants including Chemours, DuPont and Corteva. The lawsuit alleges personal injury from occupational exposure to AFFF. Plaintiffs seek compensatory and punitive damages. In the first quarter of 2022, certain defendants including Chemours, DuPont and Corteva were dismissed.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, Pennsylvania, Colorado and Florida have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources. The lawsuits include counts for fraudulent transfer.

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

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. Furthermore, 13 Long Island water suppliers have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

In New York and New Jersey, lawsuits were filed by Suez Water against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss.

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include eight lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. In addition, seven lawsuits were filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Furthermore, six additional lawsuits were filed with similar allegations of personal injury, four of which have been removed to New Jersey federal court. Plaintiffs seek certain damages including putative damages.

In Georgia and Alabama, lawsuits were filed against numerous carpet manufacturers and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama and a matter filed by the City of Rome, Georgia alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. Additionally, a putative class action was filed on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In Ohio, a putative class action (“Hardwick”) was filed against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and will continue to defend at the trial court level while the petition and potential appeal are pending. Management believes that a loss is reasonably possible as to the Hardwick matter, but not estimable at this time given the significant class issues to be resolved and that this matter is entering the discovery phase.

In California, several lawsuits were filed in state court against several defendants, including EID and Chemours. The lawsuits include matters filed by 11 southern California public water systems, the City of Corona, California and the Corona Utility Authority that allege manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. An additional matter was filed by the Atascadero Mutual Water Company in San Luis Obispo County, California alleging damages to drinking water supply from PFAS releases, including PFOA and PFOS, into the environment. In the matter involving 11 southern California public water systems, a March 2022 appellate decision removed the matter back to federal court. In the matter involving the City of Corona, California and the Corona Utility Authority, the court dismissed the case against EID and Chemours on jurisdictional grounds in February 2022 and the plaintiffs may appeal the decision. In the matter involving the Atascadero Mutual Water Company, the case was removed to federal court, and in February 2022, was transferred to the AFFF MDL.

In Delaware, a putative class action was filed against two electroplating companies, 3M and EID, and two other defendants added in an amended complaint, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. Although initially named in the lawsuit, Chemours was subsequently dismissed. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. Chemours believes that the motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial costs for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 16 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

Securities Litigation

In October 2019, a putative class action was filed in Delaware federal court against Chemours and certain of its officers. Following appointment of lead plaintiff, the New York State Teachers’ Retirement System, and counsel, the plaintiff filed an amended complaint alleging that the defendants violated the Securities and Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities and litigation matters assigned to Chemours in connection with its spin-off from EID. The amended complaint seeks a class of purchasers of Chemours stock between February 16, 2017 and August 1, 2019 and demands compensatory damages and fees. In February 2022, the Delaware federal court granted in part and denied in part Chemours’ motion to dismiss the amended complaint and later ordered proceeding to determine if the remaining claims in the complaint shall proceed. In March 2022, plaintiff sought reconsideration of certain portions of the court’s ruling.

Commencing in July 2020, follow-on derivative lawsuits were filed by individual shareholders in Delaware federal court against Chemours, its directors and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims.

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

The following table sets forth the Company’s environmental remediation liabilities at March 31, 2022 and December 31, 2021 for the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	March 31, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$29	$27
Fayetteville Works, Fayetteville, North Carolina (1)	366	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	19	24
All other sites	111	110
Total environmental remediation	$566	$562
(1)	For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Current environmental remediation	$182	$173
Long-term environmental remediation	384	389
Total environmental remediation	$566	$562

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liability may range up to approximately $660 above the amount accrued at March 31, 2022. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

Chemours incurred environmental remediation expenses of $28 and $25 for the three months ended March 31, 2022 and 2021, respectively.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, EPA indicated they plan to develop non-regulatory drinking water health advisories for certain PFAS compounds that have final EPA toxicity assessments, including GenX compounds, in the Spring of 2022. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds. The Company continues to evaluate the impact of EPA’s final toxicity assessment and potential health advisory and has met with the agency to discuss process-related and technical concerns about the assessment and health advisory. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential drinking water health advisories or other actions. The environmental remediation liabilities recorded for Fayetteville and certain other sites, such as Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of March 31, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet higher drinking water standards.

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

Consent Order with North Carolina Department of Environmental Quality (“NC DEQ”)

In September 2017, NC DEQ issued a 60-day notice of intent to suspend the National Pollutant Discharge Elimination System (“NPDES”) permit for Fayetteville, and the State of North Carolina filed an action in North Carolina state court regarding site discharges, seeking a temporary restraining order and preliminary injunction, as well as other relief, including abatement and site correction. The state court entered a partial consent order resolving NC DEQ’s motion for a temporary restraining order.

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

In July 2018, Cape Fear River Watch (“CFRW”), a non-profit organization, sued NC DEQ in North Carolina state court, seeking to require NC DEQ to take additional actions at Fayetteville. In August 2018, CFRW sued the Company in North Carolina federal court for alleged violations of the Clean Water Act (“CWA”) and TSCA, seeking declaratory and injunctive relief and penalties.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
On-site remediation	$286	$289
Off-site groundwater remediation	80	70
Total Fayetteville environmental remediation	$366	$359

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Current environmental remediation	$126	$114
Long-term environmental remediation	240	245
Total Fayetteville environmental remediation	$366	$359

Chemours incurred environmental remediation expenses related to Fayetteville of $19 and $12 for the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022 and December 31, 2021, the Company had $63 and $59 accrued, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. Off-site installation, maintenance, and monitoring cost estimates could change as actual experience may differ from management’s estimates.

In November 2021, NC DEQ notified Chemours of the potential need to revise its off-site drinking water program under the CO in light of EPA’s recently published final toxicity assessment for GenX compounds and plan to develop a drinking water health advisory in the Spring of 2022. As discussed above, the Company cannot estimate the potential impact or additional cost due to the uncertainties on the potential EPA drinking water health advisories.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Also in November 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. The Company submitted its response on February 1, 2022, and an update to the interim drinking water plan for the counties was also submitted on April 1, 2022 in response to NC DEQ review comments and as a result, the Company recorded an additional accrual of $6 as of March 31, 2022. Chemours received additional letters from NC DEQ on March 28, 2022 and May 2, 2022. The Company is currently evaluating the objective and scope of NC DEQ’s comments and any additional action that may be required, which is not determinable at this time. As of March 31, 2022 and December 31, 2021, the Company had accrued $17 and $11, respectively, for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter and its evaluation of NC DEQ comments received to date. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any. Management’s estimate of the ultimate liability for this matter is dependent upon obtaining additional information, including, but not limited to, those items identified above and additional investigation work that has not yet been scoped or performed. Given the level of uncertainties noted above, the Company is not able to provide a reasonable high-end estimate beyond the $17 accrued at March 31, 2022. The ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

On-site surface water and groundwater remediation

Abatement and remediation measures already taken by Chemours, including the capture and disposal of its operations’ process wastewater and other interim actions, have addressed and abated nearly all PFAS discharges from the Company’s continuing operations at Fayetteville. However, the Company continues to have active dialogue with NC DEQ and other stakeholders regarding the potential remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives related to the impact of site surface water and groundwater contamination from historical operations.

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in on-site groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum.

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of an NPDES permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the second quarter of 2022.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Based upon the 30% design information, the planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River and depth of the wall to approximately 85 feet below ground along most of its length. Additionally, construction of approximately 64 pumping wells, are expected to extract groundwater for treatment. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides are also expected for large, heavy construction equipment to access the barrier wall location safely.

Further, the construction of a larger treatment plant is required to capture the volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hour period per the Addendum) up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling.

In August 2021, the Company reviewed the 60% complete design and associated updated preliminary vendor estimates, which was submitted to NC DEQ for review and approval. There were no material changes in estimate upon completing the review of the 60% design. Additionally, applications for the necessary permit for the groundwater extraction system have been submitted.

In September 2021, the Company received a ‘conditional approval’ of the 60% design of the barrier wall and groundwater extraction and treatment system which included comments that NC DEQ requested the Company to address, which the Company responded to in October 2021. The NC DEQ’s comments also addressed other onsite remediation activities under the CO, but unrelated to the design of the barrier wall and groundwater treatment system.

On March 25, 2022, the Company submitted the 90% design of the barrier wall and groundwater extraction and treatment system which included additional response to NC DEQ comments concerning the 60% design. Based on the 90% design report, the Company believes that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the CO and Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the project construction work be delayed, pending review by NC DEQ of the 90% design report. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required.

Pre-construction site preparation activities are in progress and construction of the water treatment facility and construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $286 and $289 at March 31, 2022 and December 31, 2021, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

At March 31, 2022, several significant uncertainties remain, principally related to NC DEQ review of the 90% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. Accordingly, at March 31, 2022, the Company estimated that the cost for the barrier wall and groundwater OM&M could range up to $310, of which $170 is accrued. While the Company believes that extension of the barrier wall along Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum, an estimate of the cost for the barrier wall extension of approximately $30 was included in the upper range of the cost estimates.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Consistent with prior periods, the Company accrued 20 years of OM&M for Fayetteville environmental remediation systems based on the CO and Addendum, which includes estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies (principally carbon) and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of March 31, 2022, management does not believe that a loss is probable.

In August 2021, the Company received a NOV from NC DEQ alleging violations of the facility’s Title V air permit for failure to reduce facility-wide annual emissions of GenX compounds and failure to properly operate and maintain a carbon absorber unit. The Company provided a response to the NOV in September 2021. In October 2021, the Company received two civil penalty assessments totaling $0.3 associated with the NOV. In November 2021, the Company appealed the civil penalty assessments in North Carolina’s Office of Administrative Hearings. In April 2022, the Company and NC DEQ entered into a settlement agreement pursuant to which the Company agreed to pay the civil penalty assessed by the agency and to take additional steps toward reducing air emissions. The administrative appeal has been dismissed.

In 2019, civil actions were filed against EID and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,400 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or EID concerning the discharges.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2022, a lawsuit was filed on behalf of an individual residing near the Fayetteville site against Chemours, EID and other defendants alleging negligence, nuisance and other claims related to the discharges from the Fayetteville site. The individual seeks compensatory property damages, punitive damages and medical monitoring. The lawsuit also alleges fraudulent transfer against EID and other EID entities, but not against Chemours.

In March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief.

It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation related to Fayetteville, and it is reasonably possible that these matters could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company. It is possible that additional developments similar to those described above and centering on Fayetteville could arise in other locations.

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed 15% of the purchase price and will expire on December 1, 2026. No liabilities have been recorded at March 31, 2022 and December 31, 2021 with respect to this indemnification.

Note 17. Equity

2018 Share Repurchase Program

In 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchase activity (the “2018 Share Repurchase Program”). In February 2019, the Company’s board of directors increased the authorization amount to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions.

The following table sets forth the Company’s share repurchase activity under the program for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Total number of shares purchased	4,851,966	—
Total amount for shares purchased	$146	$—
Average price paid per share	$30.06	$—

Through March 31, 2022, the Company purchased a cumulative 25,631,711 shares of Chemours’ issued and outstanding common stock, which amounted to $895 at an average share price of $34.92 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the program at March 31, 2022 was $105.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $10 and $12 for the three months ended March 31, 2022 and 2021, respectively.

Stock Options

During the three months ended March 31, 2022, Chemours granted approximately 1,030,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards granted during the three months ended March 31, 2022.

Three Months Ended March 31, 2022
Risk-free interest rate	1.61%
Expected term (years)	6.00
Volatility	56.71%
Dividend yield	3.85%
Fair value per stock option	$9.89

The Company recorded $2 and $5 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, approximately 7,610,000 stock options remained outstanding.

Restricted Stock Units

During the three months March 31, 2022, Chemours granted approximately 280,000 restricted stock units (“RSUs”) to key management employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $4 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, approximately 1,470,000 RSUs remained non-vested.

Performance Share Units

During the three months ended March 31, 2022, Chemours granted approximately 230,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $5 and $3 in stock-based compensation expense specific to its PSUs for the three months ended March 31, 2022 and 2021, respectively, based on its assessment of Company performance relative to award-based financial objectives. At March 31, 2022, approximately 860,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	20	6	(5)	4	25
Balance at March 31, 2022	$(1)	$11	$(241)	$(108)	$(339)

Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive income (loss)	28	6	(72)	4	(34)
Balance at March 31, 2021	$(48)	$(2)	$(192)	$(102)	$(344)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2022, the Company had 15 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $304, and an average maturity of one month. At December 31, 2021, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254, and an average maturity of one month. Chemours recognized net losses of $5 and $20 for the three months ended March 31, 2022 and 2021, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2022, the Company had 181 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $196, and an average maturity of five months. At December 31, 2021, the Company had 175 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195, and an average maturity of four months. Chemours recognized pre-tax gains of $5 and $4 for the three months ended March 31, 2022 and 2021, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2022 and 2021, $3 of gain and $2 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $9 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

At March 31, 2022 and December 31, 2021, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized pre-tax gains of $5 and $1 for the three months ended March 31, 2022 and 2021 within accumulated other comprehensive loss, respectively. For the three months ended March 31, 2022 and 2021, $1 and less than $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $5 of net pre-tax gain from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $26 and $37 for the three months ended March 31, 2022 and 2021, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2022 and 2021.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2022 and December 31, 2021.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2022	December 31, 2021
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	7	5
Interest rate swaps designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	5	—
Total asset derivatives		$12	$6

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$1	$1
Total liability derivatives		$1	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2022 and 2021.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	5
Interest rate swaps designated as a cash flow hedge	—	(1)	—	5
Euro-denominated debt designated as a net investment hedge	—	—	—	26

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(20)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	4
Interest rate swaps designated as a cash flow hedge	—	—	—	1
Euro-denominated debt designated as a net investment hedge	—	—	—	37

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Service cost	$(4)	$(4)
Interest cost	(2)	(1)
Expected return on plan assets	5	5
Amortization of actuarial loss	(2)	(2)
Amortization of prior service gain	—	1
Total net periodic pension cost	$(3)	$(1)

Amortization of actuarial loss	2	2
Amortization of prior service gain	—	(1)
Effect of foreign exchange rates	3	4
Benefit recognized in other comprehensive income	5	5
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$2	$4

The Company made cash contributions of $5 to its defined benefit pension plans during the three months ended March 31, 2022 and 2021, and expects to make additional cash contributions of $7 to its defined benefit pension plans during the remainder of 2022.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,145	$1,451
Restricted cash and restricted cash equivalents (1)	100	100
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,245	$1,551
(1)

Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is further discussed in “Note 16 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 23. Segment Information

Chemours operates through its three reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Company’s Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021) are presented under Other Segment. Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

Beginning with reports filed in the first quarter of 2022, the Company changed its methodology used to allocate certain corporate function expenses to the operating segments to provide the Company's Chief Operating Decision Maker (“CODM”) with a more meaningful representation of segment profitability. This allocation methodology change reflects corporate function resource usage by each operating segment based on certain commercial drivers, in addition to the cost drivers, as well as consideration of the Company's recent sale of the Mining Solutions business in 2021. The historical segment information, including adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), has been recast to conform to the current segment presentation.

Adjusted EBITDA is the primary measure of segment profitability used by the Company’s CODM and is defined as income (loss) before income taxes, excluding the following:

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
•

other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently, including Qualified Spend reimbursable by DuPont and/or Corteva as part of the Company’s cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

The following table sets forth certain summary financial information for the Company’s segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended March 31, 2022
Net sales to external customers	$928	$425	$385	$26	$1,764
Adjusted EBITDA	206	174	88	—	468
Depreciation and amortization	32	14	21	2	69

Three Months Ended March 31, 2021
Net sales to external customers	$723	$304	$333	$76	$1,436
Adjusted EBITDA	166	90	58	9	323
Depreciation and amortization	33	16	23	5	77

Total Assets
March 31, 2022	$2,414	$1,230	$1,683	$147	$5,474
December 31, 2021	2,318	1,124	1,621	149	5,212

Corporate and Other depreciation and amortization expense amounted to $5 and $6 for the three months ended March 31, 2022 and 2021, respectively. Corporate and Other total assets amounted to $2,050 and $2,338 at March 31, 2022 and December 31, 2021, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDA	$468	$323
Corporate and Other expenses (excluding items below)	(65)	(55)
Interest expense, net	(41)	(49)
Depreciation and amortization	(74)	(83)
Non-operating pension and other post-retirement employee benefit income	1	1
Exchanges losses, net	—	(8)
Restructuring, asset-related, and other charges (1)	(16)	5
Gain on sales of assets and businesses	1	—
Natural disasters and catastrophic events (2)	—	(16)
Transaction costs	—	(4)
Qualified spend recovery (3)	14	—
Legal and environmental charges (4,5)	(8)	(13)
Income before income taxes	$280	$101
(1)

In 2022, restructuring, asset related, and other charges primarily includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities. In 2021, restructuring, asset-related, and other charges primarily includes a net $9 gain resulting from contract termination with a third-party services provider at the Company’s previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

(2)	In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(3)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".

(4)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges which are discussed in further detail in “Note 16 – Commitments and Contingent Liabilities”.

(5)

Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to “Note 16 – Commitments and Contingent Liabilities” for further details.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2021, and as otherwise discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. We manage and report our operating results through three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business and our Mining Solutions business (prior to the business sale in 2021) are presented under Other Segment.

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

Additionally, our Corporate Responsibility Commitment focuses on three key principles – inspired people, a shared planet, and an evolved portfolio – in an effort to achieve, among other goals, increased diversity and inclusion in our global workforce, increased sustainability of our products, and addressing our carbon emissions. We call this responsible chemistry – it is rooted in who we are, and we expect that our Corporate Responsibility Commitment will drive sustainable, long-term earnings growth.

Recent Developments

Russia-Ukraine Conflict

In response to the ongoing conflict between Russia and Ukraine, there have been targeted economic sanctions on Russia, and in March 2022 we announced suspension of our business with Russian entities. While neither Russia nor Ukraine has composed or is expected to compose a material portion of Chemours’s total consolidated revenues, further escalation of geopolitical tensions could have a broader impact that expands into other geographical regions where we do business, which could adversely impact the economic activity in those regions and cause broader disruption of global supply chains. Potential impacts from further escalation of this rapidly evolving situation are currently unknown and could potentially subject our business to materially adverse consequences should the situation escalate beyond its current scope. The risks and uncertainties around operating as a multi-national corporation, include, but are not limited to, those described in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Net sales	$1,764	$1,436
Cost of goods sold	1,278	1,139
Gross profit	486	297
Selling, general, and administrative expense	141	139
Research and development expense	30	24
Restructuring, asset-related, and other charges	11	(5)
Total other operating expenses	182	158
Equity in earnings of affiliates	11	10
Interest expense, net	(41)	(49)
Other income, net	6	1
Income before income taxes	280	101
Provision for income taxes	46	5
Net income	234	96
Net income attributable to Chemours	$234	$96
Per share data
Basic earnings per share of common stock	$1.46	$0.58
Diluted earnings per share of common stock	1.43	0.57

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2022, compared with the same period in 2021.

Change in net sales from prior period	Three Months Ended March 31, 2022
Price	25%
Volume	4%
Currency	(2)%
Portfolio	(4)%
Total change in net sales	23%

Our net sales increased by $328 million (or 23%) to $1.8 billion for the three months ended March 31, 2022, compared with net sales of $1.4 billion for the same period in 2021. The increase in our net sales for the three months ended March 31, 2022 was primarily attributable to an increase in price of 25% and an increase in volume of 4%, partially offset by portfolio change headwind of 4% driven by the sale of our Mining Solutions business in 2021. Price and volume increases in net sales were driven by increases in price and volume across all our reportable segments. Unfavorable currency movements in all of our reportable segments added a headwind of 2% to our net sales.

The key drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $139 million (or 12%) to $1.3 billion for the three months ended March 31, 2022, compared with COGS of $1.1 billion for the same period in 2021. The increase in our COGS for the three months ended March 31, 2022 was primarily attributable to higher net sales, higher raw material costs due to inflation and supply constraints, higher distribution, freight, and logistics expenses, partially offset by Qualified Spend recovery from DuPont and Corteva recognized in the first quarter of 2022 and none recognized comparatively in the first quarter of 2021.

The Chemours Company

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $2 million (or 1%) to $141 million for the three months ended March 31, 2022, respectively, compared with SG&A expense of $139 million for the same period in 2021. The slight increase in our SG&A expense was primarily attributable to increased off-site environmental remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”). The increase in our SG&A expense was partially offset by transaction costs incurred in the three months ended March 31, 2021 related to the sale of our Mining Solutions business that did not reoccur in the three months ended March 31, 2022 and Qualified Spend recovery from DuPont and Corteva recognized in the first quarter of 2022 and none recognized comparatively in the first quarter of 2021.

Research and Development Expense

Our research and development (“R&D”) expense increased by $6 million (or 25%) to $30 million for the three months ended March 31, 2022, compared with R&D expense of $24 million for the same period in 2021. The increase in our R&D expense for the three months ended March 31, 2022 was primarily attributable to growth initiatives in the current year and our increased focus on product development in our Advanced Performance Materials segment.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $16 million (or over 100%) to $11 million for the three months ended March 31, 2022, compared with restructuring, asset-related, and other charges of $(5) million for the same period in 2021. Our restructuring, asset-related, and other charges for the three months ended March 31, 2022 were primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $5 million of employee separation charges incurred in connection with our 2022 Restructuring Program. Our restructuring, asset-related, and other charges for the three months ended March 31, 2021 were primarily attributable to a net $9 million gain in Other Charges in connection with our contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico. This was partially offset by $4 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates remained largely unchanged at $11 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

Interest Expense, Net

Our interest expense, net decreased by $8 million (or 16%) to $41 million for the three months ended March 31, 2022, respectively, compared with interest expense, net of $49 million for the same period in 2021. The decrease in our interest expense, net for the three months ended March 31, 2022 was primarily attributable to a reduction in our outstanding debt obligations and associated rates following the refinancing of our 7.000% senior notes due May 2025, denominated in U.S. dollars, in August of 2021.

Other Income, Net

Our other income, net increased by $5 million (or over 100%) to other income, net of $6 million for the three months ended March 31, 2022, compared with other income, net of $1 million for the same period in 2021. During the three months ended March 31, 2022, the comparative increase in our other income (expense), net was primarily attributable to favorable changes in net exchange gains and losses of $8 million driven by the favorable movements in foreign currencies, primarily the weakening of the euro against the U.S. dollar.

Provision for Income Taxes

Our provision for income taxes amounted to a provision for income taxes of $46 million and $5 million for the three months ended March 31, 2022 and 2021, respectively, which represented effective tax rates of 16% and 5%, respectively. The $41 million increase in our provision for income taxes for the three months ended March 31, 2022 was primarily attributable to increased profitability and changes to our geographical mix of earnings.

The Chemours Company

Segment Reviews

Beginning with reports filed in the first quarter of 2022, we changed our methodology used to allocate certain corporate function expenses to our operating segments to provide our Chief Operating Decision Maker (“CODM”) with a more meaningful representation of segment profitability. This allocation methodology change reflects corporate function resource usage by each operating segment based on certain commercial drivers, in addition to the cost drivers, as well as consideration of our recent sale of the Mining Solutions business in 2021. The historical segment information, including adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), has been recast to conform to the current segment presentation.

Adjusted EBITDA is the primary measure of segment profitability used by our CODM and is defined as income (loss) before income taxes, excluding the following:

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Titanium Technologies	$206	$166
Thermal & Specialized Solutions	174	90
Advanced Performance Materials	88	58
Other Segment	—	9
Corporate and Other	(65)	(55)
Total Adjusted EBITDA	$403	$268

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Segment net sales	$928	$723
Adjusted EBITDA	206	166
Adjusted EBITDA margin	22%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2022, compared with the same period in 2021.

Change in segment net sales from prior period	Three Months Ended March 31, 2022
Price	24%
Volume	6%
Currency	(2)%
Portfolio	—%
Total change in segment net sales	28%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $205 million (or 28%) to $928 million for the three months ended March 31, 2022, compared with segment net sales of $723 million for the same period in 2021. The increase in segment net sales for the three months ended March 31, 2022 was primarily attributable to an increase in price of 24% and an increase in volume of 6%. Price increases were due to contractual price changes, as well as price increases in our Flex and Distribution channels. Volume increases were driven by steady demand for our products across all end-markets and regions throughout the quarter despite constraints in output due to ore shortages. Unfavorable currency movements added a 2% headwind to the segment’s net sales during the three months ended March 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2022, segment Adjusted EBITDA increased by $40 million (or 24%) to $206 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 22%, compared with segment Adjusted EBITDA of $166 million and Adjusted EBITDA margin of 23% for the same period in 2021. The increase in Adjusted EBITDA during the three months ended March 31, 2022 was primarily attributable to the aforementioned increase in price and volume, partially offset by higher raw material, energy and logistics costs. The decrease in segment Adjusted EBITDA margin was primarily attributable to the aforementioned higher raw material, energy and logistics costs.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Segment net sales	$425	$304
Adjusted EBITDA	174	90
Adjusted EBITDA margin	41%	30%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2022, compared with the same period in 2021.

Change in segment net sales from prior period	Three Months Ended March 31, 2022
Price	40%
Volume	1%
Currency	(1)%
Portfolio	—%
Total change in segment net sales	40%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $121 million (or 40%) to $425 million for the three months ended March 31, 2022, compared with segment net sales of $304 million for the same period in 2021. The increase in segment net sales for the three months ended March 31, 2022 was primarily attributable to an increase in price of 40% and an increase in volume of 1%. Prices increased due to positive end-market contributions across the business excluding automotive, changing market and regulatory dynamics, along with actions implemented to offset inflationary headwinds. Volumes increased due to increased OpteonTM adoption, partially offset by demand headwinds from automotive original equipment manufacturers (“OEM”) related to semiconductor shortages. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the three months ended March 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2022, segment Adjusted EBITDA increased by $84 million (or 93%) to $174 million and Adjusted EBITDA margin increased by approximately 1,100 basis points to 41%, compared with segment Adjusted EBITDA of $90 million and Adjusted EBITDA margin of 30% for the same period in 2021. The increase in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 was primarily attributable to the aforementioned increase in price and volume, partially offset by higher raw material costs.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Segment net sales	$385	$333
Adjusted EBITDA	88	58
Adjusted EBITDA margin	23%	17%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2022, compared with the same period in 2021.

Change in segment net sales from prior period	Three Months Ended March 31, 2022
Price	15%
Volume	3%
Currency	(2)%
Portfolio	—%
Total change in segment net sales	16%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $52 million (or 16%) to $385 million for the three months ended March 31, 2022, compared with segment net sales of $333 million for the same period in 2021. The increase in segment net sales for the three months ended March 31, 2022 was primarily attributable to a 15% increase in price and an increase in volume of 3%. Global average selling price increased due to customer level pricing actions to offset increased raw material and energy prices along with mix improvement with increasing sales in higher value end-markets including advanced electronics and clean energy. Volumes increased due to higher global customer demand across nearly all regions and markets, partially offset by supply chain challenges. Unfavorable currency movements contributed a 2% headwind to the segment’s net sales during the three months ended March 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2022, segment Adjusted EBITDA increased by $30 million (or 52%) to $88 million and Adjusted EBITDA margin increased by approximately 600 basis points to 23%, compared with segment Adjusted EBITDA of $58 million and Adjusted EBITDA margin of 17% for the same period in 2021. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2022 were primarily attributable to the aforementioned increase in price and volume, partially offset by higher raw material and energy costs and growth investments.

Corporate and Other

Corporate and Other costs increased by $10 million (or 18%) to $65 million for the three months ended March 31, 2022, compared with Corporate and Other costs of $55 million for the same period in 2021. The increase in Corporate and Other costs for the three months ended March 31, 2022 was primarily attributable to legacy legal and environmental and employee-related costs, partially offset by Qualified Spend recovery from DuPont and Corteva recognized in the first quarter of 2022 and none recognized comparatively in the first quarter of 2021.

The Chemours Company

2022 Outlook

Our 2022 results will be driven by the following expectations in each of our reportable segments:

•

Titanium Technologies – Continued strength in demand across most end-markets, partially offset by headwinds from raw material inflation and shortages, logistics challenges, and broader customer supply chain issues;

•

Thermal & Specialized Solutions – Improved customer demand for our refrigerants, including continued OpteonTM adoption in mobile and stationary applications, paired with market recovery from semiconductor supply chain constraints; and,

•	Advanced Performance Materials – Continued strong demand for our polymers across diverse end-markets, partially offset by raw material inflation, energy costs, and logistics challenges.

We expect that our capital expenditures will be approximately $400 million.

Our outlook for 2022 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, macro-economic factors may be impacted by factors beyond our control, including the ongoing Russia-Ukraine conflict. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2021.

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

At March 31, 2022, we had total cash and cash equivalents of $1.1 billion, of which $742 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the three months ended March 31, 2022, we received approximately $148 million of net cash in the U.S. through intercompany loans and dividends. Management believes that sufficient liquidity is available in the U.S. through at least May 2023, which includes borrowing capacity under our revolving credit facility. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, and our expectations for capital expenditures, which did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our contractual and other obligations also include:

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At March 31, 2022, our consolidated balance sheets includes $566 million for environmental remediation liabilities, of which $182 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $182 million, $126 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Refer to the “Environmental Matter” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the next escrow payment of $100 million is expected to be made on or before September 30, 2022. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least May 2023. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on April 27, 2022, we announced our quarterly cash dividend of $0.25 per share for the second quarter of 2022. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $105 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$2	$39
Cash used for investing activities	(110)	(77)
Cash used for financing activities	(189)	(42)

Operating Activities

We generated $2 million and $39 million in cash flows from our operating activities during the three months ended March 31, 2022 and 2021, respectively. The decrease in our operating cash inflows was primarily attributable to working capital build-up, primarily in receivables, as well as higher incentive compensation payment in the first quarter of 2022 compared to the first quarter of 2021 and payment of the $25 million settlement with the State of Delaware.

Investing Activities

We used $110 million and $77 million in cash flows for our investing activities during the three months ended March 31, 2022 and 2021, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $106 million and $60 million, respectively. Purchases of property, plant, and equipment for the three months ended March 31, 2021 included $22 million of assets acquired in exchange for the termination of a contract with a third-party service provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

Financing Activities

We used $189 million in cash flows for our financing activities during the three months ended March 31, 2022 which were primarily attributable to our capital allocation activities, resulting in $144 million in purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program and $40 million returned to our shareholders in the form of cash dividends.

We used $42 million in cash flows for our financing activities during the three months ended March 31, 2021 which were primarily attributable to our capital allocation activities, resulting in $41 million returned to our shareholders in the form of cash dividends.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2022 and December 31, 2021.

(Dollars in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,145	$1,451
Accounts and notes receivable, net	1,014	720
Inventories	1,166	1,099
Prepaid expenses and other	68	75
Total current assets	$3,393	$3,345

Our accounts and notes receivable, net increased by $294 million (or 41%) to $1 billion at March 31, 2022, compared with accounts and notes receivable, net of $720 million at December 31, 2021. This increase in our accounts and notes receivable, net at March 31, 2022 was primarily attributable to higher net sales, the timing of collections from our customers, and an increase in receivables under the transition services agreement with Draslovka Holding a.s. associated with the sale of our Mining Solutions business and receivables under the terms of the MOU.

Our inventories increased by $67 million (or 6%) to $1.2 billion at March 31, 2022, compared with inventories of $1.1 billion at December 31, 2021. The increase in our inventories at March 31, 2022 was primarily attributable to build-up of our finished product inventories, along with higher raw material costs.

Our prepaid expenses and other assets decreased by $7 million (or 9%) to $68 million at March 31, 2022, compared with prepaid expenses and other assets of $75 million at December 31, 2021. The decrease in our prepaid expenses and other assets at March 31, 2022 was primarily attributable to a decrease in our prepaid insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2022 and December 31, 2021.

(Dollars in millions)	March 31, 2022	December 31, 2021
Accounts payable	$1,168	$1,162
Compensation and other employee-related costs	99	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	182	173
Other accrued liabilities	302	325
Total current liabilities	$1,775	$1,858

Our accounts payable and short-term and current maturities of long-term debt were largely unchanged at March 31, 2022 and December 31, 2021.

Our compensation and other employee-related costs decreased by $74 million (or 43%) to $99 million at March 31, 2022 compared with compensation and other employee-related costs of $173 million at December 31, 2021. The decrease in our compensation and other employee-related costs at March 31, 2022 was primarily attributable to decreased accruals for employee performance-based compensation following payout during the first quarter of 2022.

Our current environmental remediation increased by $9 million (or 5%) to $182 million at March 31, 2022 compared with current environmental remediation of $173 million at December 31, 2021. The increase in our current environmental remediation at March 31, 2022 was primarily attributable to increased accruals for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville and for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other counties downstream from Fayetteville.

Our other accrued liabilities decreased by $23 million (or 7%) to $302 million at March 31, 2022, compared with other accrued liabilities of $325 million at December 31, 2021. The decrease in our other accrued liabilities at March 31, 2022 was primarily attributable to payment of customer rebates during the first quarter of 2022 and a decrease in accrued current litigation following the payment of $25 million associated with our portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. This decrease in our other accrued liabilities at March 31, 2022 was partially offset by an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our credit facilities and notes.

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

(Dollars in millions)	Three Months Ended March 31, 2022
Net sales	$1,144
Gross profit	277
Income before income taxes	200
Net income	164
Net income attributable to Chemours	164

(Dollars in millions)	March 31, 2022	December 31, 2021
Assets
Current assets (1,2,3)	$1,606	$1,554
Long-term assets (4)	3,600	3,720

Liabilities
Current liabilities (2)	$1,435	$1,504
Long-term liabilities	4,466	4,497
(1)	Current assets includes $383 million and $525 million of cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
(2)

Current assets includes $538 million and $407 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2022 and December 31, 2021, respectively. Current liabilities includes $303 million and $328 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2022 and December 31, 2021, respectively.

(3)

As of March 31, 2022 and December 31, 2021, $180 million and $76 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $673 million and $729 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at March 31, 2022 and December 31, 2021, respectively.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2022 and December 31, 2021, the total amounts outstanding under these programs were $149 million and $153 million, respectively. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangement described in our MD&A and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At March 31, 2022 and December 31, 2021, our consolidated balance sheets include environmental remediation liabilities of $566 million and $562 million, respectively, relating to these matters, which, as discussed in further detail below, include $366 million and $359 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liability may range up to approximately $660 million above the amount accrued at March 31, 2022. This estimate is not intended to reflect an assessment of our maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2022 and December 31, 2021, the following table sets forth the liabilities of the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	March 31, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$29	$27
Fayetteville Works, Fayetteville, North Carolina	366	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	19	24
All other sites	111	110
Total environmental remediation	$566	$562

The four sites listed above represent 80% of our total accrued environmental remediation liabilities at March 31, 2022 and December 31, 2021. For these four sites, we expect to spend, in the aggregate, $218 million over the next three years. For all other sites, we expect to spend $67 million over the next three years.

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

In response to identified groundwater contamination, a groundwater interceptor well system (“IWS”) was installed in 1970, which was designed to contain contaminated groundwater and restrict off-site migration. Additional remediation is being completed under a federal RCRA Corrective Action permit. The site has been studied extensively over the years, and more than 25 remedial actions have been completed to date and engineering and institutional controls put in place to ensure protection of people and the environment. In 2017, a site perimeter sheet pile barrier intended to more efficiently contain groundwater was completed.

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. Discussions are ongoing with the U.S. Environmental Protection Agency (the “EPA”) and the New Jersey Department of Environmental Protection (the “NJ DEP”) relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site historic industrial activity as well as ongoing remedial programs.

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

The Chemours Company

Beginning in 1996, several stages of site investigation were conducted under oversight by the North Carolina Department of Environmental Quality (the “NC DEQ”), as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, the NC DEQ issued a Notice of Violation (“NOV”) in September 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

As discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by NC DEQ regarding Fayetteville and resolved litigations filed by NC DEQ and CFRW. In connection with the CO, a thermal oxidizer (“TO”) became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville.

In August 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum.

We began operation of a capture and treatment system from the site’s old outfall channel following the issuance of a National Pollutant Discharge Elimination System (“NPDES”) permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. We received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. Along with our third-party service provider, we have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, along with our third-party service provider, we are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the second quarter of 2022.

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

Based upon the 30% design information, the planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River and depth of the wall to approximately 85 feet below ground along most of its length. Additionally, construction of approximately 64 pumping wells, are expected to extract groundwater for treatment. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides are also expected for large, heavy construction equipment to access the barrier wall location safely.

Further, the construction of a larger treatment plant is required to capture the volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hour period per the Addendum) up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling.

In August 2021, we reviewed the 60% complete design and associated updated preliminary vendor estimates, which was submitted to NC DEQ for review and approval. There were no material changes in estimate upon completing the review of the 60% design. Additionally, applications for the necessary permit for the groundwater extraction system have been submitted.

In September 2021, we received a ‘conditional approval’ of the 60% design of the barrier wall and groundwater extraction and treatment system which included comments that NC DEQ requested us to address, which we responded to in October 2021. The NC DEQ’s comments also addressed other onsite remediation activities under the CO, but unrelated to the design of the barrier wall and groundwater treatment system.

The Chemours Company

On March 25, 2022, we submitted the 90% design of the barrier wall and groundwater extraction and treatment system which included additional response to NC DEQ comments concerning the 60% design. Based on the 90% design report, we believe that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the CO and Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the project construction work be delayed, pending review by NC DEQ of the 90% design report. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required.

Pre-construction site preparation activities are in progress and construction of the water treatment facility and construction of the barrier wall is expected to commence in 2022 with completion planned in the first quarter of 2023.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, we have accrued $286 million and $289 million at March 31, 2022 and December 31, 2021, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design and actual labor and material costs.

At March 31, 2022, several significant uncertainties remain, principally related to NC DEQ review of the 90% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. Accordingly, at March 31, 2022, we estimated that the cost for the barrier wall and groundwater OM&M could range up to $310 million, of which $170 million is accrued. While we believe that extension of the barrier wall along Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum, an estimate of the cost for the barrier wall extension of approximately $30 million was included in the upper range of the cost estimates.

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

Consistent with prior periods, we accrued 20 years of OM&M for Fayetteville environmental remediation systems based on the CO and Addendum, which includes estimated higher power consumption, ongoing monitoring, pretreatment, filtering supplies (principally carbon) and regular maintenance of the system over a 20-year period of estimated operation starting in 2023.

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

As of March 31, 2022, based on the CO, the Addendum, the CAP, and our plans, which are based on current regulations and technology, we have accrued $286 million and $80 million related to the estimated cost of on-site and off-site remediation, respectively. For the three months ended March 31, 2022, we accrued an additional $19 million, of which $4 million was attributable to our on-site and plant remediation and $15 million was attributable to off-site groundwater testing and water treatment system installations at additional qualifying third-party properties in the vicinity surrounding Fayetteville. Off-site installation, maintenance, and monitoring may be impacted by additional changes in estimates as actual experience may differ from management’s estimates.

The Chemours Company

At March 31, 2022 and December 31, 2021, we had $63 million and $59 million accrued, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. Off-site installation, maintenance, and monitoring cost estimates could change as actual experience may differ from management’s estimates.

In November 2021, NC DEQ notified us of the potential need to revise our off-site drinking water program under the CO in light of EPA’s recently published final toxicity assessment for GenX compounds and plan to develop a drinking water health advisory in the Spring of 2022. We cannot estimate the potential impact or additional cost due to the uncertainties on the potential EPA drinking water health advisories.

Also in November 2021, NC DEQ sent a notice to us regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of our obligations for such contamination. NC DEQ directed us to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as, an updated drinking water program to provide for sampling under the CO in such counties. We submitted our response on February 1, 2022, and an update to the interim drinking water plan for the counties was also submitted on April 1, 2022 in response to NC DEQ review comments and as a result, we recorded an additional accrual of $6 million as of March 31, 2022. We received additional letters from NC DEQ on March 28, 2022 and May 2, 2022. We are currently evaluating the objective and scope of NC DEQ’s comments and any additional action that may be required, which is not determinable at this time. As of March 31, 2022 and December 31, 2021, we had accrued $17 million and $11 million, respectively for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter and our evaluation of NC DEQ comments received to date. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any. Management’s estimate of the ultimate liability for this matter is dependent upon obtaining additional information, including, but not limited to, those items identified above and additional investigation work that has not yet been scoped or performed. Given the level of uncertainties noted above, we are not able to provide a reasonable high-end estimate beyond the $17 million accrued at March 31, 2022. The ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flow.

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

The environmental accrual for USS Lead continues to include completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC, relating to modified Zone 1 development, and EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential. We expect that our future costs for modified Zone 1 will be further contingent on the development of this area and implementation under the ROD Amendment, as well as any final allocation between PRPs. In 2021, we resolved the claims asserted by EPA related to past indirect costs associated with the 2012 ROD as amended, and the 2014 agreement entered into with EPA and the State of Indiana.

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

The Chemours Company

Climate Change

Central to our Corporate Responsibility Commitment (“CRC”) are our ten goals that we aim to achieve by 2030. These goals fall into three pillars: Inspired People, Shared Planet, and Evolved Portfolio. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. The Shared Planet pillar of our CRC underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our shared planet 2030 goals are comprised of the following:

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

For example, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted U.S. American Innovation and Manufacturing Act (“AIM”), promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential (“GWP”) and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

We are a proponent of the recently passed bipartisan AIM Act, that went into effect in 2022, and will begin the national phase-down of hydrofluorocarbons. In 2021, we announced the implementation of an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site.

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

As an energy and emissions intensive company, our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but may or may not be subject to programs requiring trading or emission controls. The EU Emission Trading System applies to our operating sites in that region. Furthermore, U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

The Chemours Company

PFOA

See our discussion under the heading “PFOA” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list Hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, Chemours filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action and we have appealed such decision.

PFAS

Refer to our discussion under the heading “PFAS” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier will include information on hazards and risks, available information on alternatives and an analysis of the risk management instrument for addressing the identified risks. The submitting countries indicate that they expect to submit the restriction dossier to ECHA in January 2023. As part of the preparation of the restriction dossier, stakeholders were requested to provide relevant information and, based on risk and socio-economic information, derogations from the proposed restriction may be proposed by the submitting countries. If a derogation is not proposed by the submitting countries, the relevant stakeholders may do so during a consultation process. The draft dossier will be reviewed by the ECHA committees Risk Assessment Committee (“RAC”) and Socio-economic Analysis Committees (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to material adverse effects on our results of operations, financial condition, and cash flows.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders that will be issued for PFAS compounds alleged to be associated with Fayetteville. In October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. Under the PFAS Strategic Roadmap, EPA indicated they plan to develop non-regulatory drinking water health advisories for certain PFAS compounds that have final EPA toxicity assessments, including for GenX compounds in the Spring of 2022. On March 18 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds. We continue to evaluate the impact of EPA’s final toxicity assessment and potential health advisory and have met with the agency to discuss process-related and technical concerns about the assessment and health advisory. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, we cannot estimate the potential impact or additional cost due to the uncertainties on the potential drinking water health advisories or other actions. The environmental remediation liabilities recorded for Fayetteville and certain other sites, such as Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of March 31, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet higher drinking water standards.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Net income attributable to Chemours	$234	$96
Non-operating pension and other post-retirement employee benefit income	(1)	(1)
Exchange losses, net	—	8
Restructuring, asset-related, and other charges (1)	16	(5)
Gain on sales of assets and businesses	(1)	—
Natural disasters and catastrophic events (2)	—	16
Transaction costs	—	4
Qualified spend recovery (3)	(14)	—
Legal and environmental charges (4,5)	8	13
Adjustments made to income taxes (6)	(3)	—
Benefit from income taxes relating to reconciling items (7)	—	(11)
Adjusted Net Income	239	120
Interest expense, net	41	49
Depreciation and amortization	74	83
All remaining provision for income taxes	49	16
Adjusted EBITDA	$403	$268

Weighted-average number of common shares outstanding - basic	159,897,673	165,652,778
Dilutive effect of our employee compensation plans	3,681,907	3,397,544
Weighted-average number of common shares outstanding - diluted	163,579,580	169,050,322

Per share data
Basic earnings per share of common stock	$1.46	$0.58
Diluted earnings per share of common stock	1.43	0.57
Adjusted basic earnings per share of common stock	1.49	0.72
Adjusted diluted earnings per share of common stock	1.46	0.71
(1)

In 2022, restructuring, asset related, and other charges primarily includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and our decision to suspend our business with Russian entities. In 2021, restructuring, asset-related, and other charges primarily includes a net $9 million gain resulting from contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

(2)	In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
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

(5)

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

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$2	$39
Less: Purchases of property, plant, and equipment (1)	(106)	(60)
Free Cash Flows	$(104)	$(21)
(1)

The three months ended March 31, 2021 includes $22 million related to construction-in-progress assets acquired in exchange for the termination of a contract with a third-party service provider at the Mining Solutions facility in Gomez Palacio, Durango, Mexico. In December 2021, the assets at the Mining Solutions facility in Gomez Palacio, Durango, Mexico were sold as part of the divestiture of our Mining Solutions Business.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve Months Ended March 31,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,448	$890
Less: Depreciation and amortization (1)	(307)	(324)
Adjusted EBIT	$1,141	$566

	As of March 31,
(Dollars in millions)	2022	2021
Total debt, net (2)	$3,716	$3,993
Total equity	1,167	852
Less: Cash and cash equivalents	(1,145)	(1,008)
Invested capital, net	$3,738	$3,837
Average invested capital (3)	$3,705	$3,880

Return on Invested Capital	31%	15%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

(2)	Total debt, net is net of unamortized issue discounts of $5 million and $7 million and debt issuance costs of $27 million and $27 million at March 31, 2022 and 2021, respectively.
(3)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of March 31,
(Dollars in millions)	2022	2021
Total debt principal	$3,748	$4,027
Less: Cash and cash equivalents	(1,145)	(1,008)
Total debt principal, net	$2,603	$3,019

	Twelve Months Ended March 31,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,448	$890

Net Leverage Ratio	1.8x	3.4x
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.

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

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. Refer to “Note 20 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2022, we had 15 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $304 million, the fair value of which amounted to negative $1 million. At December 31, 2021, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 million, the fair value of which amounted to less than negative $1 million. We recognized net losses of $5 million and $20 million for the three months ended March 31, 2022 and 2021, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2022, we had 181 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $196 million, the fair value of which amounted to $7 million. At December 31, 2021, we had 175 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $5 million. We recognized pre-tax gains of $5 million and $4 million for the three months ended March 31, 2022 and 2021, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2022 and 2021, $3 million of gain and $2 million of loss were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $26 million and $37 million for the three months ended March 31, 2022 and 2021, respectively, on our net investment hedge within accumulated other comprehensive loss.

Interest Rate Risk

We entered into interest rate swaps to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At March 31, 2022, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to $5 million. At December 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to less than $1 million. We recognized pre-tax gains of $5 million and $1 million for the three months ended March 31, 2022 and 2021, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2022 and 2021, losses of $1 million and less than $1 million were reclassified to interest expense, net from accumulated other comprehensive losses, respectively.

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

As of March 31, 2022, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fayetteville, North Carolina

Actions related to Fayetteville, other than those by the State of North Carolina, as discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are shown below.

In the U.S. District Court for the Eastern District of North Carolina:

•	Carey et al. vs. E. I. DuPont de Nemours and Company (7:17-cv-00189-D; 7:17-cv-00197-D; and, 7:17-cv-00201-D);
•	Cape Fear Public Utility Authority vs. The Chemours Company FC, LLC et al. and Brunswick County v. DowDuPont et al. (7:17-cv-00195-D and 7:17-cv-00209-D);
•	Dew et al. vs. E. I. DuPont de Nemours and Company et al. (17:18-cv-00030-D);
•	O’Brien et al. vs. E. I. DuPont de Nemours and Company et al. (5:20-cv-00208-D); and,
•	Priselac vs. The Chemours Company et al. (20-CVS-499).

In Bladen County, North Carolina:

•	Kinlaw et al. vs. The Chemours Company et al. (20-CVS-497); and,
•	Lohr et al. vs. The Chemours Company et al. (20-CVS-498).

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019 and at this time management does not believe that a loss is probable related to this NOV. We have also received NOVs from the North Carolina Department of Environmental Quality (“NC DEQ”) following entry of the Consent Order (“CO”), including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

The Chemours Company

Item 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

In August 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2018 Share Repurchase Program”). In February 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions.

The following table sets forth the purchases of our issued and outstanding common stock under the program for the three months ended March 31, 2022.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended January 31, 2022	1,180,337	$34.29	1,180,337	$210
Month ended February 28, 2022	1,110,007	29.77	1,110,007	177
Month ended March 31, 2022	2,561,622	28.24	2,561,622	105
Total	4,851,966	$30.06	4,851,966	$105
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

Through March 31, 2022, we have purchased a cumulative 25,631,711 shares of our issued and outstanding common stock, which amounted to $895 million at an average share price of $34.92 per share. The aggregate amount of our common stock that remained available for purchase under the program at March 31, 2022 was $105 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 3, 2022

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)