Form 10-Q
period 2022-06-30
Chemours Co
filed 2022-08-01
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 155,138,348 shares of common stock, $0.01 par value, outstanding at July 25, 2022.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,915	$1,655	$3,679	$3,091
Cost of goods sold	1,418	1,391	2,697	2,530
Gross profit	497	264	982	561
Selling, general, and administrative expense	254	172	395	310
Research and development expense	25	27	55	51
Restructuring, asset-related, and other charges	1	5	12	—
Total other operating expenses	280	204	462	361
Equity in earnings of affiliates	16	10	28	20
Interest expense, net	(40)	(47)	(82)	(97)
Other income, net	38	21	44	21
Income before income taxes	231	44	510	144
Provision for (benefit from) income taxes	30	(22)	76	(17)
Net income	201	66	434	161
Net income attributable to Chemours	$201	$66	$434	$161
Per share data
Basic earnings per share of common stock	$1.29	$0.40	$2.75	$0.97
Diluted earnings per share of common stock	1.26	0.39	2.69	0.95

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$201			$66
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$32	$(8)	24	$(13)	$3	(10)
Unrealized gain (loss) on cash flow hedge	9	(1)	8	(1)	—	(1)
Reclassifications to net income - cash flow hedge	(4)	1	(3)	2	—	2
Hedging activities, net	37	(8)	29	(12)	3	(9)
Cumulative translation adjustment	(73)	—	(73)	36	—	36
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	4	—	4	(2)	—	(2)
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	2	—	2
Amortization of prior service gain	—	—	—	(1)	—	(1)
Defined benefit plans, net	$6	$(1)	5	$(1)	$—	(1)
Other comprehensive (loss) income			(39)			26
Comprehensive income			162			92
Comprehensive income attributable to Chemours			$162			$92

	Six Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$434			$161
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$58	$(14)	44	$24	$(6)	18
Unrealized gain on cash flow hedge	18	(3)	15	3	(1)	2
Reclassifications to net income - cash flow hedge	(6)	1	(5)	4	(1)	3
Hedging activities, net	70	(16)	54	31	(8)	23
Cumulative translation adjustment	(77)	—	(77)	(34)	—	(34)
Defined benefit plans:
Additions to accumulated other comprehensive loss:
Effect of foreign exchange rates	7	—	7	2	—	2
Reclassifications to net income:
Amortization of actuarial loss	4	(1)	3	4	(1)	3
Amortization of prior service gain	(1)	—	(1)	(2)	—	(2)
Defined benefit plans, net	$10	$(1)	9	$4	$(1)	3
Other comprehensive loss			(14)			(8)
Comprehensive income			420			153
Comprehensive income attributable to Chemours			$420			$153

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,248	$1,451
Accounts and notes receivable, net	1,066	720
Inventories	1,219	1,099
Prepaid expenses and other	73	75
Total current assets	3,606	3,345
Property, plant, and equipment	9,264	9,232
Less: Accumulated depreciation	(6,153)	(6,078)
Property, plant, and equipment, net	3,111	3,154
Operating lease right-of-use assets	220	227
Goodwill	102	102
Other intangible assets, net	13	6
Investments in affiliates	177	169
Restricted cash and restricted cash equivalents	100	100
Other assets	401	447
Total assets	$7,730	$7,550
Liabilities
Current liabilities:
Accounts payable	$1,249	$1,162
Compensation and other employee-related cost	111	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	239	173
Other accrued liabilities	263	325
Total current liabilities	1,886	1,858
Long-term debt, net	3,656	3,724
Operating lease liabilities	178	179
Long-term environmental remediation	468	389
Deferred income taxes	54	49
Other liabilities	273	269
Total liabilities	6,515	6,468
Commitments and contingent liabilities (Note 16)
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 194,761,628 shares issued and 155,572,669 shares outstanding at June 30, 2022; 191,860,159 shares issued and 161,046,732 shares outstanding at December 31, 2021)	2	2
Treasury stock, at cost (39,188,959 shares at June 30, 2022; 30,813,427 shares at December 31, 2021)	(1,517)	(1,247)
Additional paid-in capital	1,005	944
Retained earnings	2,102	1,746
Accumulated other comprehensive loss	(378)	(364)
Total Chemours stockholders’ equity	1,214	1,081
Non-controlling interests	1	1
Total equity	1,215	1,082
Total liabilities and equity	$7,730	$7,550

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2021	190,783,383	$2	25,319,235	$(1,072)	$907	$1,357	$(344)	$2	$852
Common stock issued - compensation plans	8,140	—	—	—	—	—	—	—	—
Exercise of stock options, net	324,086	—	—	—	5	—	—	—	5
Purchases of treasury stock, at cost	—	—	423,273	(15)	—	—	—	—	(15)
Stock-based compensation expense	—	—	—	—	8	—	—	—	8
Net income	—	—	—	—	—	66	—	—	66
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(42)	—	—	(42)
Other comprehensive income	—	—	—	—	—	—	26	—	26
Balance at June 30, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900

Balance at April 1, 2022	192,509,285	$2	35,665,393	$(1,393)	$956	$1,940	$(339)	$1	$1,167
Common stock issued - compensation plans	3,717	—	—	—	—	—	—	—	—
Exercise of stock options, net	2,248,626	—	—	—	42	—	—	—	42
Purchases of treasury stock, at cost	—	—	3,523,566	(124)	—	—	—	—	(124)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Net income	—	—	—	—	—	201	—	—	201
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	—	—	—	(39)	—	(39)
Balance at June 30, 2022	194,761,628	$2	39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	154,312	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	721,414	—	—	—	11	—	—	—	11
Purchases of treasury stock, at cost	—	—	423,273	(15)	—	—	—	—	(15)
Stock-based compensation expense	—	—	—	—	20	—	—	—	20
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	161	—	—	161
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(82)	—	—	(82)
Other comprehensive loss	—	—	—	—	—	—	(8)	—	(8)
Balance at June 30, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900

Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	295,736	—	—	—	—	—	—	—	—
Exercise of stock options, net	2,605,733	—	—	—	48	—	—	—	48
Purchases of treasury stock, at cost	—	—	8,375,532	(270)	—	—	—	—	(270)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	434	—	—	434
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(78)	—	—	(78)
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Balance at June 30, 2022	194,761,628	$2	39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$434	$161
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	146	163
Gain on sales of assets and businesses, net	(27)	(2)
Equity in earnings of affiliates, net	(23)	(19)
Amortization of debt issuance costs and issue discounts	4	4
Deferred tax benefit	(9)	(39)
Asset-related charges	5	—
Stock-based compensation expense	17	20
Net periodic pension cost	4	3
Defined benefit plan contributions	(7)	(8)
Other operating charges and credits, net	(8)	24
Decrease (increase) in operating assets:
Accounts and notes receivable	(339)	(288)
Inventories and other operating assets	(86)	(60)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	182	336
Cash provided by operating activities	293	295
Cash flows from investing activities
Purchases of property, plant, and equipment	(168)	(127)
Proceeds from sales of assets and businesses	33	—
Foreign exchange contract settlements, net	(1)	(7)
Other investing activities	(9)	—
Cash used for investing activities	(145)	(134)
Cash flows from financing activities
Debt repayments	(7)	(27)
Payments on finance leases	(6)	(5)
Payments of debt issuance cost	(1)	—
Purchases of treasury stock, at cost	(272)	(13)
Proceeds from exercised stock options, net	48	11
Payments related to tax withholdings on vested stock awards	(4)	(2)
Payments of dividends to the Company's common shareholders	(78)	(82)
Cash used for financing activities	(320)	(118)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(31)	(9)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(203)	34
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,551	1,105
Cash, cash equivalents, restricted cash and restricted cash equivalents at June 30,	$1,348	$1,139

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$41	$43
Treasury Stock repurchased, not settled	2	2

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

Note 3. Acquisitions and Divestitures

Divestitures

In December 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17 (the “Beaumont Transaction”). The Company completed the land sale on May 24, 2022 and received net cash proceeds of $17. In January 2022, the Company entered into a stock agreement to sell certain of its wholly-owned subsidiaries and the remaining assets at its former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”). The Company completed the sale on June 9, 2022 and received net cash proceeds of $16. Upon completion of the sale transactions, the Company recorded a net pre-tax gain of $11 and $18 in other income, net in the consolidated statements of operations, respectively, during the three and six months ended June 30, 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales by geographic region (1)
North America:
Titanium Technologies	$366	$250	$680	$456
Thermal & Specialized Solutions	315	168	575	315
Advanced Performance Materials	152	130	297	240
Other Segment	16	50	29	83
Total North America	849	598	1,581	1,094
Asia Pacific:
Titanium Technologies	284	269	564	515
Thermal & Specialized Solutions	59	49	94	86
Advanced Performance Materials	161	150	314	290
Other Segment	6	6	12	12
Total Asia Pacific	510	474	984	903
Europe, the Middle East, and Africa:
Titanium Technologies	201	223	413	398
Thermal & Specialized Solutions	91	89	171	176
Advanced Performance Materials	72	67	145	135
Other Segment	5	5	9	9
Total Europe, the Middle East, and Africa	369	384	738	718
Latin America (2):
Titanium Technologies	117	117	240	214
Thermal & Specialized Solutions	53	34	103	66
Advanced Performance Materials	16	15	30	30
Other Segment	1	33	3	66
Total Latin America	187	199	376	376
Total net sales	$1,915	$1,655	$3,679	$3,091

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$968	$859	$1,897	$1,583
Thermal & Specialized Solutions:
Refrigerants	424	271	768	512
Foam, propellants, and other	94	69	175	131
Advanced Performance Materials:
Fluoropolymers and advanced materials	401	362	786	695
Other Segment	28	94	53	170
Total net sales	$1,915	$1,655	$3,679	$3,091
(1)	Net sales are attributed to countries based on customer location.
(2)	Latin America includes Mexico.

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Contract assets:
Accounts receivable - trade, net (Note 8)	$923	$644
Contract liabilities:
Deferred revenue	$7	$5
Customer rebates (Note 13)	63	83

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2022 were not significant. For the three and six months ended June 30, 2022, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2022 and December 31, 2021.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2022, Chemours had $9 of remaining performance obligations. The Company expects to recognize approximately 35% of its remaining performance obligations as revenue in 2022 and approximately 65% as revenue in 2023. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2022 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee separation charges	$1	$(1)	$6	$(2)
Decommissioning and other charges (1)	—	6	1	2
Total restructuring and other charges	1	5	7	—
Asset-related charges (2)	—	—	5	—
Total restructuring, asset-related, and other charges	$1	$5	$12	$—
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

2022 Restructuring Program

In the first quarter of 2022, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. The Company recorded $1 and $6 of employee separation costs for the three and six months ended June 30, 2022, which it expects to incur to complete the severance program. The severance costs were recognized as follows: $1 in Thermal & Specialized Solutions, $2 in Advanced Performance Materials and $3 in Corporate and Other. The program and related severance payments are expected to be substantially completed by the end of 2022.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2022.

	Other Segment Site Closures	2022 Restructuring Program	Total
Balance at December 31, 2021	$1	$—	$1
Charges to income	—	6	6
Payments	(1)	(2)	(3)
Balance at June 30, 2022	$—	$4	$4

At June 30, 2022, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Leasing, contract services, and miscellaneous income	$11	$10	$15	$12
Royalty income (1)	2	4	2	7
Gain on sales of assets and businesses, net (2)	26	2	27	2
Exchange (losses) gains, net (3)	(3)	3	(3)	(5)
Non-operating pension and other post-retirement employee benefit income (4)	2	2	3	5
Total other income, net	$38	$21	$44	$21
(1)	Royalty income is primarily from technology licensing.
(2)

For the three and six months ended June 30, 2022, gain on sale includes net pre-tax gain on sale of $11 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction which is further discussed in “Note 3 – Acquisitions and Divestitures”.

(3)	Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(4)	Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Chemours	$201	$66	$434	$161
Denominator:
Weighted-average number of common shares outstanding - basic	156,224,802	166,168,550	158,051,092	165,912,089
Dilutive effect of the Company’s employee compensation plans	3,442,411	3,989,453	3,562,159	3,693,498
Weighted-average number of common shares outstanding - diluted	159,667,213	170,158,003	161,613,251	169,605,587

Basic earnings per share of common stock	$1.29	$0.40	$2.75	$0.97
Diluted earnings per share of common stock	1.26	0.39	2.69	0.95

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average number of stock options	868,168	1,494,624	1,173,275	1,502,192

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Accounts receivable - trade, net (1)	$923	$644
VAT, GST, and other taxes (2)	56	41
Other receivables (3)	87	35
Total accounts and notes receivable, net	$1,066	$720
(1)

Accounts receivable - trade, net includes trade notes receivable of $2 and $17 and is net of allowances for doubtful accounts of $10 and $5 at June 30, 2022 and December 31, 2021, respectively. Such allowances are equal to the estimated uncollectible amounts.

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

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $2 and $8 for the three and six months ended June 30, 2022, respectively, and $1 for the three and six months ended June 30, 2021.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Finished products	$815	$704
Semi-finished products	216	192
Raw materials, stores, and supplies	499	475
Inventories before LIFO adjustment	1,530	1,371
Less: Adjustment of inventories to LIFO basis	(311)	(272)
Total inventories	$1,219	$1,099

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $707 and $650 (or 46% and 47%, respectively) of inventories before the LIFO adjustments at June 30, 2022 and December 31, 2021, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Equipment	$7,558	$7,559
Buildings	1,171	1,168
Construction-in-progress	396	361
Land	103	108
Mineral rights	36	36
Property, plant, and equipment	9,264	9,232
Less: Accumulated depreciation	(6,153)	(6,078)
Total property, plant, and equipment, net	$3,111	$3,154

Property, plant, and equipment, net included gross assets under finance leases of $91 and $95 at June 30, 2022 and December 31, 2021, respectively.

Depreciation expense amounted to $71 and $144 for the three and six months ended June 30, 2022, respectively, and $78 and $158 for the three and six months ended June 30, 2021, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $55 and $99 for the three and six months ended June 30, 2022, respectively, and $40 and $74 for the three and six months ended June 30, 2021, respectively. Purchases from the Company’s equity method investees amounted to $60 and $109 for the three and six months ended June 30, 2022, respectively, and $51 and $86 for the three and six months ended June 30, 2021, respectively. Dividends received from the equity method investees amounted to $0 and $2 for the three and six months ended June 30, 2022, respectively, and less than $1 and $1 for the three and six months ended June 30, 2021, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Capitalized repair and maintenance costs	$152	$195
Pension assets (1)	56	55
Deferred income taxes	170	171
Miscellaneous	23	26
Total other assets	$401	$447
(1)	Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Accrued litigation (1)	$14	$36
Asset retirement obligations (2)	10	14
Income taxes	35	43
Customer rebates	63	83
Accrued interest	17	17
Operating lease liabilities	52	59
Miscellaneous (3)	72	73
Total other accrued liabilities	$263	$325
(1)	Represents the current portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(2)	Represents the current portion of asset retirement obligations, which are discussed further in “Note 15 – Other Liabilities”.
(3)	Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$771	$776
Tranche B-2 euro term loan due April 2025 (€335 at June 30, 2022 and €337 at December 31, 2021)	355	381
Senior unsecured notes:
4.000% due May 2026 (€450 at June 30, 2022 and December 31, 2021)	476	510
5.375% due May 2027	500	500
5.750% due November 2028	800	800
4.625% due November 2029	650	650
Finance lease liabilities	66	72
Financing obligation (1)	92	93
Total debt principal	3,710	3,782
Less: Unamortized issue discounts	(5)	(5)
Less: Unamortized debt issuance costs	(25)	(28)
Less: Short-term and current maturities of long-term debt	(24)	(25)
Total long-term debt, net	$3,656	$3,724
(1)

At June 30, 2022 and December 31, 2021, financing obligation includes $92 and $93, respectively, in connection with the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

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

No borrowings were outstanding under the Revolving Credit Facility at June 30, 2022 and December 31, 2021. The Company made term loan repayments of $3 and $6 for the three and six months ended June 30, 2022, respectively, and $3 and $7 for the three and six months ended June 30, 2021, respectively. Chemours also had $105 and $107 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 3.4% and 2.5%, respectively. Also, at June 30, 2022, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2022, the Company received $339 and $677, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $339 and $677, respectively, of incremental accounts receivable. During the three and six months ended June 30, 2021, the Company received $345 and $616, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $370 and $641, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $217 and $76 at June 30, 2022 and December 31, 2021, respectively. The Company incurred $1 and $2 of fees associated with the Securitization Facility during the three and six months ended June 30, 2022, respectively, and $1 during the three and six months ended June 30, 2021. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, following the end of each fiscal year, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2022	$6
2023	13
2024	13
2025	1,094
2026	476
Thereafter	1,950
Total principal maturities on debt	$3,552

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$771	$730	$776	$769
Tranche B-2 euro term loan due April 2025 (€335 at June 30, 2022 and €337 at December 31, 2021)	355	333	381	378
Senior unsecured notes:
4.000% due May 2026 (€450 at June 30, 2022 and December 31, 2021)	476	424	510	518
5.375% due May 2027	500	457	500	538
5.750% due November 2028	800	683	800	846
4.625% due November 2029	650	516	650	645
Total senior debt principal	3,552	$3,143	3,617	$3,694
Less: Unamortized issue discounts	(5)		(5)
Less: Unamortized debt issuance costs	(25)		(28)
Total senior debt, net	$3,522		$3,584

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Employee-related costs (1)	$90	$94
Accrued litigation (2)	50	50
Asset retirement obligations (3)	68	62
Miscellaneous (4)	65	63
Total other liabilities	$273	$269
(1)	Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)	Represents the long-term portion of accrued litigation, which is discussed further in “Note 16 – Commitments and Contingent Liabilities”.
(3)

Represents the long-term portion of asset retirement obligations, which totaled $78 and $76 when combined with the current portion at June 30, 2022 and December 31, 2021, respectively, as disclosed in “Note 13 – Other Accrued Liabilities”. For the six months ended June 30, 2022, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.

(4)	Miscellaneous primarily includes an accrued workers compensation indemnification liability of $34 and $32 at June 30, 2022 and December 31, 2021.

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

The following table sets forth the components of the Company’s accrued litigation at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Asbestos	$33	$33
PFOA	23	23
All other matters (1)	8	30
Total accrued litigation	$64	$86
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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2022 and December 31, 2021.

	Balance Sheet Location	June 30, 2022	December 31, 2021
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 13)	$14	$36
Long-term accrued litigation	Other liabilities (Note 15)	50	50
Total accrued litigation		$64	$86
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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. To date under the MOU, total aggregate Qualified Spend, including settlements, by Chemours, DuPont, and Corteva has amounted to $223. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $39 and $64 during the three and six months ended June 30, 2022, respectively, and $30 and $42 during the three and six months ended June 30, 2021, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. At June 30, 2022 and December 31, 2021, the Company had $100 deposited in the escrow account, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At June 30, 2022 and December 31, 2021, there were approximately 900 and 1,000 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At June 30, 2022 and December 31, 2021, Chemours had an accrual of $33 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2022 and December 31, 2021, there were 15 and 19 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At June 30, 2022 and December 31, 2021, Chemours maintained accruals of $23, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through June 30, 2022, approximately $1.9 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $23 accrued at June 30, 2022 and December 31, 2021.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 2,700 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). Upon conclusion of Tier Two discovery, one of the three water provider cases will be selected for the first bellwether trial, with the case being called for jury selection and/or trial on or after March 1, 2023. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with Plaintiffs’ Counsel on these cases.

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

In Illinois, a lawsuit was filed in May 2022 in the state court against numerous defendants, including EID. The lawsuit alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, Pennsylvania, Colorado, Florida and Wisconsin have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer.

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

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. In addition, seven lawsuits were filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Furthermore, nine additional lawsuits were filed with similar allegations of personal injury, six of which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

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

In California, several lawsuits were filed in state court against several defendants, including EID and Chemours. The complaints allege product liability, negligence, nuisance and trespass. Plaintiffs seek declaratory and injunctive relief, including abatement, as well as compensatory and punitive damages. The lawsuits include matters filed by:

•

11 southern California public water systems, the City of Corona, California and the Corona Utility Authority that allege manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The matter involving the 11 southern California public water systems has been transferred to the AFFF MDL. In the matter involving the City of Corona, California and the Corona Utility Authority, in February 2022, the court dismissed the case against EID and Chemours on jurisdictional grounds and the plaintiffs appealed the decision.

•

Atascadero Mutual Water Company in San Luis Obispo County, California alleging damages to drinking water supply from PFAS releases, including PFOA and PFOS, into the environment. This matter has been transferred to the AFFF MDL.

•	Sacramento Suburban Water District alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources the Water District uses to provide water.

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

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court.

In Alabama, a purported class action was filed in July 2022 in Alabama federal court against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages.

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

Securities Litigation

In October 2019, a putative class action was filed in Delaware federal court against Chemours and certain of its officers. Following appointment of lead plaintiff, the New York State Teachers’ Retirement System, and counsel, the plaintiff filed an amended complaint alleging that the defendants violated the Securities and Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities and litigation matters assigned to Chemours in connection with its spin-off from EID. The amended complaint seeks a class of purchasers of Chemours stock between February 16, 2017 and August 1, 2019 and demands compensatory damages and fees. In February 2022, the Delaware federal court granted in part and denied in part Chemours’ motion to dismiss the amended complaint and later ordered proceeding to determine if the remaining claims in the complaint shall proceed. In March 2022, plaintiff sought reconsideration of certain portions of the court’s ruling. In May 2022, lead plaintiff filed a Stipulation, Joint Motion and Proposed Order (“Stipulation”) withdrawing plaintiff’s motion for reconsideration, striking certain allegations in the complaint relating to the claims that remained, waiving any appeal in connection with the action, and jointly moving the court to reconsider its prior partial dismissal order and grant Chemours’ motion to dismiss the complaint. The court entered an order approving the Stipulation, granting Chemours’ motion to dismiss, and dismissing all claims in the complaint with prejudice.

Commencing in July 2020, follow-on derivative lawsuits were filed by individual shareholders in Delaware federal court against Chemours, its directors and certain of its officers. The lawsuits rely on factual allegations similar to those in the securities action discussed above and allege breach of fiduciary duty and other claims. In July 2021 and June 2022, the plaintiffs in the follow-on lawsuits voluntarily dismissed the actions. These matters are now closed.

Patent Infringement

In November 2017, Chemours filed an action for infringement of two of its patents against Daikin America, Inc., and Daikin Industries, LTD. (“Daikin”) in the Delaware federal court. Chemours alleges that Daikin have made, used, offered to sell, sold, or imported certain copolymers which infringe the patents-in-suit. In July 2022, the parties entered into a confidential settlement and the case has been dismissed.

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

The following table sets forth the Company’s environmental remediation liabilities at June 30, 2022 and December 31, 2021 for the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	June 30, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina (1)	510	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	19	24
All other sites	107	110
Total environmental remediation	$707	$562
(1)	For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Current environmental remediation	$239	$173
Long-term environmental remediation	468	389
Total environmental remediation	$707	$562

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liability may range up to approximately $720 above the amount accrued at June 30, 2022. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued the first TSCA Section 4(a)(2) order under this program to five recipients, including Chemours and EID, and Chemours has met with the agency in July 2022 to discuss the order and responded to it.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. The Company continues to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of June 30, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compound, including HFPO Dimer Acid.

Chemours environmental remediation expenses were $182 and $211 for the three and six months ended June 30, 2022, respectively, and $187 and $212 for the three and six months ended June 30, 2021, respectively of which $174 and $193 for the three and six months ended June 30, 2022, respectively, and $181 and $192 for the three and six months ended June 30, 2021, respectively, relate to Fayetteville (discussed further below).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fayetteville Works, Fayetteville, North Carolina

Fayetteville has been in operation since the 1970s and is located next to the Cape Fear River southeast of the City of Fayetteville, North Carolina. HFPO Dimer Acid, (sometimes referred to as “GenX” or “C3 Dimer Acid”) is manufactured at Fayetteville. The Company has operated the site since its Separation from EID in 2015.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
On-site remediation	$323	$289
Off-site groundwater remediation	187	70
Total Fayetteville environmental remediation	$510	$359

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Current environmental remediation	$181	$114
Long-term environmental remediation	329	245
Total Fayetteville environmental remediation	$510	$359

Chemours environmental remediation expenses related to Fayetteville were $174 and $193 for the three and six months ended June 30, 2022, respectively, and $181 and $192 for the three and six months ended June 30, 2021, respectively. As discussed below in accordance with the guidance on accounting changes, the Company revised its estimated liability for the three months ended June 30, 2022 and 2021. An incremental $108 and $5, respectively, was accrued related off-site drinking water remediation and an incremental $58 and $109, respectively, was accrued related to the construction of the barrier wall and the future operation of the groundwater extraction and treatment system.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested for GenX above the state provisional health goal of 140 parts per trillion (“ppt”), or any applicable health advisory, whichever is lower, may be eligible for public water or a whole building filtration system. Qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for GenX or other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the qualifying property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires. In September 2021, the Company entered into an agreement with Bladen County, North Carolina to fund public water system upgrades and connections associated with providing permanent replacement drinking water supplies under the CO.

In June 2022, following EPA’s release of a final drinking water health advisory for GenX compounds, including HFPO Dimer Acid, by EPA, NC DEQ sent a notice to Chemours requiring the Company to revise its drinking water compliance plan and feasibility study report, and to provide public water or whole building filtration systems to eligible properties with a private drinking water well that have tested above 10 ppt for GenX compounds under Paragraph 19 of the CO. On July 13, 2022, Chemours submitted its response to NC DEQ, providing information and other items requested by NCDEQ for its approval. Notwithstanding the Petition for Review of the EPA GenX compounds health advisory, and reserving its rights related thereto, the Company proposed a plan to extend Paragraph 19 options to properties that have tested above 10 ppt for GenX compounds, including conducting a feasibility review. As a result of Chemours’ proposed plan in response to the NC DEQ notice, the Company recorded approximately $108 in selling, general, and administrative expense, reflecting a change in estimate for the estimated qualifying properties previously qualified for under-sink RO units that may now be eligible for public water or a whole building filtration system resulting from the lower health advisory for GenX of 10ppt.

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., public water or whole building filtration system, or RO units), the cost of installation of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO.

At June 30, 2022 and December 31, 2021, the Company had $170 and $59 accrued, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. Off-site installation, maintenance, and monitoring cost estimates could change as actual experience may differ from management’s estimates or new information may become available.

In November 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as an updated drinking water program to provide for sampling under the CO in such counties. In response, the Company submitted in February 2022 an interim drinking water plan and a separate assessment framework plan, which were subsequently updated based on comments received from NC DEQ.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As of June 30, 2022 and December 31, 2021, the Company had accrued $17 and $11, respectively, for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter and its evaluation of NC DEQ comments received to date. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any. Management’s estimate of the ultimate liability for this matter is dependent upon obtaining additional information, including, but not limited to, those items identified above, EPA’s health advisories and additional investigation work that has not yet been scoped or performed. Given the level of uncertainties noted above, the Company is not able to provide a reasonable high-end estimate beyond the $17 accrued at June 30, 2022. The ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

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

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of an NPDES permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the fourth quarter of 2022.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2021, the Company reviewed the 30% complete design and associated preliminary vendor estimates for the construction and operation of a barrier wall and groundwater treatment system at Fayetteville. Based upon the 30% design information, the planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River and depth of the wall to approximately 85 feet below ground along most of its length. Additionally, construction of approximately 69 pumping wells, are expected to extract groundwater for treatment. A 2-mile access road, with retaining walls above and below the road to reduce slope erosion and landslides are also expected for large, heavy construction equipment to access the barrier wall location safely. Further, the construction of a larger treatment plant is required to capture the volume of groundwater, seep water, and stormwater (up to a 0.5 inch rain event in any 24 hour period per the Addendum) up to a maximum of 1,500 gallons per minute (“gpm”) based on groundwater flow modeling.

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

On March 25, 2022, the Company submitted the 90% design of the barrier wall and groundwater extraction and treatment system which included additional response to NC DEQ comments concerning the 60% design. Based on the 90% design report, the Company believes that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the CO and Addendum. However, it is reasonably possible that additional costs could be incurred for the project, or that the project construction work be delayed, pending review and approval by NC DEQ of the 90% design report. These costs are not estimable at this time due to the uncertainty around the objective and scope of NC DEQ comments as well as additional design basis that may be required. As of June 30, 2022, NC DEQ approval of the 90% design report has not been received. Pre-construction site preparation activities are in progress and in the second quarter of 2022, construction of the water conveyance and treatment facility has begun and, pending approval by NCDEQ of the 90% design report and receipt of required permits, construction of the barrier wall is expected to commence in 2022.

During the three months ended, June 30, 2022, as the Company progressed in its soil testing, finalization of certain elements of the technical construction design for the barrier wall and mechanical and electrical elements of the groundwater treatment system, as well as obtaining new and revised vendor estimates or bids reflecting final design requirements, and increased cost of materials, equipment, and consumables for the construction of a barrier wall and groundwater treatment system, the Company recorded additional accrual of approximately $58. The change primarily related to additional materials required for the barrier wall following completion of soil testing, additional mechanical and electrical for water capture, conveyance and treatment system, additional civil construction requirements, additional soils management requirements and general increases in the cost of materials due to supply chain constraints and inflation.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $324 and $289 at June 30, 2022 and December 31, 2021, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design, permitting and actual labor and material costs. As such, cost estimates could change as actual experience may differ from management’s estimates.

At June 30, 2022, several significant uncertainties remain, principally related to NC DEQ review and approval of the 90% design, an extension of the barrier wall along Willis Creek at the northern end of the site, additional wetlands mitigation fees, finalization of the volume of water to be treated, obtaining required operating permits, contract negotiations with key construction and water treatment vendors and the estimated future time period of OM&M. Accordingly, at June 30, 2022, the Company estimated that the cost for the barrier wall and groundwater OM&M could range up to $347, of which $210 is accrued. While the Company believes that extension of the barrier wall along Willis Creek is technically impracticable and not necessary to comply with the terms of the CO and Addendum, an estimate of the cost for the barrier wall extension of approximately $30 was included in the upper range of the cost estimates.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ design and permit approvals and thus the timely finalization of certain significant design details, notably the actual barrier wall location, depth, and length, number and configuration of extraction wells, water extraction rates and estimated carbon usage. Per the Addendum, NC DEQ shall use best efforts to complete its review and notify the Company whether the 90% design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond the Company’s control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, subject to the extension provided in the Addendum relating to approval of the 90% design report, and subject further to obtaining the required permits, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of June 30, 2022, management does not believe that a loss is probable.

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

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at June 30, 2022 and December 31, 2021 with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Equity

2018 Share Repurchase Program

In 2018, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchase activity (the “2018 Share Repurchase Program”). In February 2019, the Company’s board of directors increased the authorization amount to $1,000. Under the 2018 Share Repurchase Program, shares of Chemours’ common stock were purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. On May 19, 2022, the Company completed the aggregate $1,000 in authorized purchases of Chemours’ issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to a cumulative 28,603,784 shares purchased at an average share price of $34.96 per share. All common shares purchased under the 2018 Share Repurchase Program are held as treasury stock and accounted for using the cost method.

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total number of shares purchased	2,972,073	423,273	7,824,039	423,273
Total amount for shares purchased	$105	$15	$251	$15
Average price paid per share	$35.31	$35.08	$32.06	$35.08

2022 Share Repurchase Program

On April 27, 2022, the Company’s board of directors approved a share repurchase program authorizing the purchase of shares of Chemours’ issued and outstanding common stock in an aggregate amount not to exceed $750, plus any associated fees or costs in connection with the Company’s share repurchase activity (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, shares of Chemours’ common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. The Company’s 2022 Share Repurchase Program became effective on April 27, 2022 and is scheduled to continue through the earlier of its expiration on December 31, 2025 or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time. All common shares purchased under the 2022 Share Repurchase Program are expected to be held as treasury stock and accounted for using the cost method.

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total number of shares purchased	551,493	—	551,493	—
Total amount for shares purchased	$19	$—	$19	$—
Average price paid per share	$35.14	$—	$35.14	$—

The Company purchased an aggregate 3,523,566 and 8,375,532 shares of Chemours’ issued and outstanding common stock under the 2018 and 2022 Share Repurchase Program during the three and six months ended June 30, 2022, respectively, which amounted to $124 and $270 at an average share price of $35.28 and $32.26 per share, respectively.

Through June 30, 2022, the Company purchased a cumulative 551,493 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $19 at an average share price of $35.14 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2022 was $731.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $7 and $17 for the three and six months ended June 30, 2022, respectively, and $8 and $20 for the three and six months ended June 30, 2021, respectively.

Stock Options

On March 1, 2022, Chemours granted approximately 1,030,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards granted during the six months ended June 30, 2022.

Six Months Ended June 30, 2022
Risk-free interest rate	1.61%
Expected term (years)	6.00
Volatility	56.71%
Dividend yield	3.85%
Fair value per stock option	$9.89

The Company recorded $2 and $4 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2022, respectively, and $2 and $7 for the three and six months ended June 30, 2021, respectively. At June 30, 2022, approximately 5,240,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2022, Chemours granted approximately 320,000 restricted stock units (“RSUs”) to key management employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $6 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2022, respectively, and $3 and $7 for the three and six months ended June 30, 2021, respectively. At June 30, 2022, approximately 1,460,000 RSUs remained non-vested.

Performance Share Units

On March 1, 2022, Chemours granted approximately 230,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 250% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded $2 and $7 in stock-based compensation expense specific to its PSUs for the three and six months ended June 30, 2022, respectively, and $3 and $6 for the three and six months ended June 30, 2021, respectively, based on its assessment of Company performance relative to award-based financial objectives. At June 30, 2022, approximately 860,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2022 and 2021.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	44	10	(77)	9	(14)
Balance at June 30, 2022	$23	$15	$(313)	$(103)	$(378)

Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive income (loss)	18	5	(34)	3	(8)
Balance at June 30, 2021	$(58)	$(3)	$(154)	$(103)	$(318)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2022, the Company had 13 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $297, and an average maturity of one month. At December 31, 2021, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254, and an average maturity of one month. Chemours recognized a net gain of $5 and a net loss of $1 for the three and six months ended June 30, 2022, respectively, and net gain of $9 and a net loss of $11 for the three and six months ended June 30, 2021, respectively, in other income (expense), net.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2022, the Company had 185 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $220, and an average maturity of five months. At December 31, 2021, the Company had 175 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195, and an average maturity of four months. Chemours recognized pre-tax gains of $6 and $11 for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of $1 and a pre-tax gain of $3 for the three and six months ended June 30, 2021, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2022, $3 and $6 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2021, $1 and $3 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $12 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At June 30, 2022 and December 31, 2021, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. Chemours recognized pre-tax gains of $3 and $7 for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of less than $1 and a pre-tax gain of less than $1 for the three and six months ended June 30, 2021, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2022, $1 of gain and less than $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2021, $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $7 of net pre-tax gain from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $32 and $58 for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of $13 and a pre-tax gain of $24 for the three and six months ended June 30, 2021, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2022 and 2021.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2022 and December 31, 2021.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2022	December 31, 2021
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	8	5
Interest rate swaps designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	7	—
Total asset derivatives		$16	$6

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Total liability derivatives		$—	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2022 and 2021.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$5	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	6
Interest rate swaps designated as a cash flow hedge	—	1	—	3
Euro-denominated debt designated as a net investment hedge	—	—	—	32

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$9	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(13)

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	—	11
Interest rate swaps designated as a cash flow hedge	—	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	—	58

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(11)	$—
Foreign currency forward contracts designated as a cash flow hedge	(3)	—	—	3
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	24

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$(3)	$(4)	$(7)	$(8)
Interest cost	(1)	(2)	(3)	(3)
Expected return on plan assets	5	5	9	10
Amortization of actuarial loss	(2)	(2)	(4)	(4)
Amortization of prior service gain	—	1	1	2
Total net periodic pension cost	$(1)	$(2)	$(4)	$(3)

Amortization of actuarial loss	2	2	4	4
Amortization of prior service gain	—	(1)	(1)	(2)
Effect of foreign exchange rates	4	(2)	7	2
Benefit (cost) recognized in other comprehensive income	6	(1)	10	4
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$5	$(3)	$6	$1

The Company made cash contributions of $2 and $7 to its defined benefit pension plans during the three and six months ended June 30, 2022, respectively, and $3 and $8 for the three and six months ended June 30, 2021, respectively, and expects to make additional cash contributions of $2 to its defined benefit pension plans during the remainder of 2022.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,248	$1,451
Restricted cash and restricted cash equivalents (1)	100	100
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,348	$1,551
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended June 30, 2022
Net sales to external customers	$968	$518	$401	$28	$1,915
Adjusted EBITDA	216	213	107	(2)	534
Depreciation and amortization	30	14	21	2	67

Three Months Ended June 30, 2021
Net sales to external customers	$859	$340	$362	$94	$1,655
Adjusted EBITDA	217	115	79	18	429
Depreciation and amortization	32	14	21	5	72

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Six Months Ended June 30, 2022
Net sales to external customers	$1,897	$943	$786	$53	$3,679
Adjusted EBITDA	422	387	194	(2)	1,001
Depreciation and amortization	62	27	41	4	134

Six Months Ended June 30, 2021
Net sales to external customers	$1,583	$643	$695	$170	$3,091
Adjusted EBITDA	383	205	137	27	752
Depreciation and amortization	64	30	44	10	148

Total Assets
June 30, 2022	$2,437	$1,287	$1,704	$128	$5,556
December 31, 2021	2,318	1,124	1,621	149	5,212

Corporate and Other depreciation and amortization expense amounted to $5 and $12 for the three and six months ended June 30, 2022, respectively, and $7 and $15 for the three and six months ended June 30, 2021, respectively. Corporate and Other total assets amounted to $2,174 and $2,338 at June 30, 2022 and December 31, 2021, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$534	$429	$1,001	$752
Corporate and Other expenses (excluding items below)	(59)	(63)	(123)	(118)
Interest expense, net	(40)	(47)	(82)	(97)
Depreciation and amortization	(72)	(79)	(146)	(163)
Non-operating pension and other post-retirement employee benefit income	2	2	3	5
Exchange (losses) gains, net	(3)	3	(3)	(5)
Restructuring, asset-related, and other charges (1)	—	(5)	(16)	—
Gain on sales of assets and businesses, net (2)	26	2	27	2
Natural disasters and catastrophic events (3)	—	(3)	—	(19)
Transaction costs	—	—	—	(5)
Qualified spend recovery (4)	13	—	27	—
Legal and environmental charges (5,6)	(170)	(195)	(178)	(208)
Income before income taxes	$231	$44	$510	$144
(1)

In 2022, restructuring, asset-related, and other charges primarily includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities. In 2021, restructuring, asset-related, and other charges primarily includes a net $9 gain resulting from contract termination with a third-party services provider at the Company’s previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

(2)	Refer to “Note 6 – Other Income (Expense), Net” to the Interim Consolidated Financial Statements for further details.
(3)	In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
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

(6)

Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. In 2022, environmental charges include $165 primarily related to an update to the off-site drinking water programs at Fayetteville and changes in estimates related to the barrier wall constructions. In 2021, environmental charges include $169 primarily related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

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

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,915	$1,655	$3,679	$3,091
Cost of goods sold	1,418	1,391	2,697	2,530
Gross profit	497	264	982	561
Selling, general, and administrative expense	254	172	395	310
Research and development expense	25	27	55	51
Restructuring, asset-related, and other charges	1	5	12	—
Total other operating expenses	280	204	462	361
Equity in earnings of affiliates	16	10	28	20
Interest expense, net	(40)	(47)	(82)	(97)
Other income, net	38	21	44	21
Income before income taxes	231	44	510	144
Provision for (benefit from) income taxes	30	(22)	76	(17)
Net income	201	66	434	161
Net income attributable to Chemours	$201	$66	$434	$161
Per share data
Basic earnings per share of common stock	$1.29	$0.40	$2.75	$0.97
Diluted earnings per share of common stock	1.26	0.39	2.69	0.95

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2022, compared with the same periods in 2021.

Change in net sales from prior period	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Price	23%	24%
Volume	(1)%	1%
Currency	(2)%	(2)%
Portfolio	(4)%	(4)%
Total change in net sales	16%	19%

Our net sales increased by $260 million (or 16%) to $1.9 billion for the three months ended June 30, 2022, compared with net sales of $1.7 billion for the same period in 2021. The increase in our net sales for the three months ended June 30, 2022 was primarily attributable to an increase in price of 23%, partially offset by a decrease in volume of 1% and portfolio change of 4% driven by the sale of our Mining Solutions business in 2021. Price increased across all our reportable segments, while volume decreases were largely contributed by our Titanium Technologies segment, substantially offset by higher volume in our Thermal and Specialized Solutions segment. Unfavorable currency movements in all our reportable segments added a headwind of 2% to our net sales.

Our net sales increased by $588 million (or 19%) to $3.7 billion for the six months ended June 30, 2022, compared with net sales of $3.1 billion for the same period in 2021. The increase in our net sales for the six months ended June 30, 2022 was primarily attributable to an increase in price of 24% and an increase in volume of 1%, partially offset by portfolio change of 4% driven by the sale of our Mining Solutions business in 2021. Price increased across all our reportable segments and volume increased in our Thermal & Specialized Solutions and Advanced Performance Materials segments. Unfavorable currency movements in all our reportable segments added a headwind of 2% to our net sales.

The key drivers of these changes for each of our segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $27 million (or 2%) and $167 million (or 7%) to $1.4 billion and $2.7 billion for the three and six months ended June 30, 2022, respectively, compared with COGS of $1.4 billion and $2.5 billion for the same periods in 2021. The increases in our COGS for the three and six months ended June 30, 2022 were primarily attributable to higher net sales, higher raw material costs due to inflation and supply constraints, higher distribution, freight, and logistics expenses, partially offset by higher on-site remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) during 2021 and Qualified Spend recovery from DuPont and Corteva recognized in the first and second quarter of 2022 (none recognized comparatively in the same period of 2021).

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $82 million (or 48%) and $85 million (or 27%) to $254 million and $395 million for the three and six months ended June 30, 2022, respectively, compared with SG&A expense of $172 million and $310 million for the same periods in 2021. The increases in our SG&A expense for the three and six months ended June 30, 2022 were primarily attributable to increased off-site environmental remediation costs at Fayetteville in 2022 of approximately $108 million, partially offset by the $25 million charge incurred in the second quarter of 2021 in connection with our portion of the settlement agreement with the State of Delaware.

The Chemours Company

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $25 million for the three months ended June 30, 2022, compared with R&D expense of $27 million for the same period in 2021. Our R&D expense increased by $4 million (or 8%) to $55 million for the six months ended June 30, 2022, compared with R&D expense of $51 million for the same period in 2021. The increase in our R&D expense for the six months ended June 30, 2022 was primarily attributable to growth initiatives in the current year and our increased focus on product development in our Advanced Performance Materials segment.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $4 million (or 80%) to $1 million for the three months ended June 30, 2022, compared with restructuring, asset-related, and other charges of $5 million for the same period in 2021. Our restructuring, asset-related, and other charges increased by $12 million (or 100%) to $12 million for the six months ended June 30, 2022, compared with restructuring, asset-related, and other charges of less than $1 million for the same period in 2021. The $12 million increase in our restructuring, asset-related, and other charges for the six months ended June 30, 2022 was primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $6 million of employee separation charges incurred in connection with our 2022 Restructuring Program.

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

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $6 million (or 60%) and $8 million (or 40%) to $16 million and $28 million for the three and six months ended June 30, 2022, respectively, compared with equity in earnings of affiliates of $10 million and $20 million for the same periods in 2021. The increases in our equity in earnings of affiliates for the three and six months ended June 30, 2022 were primarily attributable to increased pricing and demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $7 million (or 15%) and $15 million (or 15%) to $40 million and $82 million for the three and six months ended June 30, 2022, respectively, compared with interest expense, net of $47 million and $97 million for the same periods in 2021. The decreases in our interest expense, net for the three and six months ended June 30, 2022 were primarily attributable to a reduction in our outstanding debt obligations and associated rates following the refinancing of our 7.000% senior notes due May 2025, denominated in U.S. dollars, in August of 2021.

Other Income, Net

Our other income, net increased by $17 million (or 81%) and $23 million (or over 100%) to $38 million and $44 million for the three and six months ended June 30, 2022, respectively, compared with other income, net of $21 million for the same periods in 2021. The increases in our other income, net for the three and six months ended June 30, 2022 were primarily attributable to a net pre-tax gain on sale of $11 million and $18 million associated with the sale of our land related to the Beaumont former operating site (the “Beaumont Transaction”) and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”), respectively. For the three months ended June 30, 2022, the comparative increase in our other income, net was partially offset by unfavorable changes in net exchange gains and losses of $6 million.

The Chemours Company

Provision for (Benefit from) Income Taxes

We have a provision for income taxes of $30 million for the three months ended June 30, 2022 and a benefit from income taxes of $22 million for the three months ended June 30, 2021, which represented effective tax rates of 13% and negative 50%, respectively. The $52 million increase in our provision for income taxes for the three months ended June 30, 2022 was attributable to increased profitability, changes to our geographical mix of earnings, and changes to non-recurring items. Changes to non-recurring items include a tax expense of $6 million associated with the Beaumont and Pascagoula Transactions recognized in the pre-tax gain on sale during the second quarter of 2022 and an $11 million income tax benefit recognized in the second quarter of 2021 associated with a 2012 income tax refund received in a foreign subsidiary.

We have a provision for income taxes of $76 million for the six months ended June 30, 2022 and a benefit from income taxes of $17 million for the six months ended June 30, 2021, which represented effective tax rates of 15% and negative 12%, respectively. The $93 million increase in our provision for income taxes for the six months ended June 30, 2022, respectively, was primarily attributable to the same factors discussed in the preceding paragraph regarding increases for the three months ended June 30, 2022 and 2021.

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Titanium Technologies	$216	$217	$422	$383
Thermal & Specialized Solutions	213	115	387	205
Advanced Performance Materials	107	79	194	137
Other Segment	(2)	18	(2)	27
Corporate and Other	(59)	(63)	(123)	(118)
Total Adjusted EBITDA	$475	$366	$878	$634

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$968	$859	$1,897	$1,583
Adjusted EBITDA	216	217	422	383
Adjusted EBITDA margin	22%	25%	22%	24%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Price	23%	23%
Volume	(8)%	(1)%
Currency	(2)%	(2)%
Portfolio	—%	—%
Total change in segment net sales	13%	20%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $109 million (or 13%) and $314 million (or 20%) to $968 million and $1.9 billion for the three and six months ended June 30, 2022, respectively, compared with segment net sales of $859 million and $1.6 billion for the same period in 2021. The increase in segment net sales for the three and six months ended June 30, 2022 was primarily attributable to an increase in price of 23% for both periods, partially offset by a decrease in volume of 8% and 1%, respectively. Price increases were due to contractual price changes, as well as price increases in our Flex and Distribution channels. Volume decreases were driven by constraints in output due to ore shortages, despite a steady demand for our products across all end-markets and regions. Unfavorable currency movements added a 2% headwind to the segment’s net sales during both the three and six months ended June 30, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2022, segment Adjusted EBITDA remained largely unchanged at $216 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 22%, compared with segment Adjusted EBITDA of $217 million and Adjusted EBITDA margin of 25% for the same period in 2021. For the six months ended June 30, 2022, segment Adjusted EBITDA increased by $39 million (or 10%) to $422 million and Adjusted EBITDA margin decreased by approximately 200 basis points to 22%, compared with segment Adjusted EBITDA of $383 million and Adjusted EBITDA margin of 24% for the same period in 2021. Adjusted EBITDA for the three months ended June 30, 2022 remained largely unchanged as the impact of lower volumes and higher raw material, energy and logistics costs was largely offset by the aforementioned increase in price. The increase in Adjusted EBITDA during the six months ended June 30, 2022 was primarily attributable to the aforementioned increase in price, partially offset by higher raw material, energy and logistics costs. The decreases in Adjusted EBITDA margin during the three and six months ended June 30, 2022 were primarily attributable to the aforementioned higher raw material, energy, and logistics costs.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$518	$340	$943	$643
Adjusted EBITDA	213	115	387	205
Adjusted EBITDA margin	41%	34%	41%	32%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and six months ended June 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Price	39%	40%
Volume	15%	8%
Currency	(2)%	(1)%
Portfolio	—%	—%
Total change in segment net sales	52%	47%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $178 million (or 52%) and $300 million (or 47%) to $518 million and $943 million for the three and six months ended June 30, 2022, respectively, compared with segment net sales of $340 million and $643 million for the same period in 2021. The increase in segment net sales for the three and six months ended June 30, 2022 was primarily attributable to an increase in price of 39% and 40%, respectively, and an increase in volume of 15% and 8%, respectively. Prices increased in most markets across the business due to changing market and regulatory dynamics and measures taken to recover increases in cost of raw materials. Volumes increased due to continued adoption of OpteonTM and other specialized solutions. Unfavorable currency movements added a 2% and 1% headwind to the segment’s net sales during the three and six months ended June 30, 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2022, segment Adjusted EBITDA increased by $98 million (or 85%) to $213 million and Adjusted EBITDA margin increased by approximately 700 basis points to 41%, compared with segment Adjusted EBITDA of $115 million and Adjusted EBITDA margin of 34% for the same period in 2021. For the six months ended June 30, 2022, segment Adjusted EBITDA increased by $182 million (or 89%) to $387 million and Adjusted EBITDA margin increased by approximately 900 basis points to 41%, compared with segment Adjusted EBITDA of $205 million and Adjusted EBITDA margin of 32% for the same period in 2021. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2022 were primarily attributable to the aforementioned increase in price and favorable product mix, partially offset by higher raw material costs.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$401	$362	$786	$695
Adjusted EBITDA	107	79	194	137
Adjusted EBITDA margin	27%	22%	25%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and six months ended June 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Price	15%	15%
Volume	(1)%	1%
Currency	(3)%	(3)%
Portfolio	—%	—%
Total change in segment net sales	11%	13%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $39 million (or 11%) to $401 million for the three months ended June 30, 2022, compared with segment net sales of $362 million for the same period in 2021. The increase in segment net sales for the three months ended June 30, 2022 was primarily attributable to an increase in price of 15%, partially offset by a decrease in volume of 1%. Global average selling price increased due to increasing sales in high-value end-markets, including advanced electronics, semiconductors, and clean energy, as well as customer level pricing actions to offset increased raw material and energy costs. Volume decreased slightly due to lower demand in non-strategic end-markets where fade has been anticipated given our strategy to drive higher value, differentiated product offerings. Unfavorable currency movements added a 3% headwind to the segment’s net sales during the three months ended June 30, 2022.

Our Advanced Performance Materials segment’s net sales increased by $91 million (or 13%) to $786 million for the six months ended June 30, 2022, respectively, compared with segment net sales of $695 million for the same period in 2021. The increase in segment net sales for the six months ended June 30, 2022 was primarily attributable to increases in price of 15% and volume of 1%. Global average selling price increased due to increasing sales in high-value end-markets, including advanced electronics, semiconductors, and clean energy, as well as customer level pricing actions to offset increased raw material and energy costs. Volume increased due to higher global customer demand across nearly all regions and markets, partially offset by supply chain challenges and lower demand in non-strategic end-markets where fade has been anticipated given our strategy to drive higher value, differentiated product offerings. Unfavorable currency movements added a 3% headwind to the segment’s net sales during the six months ended June 30, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2022, segment Adjusted EBITDA increased by $28 million (or 35%) to $107 million and Adjusted EBITDA margin increased by approximately 500 basis points to 27%, compared with segment Adjusted EBITDA of $79 million and Adjusted EBITDA margin of 22% for the same period in 2021. For the six months ended June 30, 2022, segment Adjusted EBITDA increased by $57 million (or 42%) to $194 million and Adjusted EBITDA margin increased by approximately 500 basis points to 25%, compared with segment Adjusted EBITDA of $137 million and Adjusted EBITDA margin of 20% for the same period in 2021. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2022 were primarily attributable to the aforementioned favorable mix and increase in price, partially offset by higher raw material, energy, and logistics costs and growth investments.

The Chemours Company

Corporate and Other

Corporate and Other costs decreased by $4 million (or 6%) and increased by $5 million (or 4%) to $59 million and $123 million for the three and six months ended June 30, 2022, respectively, compared with Corporate and Other costs of $63 million and $118 million for the same periods in 2021. The decrease in Corporate and Other costs for the three months ended June 30, 2022 was primarily attributable to lower legacy legal costs and Qualified Spend recovery recognized in 2022 (none recognized in 2021), partially offset by regulatory and environmental-related costs. The increase in Corporate and Other costs for the six months ended June 30, 2022 was primarily attributable to higher costs associated with regulatory and environmental costs and initiatives, partially offset by lower legacy legal costs and Qualified Spend recovery from DuPont and Corteva recognized in the first half of 2022 (none recognized in the first half of 2021).

2022 Outlook

Our 2022 results will be driven by the following expectations in each of our reportable segments:

•

Titanium Technologies –Continued demand strength across most end-markets with demand normalizing to long-term global GDP rates, partially offset by headwinds from raw material inflation and shortages, logistics challenges, and customer supply chain issues;

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

The Chemours Company

At June 30, 2022, we had total cash and cash equivalents of $1.2 billion, of which $644 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the six months ended June 30, 2022, we received approximately $366 million of net cash in the U.S. through dividends. Management believes that sufficient liquidity is available in the U.S. through at least July 2023, which includes borrowing capacity under our revolving credit facility. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, and our expectations for capital expenditures, which did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our contractual and other obligations also include:

•

Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At June 30, 2022, our consolidated balance sheets include $707 million for environmental remediation liabilities, of which $239 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $239 million, $181 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

•

PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the next escrow payment of $100 million is expected to be made on or before September 30, 2022. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least July 2023. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on July 27, 2022, we announced our quarterly cash dividend of $0.25 per share for the third quarter of 2022. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $731 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$293	$295
Cash used for investing activities	(145)	(134)
Cash used for financing activities	(320)	(118)

Operating Activities

We generated $293 million and $295 million in cash flows from our operating activities during the six months ended June 30, 2022 and 2021, respectively. The slight decrease in our operating cash inflows was primarily attributable to working capital build-up, primarily in receivables, and payment of the $25 million settlement with the State of Delaware. This was partially offset by a decrease in our accounts payable, which was driven by the timing of payments to our vendors.

Investing Activities

We used $145 million and $134 million in cash flows for our investing activities during the six months ended June 30, 2022 and 2021, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $168 million and $127 million, respectively, partially offset by $17 million of cash proceeds related to the Beaumont Transaction and $16 million of cash proceeds related to the Pascagoula Transaction during the six months ended June 30, 2022. Purchases of property, plant, and equipment for the six months ended June 30, 2021 included $22 million of assets acquired in exchange for the termination of a contract with a third-party service provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

Financing Activities

We used $320 million in cash flows for our financing activities during the six months ended June 30, 2022 which were primarily attributable to our capital allocation activities, resulting in $272 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and our 2018 Share Repurchase Program and $78 million returned to our shareholders in the form of cash dividends, partially offset by $48 million in stock option exercises.

We used $118 million in cash flows for our financing activities during the six months ended June 30, 2021 which were primarily attributable to $27 million in debt repayments and return to our shareholders in the form of share repurchases of $13 million, and cash dividends of $82 million.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2022 and December 31, 2021.

(Dollars in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,248	$1,451
Accounts and notes receivable, net	1,066	720
Inventories	1,219	1,099
Prepaid expenses and other	73	75
Total current assets	$3,606	$3,345

Our accounts and notes receivable, net increased by $346 million (or 48%) to $1.1 billion at June 30, 2022, compared with accounts and notes receivable, net of $720 million at December 31, 2021. This increase in our accounts and notes receivable, net at June 30, 2022 was primarily attributable to higher net sales, the timing of collections from our customers, and an increase in receivables under the transition services agreement with Draslovka Holding a.s. associated with the sale of our Mining Solutions business.

Our inventories increased by $120 million (or 11%) to $1.2 billion at June 30, 2022, compared with inventories of $1.1 billion at December 31, 2021. The increase in our inventories at June 30, 2022 was primarily attributable to build-up of our finished product inventories, along with higher raw material costs.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2022 and December 31, 2021.

(Dollars in millions)	June 30, 2022	December 31, 2021
Accounts payable	$1,249	$1,162
Compensation and other employee-related costs	111	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	239	173
Other accrued liabilities	263	325
Total current liabilities	$1,886	$1,858

Our accounts payable increased by $87 million (or 7%) to $1.2 billion at June 30, 2022 compared with accounts payable of $1.2 billion at December 31, 2021. The increase in our accounts payable was primarily attributable to higher raw materials purchases in connection with higher sales volumes and the timing of payments to our vendors.

Our compensation and other employee-related costs decreased by $62 million (or 36%) to $111 million at June 30, 2022 compared with compensation and other employee-related costs of $173 million at December 31, 2021. The decrease in our compensation and other employee-related costs at June 30, 2022 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2021 employee performance-based compensation during the first quarter of 2022.

Our current environmental remediation increased by $66 million (or 38%) to $239 million at June 30, 2022 compared with current environmental remediation of $173 million at December 31, 2021. The increase in our current environmental remediation at June 30, 2022 was primarily attributable to increased accruals for construction of the barrier wall at Fayetteville, as well as off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville and for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other counties downstream from Fayetteville.

Our other accrued liabilities decreased by $62 million (or 19%) to $263 million at June 30, 2022, compared with other accrued liabilities of $325 million at December 31, 2021. The decrease in our other accrued liabilities at June 30, 2022 was primarily attributable to payment of customer rebates during the first quarter of 2022, payment of income taxes in the second quarter of 2022, and a decrease in accrued current litigation following the payment of $25 million associated with our portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and State of Delaware’s agreement to settle and fully resolve claims alleged against the companies.

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

(Dollars in millions)	Six Months Ended June 30, 2022
Net sales	$2,397
Gross profit	530
Income before income taxes	246
Net income	213
Net income attributable to Chemours	213

(Dollars in millions)	June 30, 2022	December 31, 2021
Assets
Current assets (1,2,3)	$1,909	$1,554
Long-term assets (4)	3,394	3,720

Liabilities
Current liabilities (2)	$1,530	$1,504
Long-term liabilities	4,513	4,497
(1)	Current assets includes $604 million and $525 million of cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
(2)

Current assets includes $555 million and $407 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2022 and December 31, 2021, respectively. Current liabilities includes $286 million and $328 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2022 and December 31, 2021, respectively.

(3)

As of June 30, 2022 and December 31, 2021, $217 million and $76 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.

(4)	Long-term assets includes $463 million and $729 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at June 30, 2022 and December 31, 2021, respectively.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At June 30, 2022 and December 31, 2021, the total amounts outstanding under these programs were $181 million and $153 million, respectively. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At June 30, 2022 and December 31, 2021, our consolidated balance sheets include environmental remediation liabilities of $707 million and $562 million, respectively, relating to these matters, which, as discussed in further detail below, include $510 million and $359 million, respectively, for Fayetteville.

The Chemours Company

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liability may range up to approximately $720 million above the amount accrued at June 30, 2022. This estimate is not intended to reflect an assessment of our maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2022 and December 31, 2021, the following table sets forth the liabilities of the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	June 30, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina	510	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	19	24
All other sites	107	110
Total environmental remediation	$707	$562

The four sites listed above represent 85% of our total accrued environmental remediation liabilities at June 30, 2022 and December 31, 2021. For these four sites, we expect to spend, in the aggregate, $283 million over the next three years. For all other sites, we expect to spend $67 million over the next three years.

The Chemours Company

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

As discussed in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by NC DEQ regarding Fayetteville and resolved litigations filed by NC DEQ and CFRW. In connection with the CO, a thermal oxidizer (“TO”) became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville. The CO requires us to provide permanent replacement drinking water supplies, via connection to public water supply, whole building filtration units and/or reverse osmosis units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells.

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

Further discussion related to Fayetteville is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, NJ DEP issued two Directives, one being a state-wide PFAS Directive, and filed four lawsuits against us and other defendants, including allegations relating to clean-up and removal costs at four sites including Chambers Works. In December 2021, a consolidated order was entered in the lawsuits granting, in part, and denying, in part a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and us to establish a remediation funding source (“RFS”) in the amount of $943 million for Chambers Works, the majority of which is for non-PFAS remediation items. Further discussion related to these matters is included in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

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

PFOA

See our discussion under the heading “PFOA” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list Hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action and we have appealed such decision.

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

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders that will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued the first TSCA Section 4(a)(2) order under this program to five recipients, including us and EID, and we have met with the agency in July 2022 to discuss the order and responded to it.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid, and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of June 30, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. We continue to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, we cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. Refer to our discussion under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Chemours	$201	$66	$434	$161
Non-operating pension and other post-retirement employee benefit income	(2)	(2)	(3)	(5)
Exchange losses (gains), net	3	(3)	3	5
Restructuring, asset-related, and other charges (1)	—	5	16	—
Gain on sales of assets and businesses, net (2)	(26)	(2)	(27)	(2)
Natural disasters and catastrophic events (3)	—	3	—	19
Transaction costs	—	—	—	5
Qualified spend recovery (4)	(13)	—	(27)	—
Legal and environmental charges (5,6)	170	195	178	208
Adjustments made to income taxes (7)	(2)	(10)	(6)	(10)
Benefit from income taxes relating to reconciling items (8)	(29)	(47)	(28)	(58)
Adjusted Net Income	302	205	540	323
Interest expense, net	40	47	82	97
Depreciation and amortization	72	79	146	163
All remaining provision for income taxes	61	35	110	51
Adjusted EBITDA	$475	$366	$878	$634

Weighted-average number of common shares outstanding - basic	156,224,802	166,168,550	158,051,092	165,912,089
Dilutive effect of our employee compensation plans	3,442,411	3,989,453	3,562,159	3,693,498
Weighted-average number of common shares outstanding - diluted	159,667,213	170,158,003	161,613,251	169,605,587

Per share data
Basic earnings per share of common stock	$1.29	$0.40	$2.75	$0.97
Diluted earnings per share of common stock	1.26	0.39	2.69	0.95
Adjusted basic earnings per share of common stock	1.93	1.23	3.42	1.95
Adjusted diluted earnings per share of common stock	1.89	1.20	3.34	1.90
(1)

In 2022, restructuring, asset-related, and other charges primarily includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and our decision to suspend our business with Russian entities. In 2021, restructuring, asset-related, and other charges primarily includes a net $9 million gain resulting from contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

(2)	Refer to “Note 6 – Other Income (Expense), Net” to the Interim Consolidated Financial Statements for further details.
(3)	In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(4)

Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

(5)

Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the three and six months ended June 30, 2021, legal charges include $25 million associated with our portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(6)

Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. In 2022, environmental charges include $165 million primarily related to an update to the off-site drinking water programs at Fayetteville and changes in estimates related to the barrier wall constructions. In 2021, environmental charges include $169 million primarily related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.

(7)

Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as shortfalls and windfalls on our share-based payments, certain return-to-accrual adjustments, valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.

(8)

The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred for each of the reconciling items and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$293	$295
Less: Purchases of property, plant, and equipment (1)	(168)	(127)
Free Cash Flows	$125	$168
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

	Twelve Months Ended June 30,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,557	$1,090
Less: Depreciation and amortization (1)	(300)	(321)
Adjusted EBIT	$1,257	$769

	As of June 30,
(Dollars in millions)	2022	2021
Total debt, net (2)	$3,680	$3,989
Total equity	1,215	900
Less: Cash and cash equivalents	(1,248)	(1,139)
Invested capital, net	$3,647	$3,750
Average invested capital (3)	$3,667	$3,834

Return on Invested Capital	34%	20%
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2022 and 2021.

(2)	Total debt principal minus unamortized issue discounts of $5 million and $6 million and debt issuance costs of $25 million and $25 million at June 30, 2022 and 2021, respectively.
(3)	Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of June 30,
(Dollars in millions)	2022	2021
Total debt principal	$3,710	$4,020
Less: Cash and cash equivalents	(1,248)	(1,139)
Total debt principal, net	$2,462	$2,881

	Twelve Months Ended June 30,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,557	$1,090

Net Leverage Ratio	1.6x	2.6x
(1)

Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2022 and 2021.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2022, we had 13 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $297 million, the fair value of which amounted to $1 million. At December 31, 2021, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 million, the fair value of which amounted to less than negative $1 million. We recognized a net gain of $5 million and a net loss of $1 million for the three and six months ended June 30, 2022, respectively, and a net gain of $9 million and a net loss of $11 million for the three and six months ended June 30, 2021, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2022, we had 185 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $220 million, the fair value of which amounted to $8 million. At December 31, 2021, we had 175 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $5 million. We recognized pre-tax gains of $6 million and $11 million for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of $1 million and a pre-tax gain of $3 million for the three and six months ended June 30, 2021, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2022, $3 million and $6 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2021, $1 million and $3 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $32 million and $58 million for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of $13 million and a pre-tax gain of $24 million for the three and six months ended June 30, 2021, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2022, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to $7 million. At December 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to less than $1 million. We recognized pre-tax gains of $3 million and $7 million for the three and six months ended June 30, 2022, respectively, and a pre-tax loss of less than $1 million and a pre-tax gain of less than $1 million for the three and six months ended June 30, 2021, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2022, $1 million of gain and less than $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive losses, respectively. For the three and six months ended June 30, 2021, $1 million of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

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

As of June 30, 2022, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota in 2021. We are in contact with the prosecutor regarding this matter.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

2018 Share Repurchase Program

In August 2018, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2018 Share Repurchase Program”). In February 2019, our board of directors increased the authorization amount of the 2018 Share Repurchase Program from $750 million to $1.0 billion. Under the 2018 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. On May 19, 2022, we completed the aggregate $1.0 billion in authorized purchases of our issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to a cumulative 28,603,784 shares purchased at an average price of $34.96 per share.

The Chemours Company

2022 Share Repurchase Program

On April 27, 2022, our board of directors approved a share repurchase program authorizing the purchase of shares of our issued and outstanding common stock in an aggregate amount not to exceed $750 million, plus any associated fees or costs in connection with our share repurchase activity (the “2022 Share Repurchase Program”). Under the 2022 Share Repurchase Program, shares of our common stock can be purchased in the open market from time to time, subject to management’s discretion, as well as general business and market conditions. Our 2022 Share Repurchase Program became effective on April 27, 2022 and is scheduled to continue through the earlier of its expiration on December 31, 2025 or the completion of repurchases up to the approved amount. The program may be suspended or discontinued at any time.

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended June 30, 2022.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended April 30, 2022	1,890,821	$33.14	1,890,821	$792
Month ended May 31, 2022	1,081,252	39.11	1,081,252	750
Month ended June 30, 2022	551,493	35.14	551,493	731
Total	3,523,566	$35.28	3,523,566	$731
(1)	The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)

The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

Through June 30, 2022, we purchased a cumulative 551,493 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $19 million at an average share price of $35.14 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2022 was $731 million.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	July 29, 2022

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)