Form 10-Q
period 2022-09-30
Chemours Co
filed 2022-10-26
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 150,917,704 shares of common stock, $0.01 par value, outstanding at October 20, 2022.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,777	$1,680	$5,456	$4,770
Cost of goods sold	1,345	1,253	4,042	3,782
Gross profit	432	427	1,414	988
Selling, general, and administrative expense	140	124	535	433
Research and development expense	32	27	88	78
Restructuring, asset-related, and other charges	(1)	3	10	4
Total other operating expenses	171	154	633	515
Equity in earnings of affiliates	16	12	44	32
Interest expense, net	(41)	(45)	(123)	(142)
Gain (loss) on extinguishment of debt	7	(20)	7	(20)
Other income, net	56	11	101	31
Income before income taxes	299	231	810	374
Provision for (benefit from) income taxes	59	17	135	(1)
Net income	240	214	675	375
Net income attributable to Chemours	$240	$214	$675	$375
Per share data
Basic earnings per share of common stock	$1.54	$1.30	$4.30	$2.26
Diluted earnings per share of common stock	1.52	1.27	4.21	2.21

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$240			$214
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$81	$(19)	62	$21	$(6)	15
Unrealized gain on cash flow hedge	20	(3)	17	2	—	2
Reclassifications to net income - cash flow hedge	(7)	2	(5)	1	—	1
Hedging activities, net	94	(20)	74	24	(6)	18
Cumulative translation adjustment	(140)	—	(140)	(36)	—	(36)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	9	—	9	2	—	2
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	2	—	2
Amortization of prior service gain	—	—	—	—	—	—
Defined benefit plans, net	$11	$—	11	$4	$—	4
Other comprehensive loss			(55)			(14)
Comprehensive income			185			200
Comprehensive income attributable to Chemours			$185			$200

	Nine Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$675			$375
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$139	$(33)	106	$45	$(11)	34
Unrealized gain on cash flow hedge	38	(6)	32	5	(1)	4
Reclassifications to net income - cash flow hedge	(13)	3	(10)	5	(1)	4
Hedging activities, net	164	(36)	128	55	(13)	42
Cumulative translation adjustment	(216)	—	(216)	(71)	—	(71)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	16	—	16	4	—	4
Reclassifications to net income:
Amortization of actuarial loss	6	(2)	4	6	(1)	5
Amortization of prior service gain	(1)	—	(1)	(2)	—	(2)
Defined benefit plans, net	$21	$(2)	19	$8	$(1)	7
Other comprehensive loss			(69)			(22)
Comprehensive income			606			353
Comprehensive income attributable to Chemours			$606			$353

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,167	$1,451
Accounts and notes receivable, net	980	720
Inventories	1,321	1,099
Prepaid expenses and other	75	75
Total current assets	3,543	3,345
Property, plant, and equipment	9,186	9,232
Less: Accumulated depreciation	(6,115)	(6,078)
Property, plant, and equipment, net	3,071	3,154
Operating lease right-of-use assets	232	227
Goodwill	102	102
Other intangible assets, net	15	6
Investments in affiliates	186	169
Restricted cash and restricted cash equivalents	201	100
Other assets	395	447
Total assets	$7,745	$7,550
Liabilities
Current liabilities:
Accounts payable	$1,270	$1,162
Compensation and other employee-related cost	130	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	210	173
Other accrued liabilities	317	325
Total current liabilities	1,951	1,858
Long-term debt, net	3,510	3,724
Operating lease liabilities	192	179
Long-term environmental remediation	482	389
Deferred income taxes	53	49
Other liabilities	272	269
Total liabilities	6,460	6,468
Commitments and contingent liabilities (Note 16)
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 195,178,578 shares issued and 153,078,931 shares outstanding at September 30, 2022; 191,860,159 shares issued and 161,046,732 shares outstanding at December 31, 2021)	2	2
Treasury stock, at cost (42,099,647 shares at September 30, 2022; 30,813,427 shares at December 31, 2021)	(1,604)	(1,247)
Additional paid-in capital	1,015	944
Retained earnings	2,304	1,746
Accumulated other comprehensive loss	(433)	(364)
Total Chemours stockholders’ equity	1,284	1,081
Non-controlling interests	1	1
Total equity	1,285	1,082
Total liabilities and equity	$7,745	$7,550

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2021	191,115,609	$2	25,742,508	$(1,087)	$920	$1,381	$(318)	$2	$900
Common stock issued - compensation plans	94,003	—	(39,554)	2	(2)	—	—	—	—
Exercise of stock options, net	227,796	—	—	—	5	—	—	—	5
Purchases of treasury stock, at cost	—	—	2,087,534	(67)	—	—	—	—	(67)
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Net income	—	—	—	—	—	214	—	—	214
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(41)	—	—	(41)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Balance at September 30, 2021	191,437,408	$2	27,790,488	$(1,152)	$926	$1,554	$(332)	$1	$999

Balance at July 1, 2022	194,761,628	$2	39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215
Common stock issued - compensation plans	2,439	—	—	—	—	—	—	—	—
Exercise of stock options, net	414,511	—	—	—	3	—	—	—	3
Purchases of treasury stock, at cost	—	—	2,910,688	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Net income	—	—	—	—	—	240	—	—	240
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	—	(55)	—	(55)
Balance at September 30, 2022	195,178,578	$2	42,099,647	$(1,604)	$1,015	$2,304	$(433)	$1	$1,285

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	248,315	—	(39,554)	2	(1)	(1)	—	—	—
Exercise of stock options, net	949,210	—	—	—	15	—	—	—	15
Purchases of treasury stock, at cost	—	—	2,510,807	(82)	—	—	—	—	(82)
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	375	—	—	375
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(123)	—	—	(123)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(22)	—	(22)
Balance at September 30, 2021	191,437,408	$2	27,790,488	$(1,152)	$926	$1,554	$(332)	$1	$999

Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	295,736	—	—	—	—	—	—	—	—
Exercise of stock options, net	3,022,683	—	—	—	51	—	—	—	51
Purchases of treasury stock, at cost	—	—	11,286,220	(357)	—	—	—	—	(357)
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	675	—	—	675
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(117)	—	—	(117)
Other comprehensive loss	—	—	—	—	—	—	(69)	—	(69)
Balance at September 30, 2022	195,178,578	$2	42,099,647	$(1,604)	$1,015	$2,304	$(433)	$1	$1,285

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$675	$375
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	217	242
Gain on sales of assets and businesses, net	(27)	(2)
Equity in earnings of affiliates, net	(36)	(31)
(Gain) loss on extinguishment of debt	(7)	20
Amortization of debt issuance costs and issue discounts	7	6
Deferred tax provision (benefit)	6	(55)
Asset-related charges	5	—
Stock-based compensation expense	24	24
Net periodic pension cost	6	5
Defined benefit plan contributions	(9)	(12)
Other operating charges and credits, net	(24)	21
Decrease (increase) in operating assets:
Accounts and notes receivable	(256)	(343)
Inventories and other operating assets	(259)	(78)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	272	434
Cash provided by operating activities	594	606
Cash flows from investing activities
Purchases of property, plant, and equipment	(240)	(194)
Proceeds from sales of assets and businesses	33	—
Foreign exchange contract settlements, net	1	(9)
Other investing activities	(13)	1
Cash used for investing activities	(219)	(202)
Cash flows from financing activities
Proceeds from issuance of debt	—	650
Debt repayments	(64)	(784)
Payments related to extinguishment of debt	—	(18)
Payments on finance leases	(9)	(8)
Payments of debt issuance cost	(1)	(8)
Purchases of treasury stock, at cost	(351)	(80)
Proceeds from exercised stock options, net	51	15
Payments related to tax withholdings on vested stock awards	(4)	(2)
Payments of dividends to the Company's common shareholders	(117)	(123)
Distributions to non-controlling interest shareholders	—	(1)
Cash used for financing activities	(495)	(359)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(63)	(19)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(183)	26
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,551	1,105
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$1,368	$1,131

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$42	$44
Treasury Stock repurchased, not settled	10	2

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

Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance (“ASU No. 2021-10”), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company will adopt the guidance in its consolidated financial statements for the year ending December 31, 2022 and does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose qualitative and quantitative information about their programs, including key terms and activity during the period. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted, and should be applied retrospectively to each period in which a balance sheet is presented subject to certain exceptions. The Company is currently evaluating the disclosure requirement of this standard that will be required to be included in its consolidated financial statements.

Note 3. Acquisitions and Divestitures

Divestitures

In December 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17 (the “Beaumont Transaction”). The Company completed the land sale on May 24, 2022 and received net cash proceeds of $17. In January 2022, the Company entered into a stock agreement to sell certain of its wholly-owned subsidiaries and the remaining assets at its former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”). The Company completed the sale on June 9, 2022 and received net cash proceeds of $16. Upon completion of the Beaumont Transaction and the Pascagoula Transaction, the Company recorded a net pre-tax gain of $11 and $18, respectively, in other income, net in the consolidated statements of operations during the second quarter of 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment and product group for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales by geographic region (1)
North America:
Titanium Technologies	$348	$275	$1,028	$730
Thermal & Specialized Solutions	239	171	814	486
Advanced Performance Materials	172	123	469	363
Other Segment	21	55	51	138
Total North America	780	624	2,362	1,717
Asia Pacific:
Titanium Technologies	208	288	772	804
Thermal & Specialized Solutions	49	42	143	129
Advanced Performance Materials	189	158	503	448
Other Segment	6	6	18	18
Total Asia Pacific	452	494	1,436	1,399
Europe, the Middle East, and Africa:
Titanium Technologies	177	229	590	626
Thermal & Specialized Solutions	75	67	246	243
Advanced Performance Materials	74	62	219	197
Other Segment	5	4	14	13
Total Europe, the Middle East, and Africa	331	362	1,069	1,079
Latin America (2):
Titanium Technologies	144	116	384	330
Thermal & Specialized Solutions	54	38	157	104
Advanced Performance Materials	15	13	45	43
Other Segment	1	33	3	98
Total Latin America	214	200	589	575
Total net sales	$1,777	$1,680	$5,456	$4,770

Net sales by segment and product group
Titanium Technologies:
Titanium dioxide and other minerals	$877	$908	$2,774	$2,490
Thermal & Specialized Solutions:
Refrigerants	327	244	1,095	756
Foam, propellants, and other	90	74	265	206
Advanced Performance Materials:
Fluoropolymers and advanced materials	450	356	1,236	1,051
Other Segment	33	98	86	267
Total net sales	$1,777	$1,680	$5,456	$4,770
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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Contract assets:
Accounts receivable - trade, net (Note 8)	$844	$644
Contract liabilities:
Deferred revenue	$6	$5
Customer rebates (Note 13)	79	83

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2022 were not significant. For the three and nine months ended September 30, 2022, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2022 and December 31, 2021.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2022, Chemours had $25 of remaining performance obligations. The Company expects to recognize approximately 25% of its remaining performance obligations as revenue in 2022 and approximately 75% as revenue in 2023. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2022 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee separation charges	$(2)	$—	$4	$(2)
Decommissioning and other charges (1)	1	3	1	6
Total restructuring and other charges	(1)	3	5	4
Asset-related charges (2)	—	—	5	—
Total restructuring, asset-related, and other charges	$(1)	$3	$10	$4
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

2022 Restructuring Program

In the first quarter of 2022, management initiated a severance program that was largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, the Company recorded approximately $4 of employee separation costs for the nine months ended September 30, 2022, net of a $2 credit recorded in the three months ended September 30, 2022. The severance costs were recognized as follows: $1 in Thermal & Specialized Solutions, $1 in Advanced Performance Materials and $2 in Corporate and Other. The program and related severance payments are expected to be substantially completed by the end of 2022.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2022.

	Other Segment Site Closures	2022 Restructuring Program	Total
Balance at December 31, 2021	$1	$—	$1
Charges to income	—	4	4
Payments	(1)	(3)	(4)
Balance at September 30, 2022	$—	$1	$1

At September 30, 2022, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Leasing, contract services, and miscellaneous income (1)	$39	$4	$54	$16
Royalty income (2)	3	1	5	8
Gain on sales of assets and businesses, net (3)	—	1	27	2
Exchange gains (losses), net (4)	13	3	11	(2)
Non-operating pension and other post-retirement employee benefit income (5)	1	2	4	7
Total other income, net	$56	$11	$101	$31
(1)
For the three and nine months ended September 30, 2022, miscellaneous income includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment.
(2)
Royalty income is primarily from technology licensing.
(3)
For the nine months ended September 30, 2022, gain on sale includes net pre-tax gain on sale of $11 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction (see “Note 3 – Acquisitions and Divestitures”).
(4)
Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)
Non-operating pension and other post-retirement employee benefit income represents the components of net periodic pension income (cost), excluding the service cost component.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to Chemours	$240	$214	$675	$375
Denominator:
Weighted-average number of common shares outstanding - basic	155,376,422	165,113,024	157,149,738	165,627,861
Dilutive effect of the Company’s employee compensation plans	2,473,700	3,841,670	3,199,339	3,742,889
Weighted-average number of common shares outstanding - diluted	157,850,122	168,954,694	160,349,077	169,370,750

Basic earnings per share of common stock	$1.54	$1.30	$4.30	$2.26
Diluted earnings per share of common stock	1.52	1.27	4.21	2.21

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average number of stock options	993,598	1,499,648	1,113,383	1,501,344

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Accounts receivable - trade, net (1)	$844	$644
VAT, GST, and other taxes (2)	69	41
Other receivables (3)	67	35
Total accounts and notes receivable, net	$980	$720
(1)
Accounts receivable - trade, net includes trade notes receivable of $2 and $17 and is net of allowances for doubtful accounts of $10 and $5 at September 30, 2022 and December 31, 2021, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, other deposits and receivables under the transition services agreement with Draslovka Holding a.s. related to the sale of the Company’s Mining Solutions business and receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $1 and $9 for the three and nine months ended September 30, 2022, respectively, and less than $1 for the three and nine months ended September 30, 2021.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Finished products	$904	$704
Semi-finished products	202	192
Raw materials, stores, and supplies	548	475
Inventories before LIFO adjustment	1,654	1,371
Less: Adjustment of inventories to LIFO basis	(333)	(272)
Total inventories	$1,321	$1,099

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $797 and $650 (or 48% and 47%, respectively) of inventories before the LIFO adjustments at September 30, 2022 and December 31, 2021, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Equipment	$7,552	$7,559
Buildings	1,155	1,168
Construction-in-progress	344	361
Land	99	108
Mineral rights	36	36
Property, plant, and equipment	9,186	9,232
Less: Accumulated depreciation	(6,115)	(6,078)
Total property, plant, and equipment, net	$3,071	$3,154

Property, plant, and equipment, net included gross assets under finance leases of $91 and $95 at September 30, 2022 and December 31, 2021, respectively.

Depreciation expense amounted to $70 and $214 for the three and nine months ended September 30, 2022, respectively, and $76 and $234 for the three and nine months ended September 30, 2021, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $52 and $151 for the three and nine months ended September 30, 2022, respectively, and $41 and $114 for the three and nine months ended September 30, 2021, respectively. Purchases from the Company’s equity method investees amounted to $58 and $168 for the three and nine months ended September 30, 2022, respectively, and $46 and $133 for the three and nine months ended September 30, 2021, respectively. Dividends received from the equity method investees amounted to $0 and $2 for the three and nine months ended September 30, 2022, respectively, and less than $1 and $1 for the three and nine months ended September 30, 2021, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Capitalized repair and maintenance costs	$160	$195
Pension assets (1)	52	55
Deferred income taxes	136	171
Miscellaneous	47	26
Total other assets	$395	$447
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Accrued litigation (1)	$13	$36
Asset retirement obligations (2)	11	14
Income taxes	39	43
Customer rebates	79	83
Accrued interest	46	17
Operating lease liabilities	48	59
Miscellaneous (3)	81	73
Total other accrued liabilities	$317	$325
(1)
Represents the current portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(2)
Represents the current portion of asset retirement obligations (see “Note 15 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 14. Debt

The following table sets forth the components of the Company’s debt at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$768	$776
Tranche B-2 euro term loan due April 2025 (€334 at September 30, 2022 and €337 at December 31, 2021)	319	381
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2022 and €450 at December 31, 2021)	421	510
5.375% due May 2027	495	500
5.750% due November 2028	783	800
4.625% due November 2029	620	650
Finance lease liabilities	64	72
Financing obligation (1)	92	93
Total debt principal	3,562	3,782
Less: Unamortized issue discounts	(4)	(5)
Less: Unamortized debt issuance costs	(24)	(28)
Less: Short-term and current maturities of long-term debt	(24)	(25)
Total long-term debt, net	$3,510	$3,724
(1)
At September 30, 2022 and December 31, 2021, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

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

No borrowings were outstanding under the Revolving Credit Facility at September 30, 2022 and December 31, 2021. The Company made term loan repayments of $3 and $10 for the three and nine months ended September 30, 2022 and 2021, respectively. Chemours also had $104 and $107 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 4.9% and 3.2%, respectively. Also, at September 30, 2022, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.10% per annum.

Note Repurchases

During the three months ended September 30, 2022, the Company repurchased through open market transactions, an aggregate principal of $61 of its senior unsecured notes for cash payment of $53. The Company recorded a gain of $7 in “Gain (loss) on extinguishment of debt” in the consolidated statements of operations, net of $1 in charges related to the write-off of deferred financing costs associated with the extinguished debt.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2022, the Company received $393 and $1,071, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $393 and $1,071, respectively, of incremental accounts receivable. During the three and nine months ended September 30, 2021, the Company received $331 and $947, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $331 and $972, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $181 and $76 at September 30, 2022 and December 31, 2021, respectively. The Company incurred $1 and $2 of fees associated with the Securitization Facility during the three months and nine months, respectively, in each of the periods ended September 30, 2022 and 2021. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2022	$3
2023	12
2024	12
2025	1,060
2026	421
Thereafter	1,898
Total principal maturities on debt	$3,406

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$768	$721	$776	$769
Tranche B-2 euro term loan due April 2025 (€334 at September 30, 2022 and €337 at December 31, 2021)	319	312	381	378
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2022 and €450 at December 31, 2021)	421	366	510	518
5.375% due May 2027	495	428	500	538
5.750% due November 2028	783	643	800	846
4.625% due November 2029	620	461	650	645
Total senior debt principal	3,406	$2,931	3,617	$3,694
Less: Unamortized issue discounts	(4)		(5)
Less: Unamortized debt issuance costs	(24)		(28)
Total senior debt, net	$3,378		$3,584

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Employee-related costs (1)	$86	$94
Accrued litigation (2)	51	50
Asset retirement obligations (3)	67	62
Miscellaneous (4)	68	63
Total other liabilities	$272	$269
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $78 and $76 when combined with the current portion at September 30, 2022 and December 31, 2021, respectively (see “Note 13 – Other Accrued Liabilities”). For the nine months ended September 30, 2022, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes an accrued workers compensation indemnification liability of $36 and $32 at September 30, 2022 and December 31, 2021, respectively.

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

The following table sets forth the components of the Company’s accrued litigation at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Asbestos	$33	$33
PFOA	23	23
All other matters (1)	8	30
Total accrued litigation	$64	$86
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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2022 and December 31, 2021.

	Balance Sheet Location	September 30, 2022	December 31, 2021
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 13)	$13	$36
Long-term accrued litigation	Other liabilities (Note 15)	51	50
Total accrued litigation		$64	$86
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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. To date under the MOU, total aggregate Qualified Spend, including settlements, by Chemours, DuPont, and Corteva has amounted to $268. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $44 and $108 during the three and nine months ended September 30, 2022, respectively, and $30 and $72 during the three and nine months ended September 30, 2021, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited an additional $100 into the escrow account in September 2022. At September 30, 2022 and December 31, 2021, the Company had $201 and $100 deposited in the escrow account, respectively. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At September 30, 2022 and December 31, 2021, there were approximately 900 and 1,000 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At September 30, 2022 and December 31, 2021, Chemours had an accrual of $33 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2022 and December 31, 2021, there were 16 and 19 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At September 30, 2022 and December 31, 2021, Chemours maintained accruals of $23, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2022, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $23 accrued at September 30, 2022 and December 31, 2021.

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

The single then-pending matter not included in the Second MDL Settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. The Company has appealed the verdict. The Company believes that the probability of a loss regarding the verdict is remote, given numerous meritorious grounds for pending post-trial motions and appeal.

In August 2022, a personal injury case was filed in federal court in West Virginia on behalf of a plaintiff purporting to be a member of the Leach Class. The Company has opposed a recent filing by that plaintiff seeking to have the matter transferred to the Ohio federal court MDL.

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

Chemours has responded to letters and inquiries from governmental law enforcement entities regarding PFAS, including in January 2020, a letter informing it that the U.S. Department of Justice, Consumer Protection Branch, and the United States Attorney’s Office for the Eastern District of Pennsylvania are considering whether to open a criminal investigation under the Federal Food, Drug, and Cosmetic Act and asking that it retain its documents regarding PFAS and food contact applications. In July 2020, Chemours received a grand jury subpoena for documents. In October 2022, the Company along with other entities received a Notice of Intent to Commence Litigation from the State of California pursuant to its investigation relating to PFAS manufacturing, marketing, sale and disposal. The Company is presently unable to predict the duration, scope, or result of any potential governmental, criminal, or civil proceeding that may result, the imposition of fines and penalties, and/or other remedies. The Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours have been named in approximately 3,100 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial and will be called for jury selection and/or trial on or after June 5, 2023. The court has encouraged all parties to discuss resolution of the water provider category of cases. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with Plaintiffs’ Counsel on these cases.

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

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, Massachusetts, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, Pennsylvania, Colorado, Florida and Wisconsin have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer.

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

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID has filed a petition for review of the certification. The Town of Petersburgh in New York also filed suit in New York state court in August 2022 alleging defendants 3M, EID, and other defendants, are responsible for PFOA contamination of its municipal drinking water supply. The complaint alleges product liability claims, negligence, and trespass. Plaintiff seeks injunctive and declaratory relief as well as compensatory and punitive damages.

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

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. In addition, seven lawsuits were filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Furthermore, nine additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

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

In Ohio, a putative class action (“Hardwick”) was filed against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted and appellate review will proceed. Defendants will continue to defend at the trial court level while this appeal is pending. Management believes that a loss is reasonably possible as to the Hardwick matter, but not estimable at this time given the significant class issues to be resolved and that this matter is entering the discovery phase.

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

In Alabama, a purported class action was filed in July 2022 in Alabama federal court on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In Maine, a previously filed lawsuit in federal court by individuals against various paper mills owners in Maine was amended in October 2022 to add various alleged suppliers to the paper mills as defendants, including EID. The lawsuit alleges PFAS chemicals were used in making paper products at the mills and that discharges, waste disposal and the selling of byproducts from paper mills caused property damages as well as personal injury to the plaintiffs. The lawsuit alleges various claims against the mills; alleges negligence, strict liability and nuisance against the supplier defendants; and seeks monetary damages.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. At this time, management believes that a loss related to this matter is remote.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

PFOA and PFAS Summary

With the exception of the matters noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses, which could be material, are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, pending against EID by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. In one of the six lawsuits, pursuant to a March 2021 court decision, there are no current pending claims against EID or Chemours. In four of the other lawsuits, pursuant to August 2021 and September 2021 court decisions, the court granted defendants’ motion to dismiss. In September 2022, the court granted plaintiffs' motions for leave to file amended complaints for certain claims. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

Patent Infringement

In November 2017, Chemours filed an action for infringement of two of its patents against Daikin America, Inc. and Daikin Industries, LTD. (“Daikin”) in the Delaware federal court. Chemours alleges that Daikin have made, used, offered to sell, sold, or imported certain copolymers which infringe the patents-in-suit. In July 2022, the parties entered into a confidential settlement and the case has been dismissed.

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

The following table sets forth the Company’s environmental remediation liabilities at September 30, 2022 and December 31, 2021 for the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	September 30, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina (1)	486	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	17	24
All other sites	118	110
Total environmental remediation	$692	$562
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Current environmental remediation	$210	$173
Long-term environmental remediation	482	389
Total environmental remediation	$692	$562

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liability may range up to approximately $720 above the amount accrued at September 30, 2022. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. The Company continues to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of September 30, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compound, including HFPO Dimer Acid.

Chemours environmental remediation expenses were $24 and $235 for the three and nine months ended September 30, 2022, respectively, and $28 and $241 for the three and nine months ended September 30, 2021, respectively of which $8 and $201 for the three and nine months ended September 30, 2022, respectively, and $13 and $205 for the three and nine months ended September 30, 2021, respectively, relate to Fayetteville (discussed further below).

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

While the Company believes that discharges from Fayetteville to the Cape Fear River, on-site surface water, groundwater, and air emissions have not impacted the safety of drinking water in North Carolina, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities including EPA.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
On-site remediation	$300	$289
Off-site groundwater remediation	186	70
Total Fayetteville environmental remediation	$486	$359

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Current environmental remediation	$154	$114
Long-term environmental remediation	332	245
Total Fayetteville environmental remediation	$486	$359

Chemours environmental remediation expenses related to Fayetteville were $8 and $201 for the three and nine months ended September 30, 2022, respectively, and $13 and $205 for the three and nine months ended September 30, 2021, respectively. As discussed below in accordance with the guidance on accounting changes, the Company revised its estimated liability during the second quarter of 2022 and 2021 resulting in an additional accrual of $174 and $181 recorded in the nine months ended September 30, 2022 and 2021, respectively. These accruals were primarily related to off-site drinking water remediation, construction of the barrier wall and the future operation of the groundwater extraction and treatment system in both periods. No significant changes were recorded in the three months ended September 30, 2022 and 2021.

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

In June 2022, following EPA’s release of a final drinking water health advisory for GenX compounds, including HFPO Dimer Acid, by EPA, NC DEQ sent a notice to Chemours requiring the Company to revise its drinking water compliance plan and feasibility study report, and to provide public water or whole building filtration systems to eligible properties with a private drinking water well that have tested above 10 ppt for GenX compounds under Paragraph 19 of the CO. On July 13, 2022, Chemours submitted its response to NC DEQ, providing information and other items requested by NCDEQ for its approval. Notwithstanding the Petition for Review of the EPA GenX compounds health advisory, and reserving its rights related thereto, the Company proposed a plan to extend Paragraph 19 options to properties that have tested above 10 ppt for GenX compounds, including conducting a feasibility review. As a result of Chemours’ proposed plan in response to the NC DEQ notice, in the second quarter of 2022, the Company recorded approximately $108 in selling, general, and administrative expense, reflecting a change in estimate for the estimated qualifying properties previously qualified for under-sink RO units that may now be eligible for public water or a whole building filtration system resulting from the lower health advisory for GenX of 10ppt.

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

At September 30, 2022 and December 31, 2021, the Company had $167 and $59 accrued, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. Off-site installation, maintenance, and monitoring cost estimates could change as actual experience may differ from management’s estimates or new information may become available.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As of September 30, 2022 and December 31, 2021, the Company had accrued $19 and $11, respectively, for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. The liability is based on management’s preliminary assessment of the facts and circumstances for this matter and its evaluation of NC DEQ comments received to date. The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination within the four counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any. Management’s estimate of the ultimate liability for this matter is dependent upon NC DEQ approval of the proposed plans in response to various NC DEQ letters, obtaining additional information, implementation of EPA’s health advisories, and additional feasibility and investigation work that has not yet been scoped or performed. Given the level of uncertainties noted above, the Company is not able to provide a reasonable high-end estimate beyond the $19 accrued at September 30, 2022. The ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

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

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of an NPDES permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed in early 2023.

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

On March 25, 2022, the Company submitted the 90% design of the barrier wall and groundwater extraction and treatment system which included additional response to NC DEQ comments concerning the 60% design. Based on the 90% design report, the Company believes that the design of the barrier wall and groundwater extraction and treatment system meets the requirements for this project under the CO and Addendum. On September 15, 2022, the Company received an approval of the 90% design report with specific conditions that NC DEQ directed the Company to address, which the Company responded to and received an approval of the design, as supplemented, in October 2022. Additionally, on September 15, 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project which contained conditions and limits that exceeded the requirements contained within the Consent Order and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022.

The Company does not believe that the incremental costs to comply with the NC DEQ conditions will be material. Other uncertainties remain with respect to the ultimate completion of the remediation project, including but not limited to, the resolution of the administrative petition contesting the discharge permit. It is reasonably possible that additional costs may be incurred related to the discharge permit, depending on the ultimate outcome of the petition filed by the Company, which cannot be predicted at this time. Complying with the higher thresholds outlined in the discharge permit may not be feasible and/or could impact the design of the groundwater treatment system reflected in the 90% design plan.

Pre-construction site preparation activities for the barrier wall are in progress and in the second quarter of 2022, construction of the water conveyance and treatment facility has begun. Construction of the barrier wall is dependent on resolution of the Company's appeal of the discharge permit.

As the Company progressed in its soil testing, finalization of certain elements of the technical construction design for the barrier wall and mechanical and electrical elements of the groundwater treatment system, as well as obtaining new and revised vendor estimates or bids reflecting final design requirements, and increased cost of materials, equipment, and consumables for the construction of a barrier wall and groundwater treatment system, the Company recorded additional accrual of approximately $58 in the second quarter of 2022. The change primarily related to additional materials required for the barrier wall following completion of soil testing, additional mechanical and electrical for water capture, conveyance and treatment system, additional civil construction requirements, additional soil management requirements and general increases in the cost of materials due to supply chain constraints and inflation.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $300 and $289 at September 30, 2022 and December 31, 2021, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on the final approved design, permitting and actual labor and material costs. As such, cost estimates could change as actual experience may differ from management’s estimates.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At September 30, 2022, several significant uncertainties remain, principally related to obtaining required operating permits, including resolution of the petition of the treated groundwater and surface water discharge permit, completion or finalization of contract negotiations with key construction and water treatment vendors, and the estimated future cost and time period of OM&M. Accordingly, at September 30, 2022, the Company estimated that the cost for the barrier wall and groundwater OM&M could range up to $308, of which $190 is accrued.

The final cost of the on-site groundwater treatment system primarily depends on receiving timely NC DEQ permit approvals and thus the timely finalization of remaining design details, notably water treatment requirements and estimated carbon usage. Per the Addendum, NC DEQ was required to use best efforts to complete its review and notify the Company whether the 90% design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Unanticipated schedule delays or other factors beyond the Company’s control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, subject to the extension provided in the Addendum relating to approval of the 90% design report, and subject further to obtaining the required permits, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed. The completion of the barrier wall and groundwater treatment system is dependent upon resolution of the Company's appeal of the treated groundwater and surface water discharge permit. A prolonged delay in the construction could result in additional costs including the availability of critical construction resources and costs of materials, among others. Payment of financial penalties, if or when completion extends beyond March 15, 2023, subject to extension, as stipulated in the Addendum, is deemed remote at this time.

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which is subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum.

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

Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of September 30, 2022, management does not believe that a loss is probable.

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

In 2019, civil actions were filed against EID and Chemours in North Carolina federal court relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,800 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. It is possible that additional litigation may be filed against the Company and/or EID concerning the discharges.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at September 30, 2022 and December 31, 2021 with respect to this indemnification.

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

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total number of shares purchased	—	2,087,534	7,824,039	2,510,807
Total amount for shares purchased	$—	$67	$251	$82
Average price paid per share	$—	$32.28	$32.06	$32.76

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total number of shares purchased	2,910,688	—	3,462,181	—
Total amount for shares purchased	$87	$—	$106	$—
Average price paid per share	$29.69	$—	$30.56	$—

The Company purchased an aggregate 2,910,688 and 11,286,220 shares of Chemours’ issued and outstanding common stock under the 2018 and 2022 Share Repurchase Program during the three and nine months ended September 30, 2022, respectively, which amounted to $87 and $357 at an average share price of $29.69 and $31.60 per share, respectively.

Through September 30, 2022, the Company purchased a cumulative 3,462,181 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $106 at an average share price of $30.56 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2022 was $644.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $7 and $24 for the three and nine months ended September 30, 2022, respectively, and $3 and $24 for the three and nine months ended September 30, 2021, respectively.

Stock Options

On March 1, 2022, Chemours granted approximately 1,030,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair value of the Company’s stock option awards granted during the nine months ended September 30, 2022.

Nine Months Ended September 30, 2022
Risk-free interest rate	1.61%
Expected term (years)	6.00
Volatility	56.71%
Dividend yield	3.85%
Fair value per stock option	$9.89

The Company recorded $2 and $6 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2022, respectively, and $2 and $9 for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, approximately 4,770,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2022, Chemours granted approximately 425,000 restricted stock units (“RSUs”) to key management employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $9 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2022, respectively, and $2 and $9 for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, approximately 1,550,000 RSUs remained non-vested.

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

The Company recorded $2 and $9 in stock-based compensation expense specific to its PSUs for the three and nine months ended September 30, 2022, respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded reductions of stock-based compensation expense of $1 specific to its PSUs for the three months ended September 30, 2021 due to forfeitures of awards during the quarter, and recorded stock-based compensation expense of $6 specific to its PSUs for the nine months ended September 30, 2021. At September 30, 2022, approximately 860,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2022 and 2021.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	106	22	(216)	19	(69)
Balance at September 30, 2022	$85	$27	$(452)	$(93)	$(433)

Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive income (loss)	34	8	(71)	7	(22)
Balance at September 30, 2021	$(42)	$—	$(191)	$(99)	$(332)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2022, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $198, and an average maturity of one month. At December 31, 2021, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254, and an average maturity of one month. Chemours recognized net gains of $3 for the three and nine months ended September 30, 2022, and net losses of $1 and $12 for the three and nine months ended September 30, 2021, respectively, in other income (expense), net.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2022, the Company had 181 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $186, and an average maturity of four months. At December 31, 2021, the Company had 175 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195, and an average maturity of four months. Chemours recognized pre-tax gains of $18 and $30 for the three and nine months ended September 30, 2022, respectively, and pre-tax gains of $2 and $5 for the three and nine months ended September 30, 2021, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2022, $5 and $11 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2021, $1 and $4 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $24 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At December 31, 2021, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. Chemours recognized pre-tax gains of $2 and $8 for the three and nine months ended September 30, 2022, respectively, and a pre-tax gain of less than $1 and a pre-tax loss of less than $1 for the three and nine months ended September 30, 2021, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2022, $2 of gain were reclassified to interest expense, net from accumulated other comprehensive loss. For the three and nine months ended September 30, 2021, less than $1 and $1 of loss was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $7 of net pre-tax gain from accumulated other comprehensive loss to interest expense, net through March 2023.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $81 and $139 for the three and nine months ended September 30, 2022, respectively, and pre-tax gains of $21 and $45 for the three and nine months ended September 30, 2021, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2022 and 2021.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2022 and December 31, 2021.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2022	December 31, 2021
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	19	5
Interest rate swaps designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	—	—
Total asset derivatives		$20	$6

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$1	$1
Total liability derivatives		$1	$1

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2022 and 2021.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	18
Interest rate swaps designated as a cash flow hedge	—	2	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	81

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	2
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	21

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	11	—	—	30
Interest rate swaps designated as a cash flow hedge	—	2	—	8
Euro-denominated debt designated as a net investment hedge	—	—	—	139

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(12)	$—
Foreign currency forward contracts designated as a cash flow hedge	(4)	—	—	5
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	45

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$(3)	$(4)	$(10)	$(12)
Interest cost	(1)	(1)	(5)	(4)
Expected return on plan assets	4	5	14	15
Amortization of actuarial loss	(2)	(2)	(6)	(6)
Amortization of prior service gain	—	—	1	2
Total net periodic pension cost	$(2)	$(2)	$(6)	$(5)

Amortization of actuarial loss	2	2	6	6
Amortization of prior service gain	—	—	(1)	(2)
Effect of foreign exchange rates	9	2	16	4
Benefit recognized in other comprehensive income	11	4	21	8
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$9	$2	$15	$3

The Company made cash contributions of $2 and $9 to its defined benefit pension plans during the three and nine months ended September 30, 2022, respectively, and $4 and $12 for the three and nine months ended September 30, 2021, respectively. The Company does not expect to make additional cash contributions to its defined benefit pension plans during the remainder of 2022.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,167	$1,451
Restricted cash and restricted cash equivalents (1)	201	100
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,368	$1,551
(1)
Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU (see “Note 16 – Commitments and Contingent Liabilities”).

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended September 30, 2022
Net sales to external customers	$877	$417	$450	$33	$1,777
Adjusted EBITDA	137	162	112	3	414
Depreciation and amortization	31	13	20	2	66

Three Months Ended September 30, 2021
Net sales to external customers	$908	$318	$356	$98	$1,680
Adjusted EBITDA	221	103	76	14	414
Depreciation and amortization	31	15	21	3	70

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Nine Months Ended September 30, 2022
Net sales to external customers	$2,774	$1,360	$1,236	$86	$5,456
Adjusted EBITDA	559	549	306	1	1,415
Depreciation and amortization	93	40	61	6	200

Nine Months Ended September 30, 2021
Net sales to external customers	$2,490	$962	$1,051	$267	$4,770
Adjusted EBITDA	604	307	212	42	1,165
Depreciation and amortization	95	45	65	14	219

Total Assets
September 30, 2022	$2,471	$1,253	$1,709	$134	$5,567
December 31, 2021	2,318	1,124	1,621	149	5,212

Corporate and Other depreciation and amortization expense amounted to $6 and $17 for the three and nine months ended September 30, 2022, respectively, and $8 and $23 for the three and nine months ended September 30, 2021, respectively. Corporate and Other total assets amounted to $2,178 and $2,338 at September 30, 2022 and December 31, 2021, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated net income (loss) before income taxes for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$414	$414	$1,415	$1,165
Corporate and Other expenses (excluding items below)	(51)	(42)	(174)	(159)
Interest expense, net	(41)	(45)	(123)	(142)
Depreciation and amortization	(72)	(78)	(217)	(242)
Non-operating pension and other post-retirement employee benefit income	1	2	4	7
Exchange gains (losses), net	13	3	11	(2)
Restructuring, asset-related, and other charges (1)	2	(3)	(14)	(2)
Gain (loss) on extinguishment of debt	7	(20)	7	(20)
Gain on sales of assets and businesses, net (2)	—	1	27	2
Natural disasters and catastrophic events (3)	—	—	—	(19)
Transaction costs (4)	—	(2)	—	(7)
Qualified spend recovery (5)	14	12	41	12
Legal and environmental charges (6,7)	12	(11)	(167)	(219)
Income before income taxes	$299	$231	$810	$374
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
(2)
Refer to “Note 6 – Other Income (Expense), Net” for further details.
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
(6)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and others. For the three and nine months ended September 30, 2022, legal charges include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment. For the nine months ended September 30, 2021, legal charges include $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. Refer to “Note 16 – Commitments and Contingent Liabilities” for further details.
(7)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. In 2022, environmental charges include $175 primarily related to an update to the off-site drinking water programs at Fayetteville and changes in estimates related to the barrier wall constructions. In 2021, environmental charges include $169 primarily related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system. Refer to “Note 16 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net sales	$1,777	$1,680	$5,456	$4,770
Cost of goods sold	1,345	1,253	4,042	3,782
Gross profit	432	427	1,414	988
Selling, general, and administrative expense	140	124	535	433
Research and development expense	32	27	88	78
Restructuring, asset-related, and other charges	(1)	3	10	4
Total other operating expenses	171	154	633	515
Equity in earnings of affiliates	16	12	44	32
Interest expense, net	(41)	(45)	(123)	(142)
Gain (loss) on extinguishment of debt	7	(20)	7	(20)
Other income, net	56	11	101	31
Income before income taxes	299	231	810	374
Provision for (Benefit from) income taxes	59	17	135	(1)
Net income	240	214	675	375
Net income attributable to Chemours	$240	$214	$675	$375
Per share data
Basic earnings per share of common stock	$1.54	$1.30	$4.30	$2.26
Diluted earnings per share of common stock	1.52	1.27	4.21	2.21

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2022, compared with the same periods in 2021.

Change in net sales from prior period	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Price	18%	22%
Volume	(5)%	(1)%
Currency	(3)%	(3)%
Portfolio	(4)%	(4)%
Total change in net sales	6%	14%

Our net sales increased by $97 million (or 6%) to $1.8 billion for the three months ended September 30, 2022, compared with net sales of $1.7 billion for the same period in 2021. The increase in our net sales for the three months ended September 30, 2022 was primarily attributable to an increase in price of 18%, partially offset by a decrease in volume of 5%, and portfolio change of 4% driven by the sale of our Mining Solutions business in 2021. Price increased across all our reportable segments, while volume decreases were attributed to our Titanium Technologies segment, substantially offset by higher volume in our Thermal and Specialized Solutions and Advanced Performance Materials segments. Unfavorable currency movements in all our reportable segments added a headwind of 3% to our net sales.

Our net sales increased by $686 million (or 14%) to $5.5 billion for the nine months ended September 30, 2022, compared with net sales of $4.8 billion for the same period in 2021. The increase in our net sales for the nine months ended September 30, 2022 was primarily attributable to an increase in price of 22%, partially offset by a decrease in volume of 1%, and portfolio change of 4% driven by the sale of our Mining Solutions business in 2021. Price increased across all our reportable segments and volume increased in our Thermal & Specialized Solutions and Advanced Performance Materials segments. Unfavorable currency movements in all our reportable segments added a headwind of 3% to our net sales.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $92 million (or 7%) and $260 million (or 7%) to $1.3 billion and $4.0 billion for the three and nine months ended September 30, 2022, respectively, compared with COGS of $1.3 billion and $3.8 billion for the same periods in 2021. The increases in our COGS for the three and nine months ended September 30, 2022 were primarily attributable to higher net sales, higher raw material costs due to inflation and supply constraints, higher distribution, freight, and logistics expenses, In addition, in the third quarter of 2021, we recognized a payroll tax credit under the Employee Retention Credit of the Coronavirus Aid, Relief, and Economic Security Act. The increase for the nine months ended September 30, 2022 was partially offset by higher on-site remediation costs at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) during the second quarter of 2021 and higher Qualified Spend recovery from DuPont and Corteva recognized during the nine months ended September 30, 2022 as compared to 2021.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $16 million (or 13%) and $102 million (or 24%) to $140 million and $535 million for the three and nine months ended September 30, 2022, respectively, compared with SG&A expense of $124 million and $433 million for the same periods in 2021. The increase in our SG&A expense for the three months ended September 30, 2022 was primarily attributable to higher legal expenses related to legacy liabilities and increased efforts related to regulatory matters, and higher long-term performance-related compensations expenses relative to the third quarter of 2021. The increase in our SG&A expense for the nine months ended September 30, 2022 was primarily attributable to increased off-site environmental remediation costs at Fayetteville during the second quarter of 2022 of approximately $108 million as well as the factors noted in the three months ended. These increases were partially offset by the $25 million charge incurred in the second quarter of 2021 in connection with our portion of the settlement agreement with the State of Delaware.

The Chemours Company

Research and Development Expense

Our research and development (“R&D”) expense increased by $5 million (or 19%) and $10 million (or 13%) to $32 million and $88 million for the three and nine months ended September 30, 2022, compared with R&D expense of $27 million and $78 million for the same periods in 2021. The increases in our R&D expense for the three and nine months ended September 30, 2022 were primarily attributable to growth initiatives in the current year and our increased focus on product development in our Advanced Performance Materials segment.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $4 million (or over 100%) to $(1) million for the three months ended September 30, 2022, compared with restructuring, asset-related, and other charges of $3 million for the same period in 2021, and was primarily attributable to a $2 million reduction of employee separation charges incurred in connection with our 2022 Restructuring Program. Our restructuring, asset-related, and other charges increased by $6 million (or over 100%) to $10 million for the nine months ended September 30, 2022, compared with restructuring, asset-related, and other charges of $4 million for the same period in 2021, and was primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $4 million of employee separation charges incurred in connection with our 2022 Restructuring Program.

Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2021 were primarily attributable to $2 million and $10 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plants. For the nine months ended September 30, 2021, the decrease was offset by a net $7 million gain in Other Charges in connection with our contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $4 million (or 33%) and $12 million (or 38%) to $16 million and $44 million for the three and nine months ended September 30, 2022, respectively, compared with equity in earnings of affiliates of $12 million and $32 million for the same periods in 2021. The increases in our equity in earnings of affiliates for the three and nine months ended September 30, 2022 were primarily attributable to increased pricing and demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $4 million (or 9%) and $19 million (or 13%) to $41 million and $123 million for the three and nine months ended September 30, 2022, respectively, compared with interest expense, net of $45 million and $142 million for the same periods in 2021. The decreases in our interest expense were primarily attributable to a reduction in associated interest rates following the refinancing of our 7.000% senior notes due May 2025 in August of 2021.

Gain (Loss) on Extinguishment of Debt

For the three and nine months ended September 30, 2022, we recognized a net gain on extinguishment of debt of $7 million in connection with the open market repurchases of various portions of our senior unsecured notes.

For the three and nine months ended September 30, 2021, we recognized a loss on extinguishment of debt of $20 million in connection with our tender offer and make-whole call to purchase any and all of the $750 million 7.000% senior unsecured notes due May 2025.

The Chemours Company

Other Income, Net

Our other income, net increased by $45 million (or over 100%) and $70 million (or over 100%) to $56 million and $101 million for the three and nine months ended September 30, 2022, respectively, compared with other income, net of $11 million and $31 million for the same periods in 2021. The increases in our other income were primarily attributable to settlement of a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment and favorable changes in net exchange gains and losses of $10 million and $13 million, respectively, driven by the favorable movements in several foreign currencies, primarily the strengthening of the U.S. dollar against the euro, and foreign currency forward contracts. For the nine months ended September 30, 2022, the comparative increase in our other income, net was also attributable to a net pre-tax gain on sale of $11 million and $18 million associated with the sale of our land related to the Beaumont former operating site (the “Beaumont Transaction”) and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”), respectively, as well as the favorable changes in net exchange gains and losses noted above.

Provision for (Benefit from) Income Taxes

We have a provision for income taxes of $59 million and $17 million for the three months ended September 30, 2022 and 2021, respectively, which represented effective tax rates of 20% and 7%, respectively. The $42 million increase in our provision for income taxes for the three months ended September 30, 2022 was attributable to increased profitability, changes to our geographical mix of earnings, and changes to non-recurring items. In the third quarter of 2022, we recognized additional income tax expense from a settlement in a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment. In the third quarter of 2021, we recognized a $10 million income tax benefit associated with the reversal of a valuation allowance on a certain foreign subsidiary's deferred tax assets in relation to the Mining Solutions business sale entered into in that period.

We have a provision for income taxes of $135 million for the nine months ended September 30, 2022 and a benefit from income taxes of $1 million for the nine months ended September 30, 2021, which represented effective tax rates of 17% and less than negative 1%, respectively. The $136 million increase in our provision for income taxes for the nine months ended September 30, 2022 was primarily attributable to the same factors discussed in the preceding paragraph; as well as an income tax expense of $6 million associated with the gain recognized related to the Beaumont and Pascagoula Transactions during the second quarter of 2022 and an $11 million income tax benefit associated with a 2012 income tax refund from a foreign subsidiary during the second quarter of 2021.

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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Titanium Technologies	$137	$221	$559	$604
Thermal & Specialized Solutions	162	103	549	307
Advanced Performance Materials	112	76	306	212
Other Segment	3	14	1	42
Corporate and Other	(51)	(42)	(174)	(159)
Total Adjusted EBITDA	$363	$372	$1,241	$1,006

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$877	$908	$2,774	$2,490
Adjusted EBITDA	137	221	559	604
Adjusted EBITDA margin	16%	24%	20%	24%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Price	16%	20%
Volume	(16)%	(7)%
Currency	(3)%	(2)%
Portfolio	—%	—%
Total change in segment net sales	(3)%	11%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $31 million (or 3%) to $877 million for the three months ended September 30, 2022 compared with segment net sales of $908 million for the same period in 2021. The decrease in segment net sales for the three months ended September 30, 2022 was primarily attributable to a decrease in volume of 16% and headwinds from unfavorable currency movements of 3%, partially offset by an increase in price of 16%. Volume decreases were driven by weakening market demand, particularly in Europe and Asia. Price increases were primarily due to contractual price changes.

Our Titanium Technologies segment's net sales increased by $284 million (or 11%) to $2.8 billion for the nine months ended September 30, 2022 compared with segment net sales of $2.5 billion for the same period in 2021. The increase in segment net sales for the nine months ended September 30, 2022 was primarily attributable to an increase in price of 20%, partially offset by a decrease in volume of 7%. Price increases were due to contractual price changes, as well as price increases with our Flex customers and Distribution partners. Volume decreases were driven by constraints in output due to ore shortages in the first half of the year, as well as weakening market demand in Europe and Asia during the third quarter of 2022. Unfavorable currency movements added a 2% headwind to the segment's net sales during the nine months ended September 30, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2022 segment Adjusted EBITDA decreased by $84 million (or 38%) to $137 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 16%, compared with segment Adjusted EBITDA of $221 million and Adjusted EBITDA margin of 24% for the same period in 2021. For the nine months ended September 30, 2022, segment Adjusted EBITDA decreased by $45 million (or 7%) to $559 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 20%, compared with segment Adjusted EBITDA of $604 million and Adjusted EBITDA margin of 24% for the same period in 2021. The decreases in segment Adjusted EBITDA and EBITDA margin during the three and nine months ended September 30, 2022 were primarily attributable to the aforementioned decrease in sales volumes and higher raw material, energy, and logistics costs.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$417	$318	$1,360	$962
Adjusted EBITDA	162	103	549	307
Adjusted EBITDA margin	39%	32%	40%	32%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and nine months ended September 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Price	25%	35%
Volume	8%	8%
Currency	(2)%	(2)%
Portfolio	—%	—%
Total change in segment net sales	31%	41%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $99 million (or 31%) and $398 million (or 41%) to $417 million and $1.4 billion for the three and nine months ended September 30, 2022, respectively, compared with segment net sales of $318 million and $962 million for the same period in 2021. The increases in segment net sales for the three and nine months ended September 30, 2022 were primarily attributable to increases in price of 25% and 35%, respectively, and an increase in volume of 8% in both periods. Prices increased in most markets across the business due to changing market and regulatory dynamics and steady value-based pricing growth within our refrigerants portfolio. Volumes increased due to continued adoption of OpteonTM and other specialized solutions. Unfavorable currency movements added a 2% headwind to the segment’s net sales during the three and nine months ended September 30, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2022, segment Adjusted EBITDA increased by $59 million (or 57%) to $162 million and Adjusted EBITDA margin increased by approximately 700 basis points to 39%, compared with segment Adjusted EBITDA of $103 million and Adjusted EBITDA margin of 32% for the same period in 2021. For the nine months ended September 30, 2022, segment Adjusted EBITDA increased by $242 million (or 79%) to $549 million and Adjusted EBITDA margin increased by approximately 800 basis points to 40%, compared with segment Adjusted EBITDA of $307 million and Adjusted EBITDA margin of 32% for the same period in 2021. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2022 were primarily attributable to the aforementioned increase in price, including favorable product mix, and sales volumes, partially offset by higher raw material costs.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Segment net sales	$450	$356	$1,236	$1,051
Adjusted EBITDA	112	76	306	212
Adjusted EBITDA margin	25%	21%	25%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and nine months ended September 30, 2022, compared with the same periods in 2021.

Change in segment net sales from prior period	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Price	23%	18%
Volume	9%	4%
Currency	(6)%	(4)%
Portfolio	—%	—%
Total change in segment net sales	26%	18%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $94 million (or 26%) and $185 million (or 18%) to $450 million and $1.2 billion for the three and nine months ended September 30, 2022, respectively, compared with segment net sales of $356 million and $1.1 billion for the same period in 2021. The increases in segment net sales for the three and nine months ended September 30, 2022 were primarily attributable to increases in price of 23% and 18%, respectively, and in volume of 9% and 4%, respectively. Global average selling price increased due to increasing sales in high-value end-markets, including advanced electronics, semiconductors, and clean energy, as well as customer level pricing actions to offset increased raw material and energy costs. Volume increased due to higher global customer demand across key markets, partially offset by supply chain challenges and lower demand in non-strategic end-markets where fade has been anticipated given our strategy to drive higher value, differentiated product offerings. Unfavorable currency movements added a 6% and 4% headwind to the segment’s net sales during the three and nine months ended September 30, 2022, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2022, segment Adjusted EBITDA increased by $36 million (or 47%) to $112 million and Adjusted EBITDA margin increased by approximately 400 basis points to 25%, compared with segment Adjusted EBITDA of $76 million and Adjusted EBITDA margin of 21% for the same period in 2021. For the nine months ended September 30, 2022, segment Adjusted EBITDA increased by $94 million (or 44%) to $306 million and Adjusted EBITDA margin increased by approximately 500 basis points to 25%, compared with segment Adjusted EBITDA of $212 million and Adjusted EBITDA margin of 20% for the same period in 2021. The increases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2022 were primarily attributable to the aforementioned increase in sales volume, favorable product mix and pricing actions, partially offset by higher raw material, energy costs, particularly in Europe, and logistics costs and growth investments.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $9 million (or 21%) and $15 million (or 9%) to $51 million and $174 million for the three and nine months ended September 30, 2022, respectively, compared with Corporate and Other costs of $42 million and $159 million for the same periods in 2021. The increase in Corporate and Other costs for the three months ended September 30, 2022 was primarily attributable to higher legacy legal costs and higher long-term performance-related compensation expenses relative to the prior year third quarter. The increase in Corporate and Other costs for the nine months ended September 30, 2022 includes higher legacy environmental costs and other corporate initiatives, partially offset by Qualified Spend recovery from DuPont and Corteva.

2022 Outlook

Our 2022 results will be driven by the following expectations in each of our reportable segments:

•
Titanium Technologies –Weakening demand across several end-markets, paired with headwinds from raw material inflation and shortages, logistics challenges, and customer supply chain issues;
•
Thermal & Specialized Solutions – Improved customer demand for our refrigerants through typical seasonality, including continued OpteonTM adoption in mobile and stationary applications, paired with market recovery from semiconductor supply chain constraints; and,
•
Advanced Performance Materials – Continued strong demand of high-value, differentiated products, demand softening in non-strategic markets during the fourth quarter of 2022, paired with raw material inflation, energy costs, and logistics challenges.

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

The Chemours Company

At September 30, 2022, we had total cash and cash equivalents of $1.2 billion, of which $689 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the nine months ended September 30, 2022, we received approximately $381 million of net cash in the U.S. through dividends. Management believes that sufficient liquidity is available in the U.S. through at least November 2023, which includes borrowing capacity under our revolving credit facility. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, and our expectations for capital expenditures, which did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At September 30, 2022, our consolidated balance sheets include $692 million for environmental remediation liabilities, of which $210 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $210 million, $154 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – As per the terms of the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, we deposited an additional $100 million into the escrow account in September 2022. Pursuant to MOU, the next escrow payment of $50 million is expected to be made on or before September 30, 2023 and on or before September 30 of each subsequent year through and including 2028. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least November 2023. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $160 million per year, and, on October 25, 2022, we announced our quarterly cash dividend of $0.25 per share for the fourth quarter of 2022. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $644 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$594	$606
Cash used for investing activities	(219)	(202)
Cash used for financing activities	(495)	(359)

Operating Activities

We generated $594 million and $606 million in cash flows from our operating activities during the nine months ended September 30, 2022 and 2021, respectively. The $12 million decrease in our operating cash inflows was primarily attributable to increase in working capital, primarily related to changes in inventory due to higher unit costs, impact of timing of payment on accounts payable and accounts receivable, higher income tax payments, and payment of the $25 million settlement with the State of Delaware, partially offset by an increase in our net earnings from operations.

Investing Activities

We used $219 million and $202 million in cash flows for our investing activities during the nine months ended September 30, 2022 and 2021, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $240 million and $194 million, respectively, partially offset by $17 million of cash proceeds related to the Beaumont Transaction and $16 million of cash proceeds related to the Pascagoula Transaction during the nine months ended September 30, 2022. Purchases of property, plant, and equipment for the nine months ended September 30, 2021 included $22 million of assets acquired in exchange for the termination of a contract with a third-party service provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

Financing Activities

We used $495 million in cash flows for our financing activities during the nine months ended September 30, 2022 which were primarily attributable to our capital allocation activities, resulting in $351 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and our 2018 Share Repurchase Program, $117 million of cash dividends, $64 million in debt repayments including open market repurchases, partially offset by $51 million in stock option exercises.

We used $359 million in cash flows for our financing activities during the nine months ended September 30, 2021. Our financing cash outflows for the nine months ended September 30, 2021 were primarily attributable to $784 million in debt repayments, $80 million purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program, $123 million returned to our shareholders in the form of cash dividends paid, and $18 million in premium payments to purchase and redeem the 7.000% senior unsecured notes due May 2025. Our debt refinancing cash outflows were partially offset by $650 million of proceeds received in connection with the issuance of our 4.625% senior unsecured notes due November 2029.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at September 30, 2022 and December 31, 2021.

(Dollars in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$1,167	$1,451
Accounts and notes receivable, net	980	720
Inventories	1,321	1,099
Prepaid expenses and other	75	75
Total current assets	$3,543	$3,345

Our accounts and notes receivable, net increased by $260 million (or 36%) to $980 million at September 30, 2022, compared with accounts and notes receivable, net of $720 million at December 31, 2021. This increase in our accounts and notes receivable, net at September 30, 2022 was primarily attributable to higher net sales and the timing of collections from our customers.

Our inventories increased by $222 million (or 20%) to $1.3 billion at September 30, 2022, compared with inventories of $1.1 billion at December 31, 2021. The increase in our inventories at September 30, 2022 was primarily attributable to build-up of our finished product inventories, along with an increase in the value of our raw material inventories due to higher raw material costs.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2022 and December 31, 2021.

(Dollars in millions)	September 30, 2022	December 31, 2021
Accounts payable	$1,270	$1,162
Compensation and other employee-related costs	130	173
Short-term and current maturities of long-term debt	24	25
Current environmental remediation	210	173
Other accrued liabilities	317	325
Total current liabilities	$1,951	$1,858

Our accounts payable increased by $108 million (or 9%) to $1.3 billion at September 30, 2022 compared with accounts payable of $1.2 billion at December 31, 2021. The increase in our accounts payable at September 30, 2022 was primarily attributable to higher raw material purchases in connection with higher sales volumes, increased capital expenditures, increased environmental remediation expenditures, and the timing of payments to our vendors.

Our compensation and other employee-related costs decreased by $43 million (or 25%) to $130 million at September 30, 2022 compared with compensation and other employee-related costs of $173 million at December 31, 2021. The decrease in our compensation and other employee-related costs at September 30, 2022 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2021 employee performance-based compensation during the first quarter of 2022 and lower accrual of 2022 employee performance-based compensation relative to prior year.

Our current environmental remediation increased by $37 million (or 21%) to $210 million at September 30, 2022 compared with current environmental remediation of $173 million at December 31, 2021. The increase in our current environmental remediation at September 30, 2022 was primarily attributable to increased accruals for construction of the barrier wall at Fayetteville, as well as off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville and for the assessment and for sampling related to potential PFAS contamination of groundwater and supply, alternative drinking water, and mitigation in New Hanover and three other counties downstream from Fayetteville.

Our other accrued liabilities decreased by $8 million (or 2%) to $317 million at September 30, 2022, compared with other accrued liabilities of $325 million at December 31, 2021. The decrease in our other accrued liabilities at September 30, 2022 was primarily attributable to a decrease in accrued current litigation following the payment of $25 million associated with our portion of the costs to enter into the Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. The decrease in our other accrued liabilities was largely offset by an increase in our accrued interest due to the timing of payment under our senior unsecured notes.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions, which are further discussed in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based subsidiaries included in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Nine Months Ended September 30, 2022
Net sales	$3,575
Gross profit	771
Income before income taxes	396
Net income	331
Net income attributable to Chemours	331

(Dollars in millions)	September 30, 2022	December 31, 2021
Assets
Current assets (1,2,3)	$1,779	$1,554
Long-term assets (4,5)	3,512	3,720

Liabilities
Current liabilities (2)	$1,573	$1,504
Long-term liabilities	4,397	4,497
(1)
Current assets includes $478 million and $525 million of cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
(2)
Current assets includes $511 million and $407 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2022 and December 31, 2021, respectively. Current liabilities includes $284 million and $328 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2022 and December 31, 2021, respectively.
(3)
As of September 30, 2022 and December 31, 2021, $217 million and $76 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $463 million and $729 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at September 30, 2022 and December 31, 2021, respectively.
(5)
Long-term assets includes $201 million and $100 million of restricted cash and restricted cash equivalents at September 30, 2022 and December 31, 2021, respectively, related to an escrow account as per the terms of the MOU.

The Chemours Company

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

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At September 30, 2022 and December 31, 2021, the total amounts outstanding under these programs were $168 million and $153 million, respectively. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At September 30, 2022 and December 31, 2021, our consolidated balance sheets include environmental remediation liabilities of $692 million and $562 million, respectively, relating to these matters, which, as discussed in further detail below, include $486 million and $359 million, respectively, for Fayetteville.

The Chemours Company

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liability may range up to approximately $720 million above the amount accrued at September 30, 2022. This estimate is not intended to reflect an assessment of our maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2022 and December 31, 2021, the following table sets forth the liabilities of the four sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	September 30, 2022	December 31, 2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina	486	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	17	24
All other sites	118	110
Total environmental remediation	$692	$562

The four sites listed above represent 83% of our total accrued environmental remediation liabilities at September 30, 2022 and December 31, 2021. For these four sites, we expect to spend, in the aggregate, $253 million over the next three years. For all other sites, we expect to spend $75 million over the next three years.

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

The Chemours Company

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

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations PRPs, EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and EID entering into an agreement in 2014 with EPA and the State of Indiana to reimburse EPA’s costs to implement clean-up in Zone 1 and Zone 3. In March 2017, we and three other parties – Atlantic Richfield, EID, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse EPA’s costs to clean-up a portion of Zone 2. In March 2018, EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, EID, U.S. Metals, and USS Lead Muller Group, and these parties entered into an interim allocation agreement to perform that work. As of the end of 2019, the required work in Zone 3 had been completed, and Zone 2 was nearly complete by the end of 2020. The determination of a final allocation for Zone 2 and/or the other Zones is ongoing, and additional PRPs may be identified.

The Chemours Company

The environmental accrual for USS Lead includes completion of the remaining obligations under the 2012 Record of Decision (“ROD”) and Statement of Work, which principally encompasses completion of Zone 1. The EPA released a proposed amendment to the 2012 ROD (the “ROD Amendment”) for a portion of Zone 1 in December 2018 (following its August 2018 Feasibility Study Addendum), with its recommended option based on future residential use. The EPA’s ROD Amendment for modified Zone 1 was released in March 2020, and selects as the preferred remedy one which requires a clean-up to residential standards based on the current applicable residential zoning. The ROD Amendment for modified Zone 1 also sets forth a selected contingent remedy which requires clean-up to commercial/industrial standards if the future land use becomes commercial/industrial. In November 2019, a Letter of Intent was executed by the City of East Chicago, Indiana and Industrial Development Advantage, LLC ("IDA"), relating to modified Zone 1 development, and EPA has indicated that it is “more likely” that future land use in this area will be commercial/industrial and not residential.

In 2021, we resolved the claims asserted by EPA related to past indirect costs associated with the 2012 ROD as amended, and the 2014 agreement entered into with EPA and the State of Indiana. In September 2022, EPA confirmed the selection of remedial actions for modified Zone 1 and provided notice to all relevant parties, including IDA, to cause the agreements between EPA, DOJ, the State of Indiana, Chemours and other PRPs to become effective. We expect that our future costs relating to the USS Lead site will be contingent on implementation of these agreements, resolution of EPA’s costs as well as any final allocation between PRPs.

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

Climate Change

Central to our Corporate Responsibility Commitment (“CRC”) are our ten goals that we aim to achieve by 2030. These goals fall into three pillars: Inspired People, Shared Planet, and Evolved Portfolio. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In August 2022, we announced our signed commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 greenhouse gas ("GHG") emissions.

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

The Chemours Company

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

As an energy and emissions intensive company, our costs of complying with complex environmental laws, regulations, and enforcements, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws, regulations, and enforcements may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges or opportunities in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but may or may not be subject to programs requiring trading or emission controls. The EU Emission Trading System applies to our operating sites in that region. Furthermore, U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs and focused GHG management efforts, we can decrease the potential future impact of these regulatory matters.

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

The Chemours Company

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid, and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of September 30, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. We continue to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, we cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. Refer to our discussion under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income attributable to Chemours	$240	$214	$675	$375
Non-operating pension and other post-retirement employee benefit income	(1)	(2)	(4)	(7)
Exchange (gains) losses, net	(13)	(3)	(11)	2
Restructuring, asset-related, and other charges (1)	(2)	3	14	2
(Gain) loss on extinguishment of debt	(7)	20	(7)	20
Gain on sales of assets and businesses, net (2)	—	(1)	(27)	(2)
Natural disasters and catastrophic events (3)	—	—	—	19
Transaction costs (4)	—	2	—	7
Qualified spend recovery (5)	(14)	(12)	(41)	(12)
Legal and environmental charges (6,7)	(12)	11	167	219
Adjustments made to income taxes (8)	(3)	(14)	(9)	(23)
Provision for (benefit from) income taxes relating to reconciling items (9)	8	(4)	(20)	(62)
Adjusted Net Income	196	214	737	538
Interest expense, net	41	45	123	142
Depreciation and amortization	72	78	217	242
All remaining provision for income taxes	54	35	164	84
Adjusted EBITDA	$363	$372	$1,241	$1,006

Weighted-average number of common shares outstanding - basic	155,376,422	165,113,024	157,149,738	165,627,861
Dilutive effect of our employee compensation plans	2,473,700	3,841,670	3,199,339	3,742,889
Weighted-average number of common shares outstanding - diluted	157,850,122	168,954,694	160,349,077	169,370,750

Per share data
Basic earnings per share of common stock	$1.54	$1.30	$4.30	$2.26
Diluted earnings per share of common stock	1.52	1.27	4.21	2.21
Adjusted basic earnings per share of common stock	1.26	1.30	4.69	3.25
Adjusted diluted earnings per share of common stock	1.24	1.27	4.60	3.18
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
(4)
In 2021, includes costs associated with our accounting, legal, and bankers’ transaction costs incurred in connection with the sale of the Mining Solutions business.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(6)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and others. For the three and nine months ended September 30, 2022, legal charges include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment. For the nine months ended September 30, 2021, legal charges include $25 million associated with our portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.
(7)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. In 2022, environmental charges include $175 million primarily related to an update to the off-site drinking water programs at Fayetteville and changes in estimates related to the barrier wall constructions. In 2021, environmental charges include $169 million primarily related to the construction of the barrier wall, operation of the groundwater extraction and treatment system, and long-term enhancements to the old outfall treatment system. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.
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

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$594	$606
Less: Purchases of property, plant, and equipment (1)	(240)	(194)
Free Cash Flows	$354	$412
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

	Twelve Months Ended September 30,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,548	$1,252
Less: Depreciation and amortization (1)	(294)	(320)
Adjusted EBIT	$1,254	$932

	As of September 30,
(Dollars in millions)	2022	2021
Total debt, net (2)	$3,534	$3,854
Total equity	1,285	999
Less: Cash and cash equivalents	(1,167)	(1,031)
Invested capital, net	$3,652	$3,822
Average invested capital (3)	$3,648	$3,804

Return on Invested Capital	34%	25%
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021.
(2)
Total debt principal minus unamortized issue discounts of $4 million and $6 million and debt issuance costs of $24 million and $30 million at September 30, 2022 and 2021, respectively.
(3)
Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of September 30,
(Dollars in millions)	2022	2021
Total debt principal	$3,562	$3,890
Less: Cash and cash equivalents	(1,167)	(1,031)
Total debt principal, net	$2,395	$2,859

	Twelve Months Ended September 30,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,548	$1,252

Net Leverage Ratio	1.5x	2.3x
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2022, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $198 million, the fair value of which amounted to less than $1 million. At December 31, 2021, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 million, the fair value of which amounted to less than negative $1 million. We recognized net gains of $3 million for the three and nine months ended September 30, 2022, and net losses of $1 million and $12 million for the three and nine months ended September 30, 2021, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2022, we had 181 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $186 million, the fair value of which amounted to $19 million. At December 31, 2021, we had 175 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $5 million. We recognized pre-tax gains of $18 million and $30 million for the three and nine months ended September 30, 2022, respectively, and pre-tax gains of $2 million and $5 million for the three and nine months ended September 30, 2021, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2022, $5 million and $11 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2021, $1 million and $4 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Chemours Company

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $81 million and $139 million for the three and nine months ended September 30, 2022, respectively, and pre-tax gains of $21 million and $45 million for the three and nine months ended September 30, 2021, respectively, on our net investment hedge within accumulated other comprehensive loss.

Interest Rate Risk

We entered into interest rate swaps to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. In September 2022, we terminated all of our outstanding interest rate swaps, which resulted in cash settlement of $8 million. At December 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to less than $1 million. We recognized pre-tax gains of $2 million and $8 million for the three and nine months ended September 30, 2022, respectively, and a pre-tax gain of less than $1 million and a pre-tax loss of less than $1 million for the three and nine months ended September 30, 2021, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2022, $2 million of gain was reclassified to interest expense, net from accumulated other comprehensive losses. For the three and nine months ended September 30, 2021, less than $1 million and $1 million, respectively, of loss was reclassified to interest expense, net from accumulated other comprehensive loss.

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

As of September 30, 2022, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended September 30, 2022.

(Dollars in millions, except per share amounts)				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That May
	Total Number		Purchased as Part	Yet be Purchased
	of Shares	Average Price	of Publicly	Under the Plans
	Purchased	Paid per Share	Announced	or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended July 31, 2022	618,101	$32.36	618,101	$711
Month ended August 31, 2022	570,028	35.47	570,028	690
Month ended September 30, 2022	1,722,559	26.82	1,722,559	644
Total	2,910,688	$29.69	2,910,688	$644
(1)
The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, commissions, and other charges for the related transactions.

Through September 30, 2022, we purchased a cumulative 3,462,181 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $106 million at an average share price of $30.56 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2022 was $644 million.

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

4.1

Instrument of Resignation, Appointment and Acceptance, dated as of August 1, 2022, between the Chemours Company, U.S. Bank National Association, as Retiring Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee.

10.1

Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	October 26, 2022

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)