Form 10-K
period 2022-12-31
Chemours Co
filed 2023-02-10
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion. As of February 6, 2023, 148,335,834 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as E.I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation, unless the context otherwise requires. References herein to “DuPont” refer to DuPont de Nemours, Inc., a Delaware Corporation.

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “we”, “us”, or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemicals products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. We manage and report our operating results through three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency, and protection across a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Other Segment includes our Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021).

We operate 29 major production facilities located in nine countries and serve approximately 2,900 customers across a wide range of end-markets in approximately 120 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2022, no one individual customer represented more than 10% of our consolidated net sales, and one customer represented approximately 8% of our total outstanding accounts and notes receivables balance.

We are a different kind of chemistry company, driven by our vision to create a better world through the power of our chemistry. Our world-class product portfolio brings everyday convenience to virtually everything people touch in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders around the world through innovative and sustainable solutions, environmental leadership, community impact and making Chemours the greatest place to work for every employee. Our global workforce, renowned for its deep and unmatched expertise, brings our chemistry to life, guided by five core values that form the bedrock foundation for how we operate: (i) Customer Centricity – driving customer growth, and our own, by understanding our customers’ needs and building long-lasting relationships with them; (ii) Refreshing Simplicity – cutting complexity by investing in what matters, and getting results faster; (iii) Collective Entrepreneurship – empowering our employees to act like they own our business, while embracing the power of inclusion and teamwork; (iv) Safety Obsession – living our steadfast belief that a safe workplace is a profitable workplace; and, (v) Unshakable Integrity – doing what’s right for our customers, colleagues, and communities – always.

Our core values, together with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential. Our Corporate Responsibility Commitment (“CRC”) is embedded within our growth strategy as a company. Central to our CRC are 10 ambitious goals that we aim to achieve by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions ("GHG") from our operations by 2050. In August 2022, we announced our signed commitment with the Science Based Targets initiative ("SBTi") to establish science-based targets for scopes 1, 2, and 3 GHG emissions. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. While we utilize environmental, social, and governance ("ESG") issue prioritization and a defined governance framework to manage our CRC, our goal is to embed our CRC into our organization and our business managing processes. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce both their GHG emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to continue working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

The Chemours Company

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from EID (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between us and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont, and Corteva. EID is now a subsidiary of Corteva, and, at this time, any agreements related to our Separation are between us and EID, Corteva, and DuPont. Effective January 1, 2023, E.I. du Pont de Nemours changed its name to EIDP, Inc.

Segments

In our Titanium Technologies segment, we are a leading, global provider of TiO2 pigment, and aspire to be the most sustainable TiO2 enterprise in the world. Guided by decades of innovation, we are one of the largest global producers of TiO2 pigment, using our proprietary chloride technology, our low-cost network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We believe we are well-positioned to remain one of the lowest-cost, high-quality TiO2 pigment producers. At the same time, our unique go-to-market strategy, Ti-Pure™ Value Stabilization (“TVS”), provides our customers with three differentiated channels to buy Ti-Pure™ TiO2. This combination of technology, strength, and commercial innovation allows us to continue to meet our customers’ needs around the world.

In our Thermal & Specialized Solutions segment, we are a leading, global provider of refrigerants, thermal management solutions, propellants, foam blowing agents, and specialty solvents. Our Thermal & Specialized Solutions segment has held a leading position in the refrigerants market since the commercial introduction of FreonTM in 1930. We are currently a leader in the development of sustainable technologies like OpteonTM, one of the world’s lowest global warming potential (“GWP”) refrigerant brands, as governments around the world pass laws and regulations that make the use of low GWP refrigerants a requirement. In 2022, we announced our plan to expand our OpteonTM capacity at our Corpus Christi, Texas facility by approximately 40% to help meet customer needs as they continue to transition to lower GWP refrigerants.

In our Advanced Performance Materials segment, we are a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, extreme temperature stability, and unique di-electric properties. Our Advanced Performance Materials segment has a diversified offering of products that includes various specialty product solutions, membranes, industrial resins, and coatings. These product offerings position the business to serve a breadth of markets, segments, and applications, including electronics, communications, transportation, wire and cable, energy, oil and gas, and medical, among others, and our product offerings are fundamental to the future of clean energy and advanced electronics. In 2022, in support of the hydrogen economy, we announced our plan to increase capacity and advance technology for NafionTM ion exchange materials, which will be located at our manufacturing facility in Villers St. Paul, France.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment and aspires to be the most sustainable TiO2 supplier. This premium white pigment is used to deliver whiteness, brightness, opacity, durability, efficiency, and protection in applications, including architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We operate four TiO2 pigment production facilities: two in the U.S., one in Mexico, and one in Taiwan. In total, we have a TiO2 pigment nameplate capacity of approximately 1.25 million metric tons per year. In addition, we have a large-scale repackaging and distribution facility in Belgium. We also operate mineral sands mining and/or separation operations in Starke, Florida, Nahunta, Georgia, Jesup, Georgia and Offerman, Georgia.

We are one of a limited number of manufacturers operating a chloride process to produce TiO2 pigment. We believe that our proprietary chloride technology enables us to operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers, as we uniquely utilize a broad spectrum of titanium-bearing ore feedstocks to achieve one of the highest TiO2 pigment unit margins in our industry. This technology, which is in use at all of our production facilities, provides us with one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes, developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance total end-user value and meeting our sustainability goals in relation to the United Nations Sustainability Development Goals.

The Chemours Company

We sell over 20 different grades of TiO2 pigment, with each grade tailored for targeted applications, including our latest Ti-Pure™ Sustainability (TS) series, a suite of products designed to advance sustainability. Our full portfolio of premium performance TiO2 pigment grades provide end-users with benefits beyond opacity, such as brighter colors, increased product durability and lifespan, improved efficiency for direct and downstream customers, and the brilliant whites achievable only through chloride-manufactured pigment.

We have operated a titanium mine in Starke, Florida since 1949. Additionally, in 2019, we acquired a titanium mine in Nahunta, Georgia, from which we source ore feedstock to be processed at its associated mineral sands separation facility in Offerman, Georgia, and in August 2020 we commenced mining operations at our surface mine in Jesup, Georgia to expand the flexibility and scalability of our internally sourced ore. Our mines provide us with low-cost, high-quality domestic ilmenite ore feedstock and currently supply less than 10% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2022, include zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal.

Industry Overview and Competitors

The overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to grow proportionately with global GDP growth. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted during the novel coronavirus disease (“COVID-19”) pandemic. In 2021, the TiO2 pigment market again grew at greater-than-global GDP growth rates. We saw robust demand in the first half of 2022, followed by a rapid market decline in the second half of 2022 as the pigment demand declined below the long-term GDP trend. In the longer-term, we expect global TiO2 pigment demand to resume its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2022 was approximately 6.8 million metric tons, of which approximately 60% was for premium performance pigments. Worldwide nameplate capacity in 2022 was estimated to be approximately 8.9 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. We believe that the utilization of the manufacturing capacity base for premium performance pigments is considerably higher than that for general purpose, lower-performance pigments. As future customer demand grows, we have the ability to incrementally increase our production capacity by approximately 10% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 10% of capacity is in line with our stated intention to grow with our customers’ needs over the long-term. This new capacity is expected to provide the equivalent of a new production line, while requiring a fraction of the capital investment. Our increased pigment production capacity will be supported by investments to extend our ilmenite mines and through long-term ore feedstock contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within higher-performance pigments include Tronox Holdings plc, LB Group Co. Ltd., Venator Materials plc, Kronos Worldwide, Inc., and INEOS AG.

Raw Materials

The primary raw materials used in the manufacture of TiO2 pigment are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from a number of suppliers around the globe, who are primarily located in Australia and Africa. To ensure proper supply volume and to minimize pricing volatility, we generally enter into contracts in which volume is requirement-based and pricing is determined by a range of mechanisms structured to help us achieve competitive cost position. We typically enter into a combination of long-term and medium-term supply contracts and source our raw materials from multiple suppliers across different regions and from multiple sites per supplier. Furthermore, we typically purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore in any given time period. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores.

We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provide a long-term competitive advantage. Our process technology and ability to use lower-grade ilmenite ore gives us the flexibility to alter our ore mix to low-cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for ore distribution within our manufacturing asset base and increase storage capacity at our production facilities.

The Chemours Company

Chlorine is also a key raw material input to our process. Price and availability of chlorine are subject to cyclicality and regional market dynamics. In addition, transporting chlorine can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third party that is co-located at our New Johnsonville, Tennessee site. Calcined petroleum coke is another important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America and China, typically under contracts that run multiple years to facilitate materials and logistics planning through the supply chain. Raw materials distribution efficiency is enhanced through the use of bulk ocean, barge, and rail transportation modes. Energy is a key input cost in the TiO2 pigment manufacturing process, representing approximately 10% of the production cost. We have access to natural gas-based energy at our U.S. and Mexico TiO2 pigment production facilities and our Florida and Georgia minerals plants, supporting advantaged energy costs given the low cost of natural gas in the U.S relative to most of the other parts of the world.

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. In 2018, we launched our TVS strategy, which we believe to be foundational to maintaining and growing our Titanium Technologies business. Our TVS strategy establishes a commercial framework that allows us to focus on enhancing durable, value-oriented customer relationships, while providing customers access to a predictable and reliable supply of high-quality TiO2. Customers can purchase Ti-PureTM TiO2 either through long-term contracts or through Ti-PureTM Flex. Launched in 2019, Ti-PureTM Flex is an innovative channel that provides customers the unique ability to purchase Ti-Pure™ TiO2 via our web-based portal, the first of its kind in the industry. To further expand our reach beyond these sales channels, we also utilize third-party sales agents and distributors.

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

Customers

Globally, we serve approximately 500 customers through our Titanium Technologies segment. In 2022, our 10 largest Titanium Technologies customers accounted for approximately 39% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin masterbatches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

Seasonality

The demand for TiO2 pigment is subject to seasonality due to the influence of weather conditions and holiday seasons on some of our applications, such as decorative coatings. As a result, our TiO2 pigment sales volume is typically lowest in the first quarter, highest in the second and third quarters, and moderate in the fourth quarter. This pattern applies to the entire TiO2 pigment market, but may vary by region, country, or application. The impacts of seasonality on demand for TiO2 pigment may also be altered by economic factors, such as changes in global GDP, global supply chain and logistics issues, and other factors.

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

Our Thermal & Specialized Solutions segment led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs and, in 1988, committed to cease production of CFCs. Starting in the early 1990s, Thermal & Specialized Solutions began manufacturing non-ozone-depleting HFCs. Driven by the emerging megatrends of Climate Change, Decarbonization, and Energy Efficiency, together with environmental legislation being enacted across the U.S., Europe, Latin America, and Japan, we commercialized Opteon™ in 2016. We will continue to invest in R&D to meet the increasing regulatory requirements of the industry and meet our customers’ needs as regulations change. Growth in our Thermal & Specialized Solutions segment is supported in part by the adoption of the American Innovation and Manufacturing Act ("AIM Act") in the US. In 2022, we announced our plan to expand our Opteon™ capacity at our Corpus Christi, Texas facility by approximately 40% to help meet customer needs as they continue to transition to lower GWP refrigerants.

Industry Overview and Competitors

Our Thermal & Specialized Solutions segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven applications development capabilities, and deep customer knowledge. Key competitors for the Thermal & Specialized Solutions segment include Honeywell International, Inc., Arkema S.A., Orbia, and Daikin Industries, Ltd, and, to a certain extent, other industrial gasses could add to competition.

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

The Chemours Company

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

Customers

Our Thermal & Specialized Solutions segment serves approximately 900 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2022.

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

Advanced Performance Materials Segment

Segment Overview

Our Advanced Performance Materials segment draws on vast experience in fluoropolymer chemistry as a leading, global provider of performance solutions and advanced materials that solve challenging problems in emerging technologies and deliver unique capabilities in products and applications that people around the world use every day. The segment's diversified portfolio includes various specialty product solutions, membranes, industrial resins, and coatings. These product offerings position the business to serve a broad range of markets, including consumer electronics, semiconductors, digital communications, transportation, energy, oil and gas, and medical, among others.

Our products set the standard in a number of performance categories, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, and di-electric properties. These performance advantages make our polymers a material of choice, especially in complex applications and extreme environmental conditions. Our performance solutions portfolio includes differentiated offerings such as those that are critical to many emerging technology areas, including hydrogen production and fuel cells, emerging battery technologies, advanced semi-conductor infrastructure, 5G data delivery, and connected electronic devices. Our advanced materials portfolio provides products which are essential to established technologies across a diverse range of markets and applications, including consumer goods, transportation and chemical processing.

Our Advanced Performance Materials products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™. Teflon™ coatings, resins, additives, and films serve as the key underpinning for a variety of industrial and commercial applications, including semiconductor infrastructure. Viton™ fluoroelastomers are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, automotive friction management, and electric motors. Nafion™ membranes are critical components in chlor-alkali processing and flow batteries, as well as the hydrogen electrolyzers and fuel cells which underpin the hydrogen economy. In anticipation of significant growth in the hydrogen economy through 2030, in 2022, we announced our plan to increase capacity and advance technology for Nafion™ ion exchange materials, which will be located at our manufacturing facility in Villers St. Paul, France.

Our Advanced Performance Materials segment uses a market-back approach to drive technology development. Our innovations are underpinned by deep technical knowledge and experience in fluoropolymer chemistry. We leverage our state-of-the-art R&D facilities at our 312,000-square-foot R&D facility on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”) to drive faster development on a global scale. We also participate in a broad array of industry consortia and collaborate with leading academics across a variety of disciplines to drive fundamental R&D in the materials space.

The segment is well positioned to capture future growth through the combination of our unique product capabilities and market-driven product development process. Advanced Performance Materials will benefit long-term from secular growth in clean energy and advanced electronics.

The Chemours Company

Industry Overview and Competitors

Our Advanced Performance Materials segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, a strong applications development competency, and deep customer knowledge. Key competitors for this segment include Daikin Industries, Ltd., 3M Company, Solvay, S.A., AGC Inc., and Dongyue Group Co., Ltd.

Demand growth for products in our Advanced Performance Materials segment overall has generally been in line with global GDP growth. However, with growing demand for cleaner and faster technologies, demand for products in the performance solutions portfolio is expected to grow at a rate faster than GDP, driven by global middle-class growth and alignment between our market-driven product technology development process and emerging market technologies, such as 5G, fuel cells and electrolyzers, electronics, communications, and transportation. Demand for products in the advanced materials portfolio is exposed to more economically sensitive industrial, chemical processing, consumer goods, and transportation end markets.

Raw Materials

The primary raw materials required for the Advanced Performance Materials segment are chlorinated organics, hydrogen fluoride, and vinylidene fluoride. These are available in many countries and are not concentrated in any particular region. We pursue maximum competitiveness in our global supply chains through competitive, flexible, and diversified sourcing of key raw materials. Our contracts typically include terms that span from two to five years. We diversify our sourcing through multiple geographic regions and suppliers to ensure a diversified and cost competitive supply.

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

Customers

Our Advanced Performance Materials segment serves approximately 1,300 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2022.

Seasonality

The Advanced Performance Materials segment has historically seen some seasonal effects with lower sales in the fourth quarter, with planned maintenance activities at our own sites and at certain customers typically occurring during this period.

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

Our Titanium Technologies segment relies upon unpatented proprietary knowledge, continuing technological innovation, and other trade secrets to develop and maintain our competitive position in this sector. Within this segment, we hold significant intellectual property in the form of trade secrets, and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe that our trade secrets are material in the aggregate. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. Within our Titanium Technologies segment’s intellectual property portfolio, we consider our Ti-Pure™ trademark to be a valuable asset. We have registered the Ti-PureTM trademark in a number of countries.

Our Thermal & Specialized Solutions segment is a technology leader in the markets in which it participates. We maintain a large fluorochemicals patent portfolio. We consider our Opteon™ and Freon™ trademarks used in the Thermal & Specialized Solutions segment to be valuable assets.

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

Climate Change

Central to our CRC are our ten goals that we aim to achieve by 2030 that map to the United Nations Sustainable Development Goals. These goals fall into three pillars: Inspired People, Shared Planet, and Evolved Portfolio.

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

In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In August 2022, we announced our signed commitment with the SBTi to establish science-based targets for scopes 1, 2, and 3 GHG emissions.

As part of the Evolved Portfolio pillar of our CRC, we are reimagining our portfolio to offer solutions that are also safer, healthier, and more resilient for a world that demands more. We believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, our customers, and our communities. Climate change matters for our company are likely to be driven by changes in physical and transition risk, such as regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy-efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and are well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

In our Thermal and Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s Fluorinated-Gas ("F-Gas") Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted AIM Act, promote the adoption and sale of our high performing Opteon™ products, which have lower GWP and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

We are a proponent of the recently passed bipartisan AIM Act, that went into effect in 2022, and will begin the national phase-down of hydrofluorocarbons. In 2021, we announced the implementation of an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site. This project was operational as of October 2022 and we are completing compliance validation of the system under an extension granted by the EPA.

In our Advanced Performance Materials segment, our growth prospects in fluoropolymers are also enhanced by regulation driving the increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, and enabling vehicle electrification and the shift to hydrogen-powered vehicles. We expect the use of our fluoropolymers in vehicles to increase, driven by the automotive industry’s trends toward energy efficiency and clean energy due to evolving emissions performance regulations and increasing adoption of electric vehicles.

The Chemours Company

In our Titanium Technologies business, we recently unveiled our new Ti-Pure™ Sustainability ("TS") product series, designed to advance our customers’ and company’s sustainability goals through TiO2 innovation. The product series includes enhanced product sustainability designations—including climate impact, circularity, resource efficiency, and health and wellness. The business is aligning its new product development pipeline to the same categories, ensuring all innovations align with critical customer and societal challenges, enable at-a-glance product sustainability comparisons, and ultimately help customers advance their sustainability goals. New TS innovations will be launched across market segments in 2023.

As an energy and emissions intensive company, our costs of complying with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges or opportunities in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but may or may not be subject to programs requiring trading or emission controls. The EU Emission Trading System applies to our operating sites in that region. Furthermore, U.S. political administration could lead to additional federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs, increased use of renewable energy and focused GHG emissions reduction programs, we can decrease the potential future impact of these regulatory matters.

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management and other key employees. This success depends on creating a diverse, inclusive, equitable and thriving workplace culture – one that holds a multiplicity of viewpoints, stems from a variety of backgrounds, and brings an abundance of different life experiences to work. We believe our global workforce should reflect the viewpoints and diversity of the communities in which we operate. That combination of excellence and diversity is essential to continuing our strong track record of uncovering and delivering the innovative solutions society needs.

Diverse and Inclusive Leadership and Workforce

Our board of directors is comprised of nine individuals with diverse experience and credentials, selected for their acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the company with unique insights and fresh perspectives. The demographics of our board of directors include 44% women and 33% ethnically diverse individuals. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. Management of the Company is led by our President and Chief Executive Officer (“CEO”) and 8 of his direct reports, which comprise our Chemours Executive Team (“CET”). The demographics of our CET include 56% women and 44% ethnically diverse individuals. Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

At December 31, 2022, we had approximately 6,600 employees globally, nearly all of which were full-time employees. Our employees’ global demographics consisted of approximately 77% male employees and approximately 23% female employees, and, in the U.S., approximately 23% of our employees were considered to be ethnically diverse. At December 31, 2022, we had approximately 74% of our employees in the Americas (66% of whom are in the United States), 15% in Europe, and 11% in Asia Pacific (4% are in China). Approximately 11% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

In addition to Chemours employees, our total global workforce also includes contract workers who are available to support our manufacturing sites. Our number of contract workers varies throughout the year due to business needs and seasonal plant activities. These on-site contract workers provide services for facility maintenance, engineering services and construction support, operations, research and logistics support, equipment service and maintenance, custodial services, and site security services. Management believes that its relations with contract workers are good.

The Chemours Company

Corporate Responsibility Commitment

Our CRC's Inspired People pillar underlines our commitment to creating and sustaining a diverse, inclusive, and safe workplace. With a focus on creating a vibrant workplace culture that attracts, retains, and empowers the best and brightest in their fields, the following table sets forth our 2030 Inspired People goals and our relative progress at December 31, 2022.

Inspired People Goal (1)	At December 31, 2022
Fill 50% of director level positions and above with women globally	Approximately 33% of director level positions and above are filled with women globally
Fill 35% of all positions globally with women	Approximately 23% of all global positions are filled with women
Fill 30% of all U.S. positions with ethnically diverse employees	Approximately 23% of all U.S. positions are filled with ethnically diverse employees
Improve employee, contractor, process, and distribution safety performance by at least 75%

For our most recent fiscal year (2,3):
- Our employee total recordable incident rate ("TRIR") was 0.27;
- Our contractor TRIR was 0.23;
- Our process safety tier 1 rate was 0.03;
- We had 3 distribution incidents

Invest $50 million in our communities to improve lives by increasing access to science, technology, engineering, and math (“STEM”) skills, safety initiatives, and sustainable environment programs	Approximately $18 million has been invested to improve lives by increasing access to STEM skills, safety initiatives, and sustainable environment programs within the communities in which we operate
(1)
Inspired People goals are targeted for completion by December 31, 2030.
(2)
Rate is defined as number of events per 100 workers per year.
(3)
Our 2018 baseline metrics are as follows: employee TRIR of 0.28, contractor TRIR of 0.23, process safety tier 1 rate of 0.04, and 3 distribution incidents.

In support of our goals and commitment to foster a diverse and inclusive environment where all employees can contribute, thrive and grow, we have several Employee Resource Groups (“ERGs”): Chemours Asian Group, Chemours Black Employee Network, Chemours Latin American Resource Organization, Chemours Pride Network, Chemours Women’s Network, Early Career Network, and VetNet. The objectives of these ERGs are to help foster a diverse, inclusive workplace by educating and building awareness across the Company on challenges underrepresented groups often face, how to be more inclusive, supporting career development efforts, and leading community outreach efforts. We also facilitate additional educational programs, workshops and discussions on a variety of diversity and inclusion topics for global, regional, and local employee groups. We continue to further our CRC goals through a range of tactics. To recruit top talent and broaden our local workforce pipeline, we virtually attended fairs at various universities, including events at Historically Black Colleges and Universities ("HBCUs"). Meanwhile, our manufacturing sites partnered with local trade schools and community colleges to create apprenticeship opportunities and develop degree programs that teach students the unique skills needed for a career in operations. We also created an Inclusion, Diversity, and Equity ("ID&E") Council in 2020, sponsored by our CEO, complete with diverse leaders from numerous functions and businesses including representatives from our ERGs. To achieve our 2030 goals, the team continues to upgrade our inclusion and diversity strategy and define discrete objectives designed to hit key interim milestones.

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

Our Safety Obsession culture requires and encourages our global workforce to seek out training opportunities to increase safety literacy and capability at our sites. We offer computer-based learning, classroom-style learning, hands-on training and demonstration for proficiency, and mentoring and apprenticeship training for skill development. Our course content ranges from general safety awareness training to specialized training, covering topics such as hazardous materials, electrical safety, and so forth. Our training programs are tailored to individual employee roles, promoting the safety of our workforce while simultaneously providing the knowledge and skills necessary to maintain operational performance at our complex manufacturing facilities. In measuring the safety performance of our workforce, we monitor several metrics, including those set forth in our Inspired People goals above.

The Chemours Company

Chemours continues to focus on safety beyond physical safety to include the emotional and psychological aspects of employee safety and well-being, a concept we refer to as holistic safety. Emotional and psychological safety exists when team members feel accepted and respected, allowing them to bring their authentic selves to work without fear of negative consequences to self-image, workplace status, or career opportunities. Holistic safety and business performance are interconnected, as an environment lacking emotional and psychological safety creates distraction, which may lead to workplace missteps and can result in physical accidents. At Chemours, the way in which we work is grounded in our Safety Obsession, which encompasses the physical, emotional, and psychological dimensions of safety. Holistic safety also acknowledges our aspiration to be a diverse, equitable, and inclusive company, where every employee is fully engaged and actively contributing to business results. As part of this effort, Chemours has created a growing set of employee resources, as well as employee training, on holistic safety.

In 2022, we continued to promote the health, safety, and well-being of our workforce during the COVID-19 pandemic. We continue to surveille the evolving COVID-19 virus, track the risk from the COVID-19 variants in each of the communities in which we operate facilities, and to practice differential COVID-19 risk management mitigations accordingly. We have also increased employee opportunities to participate in webinar sessions focused on challenges, such as mental and financial health, that may be experienced during trying times related to COVID-19.

Professional Development

We encourage and support our employees to own their careers by taking the lead in their respective professional development journeys. We actively support our employees in their professional development, providing multiple learning opportunities and trainings. We encourage and support employee participation in industry associations, professional organizations and other external resources to develop their skills and experience. We also provide our employees with the necessary tools and resources to develop and produce the next generation of innovative chemistry products, most notably, our Chemours Discovery Hub. Given our focus on experiential learning, we leverage special projects, short-term assignments, and cross-functional job rotations to further develop talent and support employees in meeting their professional aspirations. Semi-annual performance reviews, combined with annual career development planning and ongoing feedback, provide support in performance and development and help our people know where they excel and how they can improve.

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

Additionally, we believe in pay transparency. We began our journey this year by calibrating our market pay alignment. Over the next several years, we will share elements of our total rewards practices with our employees. The extent to which we share will vary based on local country norms, but may include market position, base salary ranges, bonus and equity targets.

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our CRC, corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2022, our voluntary attrition percentage was approximately 7%.

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

We face risks arising from various unasserted and asserted legal claims, investigations, and litigation matters, such as product liability claims, patent infringement claims, anti-trust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts. We have noted a nationwide trend in purported mass tort and class actions against chemical manufacturers generally seeking relief, such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public and damages to natural resources. Various factors or developments in these nationwide trends or in the actions could result in future charges that could have a material adverse effect on us. An adverse outcome in any one or more of these matters could be material to our financial results, liquidity, and/or stock price, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed below, we are a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”); Aqueous Film Forming Foam (“AFFF”); per- and polyfluoroalkyl substances (“PFAS”); and other compounds.

We have received inquiries, government investigations, directives, multiple lawsuits, and other actions related to PFOA, HFPO Dimer Acid, AFFF, and PFAS. These or other governmental inquiries or lawsuits could lead to us incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our sites, such as the Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) or otherwise. Additional lawsuits or inquiries also could be instituted related to these or other compounds in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to our existing operations, PFOA, HFPO Dimer Acid, AFFF, PFAS, or other compounds associated with our products or operations could result in us incurring additional costs and liabilities, which may be material to our financial position and results of operations.

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we may be required to indemnify EID with regard to liabilities allocated to, or assumed by, us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters, as well as certain damages awards, settlements, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding Memorandum of Understanding (the “MOU”) addressing certain PFAS matters and costs. Disputes with or among the DuPont Indemnitees and others which may arise with respect to the MOU and PFAS matters, including disputes based on matters of law or contract interpretation, could materially adversely affect our results of operations, financial condition, and cash flows.

Refer to "Note 22 - Commitments and Contingent Liabilities" to the Consolidated Financial Statements for further details related to these matters.

The Chemours Company

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability or liquidity.

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

Our costs of complying with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of emission control equipment, or additional costs associated with emissions control equipment. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. Refer to “Environmental Matters” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future.

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of HFPO Dimer Acid and PFAS from Fayetteville into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the recorded reserve estimates. The final costs of the barrier wall and groundwater treatment system will depend primarily on permitting, timely completion of construction based on the approved design, and actual labor and material costs. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material.

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

In June 2019, the Member States Committee of the European Chemicals Agency ("ECHA") also voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance, which could have an adverse effect on our results of operations, financial condition, and cash flows. In September 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action and we have appealed such decision.

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. The restriction dossier will be reviewed by the ECHA committees Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025. The impacts of restrictions and regulatory measures could lead to adverse effects on our results of operations, financial condition, and cash flows.

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to TSCA orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including us and EID, and we met with the agency in July 2022 to discuss the order and respond to it. In January 2023, EPA issued a second TSCA Section 4(a)(2) order under this program to four recipients, including us and EID. The timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting it withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

The Chemours Company

In connection with our Separation, we were required to assume, and indemnify EID for, certain liabilities. As we may be required to make payments pursuant to these indemnities or under the cost-sharing provisions of the MOU, we may need to divert cash to meet those obligations, and our liquidity or financial results could be negatively affected. In addition, the obligations of EID to indemnify us and/or the obligation of the DuPont Indemnitees to share costs for certain liabilities may not be sufficient to insure us against the full amount of the applicable liabilities for which it will be allocated responsibility, and EID and/or the DuPont Indemnitees may not be able to satisfy their obligations in the future.

Pursuant to the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement we entered into with EID prior to the Separation, we were required to assume, and indemnify EID for, certain liabilities. These indemnification obligations to date have included, among other items, defense costs associated with certain litigation matters, as well as certain damages awards, settlement amounts, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding MOU addressing certain PFAS matters and costs.

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

Our business and operating results may in the future be adversely affected by global and regional economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as tariffs on international trade, border adjustments for certain products, strikes or labor disruptions, and a changing financial regulatory environment that could affect the global economy. Such global and regional economic conditions may be further affected by physical risks that stem from a number of root causes, including natural disasters, climate change, and/or travel-based restrictions that may be driven by geo-political activities, military actions, terrorism, and the spread of pandemics, such as the COVID-19 pandemic.

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

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors, such as price, product quality, and service. We face significant competition from major international and regional competitors. Some of our competitors in the Titanium Technologies segment have announced plans to expand their chloride capacity. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily available production capacity. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology. Similarly, we compete with various producers in our Thermal & Specialized Solutions and Advanced Performance Materials businesses, and the risk of substitution of these producers by our customers could increase if these producers develop better capabilities to manufacture products similar to our specialty products.

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

Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which may be subject to worldwide supply and demand factors, global trade regulations and tariffs, GHG emissions-based regulations, and other factors beyond our control. Variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results from period to period. Additionally, to the extent climate change regulations and restrictions are not stringently imposed in the countries in which our competitors operate, our competitors could gain cost or other competitive advantages. Consolidation in the industries providing our raw materials may also have an impact on the cost and availability of such materials. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials, and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems.

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

We attempt to offset the effects of higher raw materials and energy costs through selling price increases, productivity improvements, and cost reduction programs. However, the outcome of these efforts is largely determined by existing competitive and economic conditions, and may be subject to a time delay between the increase in our raw materials costs and our ability to increase prices, which could vary significantly depending on the market served. If we are not able to fully offset the effects of higher energy or raw materials costs, there could be a material adverse effect on our financial results.

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

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets, our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets, and our ability to adapt to changing regulations including climate change related regulations. We must continue to develop lower-emission manufacturing technologies and identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation related to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws, regulations, or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve the expected benefits associated with new products developed to meet new laws, regulations, or enforcements if the implementation of such laws, regulations, or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

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

We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by and may fluctuate because of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and taxes associated with the repatriation of our non-U.S. earnings. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. Additionally, we and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions with proper local transfer pricing documentation in place, tax authorities could propose and sustain adjustments. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, financial condition, and cash flows could be adversely affected.

The Organization of Economic Cooperation and Development, which represents a coalition of member countries globally, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. The BEPS project is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions and a global minimum corporate income tax. Given the scope of our international operations and uncertainty surrounding the impact of future legislation, it is difficult to assess how any changes in tax laws arising from BEPS would impact our income tax expense.

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

We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, MOU escrow funding requirements, capital expenditures, and ongoing operations.

All of our operations are conducted, and all of our assets are owned, by our operating companies, which are our subsidiaries. We intend to continue to conduct our operations at the operating companies and any future subsidiaries. Consequently, our cash flows and our ability to meet our obligations, including our debt obligations, MOU escrow funding requirements, or make cash distributions depends upon the cash flows of our operating companies and any future subsidiaries, as well as the ability of our operating companies and any future subsidiaries to transfer funds in the form of dividends or otherwise.

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

Our operational and financial condition may be negatively impacted by the widespread outbreak of any illnesses or communicable diseases, as well as any associated public health crises that may ensue, such as the COVID-19 pandemic. To minimize transmission, social and economic restrictions have been or may be imposed in the U.S. and abroad, including travel bans, quarantines, restrictions on public gatherings, shelter-in-place orders, and/or safer-at-home orders. These restrictions, while necessary and important for public health, can have negative implications for our business and the U.S. and global economies.

Since 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupting global supply chains and creating significant uncertainty and volatility in financial markets. While we experienced minimal disruption in our operations and business-related processes, we are continuously monitoring the continuing effects of the COVID-19 pandemic on all aspects of our business, including its adverse impacts on our employees, customers, suppliers, vendors, business partners, and supply and distribution channels, as well as our ability to execute our business strategies and objectives. As a multi-national corporation, we are also continuously monitoring the operational and financial impacts of evolving restrictive local and national laws and regulations.

The widespread outbreak of any illness or communicable disease could result in, and in the instance of the COVID-19 pandemic has resulted in, a significant health crisis that adversely affects local and global economies and financial markets. The effects of the COVID-19 pandemic remain highly uncertain and subject to change, continue to evolve, and have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows, and may also exacerbate our other risks, as described within this Item 1A – Risk Factors, any of which could have a material effect on us, including among other things, risks associated with our indebtedness, such as available capacity and compliance with debt covenants, risks related to the adequacy of our cash flows and earnings or other conditions which may affect our liquidity, and risks related to our ongoing ability to pay dividends and repurchase common stock. As the situation continues to evolve, additional impacts of which we are not currently aware may also arise.

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

Failure to effectively prevent, detect, and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or other actions, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Such risks are particularly relevant in consideration of remote working arrangements utilized by our workforce where practicable. Like most major corporations, we have been, and expect to be, the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 pigment by third parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We plan to actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

The Chemours Company

Our information technology is provided by a combination of internal and external services and service providers, and we rely on information technology in many aspects of our business, including internal and external communications, and the management of our accounting, finance, and supply chain functions. Further, our business involves the use, storage, and transmission of information about customers, suppliers, and employees. As we become more dependent on information technology to conduct our business, and as the number and sophistication of cyberattacks increases, the risks associated with cybersecurity, information security, and data privacy also increases. In response to such risks, we provide our employees with cyber and information security training on a periodic and an annual basis. We have a comprehensive approach to cyber security which includes a robust cyber security education program focused on cyber risk and prevention measures, using online situational awareness training and continuous phishing simulations. Failure to maintain effective internal control over our information technology and infrastructure could materially adversely affect our business, financial condition, or results of operations, and/or have a material adverse impact on our stock price.

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

We currently use an enterprise resource planning (“ERP”) software platform that is no longer supported; however, we pay for extended, customer-specific support, which is costly. Any systems failure, accident, or security breach could result in significant costs or disruptions to our operations, which could have a material adverse effect on our business. Further, such improvements and upgrades are often complex, costly, and time-consuming. Any attempt to upgrade could result in outages, a disruption to our operations, and our ability to serve our customers.

The implementation of a new ERP software platform could cause disruption to our operations and have a material adverse effect on our results of operations, financial condition, and cash flows.

We are currently in the evaluation process of a multi-year transition to a new ERP software platform, which will replace most of our core financial systems. If the implementation of the new ERP software platform under evaluation does not proceed as expected, it could impede our ability to accurately maintain financial records and share financial data across the company, and we could incur significant costs. Failure to successfully implement the ERP software platform as planned, or if the ERP software platform does not operate as intended, could negatively impact the effectiveness of our internal control over financial reporting. We may also experience challenges integrating the new ERP software platform with our existing technology systems, or may uncover problems with our existing technology systems, that could disrupt our operations and our ability to serve our customers. Any of these types of disruptions could have a negative effect on our business, operating results, financial condition, and/or damage our reputation. In addition, implementing a new ERP software platform may require significant resources and refinement to fully realize the expected benefits of the system.

The Chemours Company

Risks Related to Our Indebtedness

Our current level of indebtedness could adversely affect our financial condition, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2022, we had approximately $3.6 billion of indebtedness. At December 31, 2022, together with the guarantors, we had approximately $1.1 billion of indebtedness outstanding under our senior secured credit facilities, and a $900 million revolving credit facility (“Revolving Credit Facility”) capacity, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings, including ESG-related impacts. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our overall credit ratings and our debt securities. Any negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We may use, from time to time, derivative instruments to mitigate interest rate risk. However, there is no guarantee that derivative contracts may be available to us and/or if such contracts will provide the desired results. As of December 31, 2022, we had approximately $1.1 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates.

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

Our success depends on the performance of our key employees, including our senior management team. If we are unable to identify, attract, retain, and develop a talented, diverse set of leaders, whether due to technical, geographical, social, or other differences, our results of operations, financial condition, and cash flows could be adversely affected. Further, if we are unable to effectively plan for the succession of our senior management team, our results of operations, financial condition, and cash flows could be adversely affected, as we may be unable to realize our business strategy. While our ongoing personnel practices identify a succession process for our key employees, we cannot guarantee the effectiveness of this process, the continuity of highly-qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession, including its impacts on our general operations and on our internal controls over our financial reporting.

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

The following chart sets forth our production facilities at December 31, 2022.

Production Facilities
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Shared Locations
North America	DeLisle, Mississippi New Johnsonville, Tennessee Jesup, Georgia (Mine) (1) Nahunta, Georgia (Mine) (1) Offerman, Georgia (Mineral Separation) Starke, Florida (Mine & Mineral Separation)	Corpus Christi, Texas El Dorado, Arkansas (1) LaPorte, Texas (1) Louisville, Kentucky (1)	Deepwater, New Jersey Elkton, Maryland (1) Fayetteville, North Carolina Louisville, Kentucky Parlin, New Jersey (1) Washington, West Virginia		Belle, West Virginia (3)
Europe, the Middle East, and Africa			Mechelen, Belgium Villers St. Paul, France (1)		Dordrecht, Netherlands (4)
Latin America	Altamira, Mexico	Barueri, Brazil (1) Manaus, Brazil (1) Monterrey, Mexico (1)
Asia Pacific	Kuan Yin, Taiwan	Chiba, Japan (2)	Shimizu, Japan (2) Sichuan, China (2)		Changshu, China (2,4)
(1)
Site is leased from a third party.
(2)
Site with joint venture equity affiliates.
(3)
Shared site between the Thermal & Specialized Solutions and Other segments.
(4)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support.

The following chart sets forth our stand-alone technical centers at December 31, 2022.

Technical Centers
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Shared Locations
North America					Newark, Delaware (1,4) Wilmington, Delaware (1,3)
Europe, the Middle East, and Africa	Kallo, Belgium (1)				Meyrin, Switzerland (1,3)
Latin America	Mexico City, Mexico (1)
Asia Pacific			Shimizu, Japan (2)		Shanghai, China (1,4)
(1)
Site is leased from a third party.
(2)
Site with joint venture equity affiliates.
(3)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(4)
Shared site between the Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials segments.

The Chemours Company

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2023. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

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

The Chemours Company

Environmental Proceedings

Dordrecht, Netherlands

In May 2020, we were notified of an alleged criminal offense related to the Netherlands’ Environmental Management Act and the Working Conditions Decree, regarding the use of PFOA during the pre-spin time period of June 1, 2008 to December 31, 2012. The investigation was initiated in the first quarter of 2016 by a public prosecutor. We believe that we have complied with all relevant laws, and we are in contact with the prosecutor.

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022 and are in contact with the prosecutor regarding the matter.

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019 and at this time management does not believe that a loss is probable related to this NOV. We have also received NOVs from NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

Mark E. Newman, age 59, serves as our President and CEO. Mr. Newman was appointed President and CEO in July 2021, prior to which time he had served as our Senior Vice President and Chief Operating Officer (“COO”) since June 2019 and our Senior Vice President and Chief Financial Officer (“CFO”) from November 2014 to June 2019. Mr. Newman joined Chemours in November 2014 from SunCoke Energy, Inc. (“SunCoke”), where he was SunCoke’s Senior Vice President and CFO and led its financial, strategy, business development, and information technology functions. Mr. Newman joined SunCoke’s leadership team in March 2011 to help drive SunCoke’s separation from its parent company, Sunoco, Inc. He led SunCoke through an initial public offering and championed a major restructuring of SunCoke, which resulted in the initial public offering of SunCoke Energy Partners, L.P. in January 2013, creating the first coke-manufacturing master limited partnership. Prior to joining SunCoke, Mr. Newman served as Vice President – Remarketing and Managing Director of SmartAuction, Ally Financial Inc. (previously, the General Motors Acceptance Corporation). Mr. Newman began his career at the General Motors Company in 1986 as an Industrial Engineer and progressed through several financial and operational leadership roles within the global automaker, including Vice President and CFO of Shanghai General Motors Limited; Assistant Treasurer of General Motors Corporation; and, Vice President – North America and CFO. Mr. Newman served on the board of Altria Group, Inc. from February 2018 through January 2022.

Sameer Ralhan, age 49, serves as our Senior Vice President and CFO. Mr. Ralhan was appointed Senior Vice President and CFO in June 2019. Mr. Ralhan joined Chemours in November 2014 and has held several positions of increasing responsibility in strategy, mergers and acquisitions (“M&A”), finance, and treasury. He served as Vice President, Business Finance and Treasurer from 2018 to 2019, retaining his responsibilities as Treasurer until August 2020, and Vice President, Business Finance and Head of M&A from 2016 to 2018. He also served as Treasurer and Head of M&A from 2015 to 2016, and Head of M&A from 2014 to 2015. Prior to joining Chemours, Mr. Ralhan served as a Managing Director in the Global Natural Resources Group of Goldman Sachs & Co. During his tenure at Goldman Sachs & Co., from 2007 to 2014, he advised companies in the chemicals, industrials, and basic materials sectors on M&A, portfolio transformations, corporate finance matters, and capital markets transactions. Mr. Ralhan also served as an associate in the investment banking group of Bank of America Securities, LLC from 2004 to 2007. Mr. Ralhan began his career as a Chemical Engineer and brings chemicals industry operating experience from his time (1998 – 2002) at Aspen Technology, Inc., where, as an advanced process control engineer, he executed manufacturing process improvement and operational enhancement initiatives for several global chemical and petrochemical companies.

Edwin C. Sparks, age 49, serves as our President – Titanium Technologies and President – Chemical Solutions. Mr. Sparks was appointed to these roles in March 2021 and April 2018, respectively. Previously, he served as President – Fluoroproducts (comprised of Thermal & Specialized Solutions and Advanced Performance Materials) from October 2019 to March 2021. Additionally, Mr. Sparks served as Director of Corporate Strategy from 2017 to 2018 and Global Planning Director – Titanium Technologies from 2016 to 2017. He also served as the Asia Pacific Regional Business Director – Titanium Technologies from 2015 to 2016, based in Singapore. Prior to joining Chemours, he held leadership positions of increasing scope in the EID Titanium Technologies business, with responsibilities including sales, marketing, operations, strategy, and technology. Mr. Sparks joined EID in 1994 as a process engineer.

Alisha Bellezza, age 47, serves as our President – Thermal & Specialized Solutions. Ms. Bellezza was appointed to this role in March 2021, having led the business since July 2020. Ms. Bellezza joined Chemours in 2015 to launch the investor relations function, before becoming our Vice President, Treasurer and Head of Investor Relations from 2016 to 2018. More recently, she held the position of Vice President, Global Sales, Commercial Operations & Supply Chain in the Titanium Technologies segment from 2018 to 2020. Prior to Chemours, Ms. Bellezza held positions with increasing responsibility in Investor Relations, Corporate Strategy & Development, and Finance at FMC Corporation in the Agricultural Products Group and at the Corporate level from 2006 to 2015. She began her career as a financial analyst in banking at Bank One corporation and First Bank & Trust, holding progressive leadership positions before joining Verizon Communications in 2003 to 2006.

Denise Dignam, age 57, serves as our President – Advanced Performance Materials Ms. Dignam was appointed to this role in March 2021. Ms. Dignam joined Chemours in 2015 and has served as our Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

The Chemours Company

Kristine Wellman, age 53, serves as our Senior Vice President, General Counsel and Corporate Secretary. Ms. Wellman was appointed Senior Vice President, General Counsel & Corporate Secretary in October 2022. Ms. Wellman joined Chemours in December 2014 and has held several positions within the company throughout her tenure. Ms. Wellman served as Associate General Counsel and Assistant Corporate Secretary from July 2015 through February 2019, and a Vice President from March 2018 through February 2019. Ms. Wellman joined business operations for the Fluoroproducts business in March 2019, serving as Plant Manager, Chambers Works, from March 2019 through November 2020. From December 2020 through November 2021, Ms. Wellman served as Vice President, Advanced Performance Materials, Sustainability. She next was appointed to Vice President, Strategic Planning until September 30, 2022. Prior to joining Chemours, Ms. Wellman held legal leadership positions at several financial institutions, including Senior Vice President and Chief Counsel, Capital One, from February 2012 through November 2014, General Counsel ING Bank, fsb, a U.S. subsidiary of ING Group, N.V., from August 2010 through February 2012, and positions of increasing responsibility within the legal department of Branch Banking & Trust Company (BBT) from June 2006 through July 2010, including Senior Vice President and Deputy General Counsel, July 2008 through July 2010. In 1995, Ms. Wellman began her legal career in private practice focusing on M&A, corporate and securities law, and corporate governance.

Susan M. Kelliher, age 56, serves as our Senior Vice President, Human Resources and Health Services. Ms. Kelliher joined Chemours in 2017 from Albemarle Corporation (“Albemarle”), where she served as Senior Vice President – Human Resources for the global specialty chemical company. Prior to Albemarle, she served as Vice President – Human Resources at Hewlett Packard, where she held a number of leadership positions on global teams including Imaging and Printing and Global Sales & Enterprise Marketing from 2007 to 2012. Before joining Hewlett Packard, Ms. Kelliher served as Vice President – Human Resources for Cymer, Inc. (“Cymer”), where she led the people function. She joined Cymer from The Home Depot where, from 2004 to 2007, she was the Vice President – Human Resources for the growth engines of the company – Business Development, and Home Services including responsibility for due diligence and integration for the company’s acquisitions. From 2000 to 2004, Ms. Kelliher served as Senior Director of Human Resources for Corporate Business Development and International Operations for the Raytheon Company (“Raytheon”). Prior to Raytheon, she served as the Director of Human Resources – Western Region for YUM! Brands, Pizza Hut division from 1995 to 2000. Ms. Kelliher started her career at Mobil Oil, where her career progressed through a variety of assignments including support for new ventures in Europe, Russia, and Africa from 1990 to 1995.

Alvenia Scarborough, age 49, serves as our Senior Vice President, Corporate Communications and Chief Brand Officer. Ms. Scarborough was appointed to this role in October 2020, after serving as Senior Director of Corporate Communications and Brand Marketing since July 2015. Prior to Chemours, Ms. Scarborough held a variety of corporate communications and marketing communications positions with increasing responsibility across brand development, corporate reputation, media relations, employee communications, and digital marketing. Ms. Scarborough brings over two decades of communications experience with leading multinational companies, including: EID, where she served as the Corporate Leader, Brand Management, Protection and Licensing from 2013 to 2015 and Global Director, Business Communications and Brand Marketing from 2011 to 2013; Newell Rubbermaid, where she served as the Director, Business Communications and Brand Marketing, Global Technology Brands from 2009 to 2010; and Kodak Alaris, where she served as Director of Marketing & Communications, Consumer Imaging from 2000 to 2009, where she spent several years as a product management commercial leader. Ms. Scarborough’s unique experience and modern approach to communications have resulted in multiple industry awards and recognition for breakthrough social media and advertising campaigns.

Jonathan S. Lock, age 42, serves as our Senior Vice President and Chief Development Officer. Mr. Lock leads our Corporate Strategy, M&A, Investor Relations, Sustainability and Regulatory Affairs functions. Mr. Lock was appointed to this role in November 2021. Mr. Lock joined Chemours in April 2018 as Vice President, Corporate Development and Investor Relations with oversight for Corporate Strategy, M&A, and Investor Relations. Prior to Chemours, Mr. Lock led corporate strategy and investor relations for SunCoke Energy and its Master Limited Partnership, SunCoke Energy Partners, from 2013 to 2018, where he helped the company expand and grow following its spin-out from Sunoco. Prior to SunCoke, Mr. Lock was a leader in the industrials practice at Marakon Associates where he advised Global 500 companies on growth and portfolio issues first from 2004 to 2008 and again from 2011 to 2013. From 2001 to 2004 Jonathan was a member of the Technology Labs group at Accenture.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 38,680 at February 6, 2023. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

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

Through December 31, 2022, we purchased a cumulative 8,234,314 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $241 million at an average share price of $29.24 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2022 was $509 million.

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended December 31, 2022.

(Dollars in millions, except per share amounts)				Approximate Dollar
			Total Number	Value of Shares
	Total Number		of Shares	That May Yet be
	of Shares	Average Price	Purchased as Part of	Purchased Under the
	Purchased	Paid per Share	Publicly Announced	Plans or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended October 31, 2022	3,750,977	$27.87	3,750,977	$540
Month ended November 30, 2022	727,634	29.52	727,634	518
Month ended December 31, 2022	293,522	30.66	293,522	509
Total	4,772,133	$28.29	4,772,133	$509
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

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2017, and that all dividends were reinvested.

Item 6. RESERVED

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. For the year ended December 31, 2020, and changes from the year ended December 31, 2020 to the year ended December 31, 2021, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2021. Beginning with reports filed in the first quarter of 2022, we changed our methodology used to allocate certain corporate function expenses to our operating segments, and accordingly, we recast prior year segment information to conform with current year presentation. The change did not have a material impact to management's discussion and analysis pertaining to prior year financial condition, changes in financial condition, and the results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide ("TiO2") pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide (prior to the Mining Solutions business sale), and performance chemicals and intermediates. We manage and report our operating results through three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business and our Mining Solutions business (prior to the business sale in 2021) are presented under Other Segment.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021
Net sales	$6,794	$6,345
Cost of goods sold	5,178	4,964
Gross profit	1,616	1,381
Selling, general, and administrative expense	710	592
Research and development expense	118	107
Restructuring, asset-related, and other charges	16	6
Total other operating expenses	844	705
Equity in earnings of affiliates	55	43
Interest expense, net	(163)	(185)
Gain (loss) on extinguishment of debt	7	(21)
Other income, net	70	163
Income before income taxes	741	676
Provision for income taxes	163	68
Net income	578	608
Net income attributable to Chemours	$578	$608
Per share data
Basic earnings per share of common stock	$3.72	$3.69
Diluted earnings per share of common stock	3.65	3.60

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the year ended December 31, 2022.

Change in net sales from prior period	Year Ended December 31, 2022
Price	19%
Volume	(5)%
Currency	(3)%
Portfolio	(4)%
Total change in net sales	7%

Our net sales increased by $449 million (or 7%) to $6.8 billion for the year ended December 31, 2022, compared with net sales of $6.3 billion for the same period in 2021. The increase in our net sales for the year ended December 31, 2022 was primarily attributable to an increase in price of 19%, partially offset by a decrease in volume of 5%, and portfolio change of 4% driven by the sale of our Mining Solutions business in 2021. Price increased across all our reportable segments and volume increased in our Thermal & Specialized Solutions and Advanced Performance Materials segments. Unfavorable currency movements in all our reportable segments added a headwind of 3% to our net sales.

The drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $214 million (or 4%) to $5.2 billion for the year ended December 31, 2022, compared with COGS of $5 billion for the same period in 2021. Despite the decreases in sales volume and portfolio change as mentioned above, our COGS increased for the year ended December 31, 2022, primarily attributable to higher raw material costs due to inflation, as well as supply constraints and higher distribution, freight, and logistics expenses. Raw material inflation impact on COGS increased as the year progressed and was more pronounced in the second half of the year relative to the first half of the year. In addition, we recognized a payroll tax credit under the Employee Retention Credit of the Coronavirus Aid, Relief, and Economic Security Act during 2021 that did not recur in 2022. The increase for the year ended December 31, 2022 was partially offset by lower on-site remediation costs incurred at our Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) of approximately $124 million during 2022 as compared to 2021 and approximately $22 million of higher Qualified Spend recovery from DuPont and Corteva recognized during 2022 as compared to 2021.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $118 million (or 20%) to $710 million for the year ended December 31, 2022, compared with SG&A expense of $592 million for the same period in 2021. The increase in our SG&A expense for the year ended December 31, 2022 was primarily attributable to increased off-site environmental remediation costs of approximately $125 million at Fayetteville during 2022 as compared to 2021, largely due to an increase in liabilities to meet drinking water compliance requirements contained in the Consent Order with the North Carolina Department of Environmental Quality ("NC DEQ"). SG&A expense in 2021 included a $25 million charge incurred in connection with our portion of the settlement agreement with the State of Delaware.

Research and Development Expense

Our research and development (“R&D”) expense increased by $11 million (or 10%) to $118 million for the year ended December 31, 2022, compared with R&D expense of $107 million for the same period in 2021. The increase in our R&D expense for the year ended December 31, 2022 was primarily attributable to growth initiatives in the current year and our increased focus on product development in our Advanced Performance Materials segment.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges increased by $10 million (or over 100%) to $16 million for the year ended December 31, 2022, compared with $6 million for the same period in 2021.

For the year ended December 31, 2022, our restructuring, asset-related, and other charges were primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $9 million of employee separation charges incurred in connection with our 2022 severance programs.

For the year ended December 31, 2021, our restructuring, asset-related, and other charges were primarily attributable to $12 million of decommissioning and dismantling related charges in connection with our decision to exit the Aniline business and stop production at our Pascagoula, Mississippi manufacturing plant, partially offset by a net $9 million gain from contract termination with a third-party services provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico. This facility was sold as part of the sale of our Mining Solutions business in 2021.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates increased by $12 million (or 28%) to $55 million for the year ended December 31, 2022, compared with equity in earnings of affiliates of $43 million for the same period in 2021. The increase in our equity in earnings of affiliates for the year ended December 31, 2022 was primarily attributable to increased pricing and demand for our investees’ products.

Interest Expense, Net

Our interest expense, net decreased by $22 million (or 12%) to $163 million for the year ended December 31, 2022, compared with interest expense, net of $185 million for the same period in 2021. The decrease in our interest expense, net for the year ended December 31, 2022 was primarily attributable to a reduction in associated interest rates following the refinancing of our 7.000% senior notes due May 2025 ("2025 Notes") in August of 2021 as well reduction in outstanding debt obligations as a result of open market repurchases in the third quarter 2022 and higher interest income from rate increases in 2022, partially offset by higher interest on our variable interest rate debt.

The Chemours Company

Gain (Loss) on Extinguishment of Debt

For the year ended December 31, 2022, we recognized a net gain on extinguishment of debt of $7 million in connection with the open market repurchases of various portions of our senior unsecured notes.

For the year ended December 31, 2021, we recognized a loss on extinguishment of debt of $21 million primarily in connection with our tender offer and make-whole call to purchase any and all of our 2025 Notes.

Other Income, Net

Our other income, net decreased by $93 million (or 57%) to $70 million for the year ended December 31, 2022, compared with other income, net of $163 million for the same period in 2021. The decrease in our other income, net for the year ended December 31, 2022 was primarily attributable to a net pre-tax gain on sale of $112 million associated with the sale of the Mining Solutions business in 2021, compared to net pre-tax gain on sale recorded in 2022 of $5 million and $18 million associated with the sale of our land related to the Beaumont former operating site (the “Beaumont Transaction”) and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”), respectively. In addition, we incurred losses in foreign currency exchange in 2022 driven by the depreciation of the Argentina peso and Asia Pacific currencies. These decreases in other income, net were partially offset by settlement of a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment in 2022.

Provision for Income Taxes

We have a provision for income taxes of $163 million and $68 million for the years ended December 31, 2022 and 2021, respectively. Our provision for income taxes represented effective tax rates of 22% and 10% for the years ended December 31, 2022 and 2021, respectively.

The $95 million increase in our provision for income taxes for the year ended December 31, 2022, when compared with the same period in 2021, was primarily attributable to $36 million of income tax expense related to a reserve on transfer pricing positions recorded during the fourth quarter of 2022 and changes to non-recurring items in prior periods, including an $11 million tax benefit associated with a 2012 income tax refund received in a foreign subsidiary and a $16 million benefit associated with a reversal of a valuation allowance of a certain foreign subsidiary's deferred tax assets in relation to the sale of our Mining Solutions business on December 1, 2021. These increases were partially offset by $21 million of income tax expense related to the gain realized from the sale of our Mining Solutions business in 2021, which also did not reoccur in 2022. Changes in geographic mix of earnings and underlying profitability are responsible for the remaining increase in tax expense.

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
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service component of net periodic pension (income) costs;
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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2022 and 2021 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Titanium Technologies	$601	$799
Thermal & Specialized Solutions	603	401
Advanced Performance Materials	367	284
Other Segment	2	49
Corporate and Other	(212)	(220)
Total Adjusted EBITDA	$1,361	$1,313

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Segment net sales	$3,380	$3,355
Adjusted EBITDA	601	799
Adjusted EBITDA margin	18%	24%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the year ended December 31, 2022.

Change in segment net sales from prior period	Year Ended December 31, 2022
Price	17%
Volume	(14)%
Currency	(2)%
Portfolio	—%
Total change in segment net sales	1%

Segment Net Sales

Our Titanium Technologies segment’s net sales were largely unchanged at $3.4 billion for the years ended December 31, 2022 and 2021. The slight increase in segment net sales for the year ended December 31, 2022 was attributable to an increase in price of 17%, largely offset by a decrease in volume of 14%. Price increases were due to contractual price changes, as well as price increases with our Flex customers and Distribution partners. Volume decreases were driven by constraints in output due to ore shortages in the first half of the year and demand weakness in the second half of the year. Demand weakness, particularly in Europe and Asia, started in the third quarter of 2022 and weakened further in the fourth quarter of 2022. Unfavorable currency movements added a 2% headwind to the segment's net sales during the year ended December 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $198 million (or 25%) to $601 million and segment Adjusted EBITDA margin decreased by approximately 600 basis points to 18% for the year ended December 31, 2022, compared with segment Adjusted EBITDA of $799 million and segment Adjusted EBITDA margin of 24% for the same period in 2021. The decrease in Adjusted EBITDA and segment Adjusted EBITDA margin was primarily attributable to the lower fixed cost absorption due to higher ore costs due to ore supply disruption in the first half of 2022, lower operating rates because of aforementioned decrease in sales volumes, and higher other raw material and energy costs.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Segment net sales	$1,680	$1,257
Adjusted EBITDA	603	401
Adjusted EBITDA margin	36%	32%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the year ended December 31, 2022.

Change in segment net sales from prior period	Year Ended December 31, 2022
Price	28%
Volume	8%
Currency	(2)%
Portfolio	—%
Total change in segment net sales	34%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $423 million (or 34%) to $1.7 billion for the year ended December 31, 2022, compared with segment net sales of $1.3 billion for the same period in 2021. The increase in segment net sales for the year ended December 31, 2022 was primarily attributable to an increase in price of 28% and an increase in volume of 8%. Prices increased in most markets across the business due to changing market and regulatory dynamics and steady value-based pricing growth within our refrigerants portfolio. Volume increased due to continued adoption of OpteonTM and other specialized solutions. Unfavorable currency movements added a 2% headwind to the segment’s net sales during the year ended December 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $202 million (or 50%) to $603 million and segment Adjusted EBITDA margin increased by approximately 400 basis points to 36% for the year ended December 31, 2022, compared with segment Adjusted EBITDA of $401 million and segment Adjusted EBITDA margin of 32% for the same period in 2021. The increase in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2022 was primarily attributable to the aforementioned increase in price, including favorable product mix, and sales volumes, partially offset by higher raw material and logistics costs.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Segment net sales	$1,618	$1,397
Adjusted EBITDA	367	284
Adjusted EBITDA margin	23%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the year ended December 31, 2022.

Change in segment net sales from prior period	Year Ended December 31, 2022
Price	18%
Volume	2%
Currency	(4)%
Portfolio	—%
Total change in segment net sales	16%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $221 million (or 16%) to $1.6 billion for the year ended December 31, 2022, compared with segment net sales of $1.4 billion for the same period in 2021. The increase in segment net sales for the year ended December 31, 2022 was primarily attributable to an increase in price of 18% and an increase in volume of 2%. Global average selling price increased due to increasing sales in high-value end-markets, including advanced electronics, semiconductors, and clean energy, as well as customer level pricing actions to offset increased raw material and energy costs. Volume increased due to high global customer demand across key markets, partially offset by supply chain challenges and lower demand in non-strategic end-markets where volume fade has been anticipated given our strategy to drive higher value, differentiated product offerings. Unfavorable currency movements added a 4% headwind to the segment’s net sales during the year ended December 31, 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $83 million (or 29%) to $367 million and segment Adjusted EBITDA margin increased by approximately 300 basis points to 23% for the year ended December 31, 2022, compared with segment Adjusted EBITDA of $284 million and segment Adjusted EBITDA margin of 20% for the year ended December 31, 2021. The increases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2022 were primarily attributable to the aforementioned increase in sales volume, favorable product mix and pricing actions, partially offset by higher raw material, energy costs, particularly in Europe, logistics costs and costs related to growth investments.

The segment’s operating results for the years ended December 31, 2022 and 2021 included $16 million and $15 million, respectively, of costs for process-related waste water treatment at Fayetteville. We expect to continue to incur these costs as we work with the NC DEQ to reauthorize discharge of such wastewater under our National Pollutant Discharge Elimination System (“NPDES”) permit.

The Chemours Company

Corporate and Other

Corporate and Other reflects certain legacy-related legal and environmental expenses (net of applicable MOU benefit), stock-based compensation expenses and other corporate costs.

Corporate and Other costs decreased by $8 million (or 4%) to $212 million for the year ended December 31, 2022, compared with Corporate and Other costs of $220 million for the same period in 2021. The decrease in Corporate and Other costs for the year ended December 31, 2022 was primarily attributable to lower performance-related compensation and higher Qualified Spend recovery from DuPont and Corteva, partially offset by higher legacy environmental costs and other corporate initiatives.

2023 Outlook

Our 2023 results will be driven by the following expectations in each of our reportable segments:

•
Titanium Technologies – Demand to slowly start improving in EMEA and China, but expect pace and timing of overall demand recovery through the year to remain uncertain given uneven macroeconomic conditions in different geographies;
•
Thermal & Specialized Solutions – Improved customer demand for our refrigerants with typical seasonality and continued OpteonTM adoption in mobile and stationary applications, paired with uncertainty in automotive and construction end-market demand recovery and headwinds from raw material inflation; and
•
Advanced Performance Materials – Improved customer demand for high-value, differentiated products in the performance solutions portfolio, offset by weak demand for products in the advanced materials portfolio which serves economically sensitive end-markets, demand softening in non-strategic markets, paired with raw material inflation and EU energy costs volatility.

We expect that our capital expenditures will be approximately $400 million, with approximately $200 million for growth capital expenditures and approximately $200 million for run and maintain, and sustainability.

Our outlook for 2023 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, end-market demand may be impacted by factors beyond our control, including the ongoing Russia-Ukraine conflict. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, both of which are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. We anticipate that our cash generated from operations, available cash, receivables securitization, and existing debt financing arrangements will provide us with sufficient liquidity through at least February 2024.

At December 31, 2022, we had total cash and cash equivalents of $1.1 billion, of which $587 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries are readily convertible into currencies used in our operations, including the U.S. dollar. During the year ended December 31, 2022, we received approximately $581 million of net cash in the U.S. through intercompany loans and dividends. Traditionally, the cash and earnings of our foreign subsidiaries have generally been used to finance their operations and capital expenditures, and it is our intention to indefinitely reinvest the historical pre-2018 earnings of our foreign subsidiaries. However, beginning in 2018, management asserts that only certain foreign subsidiaries are indefinitely reinvested. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements. Management believes that sufficient liquidity is available in the U.S. through at least February 2024, which includes borrowing capacity under our revolving credit facility.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include:

•
Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our Senior Secured Credit Facilities, with the balance due at maturity. Principal payments are also due at maturity for our 4.000% senior unsecured notes due May 2026, which are denominated in euros, the 5.375% senior unsecured notes due May 2027, the 5.750% senior unsecured notes due November 2028, and the 4.625% senior unsecured notes due November 2029 (collectively, the “Notes”). The earliest maturity date of our outstanding debt is scheduled in 2025. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations under our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes are paid semi-annually in arrears on May 15 and November 15 of each year. We anticipate that our scheduled interest payments will be approximately $185 million each for the years ended December 31, 2023 and 2024, subject to changes in variable interest rates. In 2025 and 2026, we anticipate that our scheduled interest payments will be approximately $135 million and $110 million, respectively, subject to changes in variable interest rates.
•
Operating and finance leases – We lease certain office space, laboratory space, equipment, railcars, tanks, barges, tow boats, and warehouses. The majority of our lease population pertains to operating leases, and the remaining terms on our total lease population varies, extending up to 24 years. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.
•
Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will approximate $265 million for the year ending December 31, 2023, $240 million for the year ending December 31, 2024, and $200 million annually for each of the three years thereafter. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years.
•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us or EID was disposed. At December 31, 2022, our consolidated balance sheets include $668 million for environmental remediation liabilities, of which $194 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental remediation liabilities of $194 million, $139 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will be shared until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4.0 billion; or, (iii) a termination in accordance with the terms of the MOU. The parties have agreed in the MOU that, during the term of the cost-sharing arrangement, we will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. After the term of this arrangement, our indemnification obligations under the Separation Agreement would continue unchanged, subject in each case to certain exceptions set out in the MOU. Through December 31, 2022, aggregate Qualified Spend including settlements, by us, DuPont, and Corteva under the MOU amounted to $314 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

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
•
Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the years ended December 31, 2022 and 2021, our purchases of property, plant, and equipment amounted to $307 million and $277 million, respectively. For the year ending December 31, 2023, we expect that our capital expenditures will be approximately $400 million. Our capital expenditures do not include the estimated future spend at Fayetteville, which is included in our environmental remediation liabilities, as noted in the “Environmental Liabilities” section of “Liquidity and Capital Resources” within this MD&A.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, income taxes, and contractual obligations through at least February 2024. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $155 million per year, and, on February 6, 2023, we announced our quarterly cash dividend of $0.25 per share for the first quarter of 2023. Under our 2022 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K, we also have remaining authority to repurchase $509 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$754	$820
Cash (used for) provided by investing activities	(284)	220
Cash used for financing activities	(685)	(560)

Operating Activities

We generated $754 million and $820 million in cash flows from our operating activities during the years ended December 31, 2022 and 2021, respectively.

The decrease in our operating cash inflows for the year ended December 31, 2022 was primarily attributable to changes in working capital, primarily related to changes in inventory due to higher unit costs, impact of timing of payment on accounts payable and collection of our accounts receivable, higher payments related to environmental remediation at Fayetteville, and payment of the $25 million settlement with the State of Delaware.

Investing Activities

We used $284 million in cash flows from our investing activities during the year ended December 31, 2022. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $307 million, partially offset by cash proceeds of $17 million related to the Beaumont Transaction and $16 million related to the Pascagoula Transaction during the year ended December 31, 2022. For further information related to the capital projects driving our year-over-year increase in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A.

We generated $220 million in cash flows from our investing activities during the year ended December 31, 2021. Our investing cash inflows were primarily attributable to $508 million of cash proceeds, which are net of $13 million cash divested, from the sale of our Mining Solutions business. Our investing cash inflows were partially offset by purchases of property, plant, and equipment, amounting to $277 million and $12 million of cash used for the settlement of certain foreign currency contracts. Purchases of property, plant, and equipment for the year ended December 31, 2021 included $22 million of assets acquired in exchange for the termination of a contract with a third-party service provider at our previously owned Mining Solutions facility in Gomez Palacio, Durango, Mexico.

Financing Activities

We used $685 million in cash flows for our financing activities during the year ended December 31, 2022. Our financing cash outflows were primarily attributable to our capital allocation activities, resulting in $495 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and our 2018 Share Repurchase Program, $154 million of cash dividends, $68 million in debt repayments including open market repurchases, partially offset by $51 million of cash received from stock option exercises.

We used $560 million in cash flows for our financing activities during the year ended December 31, 2021. Our financing cash outflows were primarily attributable to $854 million in debt repayments, comprised of the $750 million 2025 Notes refinancing and $104 million Senior Secured Term Loan repurchases and repayments. These debt repayments were partially offset by $650 million of proceeds from the issuance of the 2029 Notes, which was used, together with cash on hand to repay the 2025 Notes and related fees. Financing cash outflows also include $173 million in purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program, $164 million of cash dividends, and $18 million in premium payments to purchase and redeem the 2025 Notes.

The lower cash dividends paid in 2022, when compared to prior year, was due to the decrease in our outstanding common stock following the share repurchases completed throughout the year.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2022 and 2021.

	December 31,
(Dollars in millions)	2022	2021
Cash and cash equivalents	$1,102	$1,451
Accounts and notes receivable, net	626	720
Inventories	1,404	1,099
Prepaid expenses and other	82	75
Total current assets	$3,214	$3,345

Our accounts and notes receivable, net decreased by $94 million (or 13%) to $626 million at December 31, 2022, compared with accounts and notes receivable, net of $720 million at December 31, 2021. The decrease in our accounts and notes receivable, net at December 31, 2022 was primarily attributable to lower net sales in the fourth quarter of 2022 when compared to the same period in 2021, as well as the timing of collections from our customers.

Our inventories increased by $305 million (or 28%) to $1.4 billion at December 31, 2022, compared with inventories of $1.1 billion at December 31, 2021. The increase in our inventories at December 31, 2022 was primarily attributable to build-up of our finished product inventories, along with an increase in the value of our raw material inventories due to higher raw material costs.

Our prepaid expenses and other assets increased by $7 million (or 9%) to $82 million at December 31, 2022, compared with prepaid expenses and other assets of $75 million at December 31, 2021. The increase in our prepaid expenses and other current assets at December 31, 2022 was primarily attributable to an increase in our income taxes receivable due to higher estimated income tax payments made during the year in several jurisdictions where we operate.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2022 and 2021.

	December 31,
(Dollars in millions)	2022	2021
Accounts payable	$1,251	$1,162
Compensation and other employee-related costs	121	173
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	194	173
Other accrued liabilities	300	325
Total current liabilities	$1,891	$1,858

Our accounts payable increased by $89 million (or 8%) to $1.3 billion at December 31, 2022, compared with accounts payable of $1.2 billion at December 31, 2021. The increase in our accounts payable at December 31, 2022 was primarily attributable to higher raw material prices and the timing of payments to our vendors.

Our compensation and other employee-related costs decreased by $52 million (or 30%) to $121 million at December 31, 2022 compared with compensation and other employee-related costs of $173 million at December 31, 2021. The decrease in our compensation and other employee-related costs at December 31, 2022 was primarily attributable to decreased accruals for employee benefits and performance-based compensation.

Our current environmental remediation increased by $21 million (or 12%) to $194 million at December 31, 2022, compared with current environmental remediation of $173 million at December 31, 2021. The increase in our current environmental remediation at December 31, 2022 was primarily attributable to increased accruals for construction of the barrier wall at Fayetteville, as well as off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville and for the assessment and for sampling related to potential PFAS contamination of groundwater and supply, alternative drinking water, and mitigation in New Hanover and three other counties downstream from Fayetteville.

Our other accrued liabilities decreased by $25 million (or 8%) to $300 million at December 31, 2022, compared with other accrued liabilities of $325 million at December 31, 2021. The decrease in our other accrued liabilities at December 31, 2022 was primarily attributable to a decrease in accrued litigation following the payment of the $25 million settlement with the State of Delaware, as well as a decrease in income taxes payable following higher estimated income tax payments made during the year. The decrease in other accrued liabilities was partially offset by the $20 million accrual for our portion of the potential loss in the single matter not included in the Leach settlement. For more information regarding this matter, refer to "PFOA" within this "Note 22 - Commitments and Contingent Liabilities" to the Consolidated Financial Statements.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based operating subsidiaries included in Exhibit 22 to this Annual Report on Form 10-K. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Year Ended December 31, 2022
Net sales	$4,423
Gross profit	854
Income before income taxes	316
Net income	233
Net income attributable to Chemours	233
(1)
Net sales includes intercompany sales to the Non-Guarantor Subsidiaries.

	December 31,
(Dollars in millions)	2022	2021
Assets
Current assets (1,2,3)	$1,553	$1,554
Long-term assets (4)	3,485	3,720

Liabilities
Current liabilities (2)	$1,554	$1,504
Long-term liabilities	4,528	4,497
(1)
Current assets includes $514 million and $525 million of cash and cash equivalents at December 31, 2022 and 2021, respectively.
(2)
Current assets includes $326 million and $407 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2022 and 2021, respectively. Current liabilities includes $318 million and $328 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2022 and 2021, respectively.
(3)
As of December 31, 2022 and 2021, $46 million and $76 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $303 million and $729 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at December 31, 2022 and 2021, respectively.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The programs allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At December 31, 2022 and 2021, the total amounts outstanding under these programs were $158 million and $153 million, respectively. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

Off-Balance Sheet Arrangements

Information with respect to guarantees, including our securitization program, are included in "Note 20 - Debt" to the Consolidated Financial Statements. Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

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

The following table sets forth our ongoing and expansion capital expenditures, including certain environmental capital expenditures, for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Titanium Technologies	$149	$104
Thermal & Specialized Solutions	30	26
Advanced Performance Materials	115	103
Other Segment	6	39
Corporate and Other	7	5
Total purchases of property, plant, and equipment	$307	$277

Our capital expenditures increased by $30 million (or 11%) to $307 million for the year ended December 31, 2022, compared with capital expenditures of $277 million for the same period in 2021. The increase in our capital expenditures for the year ended December 31, 2022 was primarily attributable to higher capital investment in Titanium Technologies related to mining operations in Florida, investments in Advanced Performance Materials segment related to growth in performance solutions business, partially offset by decrease in capital expenditures in Other Segment due to the divestiture of the Mining Solutions business.

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

Long-lived Assets

We evaluate the carrying value of our long-lived assets to be held and used when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For the purposes of recognition or measurement of an impairment charge, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, we consider factors such as revenue dependency, shared costs, and the extent of vertical integration. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of the asset or asset group are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value, which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of their carrying amount or fair market value, less the estimated costs to sell. Depreciation and amortization are ceased for a disposal group upon it being classified as held for sale.

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. We did not recognize material impairment charges on our long-lived assets during the years ended December 31, 2022 and 2021.

Goodwill

The excess of the purchase price over the estimated fair value of the net assets acquired in a business combination, including any identified intangible assets, is recorded as goodwill. We test our goodwill for impairment at least annually on October 1; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Goodwill is evaluated for impairment at the reporting unit level, which is an operating segment or one level below an operating segment. A reporting unit is the level at which discrete financial information is available and reviewed by business management on a regular basis. An impairment exists when the carrying value of a reporting unit exceeds its fair value. The amount of impairment loss recognized in the consolidated statements of operations is equal to the excess of a reporting unit’s carrying value over its fair value, which is limited to the total amount of goodwill allocated to the reporting unit.

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

As of October 1, 2022, we performed our annual goodwill impairment tests for all reporting units. Based upon the results of our annual goodwill impairment tests, no impairments to the carrying value of goodwill were necessary during the year ended December 31, 2022. We have one reporting unit with goodwill of $56 million, where the fair value exceeds the book value by between 20% and 50%. The fair value exceeds the book value of all other reporting units by over 150% with goodwill aggregating to $46 million. Accordingly, we do not believe that any of our reporting units are at risk of failing step one of the annual goodwill impairment test.

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

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2022, the weighted-average discount rate was 3.6%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2022 was 1%.

A 50 basis point increase in the discount rate would result in a decrease of $3 million to the net periodic benefit cost for 2023, while a 50 basis point decrease in the discount rate would result in an increase of approximately $3 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $2 million to the net periodic benefit cost for 2023, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $2 million.

The Chemours Company

Litigation

Litigation liabilities and expenditures included in our consolidated financial statements include litigation matters that are liabilities of EID and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Disputes between us and EID may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If, and to the extent these disputes arise, they could materially adversely affect our results of operations. We are also involved in various claims and legal proceedings. We regularly review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates accordingly. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are rendered.

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

Our environmental remediation expenditures are subject to considerable uncertainty and may fluctuate significantly. In the U.S., additional capital expenditures associated with ongoing operations (as described below) are expected to be required over the next decade for treatment, storage, and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (“CAA”). Until all these regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for our future capital and remediation expenditures.

Environmental Capital Expenditures

For the years ended December 31, 2022 and 2021, we spent $43 million and $69 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives. The decrease in our environmental capital expenditures for the year ended December 31, 2022, when compared with the same period in 2021, was primarily attributable to our Advanced Performance Materials segment where higher spend in 2021 relative to 2022 is driven by the timing of projects focused on the reduction of water emissions in line with our Corporate Responsibility Commitment.

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

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” discussed within this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At December 31, 2022 and 2021, our consolidated balance sheets include environmental remediation liabilities of $668 million and $562 million, respectively, relating to these matters, which, as discussed in further detail below, include $465 million and $359 million, respectively, for Fayetteville.

The Chemours Company

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2022 and 2021.

	December 31,
(Dollars in millions)	2022	2021
Balance at January 1,	$562	$390
Increase in remediation accrual	269	269
Remediation payments (1)	(159)	(97)
Divestitures	(4)	—
Balance at December 31,	$668	$562
(1)
Remediation payments do not include Qualified Spend that we have been reimbursed for by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU.

Our estimated liability for environmental remediation covered 211 sites at December 31, 2022 and 2021.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2022		December 31, 2021
Site Category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	21	$589	23	$486
Multi-party Superfund/non-owned (1)	88	79	86	76
Closed or settled	102	—	102	—
Total sites	211	$668	211	$562
(1)
Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 21 sites that we own. These Chemours-owned sites make up approximately 88% of our environmental remediation liabilities at December 31, 2022.

We were also assigned numerous clean-up obligations from EID, which pertain to 88 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 12% of our environmental remediation liabilities at December 31, 2022. Included in the 88 sites are 37 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 102 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2022 and 2021.

(1)
Number of sites does not include the 37 and 36 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2022 and 2021, respectively.
(2)
Dollars in millions.
(3)
As of December 31, 2022 and 2021, Active Remediation included $465 million and $359 million, respectively, for on-site remediation and off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at December 31, 2022. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2022 and 2021, the following table sets forth the liabilities of the five sites that are deemed the most significant and together with the aggregate liabilities of the 67 other sites represent the 72 sites with environmental remediation.

	December 31,
(Dollars in millions)	2022	2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina	465	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	17	24
Washington Works, West Virginia	17	11
All other sites	98	99
Total environmental remediation	$668	$562

The five sites listed above represent 85% and 82% of our total accrued environmental remediation liabilities at December 31, 2022 and 2021, respectively. For these five sites, we expect to spend, in the aggregate, $246 million over the next three years. For all other sites, we expect to spend $99 million over the next three years.

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

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. Discussions are ongoing with the EPA and the New Jersey Department of Environmental Protection (the “NJ DEP”) relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site historic industrial activity as well as ongoing remedial programs.

The Chemours Company

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

Beginning in 1996, several stages of site investigation were conducted under oversight by NC DEQ, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of “PFAS” (perfluoroalkyl and polyfluoroalkyl substances) beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, NC DEQ issued a Notice of Violation (“NOV”) in September 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order ("CO"), (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

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

In August 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum. After a period of public comment, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020.

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

Washington Works, Parkersburg, West Virginia (“Washington Works”)

The Washington Works complex is located on the eastern shore of the Ohio River south of Parkersburg, West Virginia. The facility encompasses approximately 400 acres, which were purchased by EID in the late 1940’s. Other nearby land parcels purchased by EID included Blennerhassett Island, and three separate properties where West Virginia Department of Environmental Protection ("WV DEP") permitted landfills were operated. Site operations began in 1948 and included the manufacture of nylon, filaments, and acrylics. In 1949, fluoropolymer manufacturing began, and in 1959, Delrin production was started. Landfill operations occurred from the 1960’s through the early 2000’s when all three were closed according to WV DEP approved closure plans. Through 2014, EID used PFOA as a processing aid to manufacture some fluoropolymer resins at Washington Works.

In July 2015, upon our separation from EID, we became the owner of the Washington Works complex. The site has implemented environmental investigations, including Verification Investigation in 1992 and RCRA Facility Investigation ("RFI") in 1999 pursuant to corrective action requirements of its RCRA Part B and HSWA Permit under EPA and the West Virginia Department of Natural Resources oversight. The RFI was approved in 2012 and a CMS was completed in 2015 that recommended certain remedial actions, including capping of the former on-site landfill and ponds, which had already been completed, sitewide groundwater hydraulic control, drinking water supply well treatment via granular activated carbon, and long-term groundwater monitoring. These actions were memorialized in a RCRA final remedy implementation plan approved by the agencies in 2018 and integrated into the updated RCRA permit in August 2020.

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care include systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. Accruals related to these remedial actions were $17 million and $11 million as of December 31, 2022 and 2021, respectively.

The Chemours Company

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a NPDES permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting.

Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, Chemours provides alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $15 million and $14 million as of December 31, 2022 and 2021, respectively, and were included in Accrued Litigation liability in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

The Chemours Company

PFAS

Refer to our discussion under the heading “PFAS” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. The restriction dossier will be reviewed by the ECHA committees Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated entry into force of restrictions is 2025.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders that will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including us and EID, and we met with the agency in July 2022 to discuss the order and respond to it. In January 2023, EPA issued a second TSCA Section 4(a)(2) order under this program to four recipients, including us and EID. The timing of the remaining TSCA orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting it withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. We continue to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, we cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of December 31, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. Refer to our discussion under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service component of net periodic pension (income) costs;
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

Adjusted Net Income is defined as our net income (loss), adjusted for items excluded from Adjusted EBITDA, except interest expense, depreciation, amortization, and certain provision for (benefit from) income tax amounts. Adjusted EPS is calculated by dividing Adjusted Net Income by the weighted-average number of our common shares outstanding. Diluted Adjusted EPS accounts for the dilutive impact of our stock-based compensation awards, which includes unvested restricted shares. FCF is defined as our cash flows provided by (used for) operating activities, less purchases of property, plant, and equipment as shown in our consolidated statements of cash flows. ROIC is defined as Adjusted Earnings before Interest and Taxes (“Adjusted EBIT”), divided by the average of our invested capital, which amounts to our net debt, or debt less cash and cash equivalents, plus equity. Net Leverage Ratio is defined as our total debt principal outstanding less cash and cash equivalents, divided by Adjusted EBITDA.

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

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021
Net income attributable to Chemours	$578	$608
Non-operating pension and other post-retirement employee benefit income	(5)	(9)
Exchange losses (gains), net	15	(3)
Restructuring, asset-related, and other charges (1)	15	6
(Gain) loss on extinguishment of debt	(7)	21
Gain on sales of assets and businesses (2)	(21)	(115)
Natural disasters and catastrophic events (3)	—	21
Transaction costs (4)	—	4
Qualified spend recovery (5)	(58)	(20)
Legal and environmental charges, net (6,7)	227	230
Adjustments made to income taxes (8)	30	(27)
Benefit from income taxes relating to reconciling items (9)	(36)	(42)
Adjusted Net Income	738	674
Interest expense, net	163	185
Depreciation and amortization	291	317
All remaining provision for income taxes	169	137
Adjusted EBITDA	$1,361	$1,313

Weighted-average number of common shares outstanding - basic	155,359,361	164,943,575
Dilutive effect of our employee compensation plans	2,943,646	3,754,864
Weighted-average number of common shares outstanding - diluted	158,303,007	168,698,439

Per share data
Basic earnings per share of common stock (10)	$3.72	$3.69
Diluted earnings per share of common stock (10)	3.65	3.60
Adjusted basic earnings per share of common stock (10)	4.75	4.09
Adjusted diluted earnings per share of common stock (10)	4.66	4.00
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
(2)
Refer to “Note 8 – Other Income (Expense), Net” to the Consolidated Financial Statements for further details.
(3)
In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(4)
2021 includes costs associated with our accounting, legal, and bankers’ transaction costs incurred in connection with the sale of the Mining Solutions business.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements.
(6)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges which are discussed in further detail in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. For the year ended December 31, 2022, legal charges primarily include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment and $20 million associated with our portion of the potential loss in the single matter not included in the Leach settlement. For the year ended December 31, 2021, legal charges primarily include $25 million associated with our portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further details.
(7)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain environmental remediation expenses at various sites. For the years ended December 31, 2022 and 2021, environmental charges primarily include $196 million and $169 million, respectively, related to on-site and off-site remediation costs at Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further details.
(8)
Includes the removal of certain discrete income tax impacts within our provision for income taxes, such as certain uncertain tax position adjustments related to prior years, shortfalls and windfalls on share-based payments, certain return-to-accrual adjustments, valuation allowance adjustments, unrealized gains and losses on foreign exchange rate changes, and other discrete income tax items.
(9)
The income tax impacts included in this caption are determined using the applicable rates in the taxing jurisdictions in which income or expense occurred and represent both current and deferred income tax expense or benefit based on the nature of the non-GAAP financial measure.
(10)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Cash provided by operating activities	$754	$820
Less: Purchases of property, plant, and equipment (1)	(307)	(277)
Free Cash Flows	$447	$543
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

	Year Ended December 31,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,361	$1,313
Less: Depreciation and amortization (1)	(291)	(317)
Adjusted EBIT	$1,070	$996

	As of December 31,
(Dollars in millions)	2022	2021
Total debt (2)	$3,615	$3,749
Total equity	1,107	1,082
Less: Cash and cash equivalents	(1,102)	(1,451)
Invested capital, net	$3,620	$3,380
Average invested capital (3)	$3,607	$3,705

Return on Invested Capital	30%	27%
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2022 and 2021.
(2)
Total debt principal minus unamortized issue discounts of $4 million and $5 million and debt issuance costs of $22 million and $28 million at December 31, 2022 and 2021, respectively.
(3)
Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of December 31,
(Dollars in millions)	2022	2021
Total debt principal	$3,641	$3,782
Less: Cash and cash equivalents	(1,102)	(1,451)
Total debt principal, net	$2,539	$2,331

	Year Ended December 31,
(Dollars in millions)	2022	2021
Adjusted EBITDA (1)	$1,361	$1,313

Net Leverage Ratio	1.9x	1.8x
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the years ended December 31, 2022 and 2021.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2022, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $1 million. At December 31, 2021, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254 million, the fair value of which amounted to less than negative $1 million. We recognized a net gain of $2 million, a net loss of $15 million, and a net gain of $29 million for the years ended December 31, 2022, 2021 and 2020, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2022, we had 153 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $2 million. At December 31, 2021, we had 175 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $5 million. We recognized a pre-tax gain of $17 million, a pre-tax gain of $10 million, and a pre-tax loss of $4 million for the years ended December 31, 2022, 2021 and 2020, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2022, 2021, and 2020, $19 million of gain, $2 million of loss, and $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss., respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $53 million, a pre-tax gain of $73 million, and a pre-tax loss of $88 million for the years ended December 31, 2022, 2021 and 2020, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the London Interbank Offered Rate (“LIBOR”), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2021, we had three interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400 million, the fair value of which amounted to less than $1 million. In September 2022, we terminated all of our outstanding interest rate swaps, which resulted in cash settlement of $8 million. We recognized a pre-tax gain of $8 million, a pre-tax gain of $2 million and a pre-tax loss of $4 million for the years ended December 31, 2022, 2021 and 2020 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2022, 2021 and 2020, gain of $5 million, loss of $2 million and loss of less than $1 million were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2022 and 2021, one individual customer balance represented approximately 8% and 6% of our total outstanding accounts and notes receivable balance, respectively. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2022 and 2021 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2022 and 2021.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 – Financial Statements and Supplementary Data is incorporated by reference herein as set forth in Item 15(a)(1) – Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosures.

As of December 31, 2022, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

The Chemours Company

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We have completed an evaluation of our internal control over financial reporting and have concluded that our internal control over financial reporting was effective as of December 31, 2022 (refer to “Management’s Report on Internal Control over Financial Reporting” on page F-2 to the Consolidated Financial Statements). The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein (refer to the “Report of Independent Registered Public Accounting Firm” on page F-3 to the Consolidated Financial Statements).

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the 2023 Proxy Statement, which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our audit committee and our code of ethics is contained in the 2023 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2023 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2022
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	6,523	$23.61	10,000
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2023 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2023 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

(a)(2) Financial Statement Schedule

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 72 of this Annual Report on Form 10-K.

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
4.2(5)

Instrument of Resignation, Appointment and Acceptance, dated as of August 1, 2022, between the Chemours Company, U.S. Bank National Association, as Retiring Trustee, and Deutsche Bank Trust Company Americas, as Successor Trustee (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 26, 2022).

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

10.41*

Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).

21	Subsidiaries of the Registrant.
22	List of Guarantor Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.

The Chemours Company

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.

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

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	February 10, 2023

By:	/s/ Sameer Ralhan
Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Mark E. Newman	President, Chief Executive Officer, and	February 10, 2023
Mark E. Newman	Director
(Principal Executive Officer)

/s/ Sameer Ralhan	Senior Vice President,	February 10, 2023
Sameer Ralhan	Chief Financial Officer
(Principal Financial Officer)

/s/ Camela T. Wisel	Vice President and Controller	February 10, 2023
Camela T. Wisel	(Principal Accounting Officer)

/s/ Dawn L. Farrell	Chairperson of the Board	February 10, 2023
Dawn L. Farrell

/s/ Curtis V. Anastasio	Director	February 10, 2023
Curtis V. Anastasio

/s/ Mary B. Cranston	Director	February 10, 2023
Mary B. Cranston

/s/ Curtis J. Crawford	Director	February 10, 2023
Curtis J. Crawford

/s/ Erin N. Kane	Director	February 10, 2023
Erin N. Kane

/s/ Sean D. Keohane	Director	February 10, 2023
Sean D. Keohane

/s/ Sandra Phillips Rogers	Director	February 10, 2023
Sandra Phillips Rogers

/s/ Guillaume Pepy	Director	February 10, 2023
Guillaume Pepy

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report, which is presented on the following page.

/s/ Mark E. Newman	/s/ Sameer Ralhan
Mark E. Newman	Sameer Ralhan
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer

February 10, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accrued Liabilities Associated with the Fayetteville Works On-site Surface Water and Groundwater Remediation Activities, and Off-site Replacement Drinking Water Supplies

As described in Note 22 to the consolidated financial statements, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities with respect to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other per- and polyfluoroalkyl substances (“PFAS”) from the Company’s Fayetteville Works site in North Carolina (“Fayetteville”) to the Cape Fear River and on-site surface water and groundwater. The Company’s accrued liabilities for the on-site surface water and groundwater remediation activities, and off-site replacement drinking water supplies related to PFAS at Fayetteville were $465 million as of December 31, 2022. The Company’s estimated liability for the on-site surface water and groundwater remediation activities that are probable and estimable is based on the Consent Order (“CO”) and the related addendum with the North Carolina Department of Environmental Quality (the “Addendum”), the Corrective Action Plan (“CAP”), regulatory directives, and management’s assessment of the current facts and circumstances, which is subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related operation, maintenance, and monitoring (“OM&M”) requirements, and other charges contemplated by the CO and the Addendum. The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which is subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected, the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. Management, from time to time, may engage third parties (management’s specialists) to assist in obtaining and/or evaluating relevant data and assumptions when estimating remediation liabilities.

The principal considerations for our determination that performing procedures relating to the accrued liabilities associated with the Fayetteville on-site surface water and groundwater remediation activities, and off-site replacement drinking water supplies is a critical audit matter are the significant judgment by management, including the use of management’s specialists, in estimating the accrued liabilities associated with the Fayetteville on-site surface water and groundwater remediation activities, and off-site replacement drinking water supplies based on the CO, including the Addendum, CAP, certain regulatory directives, and management’s assessment of the current facts and circumstances. This in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to transport pathways which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, and any related OM&M requirements for on-site surface water and groundwater remediation activities, the number of affected surrounding properties, the type of water treatment systems selected, the cost of the selected water treatment systems, and any related OM&M requirements for off-site replacement drinking water supplies. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination and valuation of the accrued liabilities associated with the Fayetteville on-site surface water and groundwater remediation activities, and off-site replacement drinking water supplies, as well as the related financial statement disclosures. These procedures also included, among others (i) testing management’s process for estimating the accrued liabilities associated with the Fayetteville on-site surface water and groundwater remediation activities, and off-site replacement drinking water supplies; (ii) testing the reasonableness of management’s significant assumptions related to the transport pathways which will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, and any related OM&M requirements for on-site surface water and groundwater remediation activities, and the type of water treatment systems selected, the cost of the selected water treatment systems, and any related OM&M requirements for off-site replacement drinking water supplies, which involved comparing the cost estimates developed by management to third party evidence, and comparing actual and historical costs used to develop the estimates, as applicable; (iii) obtaining and evaluating responses to letters of audit inquiry from legal counsel; and (iv) evaluating the sufficiency of the Company’s disclosures related to the matter. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the number of affected surrounding properties. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of the data used by the specialists, and an evaluation of the specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the estimated costs resulting from the CO, including the Addendum, CAP, certain regulatory directives, and management’s assessment of the current facts and circumstances.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2023

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$6,794	$6,345	$4,969
Cost of goods sold	5,178	4,964	3,902
Gross profit	1,616	1,381	1,067
Selling, general, and administrative expense	710	592	527
Research and development expense	118	107	93
Restructuring, asset-related, and other charges	16	6	80
Total other operating expenses	844	705	700
Equity in earnings of affiliates	55	43	23
Interest expense, net	(163)	(185)	(210)
Gain (loss) on extinguishment of debt	7	(21)	(22)
Other income, net	70	163	21
Income before income taxes	741	676	179
Provision for (benefit from) income taxes	163	68	(40)
Net income	578	608	219
Net income attributable to Chemours	$578	$608	$219
Per share data
Basic earnings per share of common stock	$3.72	$3.69	$1.33
Diluted earnings per share of common stock	3.65	3.60	1.32

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive Income

(Dollars in millions)

	Year Ended December 31,
	2022			2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$578			$608			$219
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$53	$(13)	40	$73	$(18)	55	$(88)	$22	(66)
Unrealized gain (loss) on cash flow hedge	25	(4)	21	12	(2)	10	(8)	1	(7)
Reclassifications to net income - cash flow hedge	(24)	4	(20)	4	(1)	3	(3)	—	(3)
Hedging activities, net	54	(13)	41	89	(21)	68	(99)	23	(76)
Cumulative translation adjustment	(32)	—	(32)	(116)	—	(116)	111	—	111
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net (loss) gain	(2)	1	(1)	(22)	6	(16)	4	(1)	3
Prior service benefit (cost)	2	—	2	—	—	—	(1)	—	(1)
Curtailment gain	—	—	—	—	—	—	4	(1)	3
Effect of foreign exchange rates	7	—	7	6	—	6	(9)	—	(9)
Reclassifications to net income:
Amortization of actuarial loss	8	(2)	6	7	(2)	5	9	(2)	7
Amortization of prior service gain	(2)	—	(2)	(2)	—	(2)	(3)	—	(3)
Settlement loss	—	—	—	1	—	1	5	(1)	4
Defined benefit plans, net	$13	$(1)	12	$(10)	$4	(6)	$9	$(5)	4
Other comprehensive income (loss)			21			(54)			39
Comprehensive income			599			554			258
Comprehensive income attributable to Chemours			$599			$554			$258

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,102	$1,451
Accounts and notes receivable, net	626	720
Inventories	1,404	1,099
Prepaid expenses and other	82	75
Total current assets	3,214	3,345
Property, plant, and equipment	9,387	9,232
Less: Accumulated depreciation	(6,216)	(6,078)
Property, plant, and equipment, net	3,171	3,154
Operating lease right-of-use assets	240	227
Goodwill	102	102
Other intangible assets, net	13	6
Investments in affiliates	175	169
Restricted cash and restricted cash equivalents	202	100
Other assets	523	447
Total assets	$7,640	$7,550
Liabilities
Current liabilities:
Accounts payable	$1,251	$1,162
Compensation and other employee-related cost	121	173
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	194	173
Other accrued liabilities	300	325
Total current liabilities	1,891	1,858
Long-term debt, net	3,590	3,724
Operating lease liabilities	198	179
Long-term environmental remediation	474	389
Deferred income taxes	61	49
Other liabilities	319	269
Total liabilities	6,533	6,468
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 195,375,810 shares issued and 148,504,030 shares outstanding at December 31, 2022; 191,860,159 shares issued and 161,046,732 shares outstanding at December 31, 2021)	2	2
Treasury stock, at cost (46,871,780 shares at December 31, 2022; 30,813,427 shares at December 31, 2021)	(1,738)	(1,247)
Additional paid-in capital	1,016	944
Retained earnings	2,170	1,746
Accumulated other comprehensive loss	(343)	(364)
Total Chemours stockholders’ equity	1,107	1,081
Non-controlling interests	—	1
Total equity	1,107	1,082
Total liabilities and equity	$7,640	$7,550

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2020	188,893,478	$2	25,319,235	$(1,072)	$859	$1,249	$(349)	$6	$695
Common stock issued - compensation plans	222,665	—	—	—	1	(1)	—	—	—
Exercise of stock options	1,123,740	—	—	—	16	—	—	—	16
Stock-based compensation expense	—	—	—	—	16	—	—	—	16
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)		—	—	(2)
Net income	—	—	—	—	—	219	—	—	219
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(4)	(4)
Other comprehensive income	—	—	—	—	—	—	39	—	39
Balance at December 31, 2020	190,239,883	2	25,319,235	(1,072)	890	1,303	(310)	2	815
Common stock issued - compensation plans	264,908	—	(39,554)	2	(1)	(1)	—	—	—
Exercise of stock options	1,355,368	—	—	—	23	—	—	—	23
Purchases of treasury stock, at cost	—	—	5,533,746	(177)	—				(177)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	608	—	—	608
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(54)	—	(54)
Balance at December 31, 2021	191,860,159	2	30,813,427	(1,247)	944	1,746	(364)	1	1,082
Common stock issued - compensation plans	474,730	—	—	—	—	—	—	—	—
Exercise of stock options	3,040,921	—	—	—	51	—	—	—	51
Purchases of treasury stock, at cost	—	—	16,058,353	(492)	—	—	—	—	(492)
Stock-based compensation expense	—	—	—	1	27	—	—	—	28
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	578	—	—	578
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(154)	—	—	(154)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	—	21	—	21
Balance at December 31, 2022	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$578	$608	$219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	291	317	320
Gain on sales of assets and businesses, net	(21)	(115)	(8)
Equity in earnings of affiliates, net	(22)	(11)	—
(Gain) loss on extinguishment of debt	(7)	21	22
Amortization of debt issuance costs and issue discounts	9	9	9
Deferred tax provision (benefit)	20	(77)	(120)
Asset-related charges	5	—	22
Stock-based compensation expense	27	34	16
Net periodic pension cost	9	6	14
Defined benefit plan contributions	(10)	(17)	(21)
Other operating charges and credits, net	(21)	18	(22)
Decrease (increase) in operating assets:
Accounts and notes receivable	91	(225)	175
Inventories and other operating assets	(390)	(202)	126
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	195	454	55
Cash provided by operating activities	754	820	807
Cash flows from investing activities
Purchases of property, plant, and equipment	(307)	(277)	(267)
Proceeds from sales of assets and businesses, net of cash divested	33	508	5
Foreign exchange contract settlements, net	3	(12)	27
Other investing activities	(13)	1	1
Cash (used for) provided by investing activities	(284)	220	(234)
Cash flows from financing activities
Proceeds from issuance of debt	—	650	800
Proceeds from accounts receivable securitization facility	—	—	12
Repayments on accounts receivable securitization facility	—	—	(122)
Proceeds from revolving loan	—	—	300
Repayments on revolving loan	—	—	(300)
Debt repayments	(68)	(854)	(943)
Payments related to extinguishment of debt	—	(18)	(16)
Payments of debt issuance costs	(1)	(11)	(10)
Payments on finance leases	(11)	(10)	(6)
Deferred acquisition-related consideration	—	—	(10)
Purchases of treasury stock, at cost	(495)	(173)	—
Proceeds from exercised stock options	51	23	16
Payments related to tax withheld on vested stock awards	(6)	(2)	(2)
Payments of dividends to the Company's common shareholders	(154)	(164)	(164)
Distributions to non-controlling interest shareholders	(1)	(1)	(4)
Cash used for financing activities	(685)	(560)	(449)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(32)	(34)	38
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(247)	446	162
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,551	1,105	943
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31,	$1,304	$1,551	$1,105

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$164	$180	$208
Income taxes, net of refunds	131	149	78
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$79	$89	$31
Non-cash financing arrangements	—	—	16
Treasury stock repurchased, not settled	1	4	—

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. Chemours manages and reports its operating results through its three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Other Segment includes the Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021).

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Taiwan, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2022, the Company operated 29 major production facilities globally, of which eight were dedicated to Titanium Technologies, eight were dedicated to Thermal & Specialized Solutions, 10 were dedicated to Advanced Performance Materials, and three supported multiple segments.

Chemours began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from E.I. DuPont de Nemours and Company (“EID”) (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between Chemours and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc. (“DuPont”), and Corteva, Inc. (“Corteva”). Effective January 1, 2023, EID changed its name to EIDP, Inc.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as EID, which is Chemours’ former parent company and is now a subsidiary of Corteva.

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

Impairment of Long-lived Assets

Chemours evaluates the carrying value of its long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. For the purposes of recognition or measurement of an impairment charge, the assessment is performed on the asset or asset group at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. To determine the level at which the assessment is performed, Chemours considers factors such as revenue dependency, shared costs, and the extent of vertical integration. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the use and eventual disposition of the asset or asset group are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The fair value methodology used is an estimate of fair market value, which is made based on prices of similar assets or other valuation methodologies, including present value techniques. Long-lived assets to be disposed of by means other than sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value, less the estimated cost to sell. Depreciation and amortization are discontinued for any long-lived assets classified as held for sale.

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

Definite-lived intangible assets, such as purchased and licensed technology, patents, trademarks, customer lists and allowance units are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated.

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

Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency and interest rate risks. The Company has established a financial risk management program, which currently includes four distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in London Interbank Offered Rate ("LIBOR"), as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups as held for sale in the period when the following held for sale criteria are met: (i) the Company commits to a plan to sell; (ii) the long-lived asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such long-lived assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale is probable within one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Long-lived assets and disposal groups classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. The Company ceases depreciation and amortization for a disposal group upon it being classified as held for sale.

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2021-08 on January 1, 2023, the effect of which will not be material to its financial position, results of operations and cash flows. The Company will apply the provisions of ASU 2021-08 after adoption to future acquisitions, if any.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extended the expiration date of ASU 2020-04 to December 31, 2024. The Company does not expect the impacts of adopting ASU 2020-04 to be material to its financial position, results of operations and cash flows.

Recently Adopted Accounting Guidance

Disclosures by Business Entities About Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities About Government Assistance (“ASU 2021-10”), which requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The Company adopted ASU 2021-10 during the year ended December 31, 2022. Government grant transactions during the year ended December 31, 2022 were de minimis.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 4. Acquisitions and Divestitures

Divestitures

In December 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17 (the “Beaumont Transaction”). The Company completed the land sale on May 24, 2022 and received net cash proceeds of $17. In January 2022, the Company entered into a stock agreement to sell certain of its wholly-owned subsidiaries and the remaining assets at its former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”). The Company completed the sale on June 9, 2022 and received net cash proceeds of $16. Upon completion of the Beaumont Transaction and the Pascagoula Transaction, the Company recorded a net pre-tax gain of $5 and $18, respectively, in other income (expense), net in the consolidated statements of operations during the year ended December 31, 2022.

On July 26, 2021, the Company entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell the Mining Solutions business of its Chemical Solutions segment for cash consideration of approximately $520 (the “Mining Solutions Transaction”). The Company completed the sale on December 1, 2021 and received net cash proceeds of $508, net of $13 cash divested. Upon completion of the sale, during the year ended December 31, 2021, the Company also recorded a net pre-tax gain on sale of $112 in other income (expense), net in the consolidated statements of operations, inclusive of $21 of transaction costs. The sale of the Mining Solutions business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Net sales by geographic region (1)
North America:
Titanium Technologies	$1,285	$1,019	$776
Thermal & Specialized Solutions	974	635	520
Advanced Performance Materials	619	494	407
Other Segment	71	169	211
Total North America	2,949	2,317	1,914
Asia Pacific:
Titanium Technologies	928	1,049	778
Thermal & Specialized Solutions	178	160	134
Advanced Performance Materials	657	595	450
Other Segment	24	23	22
Total Asia Pacific	1,787	1,827	1,384
Europe, the Middle East, and Africa:
Titanium Technologies	695	829	528
Thermal & Specialized Solutions	320	313	331
Advanced Performance Materials	281	254	202
Other Segment	17	16	25
Total Europe, the Middle East, and Africa	1,313	1,412	1,086
Latin America (2):
Titanium Technologies	472	458	320
Thermal & Specialized Solutions	208	149	120
Advanced Performance Materials	61	54	45
Other Segment	4	128	100
Total Latin America	745	789	585
Total net sales	$6,794	$6,345	$4,969
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Net sales by product group and segment
Titanium dioxide and other minerals	$3,380	$3,355	$2,402
Total Titanium Technologies	3,380	3,355	2,402
Refrigerants	1,352	973	889
Foam, propellants, and other	328	284	216
Total Thermal & Specialized Solutions	1,680	1,257	1,105
Advanced materials	1,125	977	782
Performance solutions	493	420	322
Total Advanced Performance Materials	1,618	1,397	1,104
Mining solutions	—	237	203
Performance chemicals and intermediates	116	99	155
Total Other Segment	116	336	358
Total net sales	$6,794	$6,345	$4,969

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2022, 2021 and 2020.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2022 and 2021.

	December 31,
	2022	2021
Contract assets:
Accounts receivable - trade, net (Note 11)	$509	$644
Contract liabilities:
Deferred revenue	$5	$5
Customer rebates (Note 19)	90	83

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the years ended December 31, 2022 and 2021 were not significant. For the years ended December 31, 2022 and 2021, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of December 31, 2022 and 2021.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2022, Chemours had $31 of remaining performance obligations. The Company expects to recognize approximately 91% of its remaining performance obligations as revenue in 2023 and the remainder in 2024. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2022 are also excluded.

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Titanium Technologies	$34	$36	$31
Thermal & Specialized Solutions	25	20	18
Advanced Performance Materials	54	46	41
Other Segment	1	2	2
Corporate and Other	4	3	1
Total research and development expense	$118	$107	$93

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Restructuring and other charges:
Employee separation charges	$9	$(2)	$17
Decommissioning and other charges	2	8	41
Total restructuring and other charges	11	6	58
Asset-related charges	5	—	22
Total restructuring, asset-related, and other charges	$16	$6	$80

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the impacts of the Company’s restructuring programs to segment earnings for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Restructuring and other charges:
Plant and product line closures:
Other Segment	$2	$13	$4
Corporate and Other	—	—	1
Total plant and product line closures	2	13	5
2022, 2020, and 2019[1] restructuring programs:
Titanium Technologies	1	—	3
Thermal & Specialized Solutions	1	—	2
Advanced Performance Materials	3	(1)	5
Other Segment	—	—	1
Corporate and Other	4	—	4
Total restructuring programs	9	(1)	15
Other charges:
Titanium Technologies	—	—	1
Advanced Performance Materials	—	1	—
Other Segment	—	(7)	37
Total other charges	—	(6)	38
Total restructuring and other charges	11	6	58
Asset-related charges:
Titanium Technologies	5	—	—
Advanced Performance Materials	—	—	10
Other Segment	—	—	8
Corporate and Other	—	—	4
Total asset-related charges	5	—	22
Total restructuring, asset-related, and other charges	$16	$6	$80
(1)
Year ended December 31, 2020 includes $3 of employee separation charges relating to the 2019 restructuring program. All remaining actions related to this program were completed in 2020.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Plant and Product Line Closures

Other Segment

In 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. Following the closure of the facility, the Company incurred decommissioning and dismantling-related charges of $2 for the years ended December 31, 2021 and 2020. Through December 31, 2022, the Company has incurred, in the aggregate, $42 in restructuring charges related to these activities, excluding asset-related charges. The Company has substantially completed all actions and does not expect to incur additional charges related to these activities at its Niagara Falls site.

In 2020, the Company completed a business review of its Aniline business. It was determined that the Aniline business was not core to the Company’s future strategy, and production ceased at the Pascagoula, Mississippi manufacturing plant in the fourth quarter of 2020. As a result, during the year ended December 31, 2020, the Company recorded asset-related charges of $10, which are primarily comprised of $6 for property, plant, and equipment and other asset impairments, as well as $4 for environmental remediation liabilities to be paid over a period of approximately 16 years. The Company also recorded employee separation-related liabilities of $2. In conjunction with this decision, approximately 20 employees separated from the Company through the end of 2021 with approximately 15 additional employees separating from the Company during the first quarter of 2022. Furthermore, the Company recorded decommissioning and dismantling-related charges of $12 for the year ended December 31, 2021. The Company has completed all actions related to this program. In June 2022, the assets at the Aniline facility were sold as part of the Pascagoula Transaction.

2022 and 2020 Restructuring Programs

Management initiated severance programs in 2022 and 2020 that were largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. Employee separation charges recorded for the 2022 restructuring program amounted to $9 for the year ended December 31, 2022. Employee separation charges recorded for the 2020 restructuring program amounted to $(1) and $13 for the years ended December 31, 2021 and 2020, respectively. Through December 31, 2022, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $9 and the related payments are expected to be substantially completed by the end of 2023. Through December 31, 2021, the cumulative amount incurred for the Company’s 2020 severance program amounted to $12. All remaining actions related to the 2020 restructuring program were completed in 2021.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Asset-related Charges

Titanium Technologies

In the year ended December 31, 2022, the Company recorded asset-related charges of $5 resulting from the conflict between Russia and Ukraine and the Company's decision to suspend its business with Russian entities.

Advanced Performance Materials

In the year ended December 31, 2020, in connection with various property, plant, and equipment and other asset impairments, the Company recorded asset-related charges of $10.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2022 and 2021.

	Site Closures	2022, 2020, and 2019 Restructuring Programs	Total
Balance at January 1, 2021	$2	$5	$7
Credits to income	(1)	(1)	(2)
Payments	—	(4)	(4)
Balance at December 31, 2021	1	—	1
Charges to income	—	9	9
Payments	(1)	(3)	(4)
Balance at December 31, 2022	$—	$6	$6

At December 31, 2022 and 2021, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

Note 8. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Leasing, contract services, and miscellaneous income (1)	$53	$14	$20
Royalty income (2)	6	22	18
Gain on sales of assets and businesses, net (3)	21	115	8
Exchange (losses) gains, net (4)	(15)	3	(26)
Non-operating pension and other post-retirement employee benefit income (5)	5	9	1
Total other income, net	$70	$163	$21
(1)
For the year ended December 31, 2022, miscellaneous income includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment.
(2)
Royalty income is primarily from technology licensing.
(3)
For the year ended December 31, 2022, gain on sale of assets and businesses, net includes pre-tax gain on sale of $5 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction (see “Note 4 – Acquisitions and Divestitures”). For the year ended December 31, 2021, gain on sale of assets and businesses, net includes pre-tax gain on sale of $112 associated with the sale of the Company’s Mining Solutions business (see “Note 4 – Acquisitions and Divestitures”). For the year ended December 31, 2020, gain on sale includes a $6 gain associated with the sale of the Company’s Oakley, California site, which was contingent upon the completion of certain environmental remediation activities at the site.
(4)
Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)
Non-operating pension and other post-retirement employee benefit income represents the non-service cost component of net periodic pension income (cost).

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Current tax expense (benefit):
U.S. federal	$83	$60	$4
U.S. state and local	13	12	1
International	47	72	75
Total current tax expense	143	144	80
Deferred tax expense (benefit):
U.S. federal	8	(69)	(86)
U.S. state and local	(2)	(6)	(12)
International	14	(1)	(22)
Total deferred tax expense (benefit)	20	(76)	(120)
Total provision for (benefit from) income taxes	$163	$68	$(40)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021.

	December 31,
	2022	2021
Deferred tax assets:
Environmental and other liabilities	$188	$162
Employee related and benefit items	49	64
Other assets and accrual liabilities	133	111
Tax attribute carryforwards	73	91
Operating lease liability	57	56
Total deferred tax assets	500	484
Less: Valuation allowance	(12)	(8)
Total deferred tax assets, net	488	476
Deferred tax liabilities:
Property, plant, and equipment and intangible assets	(257)	(244)
LIFO inventories	(30)	(18)
Operating lease asset	(55)	(53)
Other liabilities	(55)	(40)
Total deferred tax liabilities	(397)	(355)
Deferred tax assets, net	$91	$121

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$156	21.0%	$142	21.0%	$38	21.0%
State income taxes, net of federal benefit	7	1.0%	3	0.4%	(11)	(6.1)%
Lower effective tax rate on international operations, net	(16)	(2.2)%	(19)	(2.8)%	(34)	(19.0)%
Foreign-derived intangible income deduction	—	—%	(12)	(1.8)%	—	—%
Goodwill	—	—%	10	1.5%	—	—%
Depletion	(6)	(0.8)%	(7)	(1.0)%	(6)	(3.4)%
Exchange gains	(8)	(1.1)%	(13)	(1.9)%	—	—%
Provision to return and other adjustments	(2)	(0.3)%	(11)	(1.6)%	(37)	(20.6)%
Valuation allowance	4	0.5%	(16)	(2.4)%	13	7.3%
Stock-based compensation	(9)	(1.2)%	(4)	(0.6)%	—	—%
R&D credit	(7)	(0.9)%	(6)	(0.9)%	(7)	(3.8)%
Uncertain tax positions	36	4.9%	(3)	(0.4)%	(1)	(0.5)%
Other, net	8	1.1%	4	0.6%	5	2.8%
Total effective tax rate	$163	22.0%	$68	10.1%	$(40)	(22.3)%

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
U.S. operations (including exports)	$217	$44	$(136)
International operations	524	632	315
Income before income taxes	$741	$676	$179

Management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2022 and 2021, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. At December 31, 2022, the amount of indefinitely reinvested unremitted earnings was approximately $531. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the U.S. Transition Tax, the incremental cost to repatriate earnings is expected to be primarily related to withholding taxes and is not expected to be material.

For the years ended December 31, 2022 and 2021, the Company recorded $3 and $1 of valuation allowance on certain foreign tax credits, respectively. Additionally, the Company recorded $1 of valuation allowance on state net operating losses for the year ended December 31, 2022. For the year ended December 31, 2020, the Company recorded $12 of valuation allowance on certain foreign subsidiary net deferred tax assets, which was subsequently reversed during the year ended December 31, 2021, and $2 of valuation allowance on certain foreign tax credits.

The Company reviews its tax return positions, taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. At December 31, 2022, the Company recognized net tax expense of $36 related to transfer pricing uncertain tax positions. The Company maintains its as filed tax positions are appropriate and supportable.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2022, the Company’s U.S state tax losses amounted to $4, which substantially expire between 2036 and 2040. The Company has foreign net operating losses of $6, which expire between 2026 and 2031, and $11 of certain foreign tax credits, which expire between 2025 and 2032.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2015 through 2022
India	2015 through 2022
Mexico	2016 through 2022
Netherlands	2020 through 2022
Singapore	2019 through 2022
Switzerland	2019 through 2022
Taiwan	2015 through 2022
U.S.	2017 through 2022

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$5	$7	$9
Gross amounts of increases and decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	54	(1)	(2)
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	6	—	1
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(1)	(1)
Balance at December 31,	$65	$5	$7

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$42	$4	$8
Total amount of interest and penalties recognized in the consolidated statements of operations	4	(1)	1
Total amount of interest and penalties recognized in the consolidated balance sheets	4	1	1

As of December 31, 2022, the total amount of unrecognized tax benefits was $65, of which $54 was recorded in other liabilities and $11 was recorded as an offset to deferred tax assets. In addition, accruals of $4 have been recorded for penalties and interest, as of December 31, 2022, in other liabilities. These liabilities at December 31, 2022 were reduced by $26 for offsetting benefits from the corresponding effects of potential transfer pricing adjustments included in other assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$8	$24	$10
Charges to income tax expense	4	—	14
Release of valuation allowance	—	(16)	—
Balance at December 31,	$12	$8	$24

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

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income attributable to Chemours	$578	$608	$219
Denominator:
Weighted-average number of common shares outstanding - basic	155,359,361	164,943,575	164,681,827
Dilutive effect of the Company’s employee compensation plans	2,943,646	3,754,864	1,664,702
Weighted-average number of common shares outstanding - diluted	158,303,007	168,698,439	166,346,529

Basic earnings per share of common stock (1)	$3.72	$3.69	$1.33
Diluted earnings per share of common stock (1)	3.65	3.60	1.32
(1)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Average number of stock options	1,077,922	1,500,577	3,839,845

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2022 and 2021.

	December 31,
	2022	2021
Accounts receivable - trade, net (1)	$509	$644
VAT, GST, and other taxes (2)	88	41
Other receivables (3)	29	35
Total accounts and notes receivable, net	$626	$720
(1)
Accounts receivable - trade, net includes trade notes receivable of $3 and $17 and is net of allowances for doubtful accounts of $10 and $5 at December 31, 2022 and 2021, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 22 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $9, $2 and $3 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth the change in the Company's allowance for doubtful accounts for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$5	$7	$5
Additions charged to expenses	9	2	3
Deductions from reserves (1)	(4)	(4)	(1)
Balance at December 31,	$10	$5	$7
(1)
Bad debt write-offs were less than $1, $1, and $1 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2022 and 2021.

	December 31,
	2022	2021
Finished products	$910	$704
Semi-finished products	218	192
Raw materials, stores, and supplies	654	475
Inventories before LIFO adjustment	1,782	1,371
Less: Adjustment of inventories to LIFO basis	(378)	(272)
Total inventories	$1,404	$1,099

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $835 and $650 (or 47% and 47%, respectively) of inventories before the LIFO adjustments at December 31, 2022 and 2021, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2022 and 2021.

	December 31,
	2022	2021
Equipment	$7,745	$7,559
Buildings	1,180	1,168
Construction-in-progress	324	361
Land	102	108
Mineral rights	36	36
Property, plant, and equipment	9,387	9,232
Less: Accumulated depreciation	(6,216)	(6,078)
Total property, plant, and equipment, net	$3,171	$3,154

Property, plant, and equipment, net included gross assets under finance leases of $91 and $95 at December 31, 2022 and 2021, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $7, $5, and $4 for the years ended December 31, 2022, 2021 and 2020, respectively.

Depreciation expense amounted to $286, $309, and $313 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14. Leases

The Company leases certain office space, laboratory space, equipment, railcars, tanks, barges, tow boats, and warehouses. Lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 24 years. Some leases of equipment contain immaterial amounts of residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2022 and 2021.

		December 31,
	Balance Sheet Location	2022	2021
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$240	$227
Finance lease assets	Property, plant, and equipment, net (Note 13)	61	69
Total lease assets		$301	$296

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$49	$59
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	12	12
Total current lease liabilities		61	71
Non-current:
Operating lease liabilities	Operating lease liabilities	198	179
Finance lease liabilities	Long-term debt, net (Note 20)	49	60
Total non-current lease liabilities		247	239
Total lease liabilities		$308	$310

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$51	$66	$88
Short-term lease cost	4	7	5
Variable lease cost	16	21	20

Finance lease cost:
Amortization of lease assets	8	12	8
Interest on lease liabilities	4	4	4
Total lease cost	$83	$110	$125

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$70	$91
Operating cash flows from finance leases	4	4	4
Financing cash flows from finance leases	11	10	6

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$65	$45	$23
Leased assets obtained in exchange for new finance lease liabilities	—	14	19

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2022 and 2021.

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	10.0	11.0
Finance leases	5.4	6.3

Weighted-average discount rate:
Operating leases	5.23%	5.30%
Finance leases	5.42%	4.80%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2023	$61	$14	$75
2024	52	13	65
2025	42	13	55
2026	36	11	47
2027	23	8	31
Thereafter	91	13	104
Total lease payments	305	72	377
Less: Imputed interest	58	11	69
Present value of lease liabilities	$247	$61	$308

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility located in the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2022 and 2021, a financing obligation of $93 and $93, respectively, and property, plant, and equipment of $84 and $88, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2023	$7
2024	7
2025	7
2026	7
2027	7
Thereafter	140
Total payments	$175

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2022 and 2021.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Total
Balance at January 1, 2021	$13	$33	$56	$51	$153
Divestitures	—	—	—	(51)	(51)
Balance at December 31, 2021	13	33	56	—	102
Balance at December 31, 2022	$13	$33	$56	$—	$102

Chemours consists of four operating segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Chemical Solutions (included in Other Segment). The Company defines its reporting units as operating units or one level below its operating segments. In 2022 and in 2021 following the Mining Solutions Transaction, the Company had three reporting units for goodwill testing, which align with the Company's operating segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. For the year ended December 31, 2021, $51 of goodwill was allocated to the disposal group in determining the gain on sale of the Mining Solutions business. For the year ended December 31, 2022, the Company did not have any impairments to or transfers of its goodwill balances. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2022, 2021, and 2020, the dates of Chemours’ annual goodwill assessments. No goodwill impairments were recorded for the years ended December 31, 2022, 2021 and 2020, as the fair values of the Company’s reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2022, 2021 and 2020.

The total accumulated impairment losses included in the Company’s goodwill balance at December 31, 2022 and 2021 amounted to $4.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$13	$(1)	$12	$—	$—	$—
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(21)	1	22	(16)	6
Patents	19	(19)	—	19	(19)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	10	(10)	—	10	(10)	—
Total other intangible assets	$69	$(56)	$13	$56	$(50)	$6
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $5, $8, and $7 for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated annual aggregate pre-tax amortization expense for 2023 is $10. Less than $1 of pre-tax amortization expense is estimated annually for 2024, 2025, 2026, and 2027. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2022 and 2021.

		December 31, 2022		December 31, 2021
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$87	50.0%	$98	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	36	50.0%	33	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	52	10.0%	38	10.0%
		$175		$169

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$169	$167	$162
Equity in earnings of affiliates	55	43	23
Dividends	(33)	(30)	(25)
Currency translation and other	(16)	(11)	7
Balance at December 31,	$175	$169	$167

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2022, 2021 and 2020, net sales to the Company’s equity method investees amounted to $193, $144, and $98, respectively, and purchases from the Company’s equity method investees amounted to $218, $180, and $133, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2022 and 2021.

	December 31,
	2022	2021
Capitalized repair and maintenance costs	$240	$195
Pension assets (1)	50	55
Deferred income taxes	152	171
Miscellaneous (2)	81	26
Total other assets	$523	$447
(1)
Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing at December 31, 2022 (see "Note 9 – Income Taxes").

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2022 and 2021.

	December 31,
	2022	2021
Trade payables	$1,228	$1,141
VAT and other payables	23	21
Total accounts payable	$1,251	$1,162

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2022 and 2021.

	December 31,
	2022	2021
Accrued litigation (1)	$41	$36
Asset retirement obligations (1)	10	14
Income taxes	19	43
Customer rebates	90	83
Accrued interest	17	17
Operating lease liabilities (2)	49	59
Miscellaneous (3)	74	73
Total other accrued liabilities	$300	$325
(1)
Represents the current portions of accrued litigation and asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(2)
Represents the current portion of operating lease liabilities (see “Note 14 – Leases”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2022 and 2021.

	December 31,
	2022	2021
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$766	$776
Tranche B-2 euro term loan due April 2025 (€333 at December 31, 2022 and €337 at December 31, 2021)	355	381
Senior unsecured notes:
4.000% due May 2026 (€441 at December 31, 2022 and €450 at December 31, 2021)	470	510
5.375% due May 2027	495	500
5.750% due November 2028	783	800
4.625% due November 2029	620	650
Finance lease liabilities	61	72
Financing obligation (1)	91	93
Total debt principal	3,641	3,782
Less: Unamortized issue discounts	(4)	(5)
Less: Unamortized debt issuance costs	(22)	(28)
Less: Short-term and current maturities of long-term debt	(25)	(25)
Long-term debt, net	$3,590	$3,724
(1)
At December 31, 2022 and 2021, financing obligation relates to the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.

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

The senior secured term loan facility under the Senior Secured Credit Facilities provides for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 (“Dollar Term Loan”) and a class of term loans, denominated in euros, in an aggregate principal amount of €350 (“Euro Term Loan”) (collectively, the “Term Loans”). The Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively. The Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 2.00%, subject to an adjusted EURIBOR floor of 0.50%. The Term Loans will mature on April 3, 2025, and are subject to acceleration in certain circumstances.

At December 31, 2022, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 6.1% and 3.9%, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company made term loan repayments of $13 on its Term Loans. During 2021, the Company repurchased through open market transactions, an aggregate principal amount of $37 and made an optional prepayment of $54 on its senior secured term loans.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The proceeds of any loans made under the Revolving Credit Facility can be used for working capital needs and other general corporate purposes, including permitted acquisitions, as defined in the Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for LIBOR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. At December 31, 2022, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.10% per annum.

In 2020, as a precautionary measure in light of macroeconomic uncertainties driven by COVID-19, the Company drew $300 from its Revolving Credit Facility; the borrowings were repaid in the same year. No borrowings were outstanding under the Revolving Credit Facility at December 31, 2022 and 2021. Chemours also had $108 and $107 in letters of credit issued and outstanding under the Revolving Credit Facility at December 31, 2022 and 2021, respectively.

Under the Credit Agreement, solely with respect to the Revolving Credit Facility, the Company is required to maintain a senior secured net leverage ratio not to exceed 2.00 to 1.00 in each quarter, through the date of maturity. In addition, the Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The Credit Agreement also contains customary representations and warranties and events of default. The Company was in compliance with its debt covenants at December 31, 2022 and 2021.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes Due May 2026

On June 6, 2018, the Company issued an aggregate principal amount of €450 4.000% senior unsecured notes due May 2026, denominated in euros (the “2026 Euro Notes”). The 2026 Euro Notes require payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received net proceeds of €445, which, together with cash on hand, were used to purchase or redeem, as the case may be, the previously outstanding euro notes due May 2023 and a $250 aggregate principal amount of the 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”) pursuant to a tender offer and the redemption, as well as pay for any fees and expenses in connection therewith.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Senior Unsecured Notes Due November 2029

On August 18, 2021, the Company issued a $650 aggregate principal amount of 4.625% senior unsecured notes due November 2029 (the “2029 Notes”) in an offering that was exempt from the registration requirements of the Securities Act. The 2029 Notes require payment of principal at maturity and interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The Company received proceeds of $642, net of underwriting fees and other related expenses of $8, which are deferred and amortized to interest expense using the effective interest method over the term of the 2029 Notes. The net proceeds from the 2029 Notes were used, together with cash on hand, to purchase or redeem, as applicable, the $750 aggregate principal of the 7.000% senior unsecured notes due May 2025 (the "2025 Notes"). In connection with the purchase and redemption of the 2025 Notes, the Company incurred a loss on extinguishment of $20 for the year ended December 31, 2021.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note Repurchases

During the year ended December 31, 2022, the Company repurchased through open market transactions, an aggregate principal of $62 of its senior unsecured notes for cash payment of $54. The Company recorded a gain of $7 in "Gain (loss) on extinguishment of debt" in the consolidated statements of operations, net of $1 in charges related to the write-off of deferred financing costs associated with the extinguished debt.

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

On November 24, 2021, the Company, through the SPE, entered into an amendment (the “Second Amendment”) to its Purchase Agreement to, among other things, extend the term of the Purchase Agreement, such that the SPE may sell certain receivables and request investments and letters of credit until the earlier of March 6, 2024 or another event that constitutes a “Termination Date” under the Purchase Agreement. As of December 31, 2022, the Securitization Facility is fully utilized.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. For the years ended December 31, 2022 and 2021, the Company received $1,481 and $1,364, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $1,481 and $1,389, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $46 and $76 at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company incurred $3 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not expected to make additional principal payments in 2023.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

2023	$13
2024	13
2025	1,095
2026	470
2027	495
Thereafter	1,403
Total principal maturities on debt	$3,489

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$766	$755	$776	$769
Tranche B-2 euro term loan due April 2025 (€333 at December 31, 2022 and €337 at December 31, 2021)	355	345	381	378
Senior unsecured notes:
4.000% due May 2026 (€441 at December 31, 2022 and €450 at December 31, 2021)	470	422	510	518
5.375% due May 2027	495	459	500	538
5.750% due November 2028	783	702	800	846
4.625% due November 2029	620	509	650	645
Total senior debt principal	3,489	$3,192	3,617	$3,694
Less: Unamortized issue discounts	(4)		(5)
Less: Unamortized debt issuance costs	(22)		(28)
Total senior debt, net	$3,463		$3,584

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2022 and 2021.

	December 31,
	2022	2021
Employee-related costs (1)	$82	$94
Accrued litigation (2)	55	50
Asset retirement obligations (2)	73	62
Miscellaneous (3)	109	63
Total other liabilities	$319	$269
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portions of accrued litigation and asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Miscellaneous primarily includes an accrued workers compensation indemnification liability of $33 and $32 at December 31, 2022 and 2021, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at December 31, 2022 (see "Note 9 – Income Taxes").

Note 22. Commitments and Contingent Liabilities

Asset Retirement Obligations

Chemours has recorded asset retirement obligations, which are primarily related to closure, reclamation, and removal for mining operations relative to the extraction of titanium ore and other saleable minerals in the Titanium Technologies segment; and, cap, cover, and post-closure maintenance of landfills in all segments.

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Balance at January 1,	$76	$76	$76
Obligations incurred or acquired	—	—	12
Increase (decrease) in estimated cash outflows	2	1	(14)
Accretion expense	10	2	4
Settlements and payments	(5)	(3)	(2)
Balance at December 31,	$83	$76	$76

Current portion	$10	$14	$13
Non-current portion	73	62	63

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

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. The Company’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates accordingly. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which Chemours operates, management’s judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are rendered.

Management believes the Company’s litigation accruals are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at December 31, 2022 and 2021.

	December 31,
	2022	2021
Asbestos	$35	$33
PFOA (1)	45	23
All other matters (2)	16	30
Total accrued litigation	$96	$86
(1)
At December 31, 2022, PFOA includes $20 associated with the Company’s portion of the potential loss in the single matter not included in the Leach settlement. For information regarding this matter, refer to “PFOA” within this “Note 22 – Commitments and Contingent Liabilities”.
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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2022 and 2021.

		December 31,
	Balance Sheet Location	2022	2021
Accrued Litigation:
Current accrued litigation (1)	Other accrued liabilities (Note 19)	$41	$36
Long-term accrued litigation	Other liabilities (Note 21)	55	50
Total accrued litigation		$96	$86
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Memorandum of Understanding (the “MOU”) with DuPont, Corteva and EID

In January 2021, Chemours, DuPont, Corteva, and EID, a subsidiary of Corteva, entered into a binding MOU, reflecting the parties’ agreement to share potential future legacy liabilities relating to PFAS arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4,000; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). As defined in the MOU, Qualified Spend includes:

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the years ended December 31, 2022 and 2021, the Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $152 and $100, respectively. During the years ended December 31, 2022 and 2021, the Company received $66 and $36, respectively, of recovery from DuPont and Corteva.

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

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2022 and 2021, respectively. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At December 31, 2022 and 2021, there were approximately 900 and 1,000 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At December 31, 2022 and 2021, Chemours had accruals of $35 and $33 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2022 and 2021, there were 18 and 19 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

PFOA

Chemours does not, and has never, used “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a polymer processing aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) and used PFOA as a processing aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey ("Chambers Works"); Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

At December 31, 2022 and 2021, Chemours maintained accruals of $25 and $23, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through December 31, 2022, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and is included in the $25 and $23 accrued at December 31, 2022 and 2021, respectively.

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

The single matter not included in the settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. EID appealed the verdict to the United States Court of Appeals for the 6th Circuit and, in December 2022, the 6th Circuit affirmed the verdict in a two-to-one decision, with one judge dissenting on two grounds including the district court’s grant of collateral estoppel. In January 2023, EID petitioned for a rehearing of the appeal by the 6th Circuit en banc, which was denied in February 2023. EID may petition the United States Supreme Court to review the decision. The outcome of such petition is not determinable at this time and has significant uncertainties. Given the current status of this case and the significant uncertainties, the Company recorded a reserve for potential loss on this matter of $20 at December 31, 2022, representing Chemours’ share of the verdict under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements.

In August 2022, a personal injury case was filed in federal court in West Virginia on behalf of a plaintiff purporting to be a member of the Leach Class, and in December 2022, two additional personal injury cases were filed on behalf of plaintiffs purporting to be Leach class members. In December, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL, so these three matters will proceed in the Ohio MDL.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 3,700 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial and will be called for jury selection and/or trial on or after June 5, 2023. The court has encouraged all parties to discuss resolution of the water provider category of cases, and on October 26, 2022 appointed a mediator to facilitate discussions among and between the parties. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged with Plaintiffs’ Counsel on these cases, including through the court-appointed mediator; however, there is no guarantee that the discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary, that one or more parties may not consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. It is reasonably possible that such mediation discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of the mediation discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

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

In Ontario, Canada, three lawsuits were filed by two parties in December 2022, against DuPont de Nemours, Inc. and another defendant, seeking contribution and indemnification, interest, and costs in connection with three underlying actions filed by property owners in Canada, and a related third-party action filed by some defendants in one of the matters. The plaintiffs in the underlying actions allege PFAS contamination of their respective properties from the use of firefighting foam. Chemours is not a named defendant in any of these matters but has agreed to defend pursuant to the MOU. These lawsuits against DuPont were noticed for discontinuance by one of the filing parties.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, Pennsylvania, Colorado, Florida, Wisconsin, Massachusetts, Illinois and California, as well as Guam and the Marina Islands, have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer.

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

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. The Town of Petersburgh in New York also filed suit in New York state court in August 2022 alleging defendants 3M, EID, and other defendants, are responsible for PFOA contamination of its municipal drinking water supply. The complaint alleges product liability claims, negligence, and trespass. Plaintiff seeks injunctive and declaratory relief as well as compensatory and punitive damages.

Furthermore, 13 Long Island water suppliers have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid ("PFOS") contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

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

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. In addition, seven lawsuits were filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Furthermore, 10 additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

In Georgia and Alabama lawsuits were filed against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama and a matter filed by the City of Rome, Georgia alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. Additionally, a putative class action was filed on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources.

In Ohio, a putative class action ("Hardwick") was filed against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted and appellate review is proceeding. Defendants will continue to defend at the trial court level while this appeal is pending. Management believes that a loss is reasonably possible as to the Hardwick matter, but not estimable at this time given the significant class issues to be resolved and that this matter is entering the discovery phase.

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
•
Sacramento Suburban Water District alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources the Water District uses to provide water. This matter was transferred to the AFFF MDL.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. Chemours believes that the motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 22 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

U.S. Smelter and Lead Refinery, Inc.

There are seven lawsuits, including a putative class action, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. In one of the seven lawsuits, pursuant to a March 2021 court decision, there are no current pending claims against EID or Chemours. In four of the other lawsuits, pursuant to August 2021 and September 2021 court decisions, the court granted defendants’ motion to dismiss, but in September 2022, granted plaintiffs' motions for leave to file amended complaints for certain claims. Management believes a loss is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

Securities Litigation

In October 2019, a putative class action was filed in Delaware federal court against Chemours and certain of its officers. Following appointment of lead plaintiff, the New York State Teachers’ Retirement System, and counsel, the plaintiff filed an amended complaint alleging that the defendants violated the Securities and Exchange Act of 1934 by making materially false and misleading statements and omissions in public disclosures regarding environmental liabilities and litigation matters assigned to Chemours in connection with its spin-off from EID. The amended complaint seeks a class of purchasers of Chemours stock between February 16, 2017 and August 1, 2019 and demands compensatory damages and fees. In February 2022, the Delaware federal court granted in part and denied in part Chemours’ motion to dismiss the amended complaint and later ordered proceeding to determine if the remaining claims in the complaint shall proceed. In March 2022, plaintiff sought reconsideration of certain portions of the court’s ruling. In May 2022, the lead plaintiff filed a Stipulation, Joint Motion and Proposed Order (the “Stipulation”) withdrawing plaintiff’s motion for reconsideration, striking certain allegations in the complaint relating to the claims that remained, waiving any appeal in connection with the action, and jointly moving the court to reconsider its prior partial dismissal order and grant Chemours’ motion to dismiss the complaint. The court entered an order approving the Stipulation, granting Chemours’ motion to dismiss, and dismissing all claims in the complaint with prejudice.

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

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. The Company, from time to time, may engage third parties to assist in obtaining and/or evaluating relevant data and assumptions when estimating its remediation liabilities. These liabilities are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements. These accrued liabilities are undiscounted and do not include claims against third parties. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued.

The following table sets forth the Company’s environmental remediation liabilities at December 31, 2022 and 2021 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	December 31,
	2022	2021
Chambers Works, Deepwater, New Jersey	$30	$27
Fayetteville Works, Fayetteville, North Carolina (1)	465	359
Pompton Lakes, New Jersey	41	42
USS Lead, East Chicago, Indiana	17	24
Washington Works, West Virginia	17	11
All other sites	98	99
Total environmental remediation	$668	$562
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 22 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at December 31, 2022 and 2021.

	December 31,
	2022	2021
Current environmental remediation	$194	$173
Long-term environmental remediation	474	389
Total environmental remediation	$668	$562

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at December 31, 2022. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released on the same day its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including Chemours and EID, and Chemours has met with the agency in July 2022 to discuss the order and responded to it. In January 2023, EPA issued a second TSCA Section 4(a)(2) order to 4 recipients, including Chemours and EID. The timing of the remaining TSCA orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. The Company continues to evaluate the impact of EPA’s June 15th health advisories and the PFAS Strategic Roadmap. The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of December 31, 2022 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s development of maximum contaminant levels for PFOA and PFOS and the implementation of the June 15th health advisories. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compound, including HFPO Dimer Acid.

For the years ended December 31, 2022, 2021 and 2020, Chemours incurred environmental remediation expenses of $269, $269, and $71, respectively.

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

Consent Order with North Carolina Department of Environmental Quality (“NC DEQ”)

In February 2019, the North Carolina Superior Court for Bladen County approved a Consent Order (“CO”) between NC DEQ, Cape Fear River Watch ("CFRW"), and the Company, resolving the State’s and CFRW’s lawsuits and other matters (including Notices of Violation (“NOVs”) issued by the State). Under the terms of the CO, Chemours paid $13 in March 2019 to cover a civil penalty and investigative costs and agreed to certain compliance measures (with stipulated penalties for failures to do so), including the following:

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

In August 2020, NC DEQ, CFRW, and the Company reached agreement on the terms of an addendum to the CO (the “Addendum”), which includes procedures for implementing specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River. The Addendum also includes stipulated financial penalties, inclusive of daily and weekly fines for untimeliness in meeting deadlines for construction, installation, and other requirements, as well as intermittent performance-based fines for noncompliance in meeting PFAS loading reduction requirements and removal efficiency targets. After a period of public comment, in October 2020, the Addendum was approved by the North Carolina Superior Court for Bladen County. A Motion to Intervene filed by Cape Fear Public Utility Authority was denied.

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2022 and 2021.

	December 31,
	2022	2021
On-site remediation	$264	$289
Off-site groundwater remediation	201	70
Total Fayetteville environmental remediation	$465	$359

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2022 and 2021.

	December 31,
	2022	2021
Current environmental remediation	$139	$114
Long-term environmental remediation	326	245
Total Fayetteville environmental remediation	$465	$359

For the years ended December 31, 2022, 2021 and 2020, environmental remediation expenses related to Fayetteville were $229, $228, and $43, respectively. As discussed below, in accordance with the guidance on accounting changes, the Company revised certain of its estimated liability in the second quarter of 2022 and 2021 resulting in an additional environmental remediation expense of $174 and $181 recorded in the years ended December 31, 2022 and 2021, respectively. These accruals were primarily related to off-site drinking water remediation, construction of the barrier wall and the future operation of the groundwater extraction and treatment system in both periods.

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

Further, in addition to the surrounding counties, in November 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as an updated drinking water program to provide for sampling under the CO in such counties. In response, in February 2022, the Company submitted an interim drinking water plan and a separate assessment framework plan, which were subsequently updated and resubmitted in August 2022, based on comments received from NC DEQ. On January 30, 2023, NC DEQ provided additional comments to the August 2022 submittal identifying additional actions regarding the groundwater assessment as well as the drinking water program, and the Company has 45 days to respond to NC DEQ. At December 31, 2022, the accrued liabilities reflect the Company's estimated costs related to this matter.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In July 2022, Chemours submitted its response to NC DEQ, providing information and other items requested by NCDEQ for its approval. Notwithstanding the Petition for Review of the EPA GenX compounds health advisory, and reserving its rights related thereto, the Company proposed a plan to extend Paragraph 19 options to properties that have tested above 10 ppt for GenX compounds, including conducting a feasibility review. As a result of Chemours’ proposed plan in response to the NC DEQ notice, the Company recorded approximately $108 in selling, general, and administrative expense, reflecting a change in estimate for the estimated qualifying properties previously qualified for under-sink RO units that may now be eligible for public water or a whole building filtration system resulting from the lower health advisory for GenX of 10ppt.

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, including comments received from NC DEQ, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., public water, whole building filtration or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO.

At December 31, 2022 and 2021, the Company had $163 and $59 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, the Company had $38 and $11, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management’s estimates or new information may become available.

The estimated liability was based on certain assumptions, which management believes are reasonable under the circumstances and include, but are not limited to, implementation of the soil and groundwater assessment, the source and cause of PFAS contamination for the four downstream counties, the estimated number of properties at which sampling is conducted and whether such property will qualify for an alternative drinking water supply, other potentially responsible parties and the method of long-term alternative water supply, if any. Further, management’s estimate of the ultimate liability for this matter is dependent upon NC DEQ approval of the proposed plans in response to various NC DEQ letters, obtaining additional information, implementation of EPA’s health advisories, additional feasibility and investigation work that has not yet been scoped or performed, and the estimated additional future cost of OM&M. The ultimate resolution of the matters could have a material adverse effect on the Company’s financial position, results of operations and cash flow.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of a National Pollutant Discharge Elimination System ("NPDES") permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. Accordingly, in 2021, the Company recorded additional $64 accrual, representing approximately 20 years of estimated operation of the system, primarily related to the enhancements and the long-term operation of the water treatment system in accordance with the requirements of the CO. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed in the second half of 2023.

In 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for the Company’s major construction projects are typically reviewed at 30, 60 and 90% complete. The current planned construction site of the future barrier wall, that will address both on-site groundwater and long-term seep remediation, is expected to be located at an approximately 30 feet higher elevation above the Cape Fear River. Based upon the 30% design information completed in 2021, significant increase in construction complexity and related vendor and other design costs were identified resulting in a change in estimate, which includes, among others, changes in location, depth of the wall and additional pumping wells. Accordingly, the Company recorded additional $49 accrual in 2021. Chemours submitted the design reports for the 60% and 90% stages, in August 2021 and March 2022, respectively, that NC DEQ reviewed and approved. The Company received an approval of the 90% design on September 15, 2022 with specific conditions to be addressed. Chemours responded to these conditions on October 25, 2022 and received NC DEQ approval of the 90% design, as supplemented on October 26, 2022.

Additionally, on September 15, 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project which contained conditions and limits that exceeded the requirements contained within the CO and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022.

On November 14, 2022 the Company reached an agreement with NC DEQ and the Cape Fear Public Utility Authority with respect to the discharge permit that, inter alia, facilitated the construction of the barrier wall and groundwater extraction and treatment system and recognizes an optimization period after commencement of discharge from the system. Chemours has dismissed its petition without prejudice pursuant to the agreement.

Pre-construction site preparation activities for the barrier wall are in progress and in the second quarter of 2022, construction of the water conveyance and treatment facility has begun.

During the second quarter of 2022, the Company recorded additional accrual of approximately $58. The change in estimates primarily related to additional materials required for the barrier wall following completion of soil testing, additional mechanical and electrical for water capture, conveyance and treatment system, additional civil construction requirements, additional soil management requirements and general increases in the cost of materials due to supply chain constraints and inflation.

Accordingly, based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $264 and $289 at December 31, 2022 and 2021, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on completion or finalization of contract negotiations with key construction and water treatment vendors, potential schedule and scope changes as the construction progresses, actual labor and material costs that could be impacted by supply chain constraints and inflation, and estimated future cost and time period of OM&M. As such, cost estimates could change as actual experience may differ from management’s estimates. Accordingly, at December 31, 2022, the Company estimated that the cost for the barrier wall and groundwater OM&M could range up to $281, of which $158 is accrued.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Further, the final cost of the on-site groundwater treatment system depends on timely finalization of remaining design details, notably water treatment requirements and estimated carbon usage and achieving the successful optimization of the system during the period stated in the permit. Per the Addendum, NC DEQ was required to use best efforts to complete its review and notify the Company whether the 90% design is approved within 30 days after submittal. If not approved within 30 days, subsequent deadlines shall be extended by the time required for NC DEQ approval in excess of 30 days. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by March 15, 2023, subject to the extension provided in the Addendum relating to approval of the 90% design report, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed. A prolonged delay in the construction could result in additional costs including the availability of critical construction resources and costs of materials, among others. Payment of financial penalties, if or when completion extends beyond March 15, 2023, subject to extension, as stipulated in the Addendum, is deemed remote at this time.

The Company’s estimated liability for the remediation activities that are probable and estimable is based on the CO, the Addendum, the CAP, and management’s assessment of the current facts and circumstances, which is subject to various assumptions including the transport pathways (being pathways by which PFAS reaches the Cape Fear River) that will require remedial actions, the types of interim and permanent site surface water and on-site remedies and treatment systems selected and implemented, the estimated cost of such potential remedies and treatment systems, any related OM&M requirements, and other charges contemplated by the CO and the Addendum.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of December 31, 2022, management does not believe that a loss is probable.

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

Civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,800 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits.

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

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages.

It is possible that additional litigation may be filed against the Company and/or EID concerning the Fayetteville Work discharges. It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation related to Fayetteville, and it is reasonably possible that these matters could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company. It is possible that additional developments similar to those described above and centering on Fayetteville could arise in other locations.

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions Business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at December 31, 2022 and 2021, respectively, with respect to this indemnification.

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

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Total number of shares purchased	7,824,039	5,533,746	-
Total paid for shares purchased	$251	$177	$-
Average price paid per share	$32.06	$31.99	$-

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Total number of shares purchased	8,234,314	-	-
Total paid for shares purchased	$241	$-	$-
Average price paid per share	$29.24	$-	$-

The Company purchased an aggregate 16,058,353 shares of Chemours’ issued and outstanding common stock under the 2018 and 2022 Share Repurchase Programs during the year ended December 31, 2022, respectively, which amounted to $492 at an average share price of $30.61.

Through December 31, 2022, under the 2022 Share Repurchase Program, the Company purchased a cumulative 8,234,314 shares of Chemours’ issued and outstanding common stock, which amounted to $241 at an average share price of $29.24 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2022 was $509.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 24. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $27, $34, and $16 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Following the amendment and restatement of the Equity Plan, a total of 22,050,000 shares of the Company’s common stock may be subject to awards granted under the Equity Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. The underlying share awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the Equity Plan. At December 31, 2022, approximately 10,000,000 shares of the Equity Plan reserve are available for grants.

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, and PSUs, and may authorize new grants annually.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Stock Options

During the years ended December 31, 2022, 2021 and 2020, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.61%	0.91%	0.94%
Expected term (years)	6.00	6.00	6.00
Volatility	56.71%	63.85%	53.18%
Dividend yield	3.85%	4.16%	6.93%
Fair value per stock option	$9.89	$9.78	$3.74

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

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2022, 2021 and 2020.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2019	6,056	$20.92	4.71	$19,087
Granted	2,778	14.42
Exercised	(1,124)	14.23
Forfeited	(186)	23.84
Expired	(165)	29.99
Outstanding, December 31, 2020	7,359	$19.21	6.21	$63,894
Granted	1,153	24.35
Exercised	(1,376)	17.01
Forfeited	(107)	20.62
Expired	(62)	36.71
Outstanding, December 31, 2021	6,967	$20.32	6.60	$101,261
Granted	1,031	25.98
Exercised	(3,041)	16.76
Forfeited	(202)	21.29
Expired	(87)	32.78
Outstanding, December 31, 2022	4,668	$23.61	7.08	$42,668
Exercisable, December 31, 2022	2,189	$25.71	5.78	$20,561

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2022, 2021 and 2020 amounted to $45, $23, and $12, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

For the years ended December 31, 2022, 2021 and 2020, the Company recorded $8, $10, and $9 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2022, there was $9 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.83 years.

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

The following table sets forth non-vested RSUs at December 31, 2022, 2021 and 2020.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2019	546	$29.95
Granted	585	17.01
Vested	(161)	38.68
Forfeited	(60)	25.78
Non-vested, December 31, 2020	910	$20.51
Granted	461	26.30
Vested	(188)	24.33
Forfeited	(24)	19.96
Non-vested, December 31, 2021	1,159	$22.20
Granted	388	28.08
Vested	(473)	20.97
Forfeited	(77)	21.75
Non-vested, December 31, 2022	997	$25.10

For the years ended December 31, 2022, 2021 and 2020, the Company recorded $11, $12, and $7 in stock-based compensation expense specific to its RSUs, respectively. At December 31, 2022, there was $12 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.71 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2022, 2021 and 2020.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2019	529	$39.53
Granted	542	17.14
Vested	(176)	35.84
Forfeited	(51)	27.79
Non-vested, December 31, 2020	844	$29.05
Granted	309	27.42
Vested	(122)	52.34
Forfeited	(276)	23.26
Non-vested, December 31, 2021	755	$26.72
Granted	316	28.77
Vested	(213)	43.83
Forfeited	—	—
Non-vested, December 31, 2022	858	$22.48

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2022 was $28.77. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the years ended December 31, 2022, 2021, and 2020 the Company recorded stock-based compensation expense of $8, $12, and a reduction of stock-based compensation expense of less than $1 specific to its PSUs, respectively. At December 31, 2022, based on the Company’s assessment of its performance goals, approximately 1,120,000 additional shares may be awarded under the Equity Plan.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in Chemours’ Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 292,000 shares. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $7 at December 31, 2022.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2020	$(10)	$2	$(231)	$(110)	$(349)
Other comprehensive income (loss)	(66)	(10)	111	4	39
Balance at December 31, 2020	(76)	(8)	(120)	(106)	(310)
Other comprehensive income (loss)	55	13	(116)	(6)	(54)
Balance at December 31, 2021	(21)	5	(236)	(112)	(364)
Other comprehensive income (loss)	40	1	(32)	12	21
Balance at December 31, 2022	$19	$6	$(268)	$(100)	$(343)

Note 26. Financial Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2022, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 and an average maturity of one month. At December 31, 2021, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $254, and an average maturity of one month. Chemours recognized a net gain of $2, a net loss of $15, and a net gain of $29 for the years ended December 31, 2022, 2021 and 2020, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2022, the Company had 153 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180, and an average maturity of four months. At December 31, 2021, the Company had 175 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $195, and an average maturity of four months. Chemours recognized a pre-tax gain of $17, a pre-tax gain of $10, and a pre-tax loss of $4 for the years ended December 31, 2022, 2021 and 2020, respectively, within accumulated other comprehensive loss. For the year ended December 31, 2022, $19 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss. For the years ended December 31, 2021 and 2020, $2 of loss and $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $4 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

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

At December 31, 2021, the Company had three interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $400; each of the interest rate swaps mature on March 31, 2023. In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. Chemours recognized a pre-tax gain of $8, a pre-tax gain of $2 and a pre-tax loss of $4 for the years ended December 31, 2022, 2021 and 2020 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2022, 2021 and 2020, $5 of gain, $2 and less than $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $4 of pre-tax gain from accumulated other comprehensive loss to interest expense, net through March 2023.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $53, a pre-tax gain of $73 and a pre-tax loss of $88 for the years ended December 31, 2022, 2021 and 2020, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2022, 2021 and 2020.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2022 and 2021.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2022	December 31, 2021
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	2	5
Interest rate swaps designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	—	—
Total asset derivatives		$2	$6

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	4	—
Total liability derivatives		$5	$1

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2022, 2021 and 2020.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other Income	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$2	$—
Foreign currency forward contracts designated as a cash flow hedge	19	—	—	17
Interest rate swaps designated as a cash flow hedge	—	5	—	8
Euro-denominated debt designated as a net investment hedge	—	—	—	53

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(15)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	10
Interest rate swaps designated as a cash flow hedge	—	(2)	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	73

2020
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$29	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	(4)
Interest rate swaps designated as a cash flow hedge	—	—	—	(4)
Euro-denominated debt designated as a net investment hedge	—	—	—	(88)

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Service cost	$(14)	$(15)	$(15)
Interest cost	(7)	(5)	(6)
Expected return on plan assets	18	20	17
Amortization of actuarial loss	(8)	(7)	(9)
Amortization of prior service gain	2	2	3
Settlement loss	—	(1)	(5)
Curtailment gain	—	—	1
Total net periodic pension cost	$(9)	$(6)	$(14)

Net (loss) gain	$(2)	$(22)	$4
Prior service benefit (cost)	2	—	(1)
Amortization of actuarial loss	8	7	9
Amortization of prior service gain	(2)	(2)	(3)
Settlement loss	—	1	5
Curtailment gain	—	—	4
Effect of foreign exchange rates	7	6	(9)
Benefit (cost) recognized in other comprehensive income	13	(10)	9
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$4	$(16)	$(5)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Net loss	$132	$148	$143
Prior service credit	(9)	(9)	(12)
Total amount recognized in accumulated other comprehensive loss	$123	$139	$131

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth summarized information on the Company’s pension plans at December 31, 2022 and 2021.

	December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$575	$584
Service cost	14	15
Interest cost	7	5
Plan participants’ contributions	2	2
Actuarial (gain) loss	(145)	19
Benefits paid	(5)	(4)
Plan amendments	(2)	—
Settlements and transfers	(4)	(11)
Currency translation	(35)	(35)
Benefit obligation at end of year	407	575
Change in plan assets:
Fair value of plan assets at beginning of year	585	604
Actual return on plan assets	(129)	17
Employer contributions	10	17
Plan participants’ contributions	2	2
Benefits paid	(5)	(4)
Settlements and transfers	(4)	(11)
Currency translation	(37)	(40)
Fair value of plan assets at end of year	422	585
Total funded status at end of year	$15	$10

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2022 and 2021.

	December 31,
	2022	2021
Non-current assets	$50	$55
Current liabilities	(1)	(1)
Non-current liabilities	(34)	(44)
Total net amount recognized	$15	$10

The accumulated benefit obligation for all pension plans was $357 and $493 as of December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the liability component of the Company’s global pension plans generated a net actuarial gain of $145, mainly driven by $209 gain as a result of increases in discount rates. The gain was partially offset by $64 of losses primarily due to the impact of inflation and salary scale assumptions.

The asset component of the Company’s global pension plans realized a loss of $147 due to volatile equity and bond performance.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2022 and 2021.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2022	2021
Projected benefit obligation	$121	$142
Accumulated benefit obligation	104	119
Fair value of plan assets	86	97

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2022	2021
Projected benefit obligation	$121	$142
Accumulated benefit obligation	104	119
Fair value of plan assets	86	97

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2022 and 2021.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2022	2021
Discount rate	3.6%	1.4%
Rate of compensation increase (1)	3.5%	3.4%
Interest crediting rate (2)	2.5%	1.0%
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

	December 31,
Weighted-average assumptions used to determine net benefit cost	2022	2021
Discount rate	1.4%	1.0%
Rate of compensation increase (1)	3.4%	2.5%
Expected return on plan assets	1.0%	1.2%
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

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2022 and 2021.

	December 31,
	2022	2021
Cash and cash equivalents	11%	8%
U.S. and non-U.S. equity securities	36%	37%
Fixed income securities	53%	55%
Total weighted-average allocation	100%	100%

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$47	$7	$40
Debt - corporate issued	113	23	90
U.S. and non-U.S. equities	151	31	120
Derivatives - asset position	40	—	40
Cash and cash equivalents	48	48	—
Other	2	—	2
Total pension assets at fair value	401	$109	$292
Pooled mortgage funds (1)	21
Total pension assets	$422
(1)
Pooled mortgage funds consist of funds that invest in residential mortgages. These funds generally allow for monthly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of the Company's request and the availability of funds. Interests in these funds are valued using the net asset value ("NAV") per share practical expedient and are not classified in the fair value hierarchy.

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$74	$10	$64
Debt - corporate issued	147	29	118
U.S. and non-U.S. equities	217	44	173
Derivatives - asset position	70	—	70
Cash and cash equivalents	46	46	—
Other	3	—	3
Total pension assets at fair value	557	$129	$428
Pooled mortgage funds (1)	28
Total pension assets	$585
(1)
Pooled mortgage funds consist of funds that invest in residential mortgages. These funds generally allow for monthly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of the Company's request and the availability of funds. Interests in these funds are valued using the NAV per share practical expedient and are not classified in the fair value hierarchy.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2022, 2021 and 2020, Chemours contributed $10, $17, and $20, respectively, to its defined benefit plans.

Chemours expects to contribute $11 to its pension plans in 2023. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 2 – Basis of Presentation” to these consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment and other factors.

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2023	$11
2024	13
2025	14
2026	15
2027	18
2028 to 2032	111

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2022, 2021 and 2020, Chemours contributed $31, $28, and $27, respectively, to its defined contribution plan.

Note 28. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	December 31,
	2022	2021
Cash and cash equivalents	$1,102	$1,451
Restricted cash and restricted cash equivalents (1)	202	100
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,304	$1,551
(1)
Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU (see “Note 22 – Commitments and Contingent Liabilities”).

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 29. Geographic and Segment Information

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,949	$2,320	$2,317	$2,309	$1,914	$2,461
Asia Pacific	1,787	127	1,827	128	1,384	121
Europe, the Middle East, and Africa	1,313	249	1,412	322	1,086	324
Latin America (2)	745	475	789	395	585	568
Total	$6,794	$3,171	$6,345	$3,154	$4,969	$3,474
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

Segment Information

Chemours operates through its three reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Other Segment includes the Company’s Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021). Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

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
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service cost component of net periodic pension (income) costs;
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments as of, and for the years ended December 31, 2022, 2021 and 2020.

Year Ended December 31,	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment (1)	Segment Total
2022
Net sales to external customers (2)	$3,380	$1,680	$1,618	$116	$6,794
Adjusted EBITDA	601	603	367	2	1,573
Depreciation and amortization	125	55	82	8	270
Equity in earnings of affiliates	—	24	31	—	55
Total assets	2,384	1,238	1,742	124	5,488
Investments in affiliates	—	82	93	—	175
Purchases of property, plant, and equipment	149	30	115	6	300

2021
Net sales to external customers (2)	$3,355	$1,257	$1,397	$336	$6,345
Adjusted EBITDA	799	401	284	49	1,533
Depreciation and amortization	126	59	86	16	287
Equity in earnings of affiliates	—	15	28	—	43
Total assets	2,318	1,124	1,621	149	5,212
Investments in affiliates	—	72	97	—	169
Purchases of property, plant, and equipment	104	26	103	39	272

2020
Net sales to external customers (2)	$2,402	$1,105	$1,104	$358	$4,969
Adjusted EBITDA	498	344	146	75	1,063
Depreciation and amortization	128	53	88	21	290
Equity in earnings of affiliates	—	6	17	—	23
Total assets	2,130	1,041	1,520	531	5,222
Investments in affiliates	—	66	101	—	167
Purchases of property, plant, and equipment	89	28	109	25	251
(1)
On July 26, 2021, the Company entered into the Mining Solutions Transaction which closed on December 1, 2021. For further information see “Note 4 – Acquisitions and Divestitures”.
(2)
Segment net sales to external customers are provided by product group in “Note 5 – Net Sales”.

The following table sets forth a reconciliation for instances in which the above summary financial information for the Company’s reportable segments does not sum to consolidated amounts.

Year Ended December 31,	Segment Total	Corporate and Other	Total Consolidated
2022
Depreciation and amortization	$270	$21	$291
Total assets	5,488	2,152	7,640
Purchases of property, plant, and equipment	300	7	307

2021
Depreciation and amortization	$287	$30	$317
Total assets	5,212	2,338	7,550
Purchases of property, plant, and equipment	272	5	277

2020
Depreciation and amortization	$290	$30	$320
Total assets	5,222	1,860	7,082
Purchases of property, plant, and equipment	251	16	267

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Segment Adjusted EBITDA	$1,573	$1,533	$1,063
Corporate and Other expenses (excluding items below)	(212)	(220)	(184)
Interest expense, net	(163)	(185)	(210)
Depreciation and amortization	(291)	(317)	(320)
Non-operating pension and other post-retirement employee benefit income	5	9	1
Exchange (losses) gains, net	(15)	3	(26)
Restructuring, asset-related, and other charges (1)	(15)	(6)	(80)
Gain (loss) on extinguishment of debt	7	(21)	(22)
Gain on sales of assets and businesses, net (2)	21	115	8
Natural disasters and catastrophic events (3)	—	(21)	—
Transaction costs (4)	—	(4)	(2)
Qualified spend recovery (5)	58	20	—
Legal and environmental charges, net (6,7)	(227)	(230)	(49)
Income before income taxes	$741	$676	$179
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
(2)
Refer to “Note 8 – Other Income (Expense), Net” for further details.
(3)
In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(4)
2021 includes costs associated with the Company’s accounting, legal, and bankers’ transaction costs incurred in connection with the sale of its Mining Solutions business.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(6)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. For the year ended December 31, 2022, legal charges primarily include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment and $20 associated with the Company's portion of the potential loss in the single matter not included in the Leach settlement. For the year ended December 31, 2021, legal charges primarily include $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. The year ended December 31, 2020 includes $29 of charges in connection with the Company’s portion of the costs to settle PFOA multi-district litigation in Ohio. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.
(7)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain environmental remediation expenses at various sites. For the years ended December 31, 2022 and 2021, environmental charges primarily include $196 and $169, respectively, related to on-site and off-site remediation costs at Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.