Form 10-Q
period 2023-03-31
Chemours Co
filed 2023-04-28
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 149,155,850 shares of common stock, $0.01 par value, outstanding at April 24, 2023.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,536	$1,764
Cost of goods sold	1,168	1,278
Gross profit	368	486
Selling, general, and administrative expense	124	141
Research and development expense	26	30
Restructuring, asset-related, and other charges	16	11
Total other operating expenses	166	182
Equity in earnings of affiliates	12	11
Interest expense, net	(42)	(41)
Other income, net	1	6
Income before income taxes	173	280
Provision for income taxes	28	46
Net income	145	234
Net income attributable to Chemours	$145	$234
Per share data
Basic earnings per share of common stock	$0.97	$1.46
Diluted earnings per share of common stock	0.96	1.43

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$145			$234
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(14)	$3	(11)	$26	$(6)	20
Unrealized (loss) gain on cash flow hedge	(1)	—	(1)	10	(2)	8
Reclassifications to net income - cash flow hedge	(10)	1	(9)	(2)	—	(2)
Hedging activities, net	(25)	4	(21)	34	(8)	26
Cumulative translation adjustment	58	—	58	(5)	—	(5)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	(1)	—	(1)	3	—	3
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	2	(1)	1
Amortization of prior service gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$—	$—	—	$5	$(1)	4
Other comprehensive income			37			25
Comprehensive income			182			259
Comprehensive income attributable to Chemours			$182			$259

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$816	$1,102
Accounts and notes receivable, net	837	626
Inventories	1,486	1,404
Prepaid expenses and other	63	82
Total current assets	3,202	3,214
Property, plant, and equipment	9,499	9,387
Less: Accumulated depreciation	(6,319)	(6,216)
Property, plant, and equipment, net	3,180	3,171
Operating lease right-of-use assets	238	240
Goodwill	102	102
Other intangible assets, net	10	13
Investments in affiliates	185	175
Restricted cash and restricted cash equivalents	205	202
Other assets	502	523
Total assets	$7,624	$7,640
Liabilities
Current liabilities:
Accounts payable	$1,166	$1,251
Compensation and other employee-related cost	83	121
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	171	194
Other accrued liabilities	300	300
Total current liabilities	1,745	1,891
Long-term debt, net	3,599	3,590
Operating lease liabilities	195	198
Long-term environmental remediation	477	474
Deferred income taxes	60	61
Other liabilities	320	319
Total liabilities	6,396	6,533
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 196,365,544 shares issued and 149,107,764 shares outstanding at March 31, 2023; 195,375,810 shares issued and 148,504,030 shares outstanding at December 31, 2022)	2	2
Treasury stock, at cost (47,257,780 shares at March 31, 2023; 46,871,780 shares at December 31, 2022)	(1,751)	(1,738)
Additional paid-in capital	1,004	1,016
Retained earnings	2,278	2,170
Accumulated other comprehensive loss	(306)	(343)
Total Chemours stockholders’ equity	1,227	1,107
Non-controlling interests	1	—
Total equity	1,228	1,107
Total liabilities and equity	$7,624	$7,640

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	296,384	—	—	—	—	—	—	—	—
Exercise of stock options	352,742	—	—	—	6	—	—	—	6
Purchases of treasury stock, at cost	—	—	4,851,966	(146)	—	—	—	—	(146)
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	234	—	—	234
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(40)	—	—	(40)
Other comprehensive income	—	—	—	—	—	—	25	—	25
Balance at March 31, 2022	192,509,285	$2	35,665,393	$(1,393)	$956	$1,940	$(339)	$1	$1,167

Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	849,164	—	—	—	—	—	—	—	—
Exercise of stock options	140,570	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	386,000	(13)	—	—	—	—	(13)
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net income	—	—	—	—	—	145	—	1	146
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	—	—	—	37	—	37
Balance at March 31, 2023	196,365,544	$2	47,257,780	$(1,751)	$1,004	$2,278	$(306)	$1	$1,228

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$145	$234
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	79	74
Equity in earnings of affiliates, net	(9)	(9)
Amortization of debt issuance costs and issue discounts	2	2
Deferred tax provision	1	19
Asset-related charges	11	5
Stock-based compensation expense	4	10
Net periodic pension cost	2	3
Defined benefit plan contributions	(5)	(5)
Other operating charges and credits, net	(4)	6
Decrease (increase) in operating assets:
Accounts and notes receivable	(205)	(294)
Inventories and other operating assets	(32)	(9)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(108)	(34)
Cash (used for) provided by operating activities	(119)	2
Cash flows from investing activities
Purchases of property, plant, and equipment	(91)	(106)
Proceeds from sales of assets and businesses	—	1
Foreign exchange contract settlements, net	(6)	(5)
Cash used for investing activities	(97)	(110)
Cash flows from financing activities
Debt repayments	(3)	(4)
Payments on finance leases	(3)	(3)
Purchases of treasury stock, at cost	(14)	(144)
Proceeds from exercised stock options, net	2	6
Payments related to tax withholdings on vested stock awards	(18)	(4)
Payments of dividends to the Company's common shareholders	(37)	(40)
Cash used for financing activities	(73)	(189)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	6	(9)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(283)	(306)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,304	1,551
Cash, cash equivalents, restricted cash and restricted cash equivalents at March 31,	$1,021	$1,245

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$34	$37
Treasury Stock repurchased, not settled	—	6

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. Chemours manages and reports its operating results through its three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Performance Chemicals and Intermediates business is included in Other Segment.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as E. I. du Pont de Nemours and Company, which is Chemours’ former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”). Reference herein to “DuPont” refer to DuPont de Nemours, Inc.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extended the expiration date of ASU 2020-04 to December 31, 2024. The Company utilized an optional expedient provided under ASU 2020-04 in the first quarter of 2023 in connection with the amendment to its senior secured credit facilities (see "Note 14 – Debt"). As a result, the amendment did not result in any accounting modifications.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The Company will apply the provisions of ASU 2021-08 to future acquisitions, if any.

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose qualitative and quantitative information about their programs, including key terms and activity during the period. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted, and should be applied retrospectively to each period in which a balance sheet is presented subject to certain exceptions. The Company adopted the provisions of ASU 2022-04 in the first quarter of 2023, and provided the required disclosure under its transition guidance in "Note 12 – Accounts Payable".

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net sales by geographic region (1)
North America:
Titanium Technologies	$262	$314
Thermal & Specialized Solutions	284	260
Advanced Performance Materials	152	145
Other Segment	22	14
Total North America	720	733
Asia Pacific:
Titanium Technologies	147	280
Thermal & Specialized Solutions	53	35
Advanced Performance Materials	146	153
Other Segment	2	6
Total Asia Pacific	348	474
Europe, the Middle East, and Africa:
Titanium Technologies	133	211
Thermal & Specialized Solutions	100	80
Advanced Performance Materials	76	73
Other Segment	5	4
Total Europe, the Middle East, and Africa	314	368
Latin America (2):
Titanium Technologies	90	123
Thermal & Specialized Solutions	49	50
Advanced Performance Materials	14	14
Other Segment	1	2
Total Latin America	154	189
Total net sales	$1,536	$1,764
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net sales by product group and segment
Titanium dioxide and other minerals	$632	$928
Total Titanium Technologies	632	928
Refrigerants	385	344
Foam, propellants, and other	101	81
Total Thermal & Specialized Solutions	486	425
Advanced materials	244	265
Performance solutions	144	120
Total Advanced Performance Materials	388	385
Performance chemicals and intermediates	30	26
Total Other Segment	30	26
Total net sales	$1,536	$1,764

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Contract assets:
Accounts receivable - trade, net (Note 7)	$722	$509
Contract liabilities:
Deferred revenue	$6	$5
Customer rebates (Note 13)	49	90

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2023 and 2022 were not significant. For the three months ended March 31, 2023 and 2022, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2023 and December 31, 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2023, Chemours had $310 of remaining performance obligations. The Company expects to recognize approximately 24% of its remaining performance obligations as revenue in 2023, approximately 23% as revenue in 2024, and approximately 17% as revenue for each of the years 2025 to 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2023 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Employee separation charges	$1	$5
Decommissioning and other charges	4	1
Total restructuring and other charges	5	6
Asset-related charges (1)	11	5
Total restructuring, asset-related, and other charges	$16	$11
(1)
In 2022, asset-related charges include asset charges resulting from the conflict between Russia and Ukraine and the Company's decision to suspend its business with Russian entities.

Enterprise Resource Planning ("ERP") Implementation Abandonment Charges

During the first quarter of 2023, the Company decided to abandon its implementation of a new ERP software platform and recorded the following charges: $11 write-off of previously deferred software development costs determined to have no alternative use, $4 related to contract termination charges, and $1 of employee separation charges. Employee severance payments related to this charge are expected to be substantially complete by the end of 2023.

2022 Restructuring Programs

In 2022, management initiated severance programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. The Company recorded employee separation charges of $5 for its 2022 restructuring programs during the three months ended March 31, 2022. As of March 31, 2023, the cumulative amount incurred, in the aggregate, for the Company's 2022 restructuring programs amounted to $9. The severance costs were recognized as follows: $1 in Titanium Technologies, $1 in Thermal & Specialized Solutions, $3 in Advanced Performance Materials and $4 in Corporate and Other. The program and related severance payments are expected to be substantially completed by first quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2023.

	2022 Restructuring Programs	ERP Implementation Abandonment	Total
Balance at December 31, 2022	$6	$—	$6
Charges to income	—	1	1
Payments	(1)	—	(1)
Balance at March 31, 2023	$5	$1	$6

At March 31, 2023, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Leasing, contract services, and miscellaneous income	$6	$4
Royalty income (1)	2	—
Gain on sales of assets and businesses, net	—	1
Exchange losses, net (2)	(7)	—
Non-operating pension and other post-retirement employee benefit income (3)	—	1
Total other income, net	$1	$6
(1)
Royalty income is primarily from technology licensing.
(2)
Exchange gains (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)
Non-operating pension and other post-retirement employee benefit income represents the non-service component of net periodic pension income.

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to Chemours	$145	$234
Denominator:
Weighted-average number of common shares outstanding - basic	148,997,084	159,897,673
Dilutive effect of the Company’s employee compensation plans	2,182,181	3,681,907
Weighted-average number of common shares outstanding - diluted	151,179,265	163,579,580

Basic earnings per share of common stock (1)	$0.97	$1.46
Diluted earnings per share of common stock (1)	0.96	1.43
(1)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options that were anti-dilutive and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Average number of stock options	1,143,489	1,478,383

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Accounts receivable - trade, net (1)	$722	$509
VAT, GST, and other taxes (2)	88	88
Other receivables (3)	27	29
Total accounts and notes receivable, net	$837	$626
(1)
Accounts receivable - trade, net includes trade notes receivable of $2 and $3 and is net of allowances for doubtful accounts of $4 and $10 at March 31, 2023 and December 31, 2022, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $6 for the three months ended March 31, 2023 and 2022, respectively.

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Finished products	$956	$910
Semi-finished products	222	218
Raw materials, stores, and supplies	680	654
Inventories before LIFO adjustment	1,858	1,782
Less: Adjustment of inventories to LIFO basis	(372)	(378)
Total inventories	$1,486	$1,404

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $881 and $835 (or 47% and 47%, respectively) of inventories before the LIFO adjustments at March 31, 2023 and December 31, 2022, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Equipment	$7,862	$7,745
Buildings	1,216	1,180
Construction-in-progress	281	324
Land	104	102
Mineral rights	36	36
Property, plant, and equipment	9,499	9,387
Less: Accumulated depreciation	(6,319)	(6,216)
Total property, plant, and equipment, net	$3,180	$3,171

Property, plant, and equipment, net included gross assets under finance leases of $91 at March 31, 2023 and December 31, 2022.

Depreciation expense amounted to $75 and $73 for the three months ended March 31, 2023 and 2022, respectively.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $46 and $44 for the three months ended March 31, 2023 and 2022, respectively. Purchases from the Company’s equity method investees amounted to $63 and $50 for the three months ended March 31, 2023 and 2022, respectively. Dividends received from the equity method investees amounted to $3 and $2 for the three months ended March 31, 2023 and 2022, respectively.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Capitalized repair and maintenance costs	$210	$240
Pension assets (1)	54	50
Deferred income taxes	156	152
Miscellaneous (2)	82	81
Total other assets	$502	$523
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Trade payables	$1,142	$1,228
VAT and other payables	24	23
Total accounts payable	$1,166	$1,251

Supplier Financing

The Company maintains supply chain finance programs with several financial institutions. The programs allow its suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by its suppliers’ decisions to sell their receivables under the programs. As such, the Company agrees to pay the financial institution on those sold invoices on the original invoice due date. There are no assets pledged or other forms of guarantees associated with these programs. The Company or the financial institution may terminate the program upon at least 30 days' notice.

The outstanding payment obligations at March 31, 2023 and December 31, 2022 were $258 and $158, respectively, and are included in Accounts Payable in the Consolidated Balance Sheets.

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Accrued litigation (1)	$35	$41
Asset retirement obligations (2)	11	10
Income taxes	33	19
Customer rebates	49	90
Accrued interest	47	17
Operating lease liabilities	50	49
Miscellaneous (3)	75	74
Total other accrued liabilities	$300	$300
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Debt

The following table sets forth the components of the Company’s debt at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$764	$766
Tranche B-2 euro term loan due April 2025 (€333 at March 31, 2023 and December 31, 2022)	360	355
Senior unsecured notes:
4.000% due May 2026 (€441 at March 31, 2023 and December 31, 2022)	477	470
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	59	61
Financing obligation (1)	91	91
Total debt principal	3,649	3,641
Less: Unamortized issue discounts	(4)	(4)
Less: Unamortized debt issuance costs	(21)	(22)
Less: Short-term and current maturities of long-term debt	(25)	(25)
Total long-term debt, net	$3,599	$3,590
(1)
At March 31, 2023 and December 31, 2022, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (“Credit Agreement”), provides for a seven-year, senior secured term loan facility and a five-year, $800 senior secured revolving credit facility (“Revolving Credit Facility”) (collectively, the “Senior Secured Credit Facilities”). On October 7, 2021, the Company entered into an amendment to the Credit Agreement (“Credit Agreement Amendment”) to, among other things, increase the aggregate commitment amount under the Revolving Credit Facility to $900 and extend the stated maturity date to October 7, 2026 (from April 3, 2023). On March 10, 2023, the Company entered into a second amendment to the Credit Agreement (the "Second Credit Agreement Amendment") to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate ("SOFR"). The Credit Agreement is subject to a springing maturity in the event that the senior secured term loans due April 2025 and the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

No borrowings were outstanding under the Revolving Credit Facility at March 31, 2023 and December 31, 2022. The Company made term loan repayments of $3 each for the three months ended March 31, 2023 and 2022. Chemours also had $110 and $108 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 6.7% and 5.0%, respectively. Also, at March 31, 2023, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

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

On March 23, 2023, the Company, through the SPE, entered into an amendment (the "Third Amendment") to its Amended Purchase Agreement to, among other things, increase the facility limit under the arrangement from $150 to $175, replace the interest rate benchmark from LIBOR to SOFR, add a conduit purchaser, and extend the term of the Amended Purchase Agreement, such that the SPE may sell certain receivables and request investments and letter of credit until the earlier of March 31, 2025 or another event that constitutes a "Termination Date" under the Amended Purchase Agreement.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2023 and 2022, the Company received $294 and $338, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $319 and $338, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $162 and $46 at March 31, 2023 and December 31, 2022, respectively. The Company incurred $1 of fees associated with the Securitization Facility during the three months ended March 31, 2023 and 2022. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2023.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2023	$9
2024	13
2025	1,102
2026	477
2027	495
Thereafter	1,403
Total principal maturities on debt	$3,499

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$764	$761	$766	$755
Tranche B-2 euro term loan due April 2025 (€333 at March 31, 2023 and December 31, 2022)	360	358	355	345
Senior unsecured notes:
4.000% due May 2026 (€441 at March 31, 2023 and December 31, 2022)	477	441	470	422
5.375% due May 2027	495	463	495	459
5.750% due November 2028	783	702	783	702
4.625% due November 2029	620	515	620	509
Total senior debt principal	3,499	$3,240	3,489	$3,192
Less: Unamortized issue discounts	(4)		(4)
Less: Unamortized debt issuance costs	(21)		(22)
Total senior debt, net	$3,474		$3,463

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Employee-related costs (1)	$81	$82
Accrued litigation (2)	54	55
Asset retirement obligations (3)	74	73
Miscellaneous (4)	111	109
Total other liabilities	$320	$319
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $85 and $83 when combined with the current portion at March 31, 2023 and December 31, 2022, respectively (see “Note 13 – Other Accrued Liabilities”). For the three months ended March 31, 2023, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes an accrued workers compensation indemnification liability of $32 and $33 at March 31, 2023 and December 31, 2022, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

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

The following table sets forth the components of the Company’s accrued litigation at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Asbestos	$35	$35
PFOA (1)	45	45
All other matters	9	16
Total accrued litigation	$89	$96
(1)
At March 31, 2023 and December 31, 2022, PFOA includes $20 associated with the Company's portion of the potential loss in the single matter not included in the Leach settlement. For information regarding this matter, refer to "PFOA" within this "Note 16 - Commitments and Contingent Liabilities".

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2023 and December 31, 2022.

	Balance Sheet Location	March 31, 2023	December 31, 2022
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$35	$41
Long-term accrued litigation	Other liabilities (Note 15)	54	55
Total accrued litigation		$89	$96

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $35 and $25 during the three months ended March 31, 2023 and 2022, respectively.

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

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at March 31, 2023 and December 31, 2022. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At March 31, 2023 and December 31, 2022, there were approximately 900 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At March 31, 2023 and December 31, 2022, Chemours had accruals of $35 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2023 and December 31, 2022, there were 19 and 18 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

PFOA

Chemours does not, and has never, used “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) as a polymerization aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) and used PFOA as a polymerization aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey; Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

At March 31, 2023 and December 31, 2022, Chemours maintained an accrual of $25 related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through March 31, 2023, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $25 accrued at March 31, 2023 and December 31, 2022, respectively.

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

The single matter not included in the settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. EID appealed the verdict to the United States Court of Appeals for the 6th Circuit and, in December 2022, the 6th Circuit affirmed the verdict in a two-to-one decision, with one judge dissenting on two grounds including the district court’s grant of collateral estoppel. In January 2023, EID petitioned for a rehearing of the appeal by the 6th Circuit en banc, which was denied in February 2023. EID is expected to petition the United States Supreme Court to review the decision. The outcome of such petition is not determinable at this time and has significant uncertainties. Given the current status of this case and the significant uncertainties, the Company had a reserve for potential loss on this matter of $20 at March 31, 2023 and December 31, 2022, representing Chemours’ share of the verdict under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements.

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of March 31, 2023, eleven plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are expected to proceed in the Ohio MDL.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 4,100 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

In Illinois, a lawsuit was filed in May 2022 in the state court against numerous defendants, including EID. The lawsuit alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. In February 2023, a separate lawsuit was filed in the state court against numerous defendants, including EID, which also alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits.

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

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), the states of Vermont, New Hampshire, New York, Michigan, North Carolina, Mississippi, Alaska, Pennsylvania, Colorado, Florida, Wisconsin, Massachusetts, Illinois, California, Kentucky and Maine, as well as Guam and the Marina Islands, have filed lawsuits against defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer.

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

Furthermore, 14 Long Island water suppliers have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

In New York and New Jersey, lawsuits were filed by Suez Water against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID.

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

In Georgia and Alabama lawsuits were filed against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama and a matter filed by the City of Rome, Georgia alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. Additionally, a putative class action was filed on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. The matter filed by the City of Rome is scheduled for trial in June 2023 and the matter filed by the Town of Centre, Alabama is scheduled for trial in November 2023.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In California, several lawsuits were filed in state court against several defendants, including EID and Chemours. The complaints allege product liability, negligence, nuisance and trespass. Plaintiffs seek declaratory and injunctive relief, including abatement, as well as compensatory and punitive damages. The lawsuits include matters filed by:

•
11 southern California public water systems, the City of Corona, California and the Corona Utility Authority that allege manufacturers of PFOA and PFOS are responsible for contaminating the drinking water supply. The matter involving the 11 southern California public water systems has been transferred to the AFFF MDL. In the matter involving the City of Corona, California and the Corona Utility Authority, in February 2022, the court dismissed the case against EID and Chemours on jurisdictional grounds and the plaintiffs appealed the decision. In February 2023, 3M removed the matter to federal court, and in March 2023, the California appellate court stayed the appeal.
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

In Alabama, a purported class action was filed in July 2022 in Alabama federal court on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination.

In Maine, a previously filed lawsuit in federal court by individuals against various paper mills owners in Maine was amended in October 2022 to add various alleged suppliers to the paper mills as defendants, including EID. The lawsuit alleges PFAS chemicals were used in making paper products at the mills and that discharges, waste disposal and the selling of byproducts from paper mills caused property damages as well as personal injury to the plaintiffs. The lawsuit alleges various claims against the mills; alleges negligence, strict liability and nuisance against the supplier defendants; and seeks monetary damages. In March 2023, plaintiffs dismissed the case against EID and other defendants.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. A judgment is expected in September 2023.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023 the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. Chemours believes that the January 2022 motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 16 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

The following table sets forth the Company’s environmental remediation liabilities at March 31, 2023 and December 31, 2022 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	March 31, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$29	$30
Fayetteville Works, Fayetteville, North Carolina (1)	449	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	17	17
Washington Works, West Virginia	17	17
All other sites	95	98
Total environmental remediation	$648	$668
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current environmental remediation	$171	$194
Long-term environmental remediation	477	474
Total environmental remediation	$648	$668

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $740 above the amount accrued at March 31, 2023. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including Chemours and EID, and Chemours has met with the agency in July 2022 to discuss the order and responded to it. In January 2023, EPA issued a second TSCA Section 4(a)(2) order to four recipients, including Chemours and EID. The recipients of each test order formed a consortia to jointly conduct testing and share costs to execute testing as determined with EPA. The timing of the remaining TSCA orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR is subject to public comment until May 30, 2023. EPA anticipates finalizing the regulation by the end of 2023 and no action is required on the proposed NPDWR until it is final.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of March 31, 2023 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s final rule making after the MCL comment period, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours environmental remediation expenses were $14 and $28 for the three months ended March 31, 2023 and 2022, respectively, of which $9 and $19 for the three months ended March 31, 2023 and 2022, respectively, relate to Fayetteville (discussed further below).

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

In August 2020, NC DEQ, CFRW, and the Company reached agreement on the terms of an addendum to the CO (the “Addendum”), which includes procedures for implementing specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River. The Addendum also includes stipulated financial penalties, inclusive of daily and weekly fines for untimeliness in meeting deadlines for construction, installation and other requirements, as well as intermittent performance-based fines for noncompliance in meeting PFAS loading reduction requirements and removal efficiency targets. After a period of public comment in October 2020, the Addendum was approved by the North Carolina Superior Court for Bladen County. A Motion to Intervene filed by Cape Fear Public Utility Authority was denied.

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
On-site remediation	$254	$264
Off-site groundwater remediation	195	201
Total Fayetteville environmental remediation	$449	$465

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Current environmental remediation	$121	$139
Long-term environmental remediation	328	326
Total Fayetteville environmental remediation	$449	$465

Chemours environmental remediation expenses related to Fayetteville were $9 and $19 for the three months ended March 31, 2023 and 2022, respectively.

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

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested for GenX above the state provisional health goal of 140 ppt, or any applicable health advisory, whichever is lower, may be eligible for public water or a whole building filtration system. Qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for GenX or other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the qualifying property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires. In September 2021, the Company entered into an agreement with Bladen County, North Carolina to fund public water system upgrades and connections associated with providing permanent replacement drinking water supplies under the CO.

Further, in addition to the surrounding counties, in November 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as an updated drinking water program to provide for sampling under the CO in such counties. In response, in February 2022, the Company submitted an interim drinking water plan and a separate assessment framework plan, which were subsequently updated and resubmitted in August 2022, based on comments received from NC DEQ. On January 30, 2023, NC DEQ provided additional comments to the August 2022 submittal identifying additional actions regarding the groundwater assessment as well as the drinking water program, which the Company responded to on March 16, 2023.

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

In July 2022, Chemours submitted its response to NC DEQ, providing information and other items requested by NC DEQ for its approval. Notwithstanding the Petition for Review of the EPA GenX compounds health advisory, and reserving its rights related thereto, the Company proposed a plan to extend Paragraph 19 options to properties that have tested above 10 ppt for GenX compounds, including conducting a feasibility review. As a result of Chemours’ proposed plan in response to the NC DEQ notice, the Company recorded approximately $108 in selling, general, and administrative expense, reflecting a change in estimate for the estimated qualifying properties previously qualified for under-sink RO units that may now be eligible for public water or a whole building filtration system resulting from the lower health advisory for GenX of 10ppt.

The Company’s estimated liability for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, including comments received from NC DEQ, which are subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected (i.e., public water, whole building filtration, or RO units), the cost of the selected water treatment systems, and any related OM&M requirements, fines and penalties, and other charges contemplated by the CO. For off-site drinking water supplies, OM&M is accrued for 20 years on an undiscounted basis based on the Company’s current plans under the CO.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At March 31, 2023 and December 31, 2022, the Company had $161 and $163 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of March 31, 2023 and December 31, 2022, the Company had $34 and $38, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023, or the extended date consistent with the CO and Addendum, as noted by the NC DEQ in its letter dated March 2, 2023.

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

In 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for the Company’s major construction projects are typically reviewed at 30%, 60% and 90% complete. Chemours submitted the design reports for the 90% stage in March 2022 and received final approval of the 90% design from NC DEQ in October 2022.

Additionally, on September 15, 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project which contained conditions and limits that exceeded the requirements contained within the CO and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022.

On November 14, 2022 the Company reached an agreement with NC DEQ and the Cape Fear Public Utility Authority with respect to the discharge permit that, inter alia, facilitated the construction of the barrier wall and groundwater extraction and treatment system and recognizes an optimization period after commencement of discharge from the system. Chemours has since dismissed its petition without prejudice pursuant to the agreement.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $254 and $264 at March 31, 2023 and December 31, 2022, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on potential schedule and scope changes as the construction progresses, actual labor and material costs that could be impacted by supply chain constraints and inflation, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on timely finalization of remaining design details, notably water treatment requirements and estimated carbon usage and achieving the successful optimization of the system during the period stated in the permit. As such, cost estimates could change as actual experience may differ from management's estimates.

Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur. If the Company does not achieve project completion of the barrier wall and groundwater treatment system by the agreed extended date, the Addendum specifies penalties of $0.15 plus an additional $0.02 per week until installation is completed. A prolonged delay in the construction could result in additional costs including the availability of critical construction resources and costs of materials, among others. Payment of financial penalties, if or when completion extends beyond the extended date, is deemed remote at this time.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of March 31, 2023, management does not believe that a loss is probable.

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

Civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 1,900 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations.

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

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court.

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

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at March 31, 2023 and December 31, 2022 with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Equity

2018 Share Repurchase Program

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Total number of shares purchased	—	4,851,966
Total amount for shares purchased	$—	$146
Average price paid per share	$—	$30.06

On May 19, 2022, the Company completed the aggregate $1,000 in authorized purchases of Chemours' issued and outstanding common stock under the 2018 Share Repurchase Program, which amounted to a cumulative 28,603,784 shares purchased at an average share price of $34.96 per share.

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Total number of shares purchased	386,000	—
Total amount for shares purchased	$13	$—
Average price paid per share	$33.77	$—

Through March 31, 2023, the Company purchased a cumulative 8,620,314 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted $254 at an average share price of $29.45 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at March 31, 2023 was $496.

The Company purchased an aggregate 386,000 and 4,851,966 shares of Chemours’ issued and outstanding common stock under the 2018 and 2022 Share Repurchase Program during the three months ended March 31, 2023 and 2022, respectively, which amounted to $13 and $146 at an average share price of $33.77 and $30.06 per share, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $4 and $10 for the three months ended March 31, 2023 and 2022, respectively.

Stock Options

On March 1, 2023, Chemours granted approximately 560,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the three months ended March 31, 2023.

Three Months Ended March 31, 2023
Risk-free interest rate	4.18%
Expected term (years)	6.00
Volatility	55.63%
Dividend yield	2.87%
Fair value per stock option	$15.36

The Company recorded $2 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2023 and 2022. At March 31, 2023, approximately 5,000,000 stock options remained outstanding.

Restricted Stock Units

During the three months ended March 31, 2023, Chemours granted approximately 270,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $2 and $3 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, approximately 1,170,000 RSUs remained non-vested.

Performance Share Units

On March 1, 2023, Chemours granted approximately 103,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using a Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied.

The Company recorded a net reversal of stock-based compensation expense of less than $1 and stock-based compensation expense of $5 specific to its PSUs for the three months ended March 31, 2023 and 2022, respectively, based on its assessment of Company performance relative to award-based financial objectives. At March 31, 2023, approximately 524,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Stock Options

On March 1, 2023, the Company granted approximately 240,000 performance stock options ("PSOs") to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the three months ended March 31, 2023.

Three Months Ended March 31, 2023
Risk-free interest rate	4.13%
Expected term (years)	7.00
Volatility	56.32%
Dividend yield	2.87%
Fair value per performance stock option (1)	$14.97
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for the three months ended March 31, 2023.

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive income (loss)	(11)	(10)	58	—	37
Balance at March 31, 2023	$8	$(4)	$(210)	$(100)	$(306)

Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	20	6	(5)	4	25
Balance at March 31, 2022	$(1)	$11	$(241)	$(108)	$(339)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 20. Financial Instruments

Objectives and Strategies for Holding Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency risks. The Company has established a financial risk management program, which includes distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in variable interest rates, as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2023, the Company had 14 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $261, and an average maturity of one month. At December 31, 2022, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180, and an average maturity of one month. Chemours recognized net losses of $5 each for the three months ended March 31, 2023 and 2022, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2023, the Company had 124 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $168, and an average maturity of four months. At December 31, 2022, the Company had 153 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180, and an average maturity of four months. Chemours recognized pre-tax losses of $1 and pre-tax gains of $5 for the three months ended March 31, 2023 and 2022, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2023 and 2022, $6 and $3 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. Chemours recognized a pre-tax gain of $5 for the three months ended March 31, 2022 within accumulated other comprehensive loss. For the three months ended March 31, 2023 and 2022, $4 of gain and $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $14 and pre-tax gains of $26 for the three months ended March 31, 2023 and 2022, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2023 and 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2023 and December 31, 2022.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2023	December 31, 2022
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	—	2
Total asset derivatives		$—	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	3	4
Total liability derivatives		$4	$5

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

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2023 and 2022.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(14)

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	5
Interest rate swaps designated as a cash flow hedge	—	(1)	—	5
Euro-denominated debt designated as a net investment hedge	—	—	—	26

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Service cost	$(2)	$(4)
Interest cost	(4)	(2)
Expected return on plan assets	5	5
Amortization of actuarial loss	(2)	(2)
Amortization of prior service gain	1	—
Total net periodic pension cost	$(2)	$(3)

Amortization of actuarial loss	2	2
Amortization of prior service gain	(1)	—
Effect of foreign exchange rates	(1)	3
Benefit recognized in other comprehensive income	—	5
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(2)	$2

The Company made cash contributions of $5 to its defined benefit pension plans during the three months ended March 31, 2023 and 2022, respectively. The Company expects to make additional cash contributions of $6 to its defined benefit pension plans during the remainder of 2023.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$816	$1,102
Restricted cash and restricted cash equivalents (1)	205	202
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,021	$1,304
(1)
Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU (see “Note 16 – Commitments and Contingent Liabilities”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 23. Segment Information

Chemours operates through its three reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Company’s Performance Chemicals and Intermediates business is included in Other Segment. Corporate costs and certain legal and environmental expenses, stock-based compensation expenses, and foreign exchange gains and losses arising from the remeasurement of balances in currencies other than the functional currency of the Company’s legal entities are reflected in Corporate and Other.

Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the primary measure of segment profitability used by the Company’s Chief Operating Decision Maker ("CODM") and is defined as income (loss) before income taxes, excluding the following:

•
interest expense, depreciation, and amortization;
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service cost component of net periodic pension costs;
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

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended March 31, 2023
Net sales to external customers	$632	$486	$388	$30	$1,536
Adjusted EBITDA	70	185	84	10	349
Depreciation and amortization	34	16	21	2	73

Three Months Ended March 31, 2022
Net sales to external customers	$928	$425	$385	$26	$1,764
Adjusted EBITDA	206	174	88	—	468
Depreciation and amortization	32	14	21	2	69

Total Assets
March 31, 2023	$2,522	$1,346	$1,791	$128	$5,787
December 31, 2022	2,384	1,238	1,742	124	5,488

Corporate and Other depreciation and amortization expense amounted to $6 and $5 for the three months ended March 31, 2023 and 2022, respectively. Corporate and Other total assets amounted to $1,837 and $2,152 at March 31, 2023 and December 31, 2022, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDA	$349	$468
Corporate and Other expenses (excluding items below)	(45)	(65)
Interest expense, net	(42)	(41)
Depreciation and amortization	(79)	(74)
Non-operating pension and other post-retirement employee benefit income	—	1
Exchanges losses, net	(7)	—
Restructuring, asset-related, and other charges (1)	(16)	(16)
Gain on sales of assets and businesses	—	1
Qualified spend recovery (2)	14	14
Legal and environmental charges (3,4)	(1)	(8)
Income before income taxes	$173	$280
(1)
In 2023, restructuring, asset-related, and other charges primarily includes charges related to the Company's decision to abandon its implementation of a new ERP software platform. In 2022, includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities. Refer to "Note 4 - Restructuring, Asset-related, and Other charges" for further details.
(2)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".
(3)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other legal charges. Refer to “Note 16 – Commitments and Contingent Liabilities” for further details.
(4)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to “Note 16 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the unaudited Interim Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as E. I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation. References herein to “DuPont” refer to DuPont de Nemours, Inc., a Delaware Corporation.

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2022, and as otherwise discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. We manage and report our operating results through three reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Segment.

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

The Chemours Company

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

Our core values, together with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential. Our Corporate Responsibility Commitment (“CRC”) is embedded within our growth strategy as a company. Central to our CRC are 10 ambitious goals that we aim to achieve by 2030, built on the pillars of Inspired People, Shared Planet, and an Evolved Portfolio. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. While we utilize environmental, social, and governance ("ESG") issue prioritization and a defined governance framework to manage our CRC, our goal is to embed our CRC into our organization and our business managing processes. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce both their greenhouse gas ("GHG") emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to continue working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net sales	$1,536	$1,764
Cost of goods sold	1,168	1,278
Gross profit	368	486
Selling, general, and administrative expense	124	141
Research and development expense	26	30
Restructuring, asset-related, and other charges	16	11
Total other operating expenses	166	182
Equity in earnings of affiliates	12	11
Interest expense, net	(42)	(41)
Other income, net	1	6
Income before income taxes	173	280
Provision for income taxes	28	46
Net income	145	234
Net income attributable to Chemours	$145	$234
Per share data
Basic earnings per share of common stock	$0.97	$1.46
Diluted earnings per share of common stock	0.96	1.43

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2023, compared with the same period in 2022.

Change in net sales from prior period	Three Months Ended March 31, 2023
Price	6%
Volume	(18)%
Currency	(1)%
Total change in net sales	(13)%

Our net sales decreased by $228 million (or 13%) to $1.5 billion for the three months ended March 31, 2023, compared with net sales of $1.8 billion for the same period in 2022. The decrease in our net sales for the three months ended March 31, 2023 was primarily attributable to a decrease in volume of 18%, partially offset by an increase in price of 6%. Volume decreases were attributed to our Titanium Technologies and Advanced Performance Materials segments, partially offset by higher volume in our Thermal and Specialized Solutions segment. Price increased across all our reportable segments. Unfavorable currency movements in all our reportable segments added a headwind of 1% to our net sales.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $110 million (or 9%) to $1.2 billion for the three months ended March 31, 2023, compared with COGS of $1.3 billion for the same period in 2022. The decrease in our COGS for the three months ended March 31, 2023 was primarily attributable to lower sales volume, partially offset by higher raw material costs due to inflation and lower fixed cost absorption in our Titanium Technologies segment.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $17 million (or 12%) to $124 million for the three months ended March 31, 2023, compared with SG&A expense of $141 million for the same period in 2022. The decrease in our SG&A expense for the three months ended March 31, 2023 was primarily attributable to lower off-site environmental remediation costs by approximately $12 million at our Fayetteville Works site in Fayetteville, North Carolina ("Fayetteville") relative to the first quarter of 2022.

Research and Development Expense

Our research and development (“R&D”) expense decreased by $4 million (or 13%) to $26 million for the three months ended March 31, 2023 compared with R&D expense of $30 million for the same period in 2022. The decrease in our R&D expense for the three months ended March 31, 2023 was primarily attributable to decisions to delay certain projects given current macroeconomic conditions.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $5 million (or 45%) to $16 million for the three months ended March 31, 2023, compared with restructuring, asset-related, and other charges of $11 million for the same period in 2022. Our restructuring, asset-related, and other charges for the three months ended March 31, 2023 were primarily attributable to charges of $16 million resulting from our decision to abandon implementation of a new enterprise resource planning ("ERP") software platform. Our restructuring, asset-related, and other charges for the three months ended March 31, 2022 were primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $5 million of employee separation charges incurred in connection with our 2022 restructuring programs.

The Chemours Company

Equity in Earnings of Affiliates

Our equity in earnings of affiliates was largely unchanged at $12 million for the three months ended March 31, 2023, compared with equity in earnings of affiliates of $11 million for the same period in 2022.

Interest Expense, Net

Our interest expense, net increased by $1 million (or 2%) to $42 million for the three months ended March 31, 2023, compared with interest expense, net of $41 million for the same period in 2022. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt, offset by higher interest income and gain on interest rate swaps.

Other Income, Net

Our other income, net decreased by $5 million (or 83%) to other income, net of $1 million for the three months ended March 31, 2023, compared with other income, net of $6 million for the same period in 2022. The decrease in our other income were primarily attributable to unfavorable changes in net exchange gains and losses, driven by the strengthening of the euro against the U.S. dollar.

Provision for Income Taxes

We had a provision for income taxes of $28 million and $46 million for the three months ended March 31, 2023 and 2022, respectively, which represented effective tax rates of 16% in both periods. The $18 million decrease in our provision for income taxes for the three months ended March 31, 2023 was attributable to decreased profitability and changes to our geographical mix of earnings.

Segment Reviews

Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the primary measure of segment profitability used by our Chief Operating Decision Maker ("CODM") and is defined as income (loss) before income taxes, excluding the following:

•
interest expense, depreciation, and amortization;
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service cost component of net periodic pension costs;
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

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Titanium Technologies	$70	$206
Thermal & Specialized Solutions	185	174
Advanced Performance Materials	84	88
Other Segment	10	—
Corporate and Other	(45)	(65)
Total Adjusted EBITDA	$304	$403

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Segment net sales	$632	$928
Adjusted EBITDA	70	206
Adjusted EBITDA margin	11%	22%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2023, compared with the same period in 2022.

Change in segment net sales from prior period	Three Months Ended March 31, 2023
Price	4%
Volume	(35)%
Currency	(1)%
Total change in segment net sales	(32)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $296 million (or 32%) to $632 million for the three months ended March 31, 2023 compared with segment net sales of $928 million for the same period in 2022. The decrease in segment net sales for the three months ended March 31, 2023 was primarily attributable to a decrease in volume of 35%, partially offset by an increase in price of 4%. Volumes decreased due to softer market demand in all regions. Prices increased primarily due to contractual price changes and actions to offset higher year-over-year inflation. Unfavorable currency movements added a 1% headwind to segment net sales during the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2023 segment Adjusted EBITDA decreased by $136 million (or 66%) to $70 million and Adjusted EBITDA margin decreased by approximately 1,100 basis points to 11%, compared with segment Adjusted EBITDA of $206 million and Adjusted EBITDA margin of 22% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin during the three months ended March 31, 2023 were primarily attributable to the aforementioned decrease in sales volumes, the effects of inflation on costs, and lower fixed cost absorption.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Segment net sales	$486	$425
Adjusted EBITDA	185	174
Adjusted EBITDA margin	38%	41%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2023, compared with the same period in 2022.

Change in segment net sales from prior period	Three Months Ended March 31, 2023
Price	5%
Volume	10%
Currency	(1)%
Total change in segment net sales	14%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $61 million (or 14%) to $486 million for the three months ended March 31, 2023, compared with segment net sales of $425 million for the same period in 2022. The increase in segment net sales for the three months ended March 31, 2023 was primarily attributable to an increase in volume of 10% and increase in price of 5%. Volumes increased due to strong automotive original equipment manufacturer demand and continued adoption of OpteonTM products. Prices increased across the portfolio, excluding automotive end markets, due to changing market and regulatory dynamics and steady value-based pricing growth within our refrigerants portfolio. Unfavorable currency movements added a 1% headwind to segment net sales during the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2023, segment Adjusted EBITDA increased by $11 million (or 6%) to $185 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 38%, compared with segment Adjusted EBITDA of $174 million and Adjusted EBITDA margin of 41% for the same period in 2022. The increase in segment Adjusted EBITDA for the three months ended March 31, 2023 was primarily attributable to the aforementioned increase in price and sales volumes, partially offset by higher raw material costs and the continued effects of inflation on other costs. The decrease in Adjusted EBITDA margin during the three months ended March 31, 2023 was primarily attributable to the aforementioned higher raw material costs and the continued effects of inflation on other costs.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Segment net sales	$388	$385
Adjusted EBITDA	84	88
Adjusted EBITDA margin	22%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2023, compared with the same period in 2022.

Change in segment net sales from prior period	Three Months Ended March 31, 2023
Price	10%
Volume	(7)%
Currency	(2)%
Total change in segment net sales	1%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $3 million (or 1%) to $388 million for the three months ended March 31, 2023, compared with segment net sales of $385 million for the same period in 2022. The increase in segment net sales for the three months ended March 31, 2023 was primarily attributable to an increase in price of 10% partially offset by a decrease in volume of 7%. Prices increased due to increasing sales in high-value end-markets, including advanced electronics and clean energy, in the Performance Solutions portfolio, as well as customer level pricing actions to offset increased raw material and energy costs. Volumes decreased due to demand softening in the Advanced Materials portfolio which serves more economically sensitive end-markets and lower demand in non-strategic end-markets where some volume fade has been anticipated given our strategy to drive higher value, differentiated product offerings. Unfavorable currency movements added a 2% headwind to segment net sales during the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2023, segment Adjusted EBITDA decreased by $4 million (or 5%) to $84 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 22%, compared with segment Adjusted EBITDA of $88 million and Adjusted EBITDA margin of 23% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2023 were primarily attributable to the aforementioned decrease in sales volume driving lower fixed cost absorption, impact of higher raw material costs, and the continued effects of inflation on other costs.

The Chemours Company

Corporate and Other

Corporate and Other costs decreased by $20 million (or 31%) to $45 million for the three months ended March 31, 2023, compared with Corporate and Other costs of $65 million for the same period in 2022. The decrease in Corporate and Other costs for the three months ended March 31, 2023 was primarily attributable to lower legacy environmental and legal costs and lower long-term performance-related compensation relative to the first quarter of 2022.

2023 Outlook

Our 2023 results will be driven by the following expectations in each of our reportable segments:

•
Titanium Technologies – Demand to slowly start improving in EMEA and China, but expect the pace and timing of overall demand recovery through the year to remain uncertain given uneven macroeconomic conditions in different geographies;
•
Thermal & Specialized Solutions – Improved customer demand for our refrigerants with typical seasonality and continued OpteonTM adoption in mobile and stationary applications, paired with uncertainty in automotive and construction end-market demand recovery and headwinds from raw material inflation; and
•
Advanced Performance Materials – Improved customer demand for high-value, differentiated products in the Performance Solutions portfolio, offset by weak demand for products in the Advanced Materials portfolio which serves economically sensitive end-markets, demand softening in non-strategic markets, paired with raw material inflation and EU energy cost volatility.

We expect that our capital expenditures will be approximately $400 million, with approximately $200 million for growth capital expenditures and approximately $200 million for run and maintain, and sustainability.

Our outlook for 2023 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, macro-economic factors may be impacted by factors beyond our control, including the ongoing Russia-Ukraine conflict. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2022 and those updated in Item 1A – Risk Factors within this Quarterly Report on Form 10-Q for the period ended March 31, 2023.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, both of which are described in further detail in “Note 14 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses.

At March 31, 2023, we had total cash and cash equivalents of $816 million, of which $530 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the three months ended March 31, 2023, we received approximately $20 million of net cash in the U.S. through intercompany loans. Management believes that sufficient liquidity is available in the U.S. through at least April 2024, which includes borrowing capacity under our revolving credit facility. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, and our expectations for capital expenditures, which did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At March 31, 2023, our consolidated balance sheets include $648 million for environmental remediation liabilities, of which $171 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $171 million, $121 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy "PFAS" (perfluoroalkyl and polyfluoroalkyl substances) liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Through March 31, 2023, aggregate Qualified Spend including settlements, by us, DuPont, and Corteva under the MOU amounted to $351 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the next escrow payment of $50 million is expected to be made on or before September 30, 2023 and on or before September 30 of each subsequent year through and including 2028. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations through at least April 2024. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $155 million per year, and, on April 27, 2023, we announced our quarterly cash dividend of $0.25 per share for the second quarter of 2023. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $496 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash (used for) provided by operating activities	$(119)	$2
Cash used for investing activities	(97)	(110)
Cash used for financing activities	(73)	(189)

Operating Activities

We used $119 million in cash flows for, and generated $2 million in cash flows from our operating activities during the three months ended March 31, 2023 and 2022, respectively. The decrease in our operating cash inflows was primarily attributable to a decrease in our net income, changes in net working capital, and higher spend at our Fayetteville site, partially offset by lower incentive compensation payment in the first quarter of 2023 compared to the first quarter of 2022 and the one-time payment of the $25 million settlement with the State of Delaware in the first quarter of 2022 that did not recur in 2023.

Investing Activities

We used $97 million and $110 million in cash flows for our investing activities during the three months ended March 31, 2023 and 2022, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $91 million and $106 million, respectively.

Financing Activities

We used $73 million in cash flows for our financing activities during the three months ended March 31, 2023 which were primarily attributable to our capital allocation activities, resulting in $14 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program, $37 million of cash dividends, and $18 million in payments related to tax withholdings on vested stock awards.

We used $189 million in cash flows for our financing activities during the three months ended March 31, 2022 which were primarily attributable to our capital allocation activities, resulting in $144 million in purchases of our issued and outstanding common stock under our 2018 Share Repurchase Program and $40 million returned to our shareholders in the form of cash dividends.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2023 and December 31, 2022.

(Dollars in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$816	$1,102
Accounts and notes receivable, net	837	626
Inventories	1,486	1,404
Prepaid expenses and other	63	82
Total current assets	$3,202	$3,214

Our accounts and notes receivable, net increased by $211 million (or 34%) to $837 million at March 31, 2023, compared with accounts and notes receivable, net of $626 million at December 31, 2022. This increase in our accounts and notes receivable, net at March 31, 2023 was primarily attributable to the timing of collections from our customers, partially offset by the increased utilization of our Securitization Facility.

Our inventories increased by $82 million (or 6%) to $1.5 billion at March 31, 2023, compared with inventories of $1.4 billion at December 31, 2022. The increase in our inventories at March 31, 2023 was primarily attributable to build-up of our finished product inventories, along with an increase in the value of our raw material inventories due to higher raw material costs.

Our prepaid expenses and other decreased by $19 million (or 23%) to $63 million at March 31, 2023, compared with prepaid expenses and other of $82 million at December 31, 2022. The decreases in our prepaid expenses and other was primarily due to decreases in prepaid income tax balances and insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2023 and December 31, 2022.

(Dollars in millions)	March 31, 2023	December 31, 2022
Accounts payable	$1,166	$1,251
Compensation and other employee-related costs	83	121
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	171	194
Other accrued liabilities	300	300
Total current liabilities	$1,745	$1,891

Our accounts payable decreased by $85 million (or 7%) to $1.2 billion at March 31, 2023 compared with accounts payable of $1.3 billion at December 31, 2022. The decrease in our accounts payable at March 31, 2023 was primarily attributable to the timing of vendor payments.

Our compensation and other employee-related costs decreased by $38 million (or 31%) to $83 million at March 31, 2023 compared with compensation and other employee-related costs of $121 million at December 31, 2022. The decrease in our compensation and other employee-related costs at March 31, 2023 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2022 employee performance-based compensation during the first quarter of 2023.

Our current environmental remediation decreased by $23 million (or 12%) to $171 million at March 31, 2023 compared with current environmental remediation of $194 million at December 31, 2022. The decrease in our current environmental remediation at March 31, 2023 was primarily attributable to the construction in progress at our Fayetteville site to meet the requirements of the Consent Order (“CO”) from the North Carolina Department of Environmental Quality (the “NC DEQ”).

Our other accrued liabilities remained consistent at $300 million at March 31, 2023 and December 31, 2022. Within our other accrued liabilities, payments were made for customer rebates during the first quarter of 2023. These payments were offset by an increase in our accrued interest driven by the timing of payments under our senior unsecured notes and an increase in our accrued income taxes.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions, which are further discussed in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based subsidiaries included in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Three Months Ended March 31, 2023
Net sales	$1,074
Gross profit	226
Income before income taxes	78
Net income	66
Net income attributable to Chemours	66

(Dollars in millions)	March 31, 2023	December 31, 2022
Assets
Current assets (1,2,3)	$1,568	$1,553
Long-term assets (4,5)	3,438	3,485

Liabilities
Current liabilities (2)	$1,521	$1,554
Long-term liabilities	4,540	4,528
(1)
Current assets includes $286 million and $514 million of cash and cash equivalents at March 31, 2023 and December 31, 2022, respectively.
(2)
Current assets includes $529 million and $326 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2023 and December 31, 2022, respectively. Current liabilities includes $396 million and $318 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2023 and December 31, 2022, respectively.
(3)
As of March 31, 2023 and December 31, 2022, $162 million and $46 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $303 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at March 31, 2023 and December 31, 2022.
(5)
Long-term assets includes $205 million and $202 million of restricted cash and restricted cash equivalents at March 31, 2023 and December 31, 2022, respectively, related to an escrow account as per the terms of the MOU.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time. See "Note 12 – Accounts Payable" to the Interim Consolidated Financial Statements for further details regarding supplier financing programs.

Off-Balance Sheet Arrangements

In March 2023, through a wholly-owned special purpose entity ("SPE"), we entered into the Third Amendment to the Purchase Agreement, as amended, under our Securitization Facility, which among other things, extends the term of the Purchase Agreement, increases the facility limit from $150 million to $175 million, replaces the interest rate benchmark from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"), and adds a conduit purchaser.

See "Note 14 – Debt" to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at March 31, 2023 and December 31, 2022 include environmental remediation liabilities of $648 million and $668 million, respectively, relating to these matters, which, as discussed in further detail below, include $449 million and $465 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $740 million above the amount accrued at March 31, 2023. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2023 and December 31, 2022, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	March 31, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$29	$30
Fayetteville Works, Fayetteville, North Carolina	449	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	17	17
Washington Works, West Virginia	17	17
All other sites	95	98
Total environmental remediation	$648	$668

The five sites listed above represent 85% of our total accrued environmental remediation liabilities at March 31, 2023 and December 31, 2022. For these five sites, we expect to spend, in the aggregate, $226 million over the next three years. For all other sites, we expect to spend $57 million over the next three years.

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

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, the Company manufactures fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and polymerization aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, NafionTM membranes, and the related polymerization aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

Beginning in 1996, several stages of site investigation were conducted under oversight by NC DEQ, as required by the facility's hazardous waste permit. In addition, the site has voluntarily agreed to agency requests for additional investigations of the potential release of PFAS beginning with “PFOA” (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) in 2006. As a result of detection of GenX in on-site groundwater wells during our investigations in 2017, NC DEQ issued a Notice of Violation (“NOV”) in September 2017 alleging violations of North Carolina water quality statutes and requiring further response. Since that time, and in response to three additional NOVs issued by NC DEQ and pursuant to the Consent Order (as discussed below), we have worked cooperatively with the agency to investigate and address releases of PFAS to on-site and off-site groundwater and surface water.

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

The Chemours Company

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

Washington Works, Parkersburg, West Virginia (“Washington Works”)

The Washington Works complex is located on the eastern shore of the Ohio River south of Parkersburg, West Virginia. The facility encompasses approximately 400 acres, which were purchased by EID in the late 1940’s. Other nearby land parcels purchased by EID included Blennerhassett Island, and three separate properties where West Virginia Department of Environmental Protection ("WV DEP") permitted landfills were operated. Site operations began in 1948 and included the manufacture of nylon, filaments, and acrylics. In 1949, fluoropolymer manufacturing began, and in 1959, Delrin production was started. Landfill operations occurred from the 1960’s through the early 2000’s when all three were closed according to WV DEP approved closure plans. Through 2014, EID used PFOA as a polymerization aid to manufacture some fluoropolymer resins at Washington Works.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. Accruals related to these remedial actions were $17 million as of March 31, 2023 and December 31, 2022, respectively.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a National Pollutant Discharge Elimination System ("NPDES") permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds coming into effect in January 2022. As a result, we expect to make future capital and other operating related expenditures at Washington Works in connection with this Consent Order.

Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, Chemours provides alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $15 million as of March 31, 2023 and December 31, 2022, respectively, and were included in Accrued Litigation liability in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

Climate Change

Central to our Corporate Responsibility Commitment (“CRC”) are our ten goals that we aim to achieve by 2030 that map to the United Nations Sustainable Development Goals. These goals fall into three pillars: Inspired People, Shared Planet, and Evolved Portfolio.

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

In April 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In August 2022, we announced our signed commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions.

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

In our Thermal and Specialized Solutions segment, global regulations driving the phase-down of hydrofluorocarbons ("HFCs"), including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted U.S. American Innovation and Manufacturing Act (“AIM”), promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential (“GWP”) and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

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

The Chemours Company

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

PFAS

Refer to our discussion in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. The restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committee (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process.

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
•
non-operating pension and other post-retirement employee benefit costs, which represents the non-service cost component of net periodic pension costs;
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

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, ROIC, and Net Leverage Ratio should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net income attributable to Chemours	$145	$234
Non-operating pension and other post-retirement employee benefit income	—	(1)
Exchange losses, net	7	—
Restructuring, asset-related, and other charges (1)	16	16
Gain on sales of assets and businesses	—	(1)
Qualified spend recovery (2)	(14)	(14)
Legal and environmental charges (3,4)	1	8
Adjustments made to income taxes (5)	(4)	(3)
Benefit from income taxes relating to reconciling items (6)	(3)	—
Adjusted Net Income	148	239
Interest expense, net	42	41
Depreciation and amortization	79	74
All remaining provision for income taxes	35	49
Adjusted EBITDA	$304	$403

Weighted-average number of common shares outstanding - basic	148,997,084	159,897,673
Dilutive effect of our employee compensation plans	2,182,181	3,681,907
Weighted-average number of common shares outstanding - diluted	151,179,265	163,579,580

Per share data
Basic earnings per share of common stock (7)	$0.97	$1.46
Diluted earnings per share of common stock (7)	0.96	1.43
Adjusted basic earnings per share of common stock (7)	0.99	1.49
Adjusted diluted earnings per share of common stock (7)	0.98	1.46
(1)
In 2023, restructuring, asset-related, and other charges primarily includes charges related to our decision to abandon implementation of our new ERP software platform. In 2022, includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and our decision to suspend our business with Russian entities. Refer to "Note 4 - Restructuring, Asset-Related and Other Charges" to the Interim Consolidated Financial Statements for further details.
(2)
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
(7)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash (used for) provided by operating activities	$(119)	$2
Less: Purchases of property, plant, and equipment	(91)	(106)
Free Cash Flows	$(210)	$(104)

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve Months Ended March 31,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$1,262	$1,448
Less: Depreciation and amortization (1)	(297)	(307)
Adjusted EBIT	$965	$1,141

	As of March 31,
(Dollars in millions)	2023	2022
Total debt, net (2)	$3,624	$3,716
Total equity	1,228	1,167
Less: Cash and cash equivalents	(816)	(1,145)
Invested capital, net	$4,036	$3,738
Average invested capital (3)	$3,739	$3,705

Return on Invested Capital	26%	31%
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.
(2)
Total debt principal minus unamortized issue discounts of $4 million and $5 million and debt issuance costs of $21 million and $27 million at March 31, 2023 and 2022, respectively.
(3)
Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of March 31,
(Dollars in millions)	2023	2022
Total debt principal	$3,649	$3,748
Less: Cash and cash equivalents	(816)	(1,145)
Total debt principal, net	$2,833	$2,603

	Twelve Months Ended March 31,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$1,262	$1,448

Net Leverage Ratio	2.2x	1.8x
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2023, we had 14 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $261 million, the fair value of which amounted to negative $1 million. At December 31, 2022, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $1 million. We recognized net losses of $5 million each for the three months ended March 31, 2023 and 2022, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2023, we had 124 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $168 million, the fair value of which amounted to negative $3 million. At December 31, 2022, we had 153 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $2 million. We recognized pre-tax losses of $1 million and pre-tax gains of $5 million for the three months ended March 31, 2023 and 2022, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2023 and 2022, $6 million and $3 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $14 million and pre-tax gains of $26 million for the three months ended March 31, 2023 and 2022, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of March 31, 2023, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019 and at this time management does not believe that a loss is probable related to this NOV. We have also received NOVs from the NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Chemours Company

If we are found to be in violation of these laws, regulations, or enforcements, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. Our operations and production may also be subject to changes based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs to address the consequences of such event and future reputational costs associated with any such event.

Our costs to comply with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of emission control equipment, or additional costs associated with emissions control equipment. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future. Refer to “Environmental Matters” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information.

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

The Chemours Company

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market, and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. The restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committee (“SEAC”) and proposals submitted to the EU Commission in 2023. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

In the first quarter of 2023, the European Commission, the Parliament, and the Council, each proposed a regulation supporting the phase down of hydrofluorocarbons (“HFC”) by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in various applications. The proposed regulation is subject to negotiations and discussions amongst the European Commission, the Parliament, and the Council, and is expected to be finalized in the second half of 2023.

The impacts of these various restrictions and regulatory measures in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the TSCA orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders that will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including us and EID, and we met with the agency in July 2022 to discuss the order and respond to it. In January 2023, EPA issued a second TSCA Section 4(a)(2) order under this program to four recipients, including us and EID. The recipients of each test order formed a consortia to jointly conduct testing and share costs to execute testing as determined with EPA. The timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. On March 13, 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR is subject to public comment until May 30, 2023. EPA anticipates finalizing the regulation by the end of 2023 and no action is required on the proposed NPDWR until it is final. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

The Chemours Company

Adverse developments affecting the financial markets, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Certain U.S. and non-U.S. financial institutions experienced crisis in the first quarter of 2023, resulting in disruption in the financial markets. While we do not foresee any concerns around our liquidity, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance our current and future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor, regulatory, or other concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations or result in breaches of our contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, results of operations, financial condition, and cash flows.

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

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended March 31, 2023.

(Dollars in millions, except per share amounts)				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That May
	Total Number		Purchased as Part	Yet be Purchased
	of Shares	Average Price	of Publicly	Under the Plans
	Purchased	Paid per Share	Announced	or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended January 31, 2023	253,400	$33.10	253,400	$501
Month ended February 28, 2023	132,600	35.06	132,600	496
Month ended March 31, 2023	-	-	-	496
Total	386,000	$33.77	386,000	$496
(1)
The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, taxes, commissions, and other charges for the related transactions.

Through March 31, 2023, we purchased a cumulative 8,620,314 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $254 million at an average share price of $29.45 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at March 31, 2023 was $496 million.

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

10.1

Amendment No. 2, dated as of March 10, 2023, to the Amended and Restated Credit Agreement, dated as of April 3, 2018, as amended, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 15, 2023).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	April 28, 2023

By:	/s/ Sameer Ralhan

Sameer Ralhan
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)