Form 10-Q
period 2023-06-30
Chemours Co
filed 2023-07-28
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 148,077,055 shares of common stock, $0.01 par value, outstanding at July 24, 2023.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,643	$1,915	$3,179	$3,679
Cost of goods sold	1,233	1,418	2,401	2,697
Gross profit	410	497	778	982
Selling, general, and administrative expense	779	254	903	395
Research and development expense	28	25	54	55
Restructuring, asset-related, and other charges	(1)	1	15	12
Total other operating expenses	806	280	972	462
Equity in earnings of affiliates	13	16	25	28
Interest expense, net	(48)	(40)	(90)	(82)
Other (expense) income, net	(2)	38	(1)	44
(Loss) income before income taxes	(433)	231	(260)	510
(Benefit from) provision for income taxes	(57)	30	(30)	76
Net (loss) income	(376)	201	(230)	434
Less: Net income attributable to non-controlling interests	—	—	1	—
Net (loss) income attributable to Chemours	$(376)	$201	$(231)	$434
Per share data
Basic (loss) earnings per share of common stock	$(2.52)	$1.29	$(1.55)	$2.75
Diluted (loss) earnings per share of common stock	(2.52)	1.26	(1.55)	2.69

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(376)			$201
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(10)	$3	(7)	$32	$(8)	24
Unrealized (loss) gain on cash flow hedge	(1)	1	—	9	(1)	8
Reclassifications to net income - cash flow hedge	(1)	—	(1)	(4)	1	(3)
Hedging activities, net	(12)	4	(8)	37	(8)	29
Cumulative translation adjustment	33	—	33	(73)	—	(73)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	(1)	—	(1)	4	—	4
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	2	(1)	1
Amortization of prior service gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$—	$(1)	(1)	$6	$(1)	5
Other comprehensive income (loss)			24			(39)
Comprehensive (loss) income			(352)			162
Less: Comprehensive income attributable to non-controlling interests			—			—
Comprehensive (loss) income attributable to Chemours			$(352)			$162

	Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(230)			$434
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(23)	$6	(17)	$58	$(14)	44
Unrealized (loss) gain on cash flow hedge	(3)	1	(2)	18	(3)	15
Reclassifications to net income - cash flow hedge	(11)	1	(10)	(6)	1	(5)
Hedging activities, net	(37)	8	(29)	70	(16)	54
Cumulative translation adjustment	90	—	90	(77)	—	(77)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	(2)	—	(2)	7	—	7
Reclassifications to net income:
Amortization of actuarial loss	4	(1)	3	4	(1)	3
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Defined benefit plans, net	$1	$(1)	—	$10	$(1)	9
Other comprehensive income (loss)			61			(14)
Comprehensive (loss) income			(169)			420
Less: Comprehensive income attributable to non-controlling interests			1			—
Comprehensive (loss) income attributable to Chemours			$(170)			$420

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$738	$1,102
Restricted cash and restricted cash equivalents	207	—
Accounts and notes receivable, net	890	626
Inventories	1,446	1,404
Prepaid expenses and other	64	82
Assets held for sale	29	—
Total current assets	3,374	3,214
Property, plant, and equipment	9,548	9,387
Less: Accumulated depreciation	(6,358)	(6,216)
Property, plant, and equipment, net	3,190	3,171
Operating lease right-of-use assets	244	240
Goodwill	102	102
Other intangible assets, net	8	13
Investments in affiliates	189	175
Restricted cash and restricted cash equivalents	—	202
Other assets	553	523
Total assets	$7,660	$7,640
Liabilities
Current liabilities:
Accounts payable	$1,009	$1,251
Compensation and other employee-related cost	78	121
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	148	194
Other accrued liabilities	930	300
Total current liabilities	2,190	1,891
Long-term debt, net	3,604	3,590
Operating lease liabilities	196	198
Long-term environmental remediation	473	474
Deferred income taxes	58	61
Other liabilities	329	319
Total liabilities	6,850	6,533
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 196,759,211 shares issued and 148,229,690 shares outstanding at June 30, 2023; 195,375,810 shares issued and 148,504,030 shares outstanding at December 31, 2022)	2	2
Treasury stock, at cost (48,529,521 shares at June 30, 2023; 46,871,780 shares at December 31, 2022)	(1,790)	(1,738)
Additional paid-in capital	1,014	1,016
Retained earnings	1,864	2,170
Accumulated other comprehensive loss	(282)	(343)
Total Chemours stockholders’ equity	808	1,107
Non-controlling interests	2	—
Total equity	810	1,107
Total liabilities and equity	$7,660	$7,640

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2022	192,509,285	$2	$35,665,393	$(1,393)	$956	$1,940	$(339)	$1	$1,167
Common stock issued - compensation plans	3,717	—	—	—	—	—	—	—	—
Exercise of stock options, net	2,248,626	—	—	—	42	—	—	—	42
Purchases of treasury stock, at cost	—	—	3,523,566	(124)	—	—	—	—	(124)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Net income	—	—	—	—	—	201	—	—	201
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(39)	—	—	(39)
Other comprehensive loss	—	—	—	—	—	—	(39)	—	(39)
Balance at June 30, 2022	194,761,628	$2	39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215

Balance at April 1, 2023	196,365,544	$2	47,257,780	$(1,751)	$1,004	$2,278	$(306)	$1	$1,228
Common stock issued - compensation plans	3,443	—	—	—	—	—	—	—	—
Exercise of stock options, net	390,224	—	—	—	7	—	—	—	7
Purchases of treasury stock, at cost	—	—	1,271,741	(39)	—	—	—	—	(39)
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Net loss	—	—	—	—	—	(376)	—	—	(376)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	24	—	24
Balance at June 30, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	295,736	—	—	—	—	—	—	—	—
Exercise of stock options	2,605,733	—	—	—	48	—	—	—	48
Purchases of treasury stock, at cost	—	—	8,375,532	(270)	—	—	—	—	(270)
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	434	—	—	434
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(78)	—	—	(78)
Other comprehensive loss	—	—	—	—	—	—	(14)	—	(14)
Balance at June 30, 2022	194,761,628	$2	39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215

Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	852,607	—	—	—	—	—	—	—	—
Exercise of stock options	530,794	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	1,657,741	(52)	—	—	—	—	(52)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net (loss) income	—	—	—	—	—	(231)	—	1	(230)
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(75)	—	—	(75)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	61	—	61
Balance at June 30, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(231)	$434
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	157	146
Gain on sales of assets and businesses, net	—	(27)
Equity in earnings of affiliates, net	(21)	(23)
Amortization of debt issuance costs and issue discounts	4	4
Deferred tax benefit	(71)	(9)
Asset-related charges	11	5
Stock-based compensation expense	7	17
Net periodic pension cost	4	4
Defined benefit plan contributions	(7)	(7)
Other operating charges and credits, net	(5)	(8)
Decrease (increase) in operating assets:
Accounts and notes receivable	(261)	(339)
Inventories and other operating assets	26	(86)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	329	182
Cash (used for) provided by operating activities	(58)	293
Cash flows from investing activities
Purchases of property, plant, and equipment	(149)	(168)
Proceeds from sales of assets and businesses	—	33
Foreign exchange contract settlements, net	(8)	(1)
Other investing activities	—	(9)
Cash used for investing activities	(157)	(145)
Cash flows from financing activities
Debt repayments	(6)	(7)
Payments on finance leases	(6)	(6)
Payments of debt issuance cost	—	(1)
Purchases of treasury stock, at cost	(51)	(272)
Proceeds from exercised stock options, net	9	48
Payments related to tax withholdings on vested stock awards	(18)	(4)
Payments of dividends to the Company's common shareholders	(75)	(78)
Cash received from non-controlling interest shareholder	1	—
Cash used for financing activities	(146)	(320)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	2	(31)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(359)	(203)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,304	1,551
Cash, cash equivalents, restricted cash and restricted cash equivalents at June 30,	$945	$1,348

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$53	$41
Treasury Stock repurchased, not settled	1	2

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

(Dollars in millions, except per share amounts)

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extended the expiration date of ASU 2020-04 to December 31, 2024. The Company utilized an optional expedient provided under ASU 2020-04 in the first quarter of 2023 in connection with the amendment to its senior secured credit facilities (see "Note 15 – Debt"). As a result, the amendment did not result in any accounting modifications.

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

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose qualitative and quantitative information about their programs, including key terms and activity during the period. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted, and should be applied retrospectively to each period in which a balance sheet is presented subject to certain exceptions. The Company adopted the provisions of ASU 2022-04 in the first quarter of 2023, and provided the required disclosure under its transition guidance in "Note 13 – Accounts Payable".

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

Glycolic Acid Business Held for Sale

On June 1, 2023, the Company entered into a definitive agreement with PureTech Scientific Inc. to sell the Company's Glycolic Acid business, included in the Company's Other Segment for cash consideration of approximately $137, subject to customary working capital and other adjustments (the “Glycolic Acid Transaction”). As a result, at June 30, 2023, the related assets associated with the Glycolic Acid business disposal group of $29 were classified as held for sale in the Interim Consolidated Balance Sheet. The Glycolic Acid Transaction is expected to close in the third quarter of 2023, subject to customary closing conditions, including regulatory approvals. The Company expects to recognize a pre-tax gain on this transaction at closing.

The following table sets forth the carrying amounts of major classes of assets classified as held for sale related to the sale of the Glycolic Acid business at June 30, 2023.

June 30, 2023
Inventories	$8
Property, plant, and equipment	57
Less: Accumulated depreciation	(37)
Property, plant, and equipment, net	20
Other assets	1
Assets held for sale	$29

The sale of the Glycolic Acid business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales by geographic region (1)
North America:
Titanium Technologies	$277	$366	$539	$680
Thermal & Specialized Solutions	309	315	594	575
Advanced Performance Materials	145	152	297	297
Other Segment	17	16	39	29
Total North America	748	849	1,469	1,581
Asia Pacific:
Titanium Technologies	180	284	327	564
Thermal & Specialized Solutions	56	59	108	94
Advanced Performance Materials	145	161	290	314
Other Segment	4	6	7	12
Total Asia Pacific	385	510	732	984
Europe, the Middle East, and Africa:
Titanium Technologies	147	201	280	413
Thermal & Specialized Solutions	106	91	206	171
Advanced Performance Materials	83	72	159	145
Other Segment	4	5	9	9
Total Europe, the Middle East, and Africa	340	369	654	738
Latin America (2):
Titanium Technologies	103	117	193	240
Thermal & Specialized Solutions	52	53	101	103
Advanced Performance Materials	14	16	29	30
Other Segment	1	1	1	3
Total Latin America	170	187	324	376
Total net sales	$1,643	$1,915	$3,179	$3,679
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The following table sets forth a disaggregation of the Company's net sales by product group and segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales by product group and segment
Titanium dioxide and other minerals	$707	$968	$1,339	$1,897
Total Titanium Technologies	707	968	1,339	1,897
Refrigerants	429	424	814	768
Foam, propellants, and other	94	94	195	175
Total Thermal & Specialized Solutions	523	518	1,009	943
Advanced materials	247	281	491	546
Performance solutions	140	120	284	240
Total Advanced Performance Materials	387	401	775	786
Performance chemicals and intermediates	26	28	56	53
Total Other Segment	26	28	56	53
Total net sales	$1,643	$1,915	$3,179	$3,679

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Contract assets:
Accounts receivable - trade, net (Note 8)	$782	$509
Contract liabilities:
Deferred revenue	$6	$5
Customer rebates (Note 14)	59	90

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2023 were not significant. For the three and six months ended June 30, 2023, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2023 and December 31, 2022.

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2023, Chemours had $403 of remaining performance obligations. The Company expects to recognize approximately 17% of its remaining performance obligations as revenue in 2023, approximately 24% as revenue in 2024, and approximately 20% as revenue for each of the years 2025 to 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2023 are also excluded.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee separation charges	$(1)	$1	$—	$6
Decommissioning and other charges	—	—	4	1
Total restructuring and other charges	(1)	1	4	7
Asset-related charges (1)	—	—	11	5
Total restructuring, asset-related, and other charges	$(1)	$1	$15	$12
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

2022 Restructuring Programs

In 2022, management initiated severance programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. The Company recorded employee separation charges of $1 and $6 for its 2022 restructuring programs for the three and six months ended June 30, 2022 respectively. As of June 30, 2023, the cumulative amount incurred, in the aggregate, for the Company's 2022 restructuring programs amounted to $8. The severance costs were recognized as follows: $1 in Titanium Technologies, $1 in Thermal & Specialized Solutions, $3 in Advanced Performance Materials and $3 in Corporate and Other. The program and related severance payments are expected to be substantially completed by the first quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2023.

	2022 Restructuring Programs	ERP Implementation Abandonment	Total
Balance at December 31, 2022	$6	$—	$6
(Credits) charges to income	(1)	1	—
Payments	(3)	—	(3)
Balance at June 30, 2023	$2	$1	$3

At June 30, 2023, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Leasing, contract services, and miscellaneous income	$1	$11	$8	$15
Royalty income (1)	2	2	3	2
Gain on sales of assets and businesses, net (2)	—	26	—	27
Exchange losses, net (3)	(5)	(3)	(12)	(3)
Non-operating pension and other post-retirement employee benefit income (4)	—	2	—	3
Total other (expense) income, net	$(2)	$38	$(1)	$44
(1)
Royalty income is primarily from technology licensing.
(2)
In 2022, gain on sale includes net pre-tax gain on sale of $11 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction, which is further discussed in "Note 3 - Acquisitions and Divestitures".
(3)
Exchange losses, net includes losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(4)
Non-operating pension and other post-retirement employee benefit income represents the non-service component of net periodic pension income.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Chemours	$(376)	$201	$(231)	$434
Denominator:
Weighted-average number of common shares outstanding - basic	149,095,543	156,224,802	149,046,585	158,051,092
Dilutive effect of the Company’s employee compensation plans (1)	—	3,442,411	—	3,562,159
Weighted-average number of common shares outstanding - diluted	149,095,543	159,667,213	149,046,585	161,613,251

Basic (loss) earnings per share of common stock (2)	$(2.52)	$1.29	$(1.55)	$2.75
Diluted (loss) earnings per share of common stock (1) (2)	(2.52)	1.26	(1.55)	2.69
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 1,517,177 and 1,849,679 potentially dilutive securities is excluded from the calculation for the three and six months ended June 30, 2023, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted (loss) earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options that were out of the money and, therefore, were not included in the determination of potentially dilutive securities used in the Company’s diluted EPS calculations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average number of stock options	1,448,363	868,168	1,295,926	1,173,275

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Accounts receivable - trade, net (1)	$782	$509
VAT, GST, and other taxes (2)	92	88
Other receivables (3)	16	29
Total accounts and notes receivable, net	$890	$626
(1)
Accounts receivable - trade, net includes trade notes receivable of $3 and is net of allowances for doubtful accounts of $2 and $10 at June 30, 2023 and December 31, 2022, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $1 for the three and six months ended June 30, 2023, respectively and $2 and $8 for the three and six months ended June 30, 2022, respectively.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Finished products	$945	$910
Semi-finished products	232	218
Raw materials, stores, and supplies	643	654
Inventories before LIFO adjustment	1,820	1,782
Less: Adjustment of inventories to LIFO basis	(374)	(378)
Total inventories	$1,446	$1,404

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $866 and $835 (or 48% and 47%, respectively) of inventories before the LIFO adjustments at June 30, 2023 and December 31, 2022, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Equipment	$7,853	$7,745
Buildings	1,236	1,180
Construction-in-progress	318	324
Land	105	102
Mineral rights	36	36
Property, plant, and equipment	9,548	9,387
Less: Accumulated depreciation	(6,358)	(6,216)
Total property, plant, and equipment, net	$3,190	$3,171

Property, plant, and equipment, net included gross assets under finance leases of $91 at June 30, 2023 and December 31, 2022, respectively.

Depreciation expense amounted to $76 and $151 for the three and six months ended June 30, 2023, respectively, and $71 and $144 for the three and six months ended June 30, 2022, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $38 and $84 for the three and six months ended June 30, 2023, respectively, and $55 and $99 for the three and six months ended June 30, 2022, respectively. Purchases from the Company’s equity method investees amounted to $54 and $117 for the three and six months ended June 30, 2023, respectively, and $60 and $109 for the three and six months ended June 30, 2022, respectively. Dividends received from the equity method investees amounted to $0 and $3 for the three and six months ended June 30, 2023, respectively, and $0 and $2 for the three and six months ended June 30, 2022, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Capitalized repair and maintenance costs	$184	$240
Pension assets (1)	54	50
Deferred income taxes (2)	231	152
Miscellaneous (3)	84	81
Total other assets	$553	$523
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
At June 30, 2023 deferred income taxes includes $55 for the net deferred tax asset associated with the United States Public Water System Class Action Suit Settlement. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(3)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Trade payables	$979	$1,228
VAT and other payables	30	23
Total accounts payable	$1,009	$1,251

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

The outstanding payment obligations at June 30, 2023 and December 31, 2022 were $181 and $158, respectively, and are included in Accounts Payable in the Interim Consolidated Balance Sheets.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Accrued litigation (1)	$650	$41
Asset retirement obligations (2)	15	10
Income taxes	23	19
Customer rebates	59	90
Accrued interest	17	17
Operating lease liabilities	53	49
Miscellaneous (3)	113	74
Total other accrued liabilities	$930	$300
(1)
At June 30, 2023, accrued litigation includes $592 for the United States Public Water System Class Action Suit Settlement. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Debt

The following table sets forth the components of the Company’s debt at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$762	$766
Tranche B-2 euro term loan due April 2025 (€332 at June 30, 2023 and €333 at December 31, 2022)	363	355
Senior unsecured notes:
4.000% due May 2026 (€441 at June 30, 2023 and December 31, 2022)	483	470
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	56	61
Financing obligation (1)	91	91
Total debt principal	3,653	3,641
Less: Unamortized issue discounts	(4)	(4)
Less: Unamortized debt issuance costs	(20)	(22)
Less: Short-term and current maturities of long-term debt	(25)	(25)
Total long-term debt, net	$3,604	$3,590
(1)
At June 30, 2023 and December 31, 2022, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

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

No borrowings were outstanding under the Revolving Credit Facility at June 30, 2023 and December 31, 2022. The Company made term loan repayments of $3 and $6 during the three and six months, respectively, in each of the periods ended June 30, 2023 and 2022. Chemours also had $99 and $108 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.0% and 5.4%, respectively. Also, at June 30, 2023, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2023, the Company received $387 and $682, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $387 and $707, respectively, of incremental accounts receivable. During the three and six months ended June 30, 2022, the Company received $339 and $677, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $339 and $677, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $124 and $46 at June 30, 2023 and December 31, 2022, respectively. The Company incurred $1 of fees associated with the Securitization Facility during the three and six months ended June 30, 2023, respectively, and $1 and $2 during the three and six months ended June 30, 2022, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to the Senior Secured Credit Facilities equivalent to 1.00% per annum through December 2024, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2023.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

Remainder of 2023	$6
2024	13
2025	1,106
2026	483
2027	495
Thereafter	1,403
Total principal maturities on debt	$3,506

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$762	$757	$766	$755
Tranche B-2 euro term loan due April 2025 (€332 at June 30, 2023 and €333 at December 31, 2022)	363	363	355	345
Senior unsecured notes:
4.000% due May 2026 (€441 at June 30, 2023 and December 31, 2022)	483	450	470	422
5.375% due May 2027	495	468	495	459
5.750% due November 2028	783	719	783	702
4.625% due November 2029	620	523	620	509
Total senior debt principal	3,506	$3,280	3,489	$3,192
Less: Unamortized issue discounts	(4)		(4)
Less: Unamortized debt issuance costs	(20)		(22)
Total senior debt, net	$3,482		$3,463

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Employee-related costs (1)	$81	$82
Accrued litigation (2)	59	55
Asset retirement obligations (3)	73	73
Miscellaneous (4)	116	109
Total other liabilities	$329	$319
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 17 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $88 and $83 when combined with the current portion at June 30, 2023 and December 31, 2022, respectively (see “Note 14 – Other Accrued Liabilities”). For the six months ended June 30, 2023, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period were not material. Accretion expense amounted to $3 and $5 for the three and six months ended June 30, 2023, respectively, and $1 and $4 for the three and six months ended June 30, 2022, respectively.
(4)
Miscellaneous includes long-term income tax liabilities from uncertain tax positions. Miscellaneous also includes an accrued workers compensation indemnification liability of $32 and $33 at June 30, 2023 and December 31, 2022, respectively.

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

The following table sets forth the components of the Company’s accrued litigation at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Asbestos	$35	$35
PFOA (1)	46	45
PFAS (2)	622	2
All other matters	6	14
Total accrued litigation	$709	$96
(1)
PFOA includes matters under the "PFOA" section within this "Note 17 - Commitments and Contingent Liabilities".
(2)
PFAS includes matters under the "PFAS" section within this "Note 17 - Commitments and Contingent Liabilities".

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2023 and December 31, 2022.

	Balance Sheet Location	June 30, 2023	December 31, 2022
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$650	$41
Long-term accrued litigation	Other liabilities (Note 16)	59	55
Total accrued litigation		$709	$96

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $41 and $77 during the three and six months ended June 30, 2023, respectively, and $39 and $64 during the three and six months ended June 30, 2022, respectively.

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

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at June 30, 2023 and December 31, 2022. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At June 30, 2023 and December 31, 2022, there were approximately 900 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At June 30, 2023 and December 31, 2022, Chemours had accruals of $35 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2023 and December 31, 2022, there were 18 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At June 30, 2023 and December 31, 2022, Chemours maintained an accrual of $25 related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through June 30, 2023, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $25 accrued at June 30, 2023 and December 31, 2022, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation Agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs. For more information on this matter refer to “Memorandum of Understanding (the “MOU”) with Dupont, Corteva and EID” within this “Note 17 – Commitments and Contingent Liabilities”.

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

The single matter not included in the settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. EID appealed the verdict to the United States Court of Appeals for the 6th Circuit and, in December 2022, the 6th Circuit affirmed the verdict in a two-to-one decision, with one judge dissenting on two grounds including the district court’s grant of collateral estoppel. In January 2023, EID petitioned for a rehearing of the appeal by the 6th Circuit en banc, which was denied in February 2023. EID has petitioned the United States Supreme Court to review the decision. The outcome of such petition is not determinable at this time and has significant uncertainties. Given the current status of this case and the significant uncertainties, the Company had a reserve for potential loss on this matter of $20 at June 30, 2023 and December 31, 2022, representing Chemours’ share of the verdict under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements.

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of June 30, 2023, 17 plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are expected to proceed in the Ohio MDL.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 4,700 matters involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Consistent with the court’s instruction and under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, engaged with Plaintiffs’ Counsel on these cases, including through the court-appointed mediation. Prior to the public water system class action suit settlement discussed below, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases.

For non-water provider cases in the AFFF MDL, the parties will now proceed with Tier One discovery on 28 personal injury cases, with those cases to be identified in September 2023.

There are other AFFF lawsuits pending outside the AFFF MDL that have not been designated by a party for inclusion in the MDL. These matters identifying EID and/or Chemours as a defendant are:

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

In Illinois, a lawsuit was filed in May 2022 in the state court against numerous defendants, including EID. The lawsuit alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. In July 2023, an agreement to resolve the lawsuit was reached. In February 2023, a separate lawsuit was filed in the state court against numerous defendants, including EID, which also alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits.

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

United States Public Water System Class Action Suit Settlement

On June 1, 2023, Chemours, Corteva/EID, and DuPont, together, entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population arising out of the AFFF MDL, that was finalized by a definitive agreement on June 30, 2023 (the "Settlement Agreement"), subject to approval by the United States District Court for the District of South Carolina (the “Court”). The motion for preliminary approval of the Settlement Agreement by the Court was filed on July 10, 2023.

Under the Settlement Agreement, Chemours, Corteva and DuPont will collectively establish and contribute a total of $1.185 billion to a settlement fund (“Water District Settlement Fund”). Contribution rates will be consistent with the MOU, with Chemours (together with its subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts will be funded in full and deposited into the Water District Settlement Fund within ten business days following preliminary approval of the settlement by the Court. In exchange for the payment to the Water District Settlement Fund, Chemours, Corteva and DuPont (together with their subsidiaries) will receive a release of the claims from the Class (as defined below), upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Chemours or the other parties.

The class represented in the Settlement Agreement is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule or other applicable federal or state law (the “Class”). The following systems are excluded from the settlement class: water systems owned and operated by a State or the United States government; small systems that have not detected the presence of PFAS and are not currently required to monitor for it under federal or state requirements; and water systems in the lower Cape Fear River Basin of North Carolina (which are included only if they so request). PFAS, as defined in the Settlement Agreement, includes PFOA and HFPO-DA among a broad range of fluorinated organic substances. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

The Settlement Agreement does not resolve claims of Public Water Systems that are not included in the settlement as described above, or of Public Water Systems that request exclusion from the Class (“opt out”) pursuant to the process to be established by the Court. It also does not resolve potential future claims of Public Water Systems that have not detected and do not detect any PFAS contamination, but where such contamination first occurs in the future. The Settlement Agreement also does not resolve certain claims not related to drinking water, such as certain specified separate alleged claims relating to stormwater or wastewater treatment, or other alleged types of claims such as for personal injury or for natural resource damages claimed by state attorneys general, that remain outstanding in the AFFF MDL or other courts. Matters related to claims from other public water systems, state natural resources damages and other PFAS matters are further described below.

As part of the approval process, the Court will establish a timetable for notice to class members, hearings on approval, and for class members to opt out of the settlement. In addition, Chemours, Corteva and DuPont will have the right to terminate the settlement if opt-outs exceed specified levels.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

If the settlement is not approved, and plaintiffs elect to pursue their claims in court, the parties will continue to assert their strong legal defenses in pending litigation. Chemours, Corteva and DuPont deny the allegations in the underlying litigation and reserve all legal and factual defenses against such claims if they were litigated to conclusion.

For the quarter ended June 30, 2023, the Company accrued $592, that was included in selling, general, and administrative expense, representing Chemours’ share of the settlement under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements.

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

In New York, twenty Long Island water suppliers that have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

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

In California, several lawsuits were filed in state court against several defendants, including EID and Chemours. The complaints allege product liability, negligence, nuisance and trespass. Plaintiffs seek declaratory and injunctive relief, including abatement, as well as compensatory and punitive damages. The lawsuits, which have been transferred to the AFFF MDL, include matters filed by:

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

In Georgia and Alabama, lawsuits were filed against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The matter filed by the Town of Centre, Alabama is scheduled for trial in November 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023 the matter was removed to federal court.

In Georgia, a lawsuit was filed by the City of Rome against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours, alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. In June 2023, Chemours, DuPont and Corteva entered into a confidential settlement with the City of Rome and its claims against these parties related to this matter have been released and the matter dismissed. The settled amount was included in Accrued Litigation at June 30, 2023.

Additionally, in Georgia, a putative class action was filed on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department alleging negligence and nuisance and related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. This matter is pending in court.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below) and the State of Ohio action (as detailed above), a majority of the states and certain territories of the U.S., have filed lawsuits against various defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer. Chemours, Corteva/EID and DuPont, together under the MOU, are engaged with States and their counsel on certain of these cases, including through court-appointed mediations in the New Jersey and North Carolina actions outside of the AFFF MDL. It is reasonably possible that these discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of such discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023, and such amount was included in the Accrued Litigation at June 30, 2023.

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Seven lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, ten additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

In Ohio, a putative class action (“Hardwick”) was filed against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted and appellate review is proceeding. Defendants will continue to defend at the trial court level while this appeal is pending. Management believes that a loss is reasonably possible as to the Hardwick matter, but not estimable at this time given the significant class issues to be resolved and that the discovery phase is pending the appellate review.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023 the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. Chemours believes that the January 2022 motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 17 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

The following table sets forth the Company’s environmental remediation liabilities at June 30, 2023 and December 31, 2022 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	June 30, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$29	$30
Fayetteville Works, Fayetteville, North Carolina (1)	418	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	17	17
Washington Works, West Virginia	21	17
All other sites	95	98
Total environmental remediation	$621	$668
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Current environmental remediation	$148	$194
Long-term environmental remediation	473	474
Total environmental remediation	$621	$668

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at June 30, 2023. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) orders. EPA has indicated that Chemours will receive orders for certain of such compounds, including seven of the testing orders will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including Chemours and EID. In January 2023, EPA issued a second TSCA Section 4(a)(2) order to four recipients, including Chemours and EID. The recipients of each test order formed a consortia to jointly meet with the EPA, respond to the order, conduct testing and share costs to execute testing as determined with EPA. The timing of the remaining TSCA orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023. EPA anticipates finalizing the regulation by the end of 2023 and no action is required on the proposed NPDWR until it is final.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of June 30, 2023 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s final rule making after the MCL comment period, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours environmental remediation expenses were $16 and $30 for the three and six months ended June 30, 2023, respectively, and $182 and $211 for the three and six months ended June 30, 2022, respectively, of which $5 and $14 for the three and six months ended June 30, 2023, respectively, and $174 and $193 for the three and six months ended June 30, 2022, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
On-site remediation	$232	$264
Off-site groundwater remediation	186	201
Total Fayetteville environmental remediation	$418	$465

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Current environmental remediation	$97	$139
Long-term environmental remediation	321	326
Total Fayetteville environmental remediation	$418	$465

Chemours environmental remediation expenses related to Fayetteville were $5 and $14 for the three and six months ended June 30, 2023, respectively, and $174 and $193 for the three and six months ended June 30, 2022, respectively.

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

At June 30, 2023 and December 31, 2022, the Company had $154 and $163 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of June 30, 2023 and December 31, 2022, the Company had $32 and $38, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

On-site surface water and groundwater remediation

Abatement and remediation measures already taken by Chemours, including the capture and disposal of its operations’ process wastewater and other interim actions, have addressed and abated nearly all PFAS discharges from the Company’s continuing operations at Fayetteville. However, the Company continues to have active dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives related to the impact of site surface water and groundwater contamination from historical operations, during and subsequent to the optimization period of the groundwater treatment system and following installation of the barrier wall.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In 2021, work commenced on the detailed engineering design of the barrier wall and refinement of models for the planned groundwater extraction system. Engineering designs for the Company’s major construction projects are typically reviewed at 30%, 60% and 90% complete. Chemours submitted the design reports for the 90% stage in March 2022 and received final approval of the 90% design from NC DEQ in October 2022. In June 2023, the Company completed the construction of the barrier wall and the groundwater extraction and treatment system in accordance with the requirements under the CO, subject to its terms and receipt of final quality assurance samples and engineer certification. Under the Addendum specific penalties of $0.15 plus an additional $0.02 per week if the company did not achieve project completion as provided therein. As construction is complete, payment of financial penalties is deemed remote.

In September 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project. The permit contained conditions and limits that exceeded the requirements contained within the CO and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022. On November 14, 2022 the Company reached an agreement with NC DEQ and the Cape Fear Public Utility Authority with respect to the discharge permit that, inter alia, facilitated the construction of the barrier wall and groundwater extraction and treatment system and recognizes an optimization period after commencement of discharge from the system. Chemours has since dismissed its petition without prejudice pursuant to the agreement.

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $232 and $264 at June 30, 2023 and December 31, 2022, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on performance during the optimization period, permit compliance requirements, and ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage and achieving the successful optimization of the system during the period stated in the permit. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of June 30, 2023, management does not believe that a loss is probable.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,200 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief.

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

In July 2023, a lawsuit was filed in the Eastern District of North Carolina on behalf of an individual residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury and property diminution related to the discharges from Fayetteville. The individual seeks compensatory and punitive damages. The lawsuit also alleges fraudulent transfer against the defendants.

It is possible that additional litigation may be filed against the Company and/or EID concerning the Fayetteville discharges. It is not possible at this point to predict the timing, course, or outcome of all governmental and regulatory inquiries and notices and litigation related to Fayetteville, and it is reasonably possible that these matters could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. In addition, local communities, organizations, and federal and state regulatory agencies have raised questions concerning HFPO Dimer Acid and other perfluorinated and polyfluorinated compounds at certain other manufacturing sites operated by the Company. It is possible that additional developments similar to those described above and centering on Fayetteville could arise in other locations.

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at June 30, 2023 and December 31, 2022 with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 18. Equity

2018 Share Repurchase Program

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares purchased	—	2,972,073	—	7,824,039
Total amount for shares purchased	$—	$105	$—	$251
Average price paid per share	$—	$35.31	$—	$32.06

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total number of shares purchased	1,271,741	551,493	1,657,741	551,493
Total amount for shares purchased	$39	$19	$52	$19
Average price paid per share	$30.27	$35.14	$31.09	$35.14

Through June 30, 2023, the Company purchased a cumulative 9,892,055 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted $292 at an average share price of $29.55 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2023 was $458.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $3 and $7 for the three and six months ended June 30, 2023, respectively, and $7 and $17 for the three and six months ended June 30, 2022, respectively.

Stock Options

During the six months ended June 30, 2023, Chemours granted approximately 560,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the six months ended June 30, 2023.

Six Months Ended June 30, 2023
Risk-free interest rate	4.18%
Expected term (years)	6.00
Volatility	55.63%
Dividend yield	2.87%
Fair value per stock option	$15.36

The Company recorded $2 and $4 in stock-based compensation expense specific to its stock options for the three and six months, respectively, in each of the periods ended June 30, 2023 and 2022. At June 30, 2023, approximately 4,421,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2023, Chemours granted approximately 317,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $1 and $3 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2023, respectively, and $3 and $6 for the three and six months ended June 30, 2022, respectively. At June 30, 2023, approximately 1,096,000 RSUs remained non-vested.

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

The Company recorded a net reversal of stock-based compensation expense of less than $1 specific to its PSUs for both the three and six months ended June 30, 2023, respectively, and $2 and $7 for the three and six months ended June 30, 2022, respectively, based on its assessment of Company performance relative to award-based financial objectives. At June 30, 2023, approximately 394,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Stock Options

On March 1, 2023, the Company granted approximately 240,000 performance stock options (“PSOs”) to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the six months ended June 30, 2023.

Six Months Ended June 30, 2023
Risk-free interest rate	4.13%
Expected term (years)	7.00
Volatility	56.32%
Dividend yield	2.87%
Fair value per performance stock option (1)	$14.97
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for the three and six months ended June 30, 2023, respectively. At June 30, 2023, approximately 175,000 PSOs remained non-vested.

Note 20. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive (loss) income	(17)	(12)	90	—	61
Balance at June 30, 2023	$2	$(6)	$(178)	$(100)	$(282)

Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	44	10	(77)	9	(14)
Balance at June 30, 2022	$23	$15	$(313)	$(103)	$(378)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $264, and an average maturity of one month. At December 31, 2022, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180, and an average maturity of one month. Chemours recognized net losses of $1 and 7 for the three and six months ended June 30, 2023, respectively, and net gain of $5 and a net loss of $1 for the three and six months ended June 30, 2022, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2023, the Company had 133 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $181, and an average maturity of four months. At December 31, 2022, the Company had 153 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180, and an average maturity of four months. Chemours recognized pre-tax losses of $1 and $3 for the three and six months ended June 30, 2023, respectively, and pre-tax gains of $6 and $11 for the three and six months ended June 30, 2022, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2023, $1 and $7 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2022, $3 and $6 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $5 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. Chemours recognized a pre-tax gains of $3 and $7 for the three and six months ended June 30, 2022, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2023, $0 and $4 of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2022, $1 of gain and less than $1 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $10 and $23 for the three and six months ended June 30, 2023, respectively, and pre-tax gains of $32 and $58 for the three and six months ended June 30, 2022, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2023 and 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2023 and December 31, 2022.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2023	December 31, 2022
Asset derivatives:
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	—	2
Total asset derivatives		$—	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	3	4
Total liability derivatives		$3	$5

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2023 and 2022.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(10)

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$5	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	6
Interest rate swaps designated as a cash flow hedge	—	1	—	3
Euro-denominated debt designated as a net investment hedge	—	—	—	32

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(7)	$—
Foreign currency forward contracts designated as a cash flow hedge	7	—	—	(3)
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(23)

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	—	11
Interest rate swaps designated as a cash flow hedge	—	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	—	58

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$(2)	$(3)	$(4)	$(7)
Interest cost	(4)	(1)	(7)	(3)
Expected return on plan assets	5	5	10	9
Amortization of actuarial loss	(2)	(2)	(4)	(4)
Amortization of prior service gain	1	—	1	1
Total net periodic pension cost	$(2)	$(1)	$(4)	$(4)

Amortization of actuarial loss	2	2	4	4
Amortization of prior service gain	(1)	—	(1)	(1)
Effect of foreign exchange rates	(1)	4	(2)	7
Benefit recognized in other comprehensive income	—	6	1	10
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(2)	$5	$(3)	$6

The Company made cash contributions of $2 and $7 to its defined benefit pension plans during the three and six months, respectively, in each of the periods ended June 30, 2023 and 2022. The Company expects to make additional cash contributions of $4 to its defined benefit pension plans during the remainder of 2023.

Note 23. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$738	$1,102
Restricted cash and restricted cash equivalents (1)	207	202
Cash, cash equivalents, restricted cash and restricted cash equivalents	$945	$1,304
(1)
Restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU (see “Note 17 – Commitments and Contingent Liabilities”).

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
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently, including certain legal and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of the Company’s cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended June 30, 2023
Net sales to external customers	$707	$523	$387	$26	$1,643
Adjusted EBITDA	87	214	81	5	387
Depreciation and amortization	34	15	22	2	73

Three Months Ended June 30, 2022
Net sales to external customers	$968	$518	$401	$28	$1,915
Adjusted EBITDA	216	213	107	(2)	534
Depreciation and amortization	30	14	21	2	67

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Six Months Ended June 30, 2023
Net sales to external customers	$1,339	$1,009	$775	$56	$3,179
Adjusted EBITDA	156	399	165	15	735
Depreciation and amortization	68	31	43	4	146

Six Months Ended June 30, 2022
Net sales to external customers	$1,897	$943	$786	$53	$3,679
Adjusted EBITDA	422	387	194	(2)	1,001
Depreciation and amortization	62	27	41	4	134

Total Assets (1)
June 30, 2023	$2,554	$1,368	$1,784	$104	$5,810
December 31, 2022	2,384	1,238	1,742	124	5,488
(1)
Total assets of the Company's Other Segment at June 30, 2023 includes assets classified as held for sale related to the sale of the Company's Glycolic Acid business, which is discussed further in "Note 3 - Acquisitions and Divestitures".

Corporate and Other depreciation and amortization expense amounted to $5 and $11 for the three and six months ended June 30, 2023, respectively, and $5 and $12 for the three and six months ended June 30, 2022, respectively. Corporate and Other total assets amounted to $1,850 and $2,152 at June 30, 2023 and December 31, 2022, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$387	$534	$735	$1,001
Corporate and Other expenses (excluding items below)	(63)	(59)	(107)	(123)
Interest expense, net	(48)	(40)	(90)	(82)
Depreciation and amortization	(78)	(72)	(157)	(146)
Non-operating pension and other post-retirement employee benefit income	—	2	—	3
Exchanges losses, net	(5)	(3)	(12)	(3)
Restructuring, asset-related, and other charges (1)	1	—	(15)	(16)
Gain on sales of assets and businesses (2)	—	26	—	27
Qualified spend recovery (3)	18	13	32	27
Legal charges (4)	(644)	(5)	(645)	(7)
Environmental charges (5)	(1)	(165)	(1)	(171)
(Loss) income before income taxes	$(433)	$231	$(260)	$510
(1)
In 2023, restructuring, asset-related, and other charges primarily includes charges related to the Company's decision to abandon its implementation of a new ERP software platform. In 2022, includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities. Refer to "Note 5 – Restructuring, Asset-related, and Other charges" for further details.
(2)
Refer to “Note 6 – Other Income (Expense), Net” to the Interim Consolidated Financial Statements for further details.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(4)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and related legal fees. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(5)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.

Note 25. Subsequent Events

On July 27, 2023, the Company announced its plan to close its Titanium Technologies segment manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, which the Company’s Board of Directors approved on July 26, 2023. The operations at Kuan Yin produce dry and slurry TiO₂. The Company expects to immediately begin decommissioning the plant and dismantling and removal thereafter.

As a result, in the third quarter 2023, the Company expects to record pre-tax asset-related impairment, restructuring, and other charges in the range of approximately $150 to $160, comprised primarily of non-cash charges of approximately $130 related to property, plant and equipment, inventory and other assets, and cash charges related to severance, contract termination and other charges in range of approximately $20 to $30. The Company also expects to incur additional charges in the range of approximately $25 to $45 for decommissioning, dismantling and removal costs from third quarter 2023 and thereafter, which will be expensed as incurred.

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

The Chemours Company

We recognize that our responsibility to all stakeholders goes well beyond our Corporate Responsibility Commitment ("CRC") goals, and our commitment to sustainability cannot be separated from our growth strategy or our vision. As a result, in 2023 we are aligning our sustainability focus and actions to the four key strategic pillars that support our Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All. The four key areas support an effort to achieve, among other goals, increased sustainability of our products, addressing our carbon emissions, and increased diversity and inclusion in our global workforce. We call this responsible chemistry – it is rooted in who we are, and we expect that our CRC will drive sustainable, long-term earnings growth.

Our core values, together with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential. Sustainability is embedded within our growth strategy as a company, with 10 ambitious goals that we aim to achieve by 2030, built on our key strategic pillars of Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. While we utilize environmental, social, and governance ("ESG") issue prioritization and a defined governance framework to manage sustainability, our goal is to embed sustainability into our organization and our business managing processes. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce their greenhouse gas ("GHG") emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to continue working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Recent Developments

United States Public Water System Class Action Suit Settlement

On June 1, 2023, we, Corteva/EID, and DuPont, together, entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population, arising out of the aqueous film forming foam multi-district litigation, that was finalized by a definitive agreement on June 30, 2023 (the "Settlement Agreement"), subject to approval by the United States District Court for the District of South Carolina (the “Court”). The motion for preliminary approval of the Settlement Agreement by the Court was filed on July 10, 2023.

Under the Settlement Agreement, we, Corteva and DuPont will collectively establish and contribute a total of $1.185 billion to a settlement fund (“Water District Settlement Fund”). Contribution rates will be consistent with the MOU, with us (together with our subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts will be funded in full and deposited into the Water District Settlement Fund within ten business days following preliminary approval of the settlement by the Court. In exchange for the payment to the Water District Settlement Fund, we, Corteva and DuPont (together with their subsidiaries) will receive a complete release of the claims from the class, upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by us or the other parties. For the quarter ended June 30, 2023, we accrued $592 million representing our share of the settlement, excluding legal fees. This matter is further described in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Sale of Glycolic Acid Business

On June 1, 2023, we entered into a definitive agreement with PureTech Scientific Inc. to sell our Glycolic Acid business included in Other Segment for cash consideration of approximately $137 million, subject to customary working capital and other adjustments (the “Glycolic Acid Transaction”). As a result, at June 30, 2023, the related assets associated with the Glycolic Acid business disposal group of $29 million were classified as held for sale in the Interim Consolidated Balance Sheet in this Quarterly Report on Form 10-Q. The Glycolic Acid Transaction is expected to close in the third quarter of 2023, subject to customary closing conditions, including regulatory approvals. We expect to recognize a pre-tax gain on this transaction at closing.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,643	$1,915	$3,179	$3,679
Cost of goods sold	1,233	1,418	2,401	2,697
Gross profit	410	497	778	982
Selling, general, and administrative expense	779	254	903	395
Research and development expense	28	25	54	55
Restructuring, asset-related, and other charges	(1)	1	15	12
Total other operating expenses	806	280	972	462
Equity in earnings of affiliates	13	16	25	28
Interest expense, net	(48)	(40)	(90)	(82)
Other (expense) income, net	(2)	38	(1)	44
Income before income taxes	(433)	231	(260)	510
(Benefit from) provision for income taxes	(57)	30	(30)	76
Net (loss) income	(376)	201	(230)	434
Less: Net income attributable to non-controlling interests	—	—	1	—
Net (loss) income attributable to Chemours	$(376)	$201	$(231)	$434
Per share data
Basic (loss) earnings per share of common stock	$(2.52)	$1.29	$(1.55)	$2.75
Diluted (loss) earnings per share of common stock (1)	(2.52)	1.26	(1.55)	2.69
(1)
In periods where we incur a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS under U.S. GAAP, as their inclusion would have an anti-dilutive effect. As such, with respect to the U.S. GAAP measure of diluted EPS, the impact of potentially dilutive securities is excluded from our calculation for the three and six months ended June 30, 2023.

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2023, compared with the same periods in 2022.

Change in net sales from prior period	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Price	2%	4%
Volume	(16)%	(17)%
Currency	—%	(1)%
Total change in net sales	(14)%	(14)%

Our net sales decreased by $272 million (or 14%) to $1.6 billion for the three months ended June 30, 2023, compared with net sales of $1.9 billion for the same period in 2022. The decrease in our net sales for the three months ended June 30, 2023 was primarily attributable to a decrease in volume of 16%, partially offset by an increase in price of 2%. Volume decreased across all our reportable segments. Price increases were attributed to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

Our net sales decreased by $500 million (or 14%) to $3.2 billion for the six months ended June 30, 2023, compared with net sales of $3.7 billion for the same period in 2022. The decrease in our net sales for the six months ended June 30, 2023 was primarily attributable to a decrease in volume of 17%, partially offset by an increase in price of 4%. Volume decreases were attributed to our Titanium Technologies and Advanced Performance Materials segments, partially offset by higher volume in our Thermal & Specialized Solutions segment. Price increased across all our reportable segments. Unfavorable currency movements across all our reportable segments added a net headwind of 1% to our net sales.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $185 million (or 13%) and $296 million (or 11%) to $1.2 billion and $2.4 billion for three and six months ended June 30, 2023, respectively, compared with COGS of $1.4 billion and $2.7 billion for the same periods in 2022. The decrease in our COGS for the three and six months ended June 30, 2023 was primarily attributable to lower sales volume, partially offset by higher raw material costs due to inflation and lower fixed cost absorption in our Titanium Technologies segment.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $525 million (or over 100%) and $508 million (or over 100%) to $779 million and $903 million for the three and six months ended June 30, 2023, respectively, compared with SG&A expense of $254 million and $395 million for the same periods in 2022. The increase in our SG&A expense for the three and six months ended June 30, 2023 was primarily attributable to approximately $644 million of legal charges, which includes the $592 million of legal charges related to the Settlement Agreement. The increase was partially offset by lower off-site environmental remediation costs of approximately $109 million and $122 million at our Fayetteville Works site in Fayetteville, North Carolina ("Fayetteville") relative to the three and six months ended June 30, 2022, respectively.

Research and Development Expense

Our research and development (“R&D”) expense increased by $3 million (or 12%) and decreased by $1 million (or 2%) to $28 million and $54 million for the three and six months ended June 30, 2023, respectively, compared with R&D expense of $25 million and $55 million for the same periods in 2022. The increase in our R&D expense for the three months ended June 30, 2023 was primarily attributable to spending during the second quarter of 2023 related to certain projects that were previously delayed given macroeconomic conditions.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges were $(1) million and $15 million for the three and six months ended June 30, 2023, respectively, compared with restructuring, asset-related, and other charges of $1 million and $12 million for the three and six months ended June 30, 2022, respectively. Our restructuring, asset-related, and other charges in the six months ended June 30, 2023 were primarily attributable to charges of $16 million resulting from our decision to abandon the implementation of a new enterprise resource planning ("ERP") software platform. Our restructuring, asset-related, and other charges for the six months ended June 30, 2022 were primarily attributable to $5 million of asset charges resulting from our decision to suspend business with Russian entities due to the conflict between Russia and Ukraine, and $6 million of employee separation charges incurred in connection with our 2022 restructuring programs.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $3 million (or 19%) and $3 million (or 11%) to $13 million and $25 million for the three and six months ended June 30, 2023, respectively, compared with equity in earnings of affiliates of $16 million and $28 million for the same periods in 2022. The decrease in our equity in earnings of affiliates for the three and six months ended June 30, 2023 was primarily attributable to lower demand in the region where our investees' operate.

Interest Expense, Net

Our interest expense, net increased by $8 million (or 20%) and $8 million (or 10%) to $48 million and $90 million for the three and six months ended June 30, 2023, respectively, compared with interest expense, net of $40 million and $82 million for the same periods in 2022. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt, partially offset by higher interest income. For the six months ended June 30, 2023 the comparative increase in interest expense, net was also partially offset by gain on interest rate swaps.

Other (Expense) Income, Net

Our other (expense) income, net increased by $40 million (or over 100%) and $45 million (or over 100%) to other expense, net of $2 million and $1 million for the three and six months ended June 30, 2023, respectively, compared with other income, net of $38 million and $44 million for the same periods in 2022. The decrease in our other income was primarily attributable to unfavorable changes in net exchange gains and losses, driven by the devaluation of the Argentine peso and the strengthening of the euro against the U.S. dollar. For the three and six months ended June, 30, 2022, we also recognized a net pre-tax gain on sale of $11 million and $18 million, respectively, associated with the sale of land at our former operating site in Beaumont, Texas (the "Beaumont Transaction") and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the "Pascagoula Transaction").

(Benefit from) Provision for Income Taxes

We had a benefit from income taxes of $57 million and provision for $30 million for the three months ended June 30, 2023 and 2022, respectively, which represented effective tax rates of 13% in both periods. The $87 million decrease in our provision for income taxes for the three months ended June 30, 2023 was attributable to the tax benefit of $88 million associated with the Settlement Agreement in the second quarter of 2023. The decrease in profitability and changes in our geographic mix of earnings also contributed to the changes in provision for income taxes and the related effective tax rates.

We had a benefit from income taxes of $30 million and a provision for income taxes of $76 million for the six months ended June 30, 2023 and 2022, respectively, which represented effective tax rates of 11% and 15%, respectively. The $106 million decrease in our provision for income taxes and lower effective tax rate for the six months ended June 30, 2023 were primarily attributable to the same factors discussed in the preceding paragraph.

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
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including certain legal and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the Memorandum of Understanding (“MOU”) that were previously excluded from Adjusted EBITDA.

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Titanium Technologies	$87	$216	$156	$422
Thermal & Specialized Solutions	214	213	399	387
Advanced Performance Materials	81	107	165	194
Other Segment	5	(2)	15	(2)
Corporate and Other	(63)	(59)	(107)	(123)
Total Adjusted EBITDA	$324	$475	$628	$878

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$707	$968	$1,339	$1,897
Adjusted EBITDA	87	216	156	422
Adjusted EBITDA margin	12%	22%	12%	22%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Price	—%	2%
Volume	(27)%	(31)%
Currency	—%	—%
Total change in segment net sales	(27)%	(29)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $261 million (or 27%) to $707 million for the three months ended June 30, 2023, compared with segment net sales of $968 million for the same period in 2022. The decrease in segment net sales for the three months ended June 30, 2023 was primarily attributable to a decrease in volume of 27%. Volumes decreased due to softer market demand in all regions. Prices were flat in comparison to the prior period, as contractual price increases offset the decline in global flex and distribution channels. Currency was flat for the three months ended June 30, 2023 when compared to the same period of the prior year.

Our Titanium Technologies segment’s net sales decreased by $558 million (or 29%) to $1.3 billion for the six months ended June 30, 2023, compared with segment net sales of $1.9 billion for the same period in 2022. The decrease in segment net sales for the six months ended June 30, 2023 was primarily attributable to a decrease in volume of 31%, partially offset by an increase in price of 2%. Volumes decreased due to softer market demand in all regions. Prices increased primarily due to contractual price increases and actions to offset higher year-over-year inflation. Currency was flat for the six months ended June 30, 2023 when compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2023, segment Adjusted EBITDA decreased by $129 million (or 60%) to $87 million and Adjusted EBITDA margin decreased by approximately 1,000 basis points to 12%, compared with segment Adjusted EBITDA of $216 million and Adjusted EBITDA margin of 22% for the same period in 2022. For the six months ended June 30, 2023, segment Adjusted EBITDA decreased by $266 million (or 63%) to $156 million and Adjusted EBITDA margin decreased by approximately 1,000 basis points to 12%, compared with segment Adjusted EBITDA of $422 million and Adjusted EBITDA margin of 22% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin during the three and six months ended June 30, 2023 were primarily attributable to the aforementioned decrease in sales volumes, the effects of inflation on costs, and lower fixed cost absorption.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$523	$518	$1,009	$943
Adjusted EBITDA	214	213	399	387
Adjusted EBITDA margin	41%	41%	40%	41%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and six months ended June 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Price	2%	3%
Volume	(1)%	4%
Currency	—%	—%
Total change in segment net sales	1%	7%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $5 million (or 1%) to $523 million for the three months ended June 30, 2023, compared with segment net sales of $518 million for the same period in 2022. The increase in segment net sales for the three months ended June 30, 2023 was primarily attributable to an increase in price of 2%, partially offset by a decrease in volume of 1%. Prices increased across the portfolio, excluding automotive end markets, due to changing market and regulatory dynamics and steady value-based pricing growth within our Refrigerants and Foam, Propellants and Other Products portfolio. Volumes decreased slightly due to lower volumes for legacy refrigerants partially offset by increased demand for OpteonTM products. Currency was flat for the three months ended June 30, 2023 when compared to the same period of the prior year.

Our Thermal & Specialized Solutions segment’s net sales increased by $66 million (or 7%) to $1 billion for the six months ended June 30, 2023, respectively, compared with segment net sales of $943 million for the same period in 2022. The increase in segment net sales for the six months ended June 30, 2023 was primarily attributable to increases in volume of 4% and price of 3%. Volumes increased due to strong automotive original equipment manufacturer demand and continued adoption of OpteonTM products. Prices increased across the portfolio, excluding automotive end markets, due to changing market and regulatory dynamics and steady value-based pricing growth within our Refrigerants and Foam, Propellants and Other Products portfolio. Currency was flat for the six months ended June 30, 2023 when compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2023, segment Adjusted EBITDA increased by $1 million (or less than 1%) to $214 million, compared with segment Adjusted EBITDA of $213 million for the same period in 2022. Adjusted EBITDA margin for the three months ended June 30, 2023 was in line with the same period of 2022 at 41%. For the six months ended June 30, 2023, segment Adjusted EBITDA increased by $12 million (or 3%) to $399 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 40%, compared with segment Adjusted EBITDA of $387 million and Adjusted EBITDA margin of 41% for the same period in 2022. The increase in segment Adjusted EBITDA for the three months ended June 30, 2023, was primarily attributable to the aforementioned increase in price partially offset by lower legacy refrigerants volume. The increase in segment Adjusted EBITDA for the six months ended June 30, 2023 was primarily attributable to the aforementioned increase in sales volume and price, partially offset by higher raw material costs and lower earnings from our equity affiliates and other income. The decrease in Adjusted EBITDA margin during the six months ended June 30, 2023 was primarily attributable to the aforementioned higher raw material costs and lower earnings from our equity affiliates and other income.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$387	$401	$775	$786
Adjusted EBITDA	81	107	165	194
Adjusted EBITDA margin	21%	27%	21%	25%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and six months ended June 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Price	7%	9%
Volume	(9)%	(8)%
Currency	(1)%	(2)%
Total change in segment net sales	(3)%	(1)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $14 million (or 3%) and $11 million (or 1%) to $387 million and $775 million for the three and six months ended June 30, 2023, respectively, compared with segment net sales of $401 million and $786 million for the same period in 2022. The decreases in segment net sales for the three and six months ended June 30, 2023 were primarily attributable to a decreases in volume of 9% and 8%, respectively, partially offset by increases in price of 7% and 9%, respectively. Volumes decreased due to demand softening in the Advanced Materials portfolio which serves more economically sensitive end-markets and lower demand in non-strategic end-markets where some volume fade has been accelerated given our strategy to drive higher value, Performance Solutions product offerings. Prices increased due to increasing sales in high-value end-markets, including advanced electronics and clean energy, in the Performance Solutions portfolio, as well as pricing actions to offset higher raw material costs in our Advanced Materials portfolio. Unfavorable currency movements added a 1% and 2% headwind to the segment’s net sales during the three and six months ended June 30, 2023, respectively.

Our Performance Solutions portfolio’s net sales were $140 million and $284 million for the three and six months ended June 30, 2023, respectively, and $120 million and $240 million for the same period in 2022. Our Advanced Materials portfolio’s net sales were $247 million and $491 million for the three and six months ended June 30, 2023, respectively, and $281 million and $546 million for the same period in 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2023, segment Adjusted EBITDA decreased by $26 million (or 24%) to $81 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 21%, compared with segment Adjusted EBITDA of $107 million and Adjusted EBITDA margin of 27% for the same period in 2022. For the six months ended June 30, 2023, segment Adjusted EBITDA decreased by $29 million (or 15%) to $165 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 21%, compared with segment Adjusted EBITDA of $194 million and Adjusted EBITDA margin of 25% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and six months ended June 30, 2023 were primarily attributable to the aforementioned decreases in sales volume driving lower fixed cost absorption, impact of higher raw material costs, and the continued effects of inflation on other costs.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $4 million (or 7%) and decreased by $16 million (or 13%) to $63 million and $107 million for the three and six months ended June 30, 2023, respectively, compared with Corporate and Other costs of $59 million and $123 million for the same periods in 2022. The increase in Corporate and Other costs for the three months ended June 30, 2023, was primarily attributable to higher legacy environmental and legal costs. The decrease in Corporate and Other costs for the six months ended June 30, 2023, was primarily attributable to lower legacy environmental costs and lower long-term performance-related compensation relative to the first half of 2022.

2023 Outlook

Our 2023 results will be driven by the following expectations in each of our reportable segments:

•
Titanium Technologies – Anticipate a delayed recovery, with second half demand expected to be flat to slightly improved compared to the first half, given uneven and uncertain macroeconomic conditions globally;
•
Thermal & Specialized Solutions – Continued OpteonTM adoption in mobile and stationary applications ahead of the next EU and United States HFC step-down in 2024, paired with uncertainty in the rate of automotive and construction end-market demand recovery. Expect typical seasonality in customer demand trends in the second half of the year; and
•
Advanced Performance Materials – Anticipate weaker demand for products in the Advanced Materials portfolio which serves economically sensitive end-markets, paired with continued elevated input costs, partially offset by improved customer demand for high-value, differentiated products in the Performance Solutions portfolio.

We expect that our capital expenditures will be approximately $400 million, with approximately $200 million for growth capital expenditures and approximately $200 million for run and maintain, and sustainability.

Our outlook for 2023 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, macro-economic factors may be impacted by factors beyond our control, including the ongoing Russia-Ukraine conflict. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2022 and those updated in Item 1A – Risk Factors within this Quarterly Report on Form 10-Q for the period ended June 30, 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, which includes borrowing capacity under our revolving credit facility. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. Despite the current challenging market conditions across the industry, we anticipate that through our cost efforts and growth initiatives, our operations will provide sufficient liquidity, together with the availability under our Revolving Credit Facility, to support the cash needs for the businesses. We have a historical pattern of seasonality, with working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. The availability under our Revolving Credit Facility of $801 million as of June 30, 2023 is subject to the last 12 months of our consolidated EBITDA and senior secured net debt as defined under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 15 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which, except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At June 30, 2023, our consolidated balance sheets include $621 million for environmental remediation liabilities, of which $148 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $148 million, $97 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy "PFAS" (perfluoroalkyl and polyfluoroalkyl substances) liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Through June 30, 2023, aggregate Qualified Spend including settlements, by us, DuPont, and Corteva under the MOU amounted to $393 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the next escrow payment of $50 million is expected to be made on or before September 30, 2023 and on or before September 30 of each subsequent year through and including 2028. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Settlement Agreement Water District Settlement Fund – In June 2023, we, Corteva/EID, and DuPont, together, entered into the Settlement Agreement, under which the parties will collectively establish and contribute a total of $1.185 billion to the Water District Settlement Fund. Contribution rates will be consistent with the binding MOU entered into among the parties in January 2021, with us contributing 50% (or approximately $592 million), and DuPont and Corteva collectively contributing the remaining 50%. The settlement amounts will be funded by the parties in full and deposited into the Water District Settlement Fund within ten business days following preliminary approval of the settlement by the Court. We expect to fund our share of the settlement with a combination of available cash, funds available under the MOU escrow account, which as of June 30, 2023 amounted to $207 million, and, as applicable, borrowings from financing arrangements available to us. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations, including the funding of the Water District Settlement Fund, through at least July 2024. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $150 million per year, and, on July 26, 2023, we announced our quarterly cash dividend of $0.25 per share for the third quarter of 2023. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $458 million of our outstanding common stock. The share repurchase program may be suspended or discontinued at any time. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

At June 30, 2023, we had total cash and cash equivalents of $738 million, of which $446 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the six months ended June 30, 2023, we received approximately $174 million of net cash in the U.S. through intercompany dividends and loans. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash (used for) provided by operating activities	$(58)	$293
Cash used for investing activities	(157)	(145)
Cash used for financing activities	(146)	(320)

Operating Activities

We used $58 million in cash flows for, and generated $293 million in cash flows from our operating activities during the six months ended June 30, 2023 and 2022, respectively. The decrease in our operating cash inflows was primarily attributable to lower earnings, changes in net working capital, primarily due to higher payment of payables due to timing of inventory build and higher cost of raw materials, and higher spend at our Fayetteville site. These decreases were partially offset by lower incentive compensation payment in the first half of 2023 compared to the first half of 2022 and the one-time payment of the $25 million settlement with the State of Delaware in the first half of 2022 that did not recur in 2023.

Investing Activities

We used $157 million and $145 million in cash flows for our investing activities during the six months ended June 30, 2023 and 2022, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $149 million and $168 million, respectively. Cash outflows from investing activities during the six months ended June 30, 2022 were partially offset by $17 million of cash proceeds related to the Beaumont Transaction and $16 million of cash proceeds related to the Pascagoula Transaction.

Financing Activities

We used $146 million in cash flows for our financing activities during the six months ended June 30, 2023 which were primarily attributable to our capital allocation activities, resulting in $51 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $75 million of cash dividends.

We used $320 million in cash flows for our financing activities during the six months ended June 30, 2022 which were primarily attributable to our capital allocation activities, resulting in $272 million in purchases of our issued and outstanding common stock under our 2022 and 2018 Share Repurchase Programs and $78 million of cash dividends. These cash outflows were partially offset by $48 million of net proceeds from stock option exercises.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2023 and December 31, 2022.

(Dollars in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$738	$1,102
Restricted cash and restricted cash equivalents	207	—
Accounts and notes receivable, net	890	626
Inventories	1,446	1,404
Prepaid expenses and other	64	82
Assets held for sale	29	—
Total current assets	$3,374	$3,214

Restricted cash and restricted cash equivalents of $207 million represents cash and cash equivalents deposited in an escrow account as per the terms of the MOU, and it was classified as a current asset at June 30, 2023 in line with the expected timing of funding the Settlement Agreement.

Our accounts and notes receivable, net increased by $264 million (or 42%) to $890 million at June 30, 2023, compared with accounts and notes receivable, net of $626 million at December 31, 2022. This increase in our accounts and notes receivable, net at June 30, 2023 was primarily attributable to the timing of collections from our customers and higher sales in the second quarter of 2023 driving higher receivables when compared to the fourth quarter of 2022, partially offset by the increased utilization of our Securitization Facility.

Our inventories increased by $42 million (or 3%) to $1.4 billion at June 30, 2023, compared with inventories of $1.4 billion at December 31, 2022. The increase in our inventories at June 30, 2023 was primarily attributable to build-up of our finished product inventories within our Advanced Performance Materials business in anticipation of upcoming planned plant maintenance during the second half of 2023, along with an increase in the value of our raw material inventories due to higher raw material costs.

Our prepaid expenses and other decreased by $18 million (or 22%) to $64 million at June 30, 2023, compared with prepaid expenses and other of $82 million at December 31, 2022. The decreases in our prepaid expenses and other was primarily due to a decrease in our prepaid insurance premiums.

Assets held for sale of $29 million at June 30, 2023 relates to the sale of our Glycolic Acid business discussed further in "Note 3 - Acquisitions and Divestitures" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2023 and December 31, 2022.

(Dollars in millions)	June 30, 2023	December 31, 2022
Accounts payable	$1,009	$1,251
Compensation and other employee-related costs	78	121
Short-term and current maturities of long-term debt	25	25
Current environmental remediation	148	194
Other accrued liabilities	930	300
Total current liabilities	$2,190	$1,891

Our accounts payable decreased by $242 million (or 19%) to $1 billion at June 30, 2023 compared with accounts payable of $1.3 billion at December 31, 2022. The decrease in our accounts payable at June 30, 2023 was primarily attributable to the timing of vendor payments and lower purchases due to lower demand.

Our compensation and other employee-related costs decreased by $43 million (or 36%) to $78 million at June 30, 2023 compared with compensation and other employee-related costs of $121 million at December 31, 2022. The decrease in our compensation and other employee-related costs at June 30, 2023 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2022 employee performance-based compensation during the first quarter of 2023.

Our current environmental remediation decreased by $46 million (or 24%) to $148 million at June 30, 2023 compared with current environmental remediation of $194 million at December 31, 2022. The decrease in our current environmental remediation at June 30, 2023 was primarily attributable to the construction at Fayetteville following completion of the barrier wall and groundwater extraction and treatment systems to meet the requirements of the Consent Order (“CO”) from the North Carolina Department of Environmental Quality (the “NC DEQ”).

Our other accrued liabilities increased by $630 million (or over 100%) to $930 million at June 30, 2023 compared with other accrued liabilities of $300 million at December 31, 2022. The increase in our other accrued liabilities was primarily attributable to litigation and other legal accruals, including the $592 million accrual related to the Settlement Agreement. The litigation matters are further discussed in "Note 17 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 15 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our credit facilities and notes.

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

(Dollars in millions)	Six Months Ended June 30, 2023
Net sales	$2,143
Gross profit	452
Loss before income taxes	(415)
Net loss	(367)
Net loss attributable to Chemours	(367)

(Dollars in millions)	June 30, 2023	December 31, 2022
Assets
Current assets (1,2,3)	$1,766	$1,553
Long-term assets (4,5)	3,197	3,485

Liabilities
Current liabilities (2)	$1,940	$1,554
Long-term liabilities	4,547	4,528
(1)
Current assets includes $292 million and $514 million of cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
(2)
Current assets includes $456 million and $326 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2023 and December 31, 2022, respectively. Current liabilities includes $282 million and $318 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2023 and December 31, 2022, respectively.
(3)
As of June 30, 2023 and December 31, 2022, $124 million and $46 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $210 million and $303 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at June 30, 2023 and December 31, 2022, respectively.
(5)
Current assets at June 30, 2023 and December 31, 2022 includes $207 million and $0 million, respectively, of restricted cash and restricted cash equivalents related to an escrow account as per terms of the MOU. Long-term assets at June 30, 2023 and December 31, 2022 includes $0 million and $202 million, respectively, of restricted cash and restricted cash equivalents at December 31, 2022 related to an escrow account as per the terms of the MOU.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time. See "Note 13 – Accounts Payable" to the Interim Consolidated Financial Statements for further details regarding supplier financing programs.

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

See "Note 15 – Debt" to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at June 30, 2023 and December 31, 2022 include environmental remediation liabilities of $621 million and $668 million, respectively, relating to these matters, which, as discussed in further detail below, include $418 million and $465 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at June 30, 2023. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2023 and December 31, 2022, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	June 30, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$29	$30
Fayetteville Works, Fayetteville, North Carolina	418	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	17	17
Washington Works, West Virginia	21	17
All other sites	95	98
Total environmental remediation	$621	$668

The five sites listed above represent 85% of our total accrued environmental remediation liabilities at June 30, 2023 and December 31, 2022. For these five sites, we expect to spend, in the aggregate, $200 million over the next three years. For all other sites, we expect to spend $58 million over the next three years.

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

The Chemours Company

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, we manufacture fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and polymerization aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, NafionTM membranes, and the related polymerization aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

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

In 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum. In June 2023, we completed the construction of the barrier wall with a groundwater extraction and treatment system in accordance with the requirements under the CO, subject to receipt of final quality assurance samples, engineers certification and NC DEQ’s review.

Further discussion related to Fayetteville is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

In 2021, we resolved the claims asserted by EPA related to past indirect costs associated with the 2012 ROD as amended, and the 2014 agreement entered into with EPA and the State of Indiana. In September 2022, EPA confirmed the selection of remedial actions for modified Zone 1 and provided notice to all relevant parties, including IDA, to cause the agreements between EPA, DOJ, the State of Indiana, us and other PRPs to become effective. We expect that our future costs relating to the USS Lead site will be contingent on implementation of these agreements, resolution of EPA’s costs as well as any final allocation between PRPs.

The Chemours Company

Washington Works, Parkersburg, West Virginia (“Washington Works”)

The Washington Works complex is located on the eastern shore of the Ohio River south of Parkersburg, West Virginia. The facility encompasses approximately 400 acres, which were purchased by EID in the late 1940’s. Other nearby land parcels purchased by EID included Blennerhassett Island, and three separate properties where West Virginia Department of Environmental Protection ("WV DEP") permitted landfills were operated. Site operations began in 1948 and included the manufacture of nylon, filaments, and acrylics. In 1949, fluoropolymer manufacturing began, and in 1959, Delrin production was started. Landfill operations occurred from the 1960’s through the early 2000’s when all three were closed according to WV DEP approved closure plans. Beginning in 2014, EID no longer used PFOA as a polymerization aid to manufacture some fluoropolymer resins at Washington Works.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. Accruals related to these remedial actions were $21 million and $17 million as of June 30, 2023 and December 31, 2022, respectively.

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

Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $15 million as of June 30, 2023 and December 31, 2022, and were included in Accrued Litigation liability in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

Climate Change

Central to our CRC are our ten goals that we aim to achieve by 2030 that map to the United Nations Sustainable Development Goals. We recognize that our responsibility to all stakeholders goes well beyond our CRC goals, and our commitment to sustainability cannot be separated from our growth strategy or our vision. As a result, in 2023 we are aligning our sustainability focus and actions to the four key strategic pillars that support our Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All.

The Environmental Leadership pillar underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our shared planet 2030 goals are comprised of the following:

•
60% reduction in Scope 1 and Scope 2 absolute GHG emissions;
•
99% or more reduction of air and water process emissions of fluorinated organic chemicals ("FOCs"); and,
•
70% reduction in landfill volume intensity.

In 2021, we announced an update to our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we announced our signed commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions.

As part of the Innovation and Sustainable Solutions pillar, we are reimagining our portfolio to offer solutions that are also safer, healthier, and more resilient for a world that demands more. We believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, our customers, and our communities. Climate change matters for our company are likely to be driven by changes in physical and transition risk, such as regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy-efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and are well-positioned to take advantage of opportunities that may arise from increased consumer demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of hydrofluorocarbons ("HFCs"), including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the recently enacted U.S. American Innovation and Manufacturing Act (“AIM”), promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential (“GWP”) and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. By the year 2025, we estimate that our low GWP products will eliminate an estimated 325 million tons of carbon dioxide equivalents on a global basis.

We are a proponent of the recently passed bipartisan AIM Act, that went into effect in 2022, and will begin the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site. This project was operational as of October 2022 and we are completing compliance validation of the system under an extension granted by the EPA.

In our Advanced Performance Materials segment, our growth prospects in fluoropolymers are also enhanced by regulation driving the increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, and enabling vehicle electrification and the shift to hydrogen-powered vehicles. We expect the use of our fluoropolymers in vehicles to increase, driven by the automotive industry’s trends toward energy efficiency and clean energy due to evolving emissions performance regulations and increasing adoption of electric vehicles. Our fluoropolymer technology supports growing market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

PFAS

Refer to our discussion in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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
•
(gains) losses on sales of assets and business; and,
•
other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including certain legal and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

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

The Chemours Company

The following table sets forth a reconciliation of our net (loss) income attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net (loss) income attributable to Chemours	$(376)	$201	$(231)	$434
Non-operating pension and other post-retirement employee benefit income	—	(2)	—	(3)
Exchange losses, net	5	3	12	3
Restructuring, asset-related, and other charges (1)	(1)	—	15	16
Gain on sales of assets and businesses	—	(26)	—	(27)
Qualified spend recovery (2)	(18)	(13)	(32)	(27)
Legal charges (3)	644	5	645	7
Environmental charges (4)	1	165	1	171
Adjustments made to income taxes (5)	—	(2)	(4)	(6)
Benefit from income taxes relating to reconciling items (6)	(88)	(29)	(91)	(28)
Adjusted Net Income	167	302	315	540
Net income attributable to non-controlling interests	—	—	1	—
Interest expense, net	48	40	90	82
Depreciation and amortization	78	72	157	146
All remaining provision for income taxes	31	61	65	110
Adjusted EBITDA	$324	$475	$628	$878

Weighted-average number of common shares outstanding - basic	149,095,543	156,224,802	149,046,585	158,051,092
Dilutive effect of our employee compensation plans (7)	1,517,177	3,442,411	1,849,679	3,562,159
Weighted-average number of common shares outstanding - diluted	150,612,720	159,667,213	150,896,264	161,613,251

Per share data
Basic (loss) earnings per share of common stock (8)	$(2.52)	$1.29	$(1.55)	$2.75
Diluted (loss) earnings per share of common stock (7) (8)	(2.52)	1.26	(1.55)	2.69
Adjusted basic earnings per share of common stock (8)	1.11	1.93	2.11	3.42
Adjusted diluted earnings per share of common stock (7) (8)	1.10	1.89	2.08	3.34
(1)
In 2023, restructuring, asset-related, and other charges primarily includes charges related to our decision to abandon implementation of our new ERP software platform. In 2022, includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and our decision to suspend our business with Russian entities. Refer to "Note 5 - Restructuring, Asset-Related and Other Charges" to the Interim Consolidated Financial Statements for further details.
(2)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(3)
Legal charges pertains to litigation settlements, PFOA drinking water treatment accruals, and related legal fees. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.
(4)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.
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
(7)
In periods where we incur a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS under U.S. GAAP, as their inclusion would have an anti-dilutive effect. As such, with respect to the U.S. GAAP measure of diluted EPS, the impact of potentially dilutive securities is excluded from our calculation for the three and six months ended June 30, 2023. With respect to the non-GAAP measure of adjusted diluted EPS, the impact of potentially dilutive securities is included in our calculation for the three and six months ended June 30, 2023, as Adjusted Net Income was in a net income position.
(8)
Figures may not recalculate exactly due to rounding. Basic and diluted (loss) earnings per share are calculated based on unrounded numbers.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash (used for) provided by operating activities	$(58)	$293
Less: Purchases of property, plant, and equipment	(149)	(168)
Free Cash Flows	$(207)	$125

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve Months Ended June 30,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$1,111	$1,557
Less: Depreciation and amortization (1)	(303)	(300)
Adjusted EBIT	$808	$1,257

	As of June 30,
(Dollars in millions)	2023	2022
Total debt, net (2)	$3,629	$3,680
Total equity	810	1,215
Less: Cash and cash equivalents	(738)	(1,248)
Invested capital, net	$3,701	$3,647
Average invested capital (3)	$3,731	$3,667

Return on Invested Capital	22%	34%
(1)
Reconciliations of net (loss) income attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net (loss) income attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2023 and 2022.
(2)
Total debt principal minus unamortized issue discounts of $4 million and $5 million and debt issuance costs of $20 million and $25 million at June 30, 2023 and 2022, respectively.
(3)
Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of June 30,
(Dollars in millions)	2023	2022
Total debt principal	$3,653	$3,710
Less: Cash and cash equivalents	(738)	(1,248)
Total debt principal, net	$2,915	$2,462

	Twelve Months Ended June 30,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$1,111	$1,557

Net Leverage Ratio	2.6x	1.6x
(1)
Reconciliations of net (loss) income attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net (loss) income attributable to Chemours to Adjusted EBITDA for the six months ended June 30, 2023 and 2022.

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

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. Refer to “Note 21 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $264 million, the fair value of which amounted to less than $1 million. At December 31, 2022, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $1 million. We recognized net losses of $1 million and $7 million for the three and six months ended June 30, 2023, respectively, and a net gain of $5 million and a net loss of $1 million for the three and six months ended June 30, 2022, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2023, we had 133 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $181 million, the fair value of which amounted to negative $3 million. At December 31, 2022, we had 153 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $2 million. We recognized pre-tax losses of $1 million and $3 million for the three and six months ended June 30, 2023, respectively, and a pre-tax gains of $6 million and $11 million for the three and six months ended June 30, 2022, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2023, $1 million and $7 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2022, $3 million and $6 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $10 million and $23 million for the three and six months ended June 30, 2023, respectively, and pre-tax gains of $32 million and $58 million for the three and six months ended June 30, 2022, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of June 30, 2023, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these and other litigation matters is included in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Fayetteville, North Carolina

Actions related to Fayetteville, other than those by the State of North Carolina, as discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, are shown below.

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

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA, alleging certain Toxic Substances Control Act (“TSCA”) violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019 and at this time management does not believe that a loss is probable related to this NOV. We have also received NOVs from the NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

Our costs to comply with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of emission control equipment, or additional costs associated with emissions control equipment. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future. Refer to “Environmental Matters” within Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further information.

As discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of HFPO Dimer Acid and PFAS from Fayetteville into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the recorded reserve estimates. The final costs of the barrier wall and groundwater treatment system will depend primarily on permitting, timely completion of construction based on the approved design, and actual labor and material costs. Unanticipated schedule delays or other factors beyond our control could lead to further increases in the cost of the barrier wall and groundwater treatment system, which could be material.

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

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require PFAS manufacturers to conduct testing pursuant to the TSCA orders. EPA has indicated that we will receive orders for certain of such compounds, including seven of the testing orders that will be issued for PFAS compounds alleged to be associated with Fayetteville. In June 2022, EPA issued its first TSCA Section 4(a)(2) order under this program to five recipients, including us and EID. In January 2023, EPA issued a second TSCA Section 4(a)(2) order to four recipients, including us and EID. The recipients of each test order formed a consortia to jointly meet with the EPA, respond to the order, conduct testing and share costs to execute testing as determined with EPA. The timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material.

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

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended June 30, 2023.

(Dollars in millions, except per share amounts)				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That May
	Total Number		Purchased as Part	Yet be Purchased
	of Shares	Average Price	of Publicly	Under the Plans
	Purchased	Paid per Share	Announced	or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended April 30, 2023	-	$-	-	$496
Month ended May 31, 2023	810,740	28.68	810,740	473
Month ended June 30, 2023	461,001	33.07	461,001	458
Total	1,271,741	$30.27	1,271,741	$458
(1)
The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, taxes, commissions, and other charges for the related transactions.

Through June 30, 2023, we purchased a cumulative 9,892,055 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $292 million at an average share price of $29.55 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2023 was $458 million.

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

10.1

Settlement Agreement, dated June 30 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc.and representatives of certain U.S. public water systems as set out therein (incorporate by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 30, 2023).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	July 28, 2023

By:	/s/ Jonathan Lock

Jonathan Lock
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)