Form 10-Q
period 2023-09-30
Chemours Co
filed 2023-10-27
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 148,438,276 shares of common stock, $0.01 par value, outstanding at October 23, 2023.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,487	$1,777	$4,666	$5,456
Cost of goods sold	1,206	1,345	3,607	4,042
Gross profit	281	432	1,059	1,414
Selling, general, and administrative expense	165	140	1,067	535
Research and development expense	28	32	82	88
Restructuring, asset-related, and other charges	124	(1)	139	10
Total other operating expenses	317	171	1,288	633
Equity in earnings of affiliates	13	16	38	44
Interest expense, net	(55)	(41)	(145)	(123)
(Loss) gain on extinguishment of debt	(1)	7	(1)	7
Other income, net	102	56	100	101
Income (loss) before income taxes	23	299	(237)	810
Provision for (benefit from) income taxes	3	59	(26)	135
Net income (loss)	20	240	(211)	675
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$20	$240	$(212)	$675
Per share data
Basic earnings (loss) per share of common stock	$0.13	$1.54	$(1.42)	$4.30
Diluted earnings (loss) per share of common stock	0.13	1.52	(1.42)	4.21

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$20			$240
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$35	$(8)	27	$81	$(19)	62
Unrealized gain on cash flow hedge	7	(1)	6	20	(3)	17
Reclassifications to net income - cash flow hedge	1	—	1	(7)	2	(5)
Hedging activities, net	43	(9)	34	94	(20)	74
Cumulative translation adjustment	(80)	—	(80)	(140)	—	(140)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	(1)	—	(1)	—	—	—
Curtailment gain	10	(1)	9	—	—	—
Effect of foreign exchange rates	4	—	4	9	—	9
Reclassifications to net income:
Amortization of actuarial loss	3	(1)	2	2	—	2
Amortization of prior service gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$15	$(2)	13	$11	$—	11
Other comprehensive loss			(33)			(55)
Comprehensive (loss) income			(13)			185
Less: Comprehensive income attributable to non-controlling interests			—			—
Comprehensive (loss) income attributable to Chemours			$(13)			$185

	Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(211)			$675
Other comprehensive income (loss):
Hedging activities:
Unrealized gain on net investment hedge	$13	$(3)	10	$139	$(33)	106
Unrealized gain on cash flow hedge	5	(1)	4	38	(6)	32
Reclassifications to net income - cash flow hedge	(9)	1	(8)	(13)	3	(10)
Hedging activities, net	9	(3)	6	164	(36)	128
Cumulative translation adjustment	9	—	9	(216)	—	(216)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	(1)	—	(1)	—	—	—
Curtailment gain	10	(1)	9	—	—	—
Effect of foreign exchange rates	2	—	2	16	—	16
Reclassifications to net income:
Amortization of actuarial loss	7	(2)	5	6	(2)	4
Amortization of prior service gain	(2)	—	(2)	(1)	—	(1)
Defined benefit plans, net	$16	$(3)	13	$21	$(2)	19
Other comprehensive income (loss)			28			(69)
Comprehensive (loss) income			(183)			606
Less: Comprehensive income attributable to non-controlling interests			1			—
Comprehensive (loss) income attributable to Chemours			$(184)			$606

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$852	$1,102
Restricted cash and restricted cash equivalents	595	—
Accounts and notes receivable, net	846	626
Inventories	1,314	1,404
Prepaid expenses and other	76	82
Total current assets	3,683	3,214
Property, plant, and equipment	9,243	9,387
Less: Accumulated depreciation	(6,124)	(6,216)
Property, plant, and equipment, net	3,119	3,171
Operating lease right-of-use assets	258	240
Goodwill	102	102
Other intangible assets, net	5	13
Investments in affiliates	192	175
Restricted cash and restricted cash equivalents	—	202
Other assets	589	523
Total assets	$7,948	$7,640
Liabilities
Current liabilities:
Accounts payable	$901	$1,251
Compensation and other employee-related cost	94	121
Short-term and current maturities of long-term debt	23	25
Current environmental remediation	138	194
Other accrued liabilities	1,039	300
Total current liabilities	2,195	1,891
Long-term debt, net	3,944	3,590
Operating lease liabilities	207	198
Long-term environmental remediation	467	474
Deferred income taxes	54	61
Other liabilities	324	319
Total liabilities	7,191	6,533
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 197,344,369 shares issued and 148,364,181 shares outstanding at September 30, 2023; 195,375,810 shares issued and 148,504,030 shares outstanding at December 31, 2022)	2	2
Treasury stock, at cost (48,980,188 shares at September 30, 2023; 46,871,780 shares at December 31, 2022)	(1,807)	(1,738)
Additional paid-in capital	1,030	1,016
Retained earnings	1,845	2,170
Accumulated other comprehensive loss	(315)	(343)
Total Chemours stockholders’ equity	755	1,107
Non-controlling interests	2	—
Total equity	757	1,107
Total liabilities and equity	$7,948	$7,640

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2022	194,761,628	$2	$39,188,959	$(1,517)	$1,005	$2,102	$(378)	$1	$1,215
Common stock issued - compensation plans	2,439	—	—	—	—	—	—	—	—
Exercise of stock options, net	414,511	—	—	—	3	—	—	—	3
Purchases of treasury stock, at cost	—	—	2,910,688	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Net income	—	—	—	—	—	240	—	—	240
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	—	(55)	—	(55)
Balance at September 30, 2022	195,178,578	$2	42,099,647	$(1,604)	$1,015	$2,304	$(433)	$1	$1,285

Balance at July 1, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810
Common stock issued - compensation plans	(16,576)	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	601,734	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	450,667	(17)	—	—	—	—	(17)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	20	—	—	20
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Balance at September 30, 2023	197,344,369	$2	48,980,188	$(1,807)	$1,030	$1,845	$(315)	$2	$757

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	295,736	—	—	—	—	—	—	—	—
Exercise of stock options	3,022,683	—	—	—	51	—	—	—	51
Purchases of treasury stock, at cost	—	—	11,286,220	(357)	—	—	—	—	(357)
Stock-based compensation expense	—	—	—	—	24	—	—	—	24
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(4)	—	—	—	(4)
Net income	—	—	—	—	—	675	—	—	675
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(117)	—	—	(117)
Other comprehensive loss	—	—	—	—	—	—	(69)	—	(69)
Balance at September 30, 2022	195,178,578	$2	42,099,647	$(1,604)	$1,015	$2,304	$(433)	$1	$1,285

Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	836,031	—	—	—	1	(1)	—	—	—
Exercise of stock options	1,132,528	—	—	—	18	—	—	—	18
Purchases of treasury stock, at cost	—	—	2,108,408	(69)	—	—	—	—	(69)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net (loss) income	—	—	—	—	—	(212)	—	1	(211)
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(112)	—	—	(112)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	28	—	28
Balance at September 30, 2023	197,344,369	$2	48,980,188	$(1,807)	$1,030	$1,845	$(315)	$2	$757

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(212)	$675
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	233	217
Gain on sales of assets and businesses, net	(106)	(27)
Equity in earnings of affiliates, net	(32)	(36)
Loss (gain) on extinguishment of debt	1	(7)
Amortization of debt issuance costs and issue discounts	6	7
Deferred tax (benefit) provision	(135)	6
Asset-related charges	123	5
Stock-based compensation expense	13	24
Net periodic pension cost	8	6
Defined benefit plan contributions	(9)	(9)
Other operating charges and credits, net	(14)	(24)
Decrease (increase) in operating assets:
Accounts and notes receivable	(212)	(256)
Inventories and other operating assets	95	(259)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	313	272
Cash provided by operating activities	72	594
Cash flows from investing activities
Purchases of property, plant, and equipment	(235)	(240)
Proceeds from sales of assets and businesses	138	33
Foreign exchange contract settlements, net	(8)	1
Other investing activities	6	(13)
Cash used for investing activities	(99)	(219)
Cash flows from financing activities
Proceeds from issuance of debt	648	—
Debt repayments	(277)	(64)
Payments of debt issuance cost	(4)	(1)
Payments on finance leases	(8)	(9)
Purchases of treasury stock, at cost	(69)	(351)
Proceeds from exercised stock options, net	18	51
Payments related to tax withholdings on vested stock awards	(18)	(4)
Payments of dividends to the Company's common shareholders	(112)	(117)
Cash received from non-controlling interest shareholder	1	—
Cash provided by (used for) financing activities	179	(495)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(9)	(63)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	143	(183)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,304	1,551
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$1,447	$1,368

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$76	$42
Treasury Stock repurchased, not settled	—	10

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in its “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2022. Other than the policies below, there have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Restricted Cash and Restricted Cash Equivalents

The Company classifies cash and cash equivalents that are legally or contractually restricted for withdrawal or usage as restricted cash and restricted cash equivalents. Restricted cash and restricted cash equivalents are classified as a current or non-current asset based on the nature and timing when the cash is expected to be used, and are carried at cost plus interest accrued, which approximates fair value.

Chemours restricted cash and restricted cash equivalents at December 31, 2022 includes cash and cash equivalents deposited in an escrow account as per the terms of the Company’s Memorandum of Understanding (“MOU”) agreement. At September 30, 2023, the Company's restricted cash and restricted cash equivalents principally relates to cash and cash equivalents deposited in the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval. Until a Final Judgment, as defined in the Settlement Agreement, is entered by the Court, the Company maintains a proportional reversionary interest to the underlying restricted cash equivalents in the Water District Settlement Fund, which the Company has classified as restricted cash and restricted cash equivalents. See “Note 17 – Commitments and Contingent Liabilities” for further details on the MOU and Water District Settlement Fund.

Recently Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extended the expiration date of ASU 2020-04 to December 31, 2024. The Company utilized an optional expedient provided under ASU 2020-04 in the first quarter of 2023 in connection with the amendment to its senior secured credit facilities (see "Note 15 – Debt"). As a result, the amendment did not result in any accounting modifications.

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

In June 2023, the Company entered into a definitive agreement with PureTech Scientific Inc. to sell the Company's Glycolic Acid business, included in the Company's Other Segment for cash consideration of approximately $137 (the “Glycolic Acid Transaction”). The Company completed the sale on August 1, 2023, and received net cash proceeds of $138. Upon completion of the Glycolic Acid Transaction, the Company also recorded a net pre-tax gain on sale of $106 in other income (expense), net in the consolidated statements of operations. The sale of the Glycolic Acid business does not represent a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

Cash proceeds received were reflected in the "Cash flows from investing activities" section of the Consolidated Statements of Cash Flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales by geographic region (1)
North America:
Titanium Technologies	$273	$348	$812	$1,028
Thermal & Specialized Solutions	250	239	843	814
Advanced Performance Materials	126	172	424	469
Other Segment	11	21	51	51
Total North America	660	780	2,130	2,362
Asia Pacific:
Titanium Technologies	186	208	513	772
Thermal & Specialized Solutions	42	49	151	143
Advanced Performance Materials	133	189	423	503
Other Segment	3	6	10	18
Total Asia Pacific	364	452	1,097	1,436
Europe, the Middle East, and Africa:
Titanium Technologies	123	177	403	590
Thermal & Specialized Solutions	85	75	291	246
Advanced Performance Materials	69	74	228	219
Other Segment	3	5	11	14
Total Europe, the Middle East, and Africa	280	331	933	1,069
Latin America (2):
Titanium Technologies	108	144	301	384
Thermal & Specialized Solutions	59	54	160	157
Advanced Performance Materials	15	15	43	45
Other Segment	1	1	2	3
Total Latin America	183	214	506	589
Total net sales	$1,487	$1,777	$4,666	$5,456
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company's net sales by product group and segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales by product group and segment
Titanium dioxide and other minerals	$690	$877	$2,029	$2,774
Total Titanium Technologies	690	877	2,029	2,774
Refrigerants	343	327	1,157	1,095
Foam, propellants, and other	93	90	288	265
Total Thermal & Specialized Solutions	436	417	1,445	1,360
Advanced materials	214	317	705	863
Performance solutions	129	133	413	373
Total Advanced Performance Materials	343	450	1,118	1,236
Performance chemicals and intermediates	18	33	74	86
Total Other Segment	18	33	74	86
Total net sales	$1,487	$1,777	$4,666	$5,456

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Contract assets:
Accounts receivable - trade, net (Note 8)	$753	$509
Contract liabilities:
Deferred revenue	$5	$5
Customer rebates (Note 14)	72	90

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2023 were not significant. For the three and nine months ended September 30, 2023, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2023 and December 31, 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2023, Chemours had $367 of remaining performance obligations. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in 2023, approximately 26% as revenue in 2024, and approximately 22% as revenue for each of the years 2025 to 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2023 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three months ended September 30, 2023 and 2022.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate and Other	Total
Three Months Ended September 30, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$20	$—	$—	$—	$—	$20
2023 Restructuring Program	—	—	4	—	2	6
2022 Restructuring Programs	—	—	—	—	(1)	(1)
Total employee separation charges	20	—	4	—	1	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	21	—	—	—	—	21
Total Decommissioning and other charges	21	—	—	—	—	21
Total restructuring and other charges	41	—	4	—	1	46
Asset-related charges:
Titanium Technologies Transformation Plan	77	—	—	—	1	78
Total asset-related charges	77	—	—	—	1	78
Total restructuring, asset-related, and other charges	$118	$—	$4	$—	$2	$124

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate and Other	Total
Three Months Ended September 30, 2022
Employee separation charges	$—	$—	$(1)	$—	$(1)	$(2)
Decommissioning and other charges	—	—	—	1	—	1
Total restructuring and other charges	—	—	(1)	1	(1)	(1)
Asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$(1)	$1	$(1)	$(1)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the nine months ended September 30, 2023 and 2022.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate and Other	Total
Nine Months Ended September 30, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$20	$—	$—	$—	$—	$20
2023 Restructuring Program	—	—	4	—	2	6
2022 Restructuring Programs	—	—	(1)	—	(1)	(2)
ERP Implementation Abandonment Charges	—	—	—	—	1	1
Total employee separation charges	20	—	3	—	2	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	21	—	—	—	—	21
ERP Implementation Abandonment Charges	—	—	—	—	4	4
Total Decommissioning and other charges	21	—	—	—	4	25
Total restructuring and other charges	41	—	3	—	6	50
Asset-related charges:
Titanium Technologies Transformation Plan	77	—	—	—	1	78
ERP Implementation Abandonment Charges	—	—	—	—	11	11
Total asset-related charges	77	—	—	—	12	89
Total restructuring, asset-related, and other charges	$118	$—	$3	$—	$18	$139

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate and Other	Total
Nine Months Ended September 30, 2022
Employee separation charges	$—	$1	$1	$—	$2	$4
Decommissioning and other charges	—	—	—	1	—	1
Total restructuring and other charges	—	1	1	1	2	5
Asset-related charges (1)	5	—	—	—	—	5
Total restructuring, asset-related, and other charges	$5	$1	$1	$1	$2	$10
(1)
In 2022, asset-related charges include asset charges resulting from the conflict between Russia and Ukraine and the Company's decision to suspend its business with Russian entities.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023. The Company expects to fully shut-down the plant during the fourth quarter of 2023. Decommissioning activities are expected to be completed in the first quarter of 2024 and will begin dismantling thereafter. Dismantling and removal activities are expected to be completed in the fourth quarter of 2024.

As a result, during the three months ended September 30, 2023, the Company recorded charges of approximately $111 consisting of asset-related impairments of $78, employee separation costs of $12, contract termination costs of $7 and decommissioning and other charges of $14. The associated severance payments will be made beginning in the fourth quarter 2023 through the second quarter of 2024. Further, the Company expects to incur additional charges in the range of approximately $20 to $30 for decommission, dismantling and removal activities thereafter, which will be expensed as incurred. The Company also recorded $28 related to the write off of certain raw materials that can no longer be utilized following the production shutdown. This amount is recorded in Cost of Goods Sold in the Interim Consolidated Statement of Operations.

Consistent with the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, additional employee separation charges of $8 were recorded in the three months ended September 30, 2023. The employee separation and related payments are expected to be completed in the second quarter of 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2023 Restructuring Program

In addition to the Titanium Technologies plans, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, the Company recorded employee separation charges of $6 for the three and nine months ended September 30, 2023, respectively. The severance costs were recognized as follows: $4 in Advanced Performance Materials and $2 in Corporate and Other. The program and related severance payments are expected to be completed in the second quarter of 2024.

Enterprise Resource Planning ("ERP") Implementation Abandonment Charges

During the first quarter of 2023, the Company decided to abandon its implementation of a new ERP software platform and recorded the following charges: $11 write-off of previously deferred software development costs determined to have no alternative use, $4 related to contract termination charges, and $1 of employee separation charges. Employee severance payments related to this charge are expected to be completed in the first quarter of 2024.

2022 Restructuring Programs

In 2022, management initiated severance programs that were largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, the Company recorded approximately $4 of employee separation costs for the nine months ended September 30, 2022, net of a $2 credit recorded in the three months ended September 30, 2022. As of September 30, 2023, the cumulative amount incurred, in the aggregate, for the Company's 2022 restructuring programs amounted to $8. The severance costs were recognized as follows: $1 in Titanium Technologies, $2 in Thermal & Specialized Solutions, $2 in Advanced Performance Materials and $3 in Corporate and Other. The program and related severance payments are expected to be substantially completed by the first quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2023.

	2022 Restructuring Programs	ERP Implementation Abandonment	Titanium Technologies Transformation Plan	2023 Restructuring Program	Total
Balance at December 31, 2022	$6	$—	$—	$—	$6
(Credits) charges to income	(2)	1	20	6	25
Payments	(3)	—	—	—	(3)
Balance at September 30, 2023	$1	$1	$20	$6	$28

At September 30, 2023, there were no significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Leasing, contract services, and miscellaneous income (1)	$4	$39	$11	$54
Royalty income (2)	2	3	5	5
Gain on sales of assets and businesses, net (3)	106	—	106	27
Exchange (losses) gains, net (4)	(9)	13	(21)	11
Non-operating pension and other post-retirement employee benefit (cost) income (5)	(1)	1	(1)	4
Total other income, net	$102	$56	$100	$101
(1)
For the three and nine months ended September 30, 2022, miscellaneous income includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with the Company's Advanced Performance Materials segment.
(2)
Royalty income is primarily from technology licensing.
(3)
In 2023, gain on sale includes net pre-tax gain on sale of $106 related to the Glycolic Acid Transaction. In 2022, gain on sale includes net pre-tax gain on sale of $11 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction. Refer to "Note 3 - Acquisitions and Divestitures" for further details.
(4)
Exchange (losses) gains, net includes losses and gains on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)
Non-operating pension and other post-retirement employee benefit income represents the non-service component of net periodic pension income (cost).

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Chemours	$20	$240	$(212)	$675
Denominator:
Weighted-average number of common shares outstanding - basic	148,623,633	155,376,422	148,929,580	157,149,738
Dilutive effect of the Company’s employee compensation plans (1)	1,562,005	2,473,700	—	3,199,339
Weighted-average number of common shares outstanding - diluted	150,185,638	157,850,122	148,929,580	160,349,077

Basic earnings (loss) per share of common stock (2)	$0.13	$1.54	$(1.42)	$4.30
Diluted earnings (loss) per share of common stock (1) (2)	0.13	1.52	(1.42)	4.21
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 1,753,788 potentially dilutive securities is excluded from the calculation for the nine months ended September 30, 2023.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted (loss) earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options that were out of the money and, therefore, were not included in the determination of potentially dilutive securities used in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average number of stock options	1,325,972	993,598	1,305,941	1,113,383

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Accounts receivable - trade, net (1)	$753	$509
VAT, GST, and other taxes (2)	72	88
Other receivables (3)	21	29
Total accounts and notes receivable, net	$846	$626
(1)
Accounts receivable - trade, net includes trade notes receivable of $4 and $3 and is net of allowances for doubtful accounts of $2 and $10 at September 30, 2023 and December 31, 2022, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $2 and $3 for the three and nine months ended September 30, 2023, respectively and $1 and $9 for the three and nine months ended September 30, 2022, respectively.

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Finished products	$853	$910
Semi-finished products	234	218
Raw materials, stores, and supplies	604	654
Inventories before LIFO adjustment	1,691	1,782
Less: Adjustment of inventories to LIFO basis	(377)	(378)
Total inventories	$1,314	$1,404

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $883 and $835 (or 52% and 47%, respectively) of inventories before the LIFO adjustments at September 30, 2023 and December 31, 2022, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Equipment	$7,578	$7,745
Buildings	1,160	1,180
Construction-in-progress	376	324
Land	93	102
Mineral rights	36	36
Property, plant, and equipment	9,243	9,387
Less: Accumulated depreciation	(6,124)	(6,216)
Total property, plant, and equipment, net	$3,119	$3,171

Property, plant, and equipment, net included gross assets under finance leases of $91 at September 30, 2023 and December 31, 2022, respectively.

Depreciation expense amounted to $74 and $225 for the three and nine months ended September 30, 2023, respectively, and $70 and $214 for the three and nine months ended September 30, 2022, respectively.

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $35 and $118 for the three and nine months ended September 30, 2023, respectively, and $52 and $151 for the three and nine months ended September 30, 2022, respectively. Purchases from the Company’s equity method investees amounted to $52 and $169 for the three and nine months ended September 30, 2023, respectively, and $58 and $168 for the three and nine months ended September 30, 2022, respectively. Dividends received from the equity method investees amounted to $0 and $3 for the three and nine months ended September 30, 2023, respectively, and $0 and $2 for the three and nine months ended September 30, 2022, respectively.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Capitalized repair and maintenance costs	$172	$240
Pension assets (1)	53	50
Deferred income taxes	277	152
Miscellaneous (2)	87	81
Total other assets	$589	$523
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Trade payables	$878	$1,228
VAT and other payables	23	23
Total accounts payable	$901	$1,251

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

The outstanding payment obligations at September 30, 2023 and December 31, 2022 were $63 and $158, respectively, and are included in Accounts Payable in the Interim Consolidated Balance Sheets.

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Accrued litigation (1)	$658	$41
Asset retirement obligations (2)	15	10
Income taxes	67	19
Customer rebates	72	90
Accrued interest	47	17
Operating lease liabilities	55	49
Miscellaneous (3)	125	74
Total other accrued liabilities	$1,039	$300
(1)
At September 30, 2023, accrued litigation includes $592 for the United States Public Water System Class Action Suit Settlement. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Debt

The following table sets forth the components of the Company’s debt at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$—	$766
Tranche B-2 euro term loan due April 2025 (€0 at September 30, 2023 and €333 at December 31, 2022)	—	355
Tranche B-3 U.S. dollar term loan due August 2028	1,070	—
Tranche B-3 euro term loan due August 2028 (€415 at September 30, 2023 and €0 at December 31, 2022)	438	—
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2023 and December 31, 2022)	466	470
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	51	61
Financing obligation (1)	92	91
Total debt principal	4,015	3,641
Less: Unamortized issue discounts	(26)	(4)
Less: Unamortized debt issuance costs	(22)	(22)
Less: Short-term and current maturities of long-term debt	(23)	(25)
Total long-term debt, net	$3,944	$3,590
(1)
At September 30, 2023 and December 31, 2022, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (the “April 2018 Credit Agreement”), provided for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility. The senior secured term loan facility under the April 2018 Credit Agreement provided for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 and a class of term loans, denominated in euros, in an aggregate principal amount of €350. On October 7, 2021, the Company entered into an amendment to the April 2018 Credit Agreement to, among other things, increase the aggregate commitment amount under the credit facility to $900 and extend the stated maturity date to October 7, 2026 (from April 3, 2023). On March 10, 2023, the Company entered into a second amendment to the April 2018 Credit Agreement to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate ("SOFR"). On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the “Restated Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities amends and restates in its entirety, the Company’s obligations under the April 2018 Credit Agreement.

The New Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “New Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “New Euro Term Loan”) (collectively, the “New Term Loans”). The Company received proceeds of $367, net of original issue discount and bank fees of $32. The proceeds of the New Term Loans were primarily used to prepay, in full, all outstanding amounts under the April 2018 Credit Agreement, which amounted to $764 for the dollar term loan and €333 for the euro term loan, fees and expenses related therewith, and to fund the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval (see "Note 17 – Commitments and Contingent Liabilities"). The New Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.50%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. The New Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, subject to an adjusted EURIBOR floor of 0.0%. The New Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances. The Restated Credit Agreement is subject to a springing maturity in the event that the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Borrowings made under the Revolving Credit Facility may be used for working capital and other general corporate purchases and other transactions not prohibited by the Restated Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Restated Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for SOFR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%.

There were no borrowings under the Revolving Credit Facility at September 30, 2023 and December 31, 2022. Issued and outstanding letters of credit under the Revolving Credit Facility amounted to $99 and $108 at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the effective interest rates on the New Dollar Term Loan and the New Euro Term Loan were 8.82% and 7.86%, respectively, and commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

The Restated Credit Agreement also modifies certain provisions of the April 2018 Credit Agreement, including certain negative covenants to allow further flexibility for the Company. Under the Restated Credit Agreement, solely with respect to the Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of 2.00 to 1.00 in any period of four consecutive fiscal quarters through the date of maturity. In addition, the New Term Loans contain customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The Restated Credit Agreement also contains customary representations and warranties and events of default, which are substantially similar to those in the April 2018 Credit Agreement.

The obligations under the New Senior Secured Credit Facilities are guaranteed on a senior secured basis by all of the Company’s material, wholly-owned domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the New Senior Secured Credit Facilities are also, subject to certain agreed upon exceptions, secured by a first priority lien on substantially all of the Company’s assets and substantially all of the assets of the Company’s material, wholly-owned domestic subsidiaries, including 100% of the stock of certain of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries.

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

On March 23, 2023, the Company, through the SPE, entered into an amendment to its Amended Purchase Agreement to, among other things, increase the facility limit under the arrangement from $150 to $175, replace the interest rate benchmark from LIBOR to SOFR, add a conduit purchaser, and extend the term of the Amended Purchase Agreement, such that the SPE may sell certain receivables and request investments and letter of credit until the earlier of March 31, 2025 or another event that constitutes a "Termination Date" under the Amended Purchase Agreement.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2023, the Company received $398 and $1,079, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $372 and $1,079, respectively, of incremental accounts receivable. During the three and nine months ended September 30, 2022, the Company received $393 and $1,071, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $393 and $1,071, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $126 and $46 at September 30, 2023 and December 31, 2022, respectively. The Company incurred $1 and $2 of fees associated with the Securitization Facility during the three and nine months ended September 30, 2023 and 2022, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Maturities

The Company has required quarterly principal payments related to the New Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2023.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Total
Remainder of 2023	$3	$3	$2	$8
2024	11	13	7	31
2025	11	13	7	31
2026	476	10	7	493
2027	505	8	7	520
Thereafter	2,866	11	136	3,013
Total payments	3,872	58	166	4,096
Less: Imputed interest	—	(7)	(74)	(81)
Total principal maturities on debt	$3,872	$51	$92	$4,015

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$—	$—	$766	$755
Tranche B-2 euro term loan due April 2025 (€0 at September 30, 2023 and €333 at December 31, 2022)	—	—	355	345
Tranche B-3 U.S. dollar term loan due August 2028	1,070	1,070	—	—
Tranche B-3 euro term loan due August 2028 (€415 at September 30, 2023 and €0 at December 31, 2022)	438	437	—	—
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2023 and December 31, 2022)	466	432	470	422
5.375% due May 2027	495	457	495	459
5.750% due November 2028	783	679	783	702
4.625% due November 2029	620	496	620	509
Total senior debt principal	3,872	$3,571	3,489	$3,192
Less: Unamortized issue discounts	(26)		(4)
Less: Unamortized debt issuance costs	(22)		(22)
Total senior debt, net	$3,824		$3,463

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Employee-related costs (1)	$69	$82
Accrued litigation (2)	66	55
Asset retirement obligations (3)	69	73
Miscellaneous (4)	120	109
Total other liabilities	$324	$319
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 17 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $84 and $83 when combined with the current portion at September 30, 2023 and December 31, 2022, respectively (see “Note 14 – Other Accrued Liabilities”). For the nine months ended September 30, 2023, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period were not material. Accretion expense amounted to $(3) and $2 for the three and nine months ended September 30, 2023, respectively, and $1 and $5 for the three and nine months ended September 30, 2022, respectively.
(4)
Miscellaneous includes long-term income tax liabilities from uncertain tax positions. Miscellaneous also includes an accrued workers compensation indemnification liability of $30 and $33 at September 30, 2023 and December 31, 2022, respectively.

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

If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. The Company’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time, including, among others, settlement agreements. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates accordingly. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which Chemours operates, management’s judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are rendered.

Management believes the Company’s litigation accruals are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Asbestos	$35	$35
PFOA (1)	49	45
PFAS (2)	633	2
All other matters	7	14
Total accrued litigation	$724	$96
(1)
PFOA includes matters under the "PFOA" section within this "Note 17 - Commitments and Contingent Liabilities".
(2)
PFAS includes matters under the "PFAS" section within this "Note 17 - Commitments and Contingent Liabilities".

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2023 and December 31, 2022.

	Balance Sheet Location	September 30, 2023	December 31, 2022
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$658	$41
Long-term accrued litigation	Other liabilities (Note 16)	66	55
Total accrued litigation		$724	$96

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $2,300 is available after consideration of the funding of the Water District Settlement Fund (discussed below). Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to cost-sharing as Qualified Spend under the MOU of approximately $35 and $112 during the three and nine months ended September 30, 2023, respectively, and $44 and $108 during the three and nine months ended September 30, 2022, respectively.

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

The parties have also agreed to establish an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2022. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby i) the parties agreed to release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and iii) with respect to the escrow funding obligation due no later than September 30, 2024, will be waived by each of the parties under certain conditions as agreed to by the parties.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At September 30, 2023 and December 31, 2022, there were approximately 900 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At September 30, 2023 and December 31, 2022, Chemours had accruals of $35 related to these matters.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2023 and December 31, 2022, there were 17 and 18 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At September 30, 2023 and December 31, 2022, Chemours maintained an accrual of $26 and $25, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2023, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $26 and $25 accrued at September 30, 2023 and December 31, 2022, respectively.

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

The single matter not included in the settlement is a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post trial rulings which reduced the consortium damages to $0.25. EID appealed the verdict to the United States Court of Appeals for the 6th Circuit and, in December 2022, the 6th Circuit affirmed the verdict in a two-to-one decision, with one judge dissenting on two grounds including the district court’s grant of collateral estoppel. In January 2023, EID petitioned for a rehearing of the appeal by the 6th Circuit en banc, which was denied in February 2023. EID has petitioned the United States Supreme Court to review the decision. The outcome of such petition is not determinable at this time and has significant uncertainties. Given the current status of this case and the significant uncertainties, the Company has a reserve for potential loss, on this matter of $20 at September 30, 2023 and December 31, 2022, representing Chemours’ share of the verdict under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements. The Company has reserved for pre-judgment and post-judgment interest.

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of September 30, 2023, 23 plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are expected to proceed in the Ohio MDL.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State of Ohio

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. The parties are engaged in ongoing settlement discussions related to this matter.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 5,400 matters involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

For non-water provider cases in the AFFF MDL, the parties will now proceed with Tier One discovery on 28 personal injury cases, with those cases to be identified in December 2023.

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

In Illinois, a lawsuit was filed in May 2022 in the state court against numerous defendants, including EID. The lawsuit alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. In July 2023, an agreement to resolve the lawsuit was reached. This matter is now closed. In February 2023, a separate lawsuit was filed in the state court against numerous defendants, including EID, which also alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits.

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

United States Public Water System Class Action Suit Settlement

On June 1, 2023, Chemours, Corteva/EID, and DuPont, together, entered into a binding agreement in principle to comprehensively resolve all drinking water claims related to PFAS of a defined class of U.S. public water systems that serve the vast majority of the United States population arising out of the AFFF MDL, that was finalized by a definitive agreement on June 30, 2023 (the "Settlement Agreement"), subject to approval by the United States District Court for the District of South Carolina (the “Court”). A preliminary approval of the Settlement Agreement by the Court was granted on August 22, 2023.

Under the Settlement Agreement, Chemours, Corteva and DuPont collectively established and contributed a total of $1,185 to a qualified settlement fund (“Water District Settlement Fund”). Contribution rates were consistent with the MOU, with Chemours (together with its subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts were funded in full and deposited into the Water District Settlement Fund within ten business days following preliminary approval of the settlement by the Court. On September 6, 2023, Chemours deposited $592 into the Water District Settlement Fund, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheet at September 30, 2023 as Chemours maintains a proportional reversionary interest to the underlying restricted cash equivalents in the Water District Settlement Fund. In exchange for the payment to the Water District Settlement Fund, Chemours, Corteva and DuPont (together with their subsidiaries) will receive a release of the claims from the Class (as defined below), upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Chemours or the other parties.

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

The Settlement Agreement does not resolve claims of Public Water Systems that are not included in the settlement as described above, or of Public Water Systems that request exclusion from the Class (“opt out”) pursuant to the process established by the Court. It also does not resolve potential future claims of Public Water Systems that have not detected and do not detect any PFAS contamination, but where such contamination first occurs in the future. The Settlement Agreement also does not resolve certain claims not related to drinking water, such as certain specified separate alleged claims relating to stormwater or wastewater treatment, or other alleged types of claims such as for personal injury or for natural resource damages claimed by state attorneys general, that remain outstanding in the AFFF MDL or other courts. Matters related to claims from other public water systems, state natural resources damages and other PFAS matters are further described below.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As part of the preliminary approval of the Settlement Agreement in August 2023, notice of the Settlement Agreement has been provided to class members and such members have until November 11, 2023 to object to the settlement or December 4, 2023 to submit a request for exclusion, indicating they wish to opt-out of the settlement class. The Companies can then determine whether to exercise their walk-away right. A Final Fairness Hearing on the Settlement Agreement is scheduled for December 14, 2023. Opt out notices or other inquiries have been received from certain water utilities, including some in the litigation identified below. While it is reasonably possible that claims from such utilities could result in additional future lawsuits, assessments or proceedings, unless provided herein, it is not possible to predict the outcome of any such matters due to various reasons including, among others, future actions and decisions relating to the Settlement Agreement and factual and legal issues to be resolved with individual water utilities. As such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, for these claims at this time.

If the Settlement Agreement is not approved, and plaintiffs elect to pursue their claims in court, the parties will continue to assert their strong legal defenses in pending litigation. Chemours, Corteva and DuPont deny the allegations in the underlying litigation and reserve all legal and factual defenses against such claims if they were litigated to conclusion.

For the nine months ended September 30, 2023, the Company accrued $592, included in selling, general, and administrative expense, representing Chemours’ share of the settlement under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements.

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

In New York, 22 Long Island water suppliers that have filed lawsuits against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In Georgia and Alabama, lawsuits were filed against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The matter filed by the Town of Centre, Alabama was scheduled for trial in November 2023, but has been stayed pursuant to the order granting preliminary approval to the Settlement Agreement, as described above.

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

In Georgia, a lawsuit was filed by the City of Rome against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours, alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. In June 2023, Chemours, DuPont and Corteva entered into a confidential settlement with the City of Rome and its claims against these parties related to this matter have been released and the matter dismissed. The settled amount was included in Accrued Litigation at September 30, 2023.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023, and such amount was included in the Accrued Litigation at September 30, 2023.

In New Jersey, lawsuits were filed against several defendants including EID and Chemours. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

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

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Additional briefing is expected on this judgment and any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. An estimate of a liability was included in Accrued Litigation at September 30, 2023.

Further in The Netherlands, in September 2023, a Dutch criminal defense lawyer announced a criminal complaint with the support of a few thousand citizens against Chemours and its current and former directors for alleged unlawful emissions of PFOA and GenX in Dordrecht. This claim has been filed with the Office of the Public Prosecutor, which will proceed with the investigation.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In addition to the above matters, the Company may engage in discussions with various parties regarding other claims and potential resolutions of such matters. In the three and nine months ended September 30, 2023, the Company recorded an amount related to one or more of these matters. The Company does not expect the outcome of any of these matters, individually and in aggregate, to have a material impact on Chemours’ results of operations or financial position.

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

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits, including a putative class action, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site.

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

The following table sets forth the Company’s environmental remediation liabilities at September 30, 2023 and December 31, 2022 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	September 30, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina (1)	399	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	13	17
Washington Works, West Virginia	22	17
All other sites	100	98
Total environmental remediation	$605	$668
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current environmental remediation	$138	$194
Long-term environmental remediation	467	474
Total environmental remediation	$605	$668

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the time-frame for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at September 30, 2023. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act ("TSCA") section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory. In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and is expected to be finalized in late 2023 or early 2024. No action is required on the proposed NPDWR until it is final.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of September 30, 2023 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s final rule making after the MCL comment period, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours environmental remediation expenses were $20 and $50 for the three and nine months ended September 30, 2023, respectively, and $24 and $235 for the three and nine months ended September 30, 2022, respectively, of which $4 and $18 for the three and nine months ended September 30, 2023, respectively, and $8 and $201 for the three and nine months ended September 30, 2022, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
On-site remediation	$219	$264
Off-site groundwater remediation	180	201
Total Fayetteville environmental remediation	$399	$465

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Current environmental remediation	$90	$139
Long-term environmental remediation	309	326
Total Fayetteville environmental remediation	$399	$465

Chemours environmental remediation expenses related to Fayetteville were $4 and $18 for the three and nine months ended September 30, 2023, respectively, and $8 and $201 for the three and nine months ended September 30, 2022, respectively.

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

At September 30, 2023 and December 31, 2022, the Company had $151 and $163 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of September 30, 2023 and December 31, 2022, the Company had $29 and $38, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system to be completed by March 15, 2023, or the extended date consistent with the CO and Addendum, as noted by the NC DEQ in its letter dated March 2, 2023 (discussed further below).

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of a National Pollutant Discharge Elimination System ("NPDES") permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken, and continue to take, interim actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. In addition, the Company and its third-party service provider are actively working on long-term enhancements to the treatment system based on learnings from the recent challenges. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which is anticipated to be completed by the end of 2023.

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

In September 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project. The permit contained conditions and limits that exceeded the requirements contained within the CO and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022. On November 14, 2022, the Company reached an agreement with NC DEQ and the Cape Fear Public Utility Authority with respect to the discharge permit that, inter alia, facilitated the construction of the barrier wall and groundwater extraction and treatment system and recognizes an optimization period after commencement of discharge from the system. Chemours has since dismissed its petition without prejudice pursuant to the agreement.

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $219 and $264 at September 30, 2023 and December 31, 2022, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on performance during the optimization period, permit compliance requirements, and ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage and achieving the successful optimization of the system during the period stated in the permit. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company also received an NOV in April 2020 from NC DEQ, alleging an air permit violation under the North Carolina Administrative Code. As of September 30, 2023, management does not believe that a loss is probable.

Civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,300 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations.

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

As of October 2023, two lawsuits were filed in the Eastern District of North Carolina on behalf of individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury and property diminution related to the discharges from Fayetteville. The individuals seek compensatory and punitive damages. The lawsuits also allege fraudulent transfer against the defendants.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other

In addition, in the ordinary course of business, the Company may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including environmental remediation and other potential costs related to divested assets and businesses, and issue guarantees of third-party obligations. The Company accrues for these matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at September 30, 2023 and December 31, 2022 with respect to this indemnification.

Note 18. Equity

2018 Share Repurchase Program

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total number of shares purchased	—	—	—	7,824,039
Total amount for shares purchased	$—	$—	$—	$251
Average price paid per share	$—	$—	$—	$32.06

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total number of shares purchased	450,667	2,910,688	2,108,408	3,462,181
Total amount for shares purchased	$17	$87	$69	$106
Average price paid per share	$37.60	$29.69	$32.48	$30.56

Through September 30, 2023, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2023 was $441.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $6 and $13 for the three and nine months ended September 30, 2023, respectively, and $7 and $24 for the three and nine months ended September 30, 2022, respectively.

Stock Options

During the nine months ended September 30, 2023, Chemours granted approximately 560,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the nine months ended September 30, 2023.

Nine Months Ended September 30, 2023
Risk-free interest rate	4.18%
Expected term (years)	6.00
Volatility	55.63%
Dividend yield	2.87%
Fair value per stock option	$15.36

The Company recorded $2 and $6 in stock-based compensation expense specific to its stock options for both the three and nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, approximately 3,696,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2023, Chemours granted approximately 443,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $4 and $6 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2023, respectively, and $3 and $9 for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, approximately 1,197,000 RSUs remained non-vested.

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

The Company recorded less than $1 in stock-based compensation expense specific to its PSUs for both the three and nine months ended September 30, 2023, and $2 and $9 for the three and nine months ended September 30, 2022, respectively, based on its assessment of Company performance relative to award-based financial objectives. At September 30, 2023, approximately 394,000 PSUs at 100% of the target amount remained non-vested.

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

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the nine months ended September 30, 2023.

Nine Months Ended September 30, 2023
Risk-free interest rate	4.13%
Expected term (years)	7.00
Volatility	56.32%
Dividend yield	2.87%
Fair value per performance stock option (1)	$14.97
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 and $1 in stock-based compensation expense specific to its PSOs for the three and nine months ended September 30, 2023, respectively. At September 30, 2023, approximately 175,000 PSOs remained non-vested.

Note 20. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive income (loss)	10	(4)	9	13	28
Balance at September 30, 2023	$29	$2	$(259)	$(87)	$(315)

Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	106	22	(216)	19	(69)
Balance at September 30, 2022	$85	$27	$(452)	$(93)	$(433)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2023, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $268, and an average maturity of one month. At December 31, 2022, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180, and an average maturity of one month. Chemours recognized net losses of $1 and $8 for the three and nine months ended September 30, 2023, respectively, and net gains of $3 for both the three and nine months ended September 30, 2022, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2023, the Company had 157 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $193, and an average maturity of five months. At December 31, 2022, the Company had 153 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180, and an average maturity of four months. Chemours recognized pre-tax gains of $7 and $5 for the three and nine months ended September 30, 2023, respectively, and pre-tax gains of $18 and $30 for the three and nine months ended September 30, 2022, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2023, $1 of loss and $5 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2022, $5 and $11 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. Chemours recognized a pre-tax gains of $2 and $8 for the three and nine months ended September 30, 2022, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2023, $0 and $4 of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2022, $2 of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $35 and $13 for the three and nine months ended September 30, 2023, respectively, and pre-tax gains of $81 and $139 for the three and nine months ended September 30, 2022, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2023 and 2022.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2023 and December 31, 2022.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2023	December 31, 2022
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	6	2
Total asset derivatives		$7	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	—	4
Total liability derivatives		$1	$5

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2023 and 2022.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	—	35

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	18
Interest rate swaps designated as a cash flow hedge	—	2	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	81

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(8)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	5
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	13

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	11	—	—	30
Interest rate swaps designated as a cash flow hedge	—	2	—	8
Euro-denominated debt designated as a net investment hedge	—	—	—	139

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$(2)	$(3)	$(7)	$(10)
Interest cost	(4)	(1)	(11)	(5)
Expected return on plan assets	5	4	15	14
Amortization of actuarial loss	(3)	(2)	(7)	(6)
Amortization of prior service gain	1	—	2	1
Total net periodic pension cost	$(3)	$(2)	$(8)	$(6)

Net loss	$(1)	$—	$(1)	$—
Amortization of actuarial loss	3	2	7	6
Amortization of prior service gain	(1)	—	(2)	(1)
Curtailment gain	10	—	10	—
Effect of foreign exchange rates	4	9	2	16
Benefit recognized in other comprehensive income	15	11	16	21
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$12	$9	$8	$15

The Company made cash contributions of $2 and $9 to its defined benefit pension plans during the three and nine months ended September 30, 2023 and 2022, respectively. The Company expects to make additional cash contributions of $2 to its defined benefit pension plans during the remainder of 2023.

During the third quarter of 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan, which will result in employment termination of substantially all of the employees based in Kuan Yin by the second quarter of 2024. The employee terminations related to the shutdown meets the definition of a plan curtailment event by eliminating the additional accrual of defined benefits for impacted employees. As a result of the curtailment, the Company remeasured its Taiwan projected pension obligation and recorded a $1 mark-to-market loss on remeasurement of the pension liability as a result of a decrease in discount rates since December 31, 2022, and recorded a curtailment gain of $10 which was recognized in accumulated other comprehensive income and will be amortized to the consolidated statements of operations as the impacted employees are terminated from the plan.

Note 23. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$852	$1,102
Restricted cash and restricted cash equivalents (1)	595	202
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,447	$1,304
(1)
At September 30, 2023, the restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement and is classified as a current asset. At December 31, 2022, restricted cash and restricted cash equivalents includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU and was classified as a noncurrent asset. See "Note 2 - Summary of Significant Accounting Policies" and "Note 17 - Commitments and Contingent Liabilities" for further details.

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
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently, including certain litigation related and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of the Company’s cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended September 30, 2023
Net sales to external customers	$690	$436	$343	$18	$1,487
Adjusted EBITDA	69	162	68	2	301
Depreciation and amortization	34	15	21	1	71

Three Months Ended September 30, 2022
Net sales to external customers	$877	$417	$450	$33	$1,777
Adjusted EBITDA	137	162	112	3	414
Depreciation and amortization	31	13	20	2	66

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Nine Months Ended September 30, 2023
Net sales to external customers	$2,029	$1,445	$1,118	$74	$4,666
Adjusted EBITDA	226	561	233	18	1,038
Depreciation and amortization	101	47	64	5	217

Nine Months Ended September 30, 2022
Net sales to external customers	$2,774	$1,360	$1,236	$86	$5,456
Adjusted EBITDA	559	549	306	1	1,415
Depreciation and amortization	93	40	61	6	200

Total Assets
September 30, 2023	$2,275	$1,370	$1,803	$98	$5,546
December 31, 2022	2,384	1,238	1,742	124	5,488

Corporate and Other depreciation and amortization expense amounted to $5 and $16 for the three and nine months ended September 30, 2023, respectively, and $6 and $17 for the three and nine months ended September 30, 2022, respectively. Corporate and Other total assets amounted to $2,402 and $2,152 at September 30, 2023 and December 31, 2022, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$301	$414	$1,038	$1,415
Corporate and Other expenses (excluding items below)	(54)	(51)	(164)	(174)
Interest expense, net	(55)	(41)	(145)	(123)
Depreciation and amortization	(76)	(72)	(233)	(217)
Non-operating pension and other post-retirement employee (cost) income	(1)	1	(1)	4
Exchange (losses) gains, net	(9)	13	(21)	11
Restructuring, asset-related, and other charges (1)	(153)	2	(168)	(14)
(Loss) gain on extinguishment of debt	(1)	7	(1)	7
Gain on sales of assets and businesses (2)	106	—	106	27
Transaction costs (3)	(7)	—	(7)	—
Qualified spend recovery (4)	11	14	43	41
Litigation-related charges (5)	(31)	23	(675)	15
Environmental charges (6)	(8)	(11)	(9)	(182)
Income (loss) before income taxes	$23	$299	$(237)	$810
(1)
Refer to "Note 5 – Restructuring, Asset-related, and Other charges" for further details. In addition, the periods ended in September 30, 2023 include $28 related to the write-off of certain raw materials inventory from the Kuan Yin, Taiwan plant closure. In 2022, the nine months ended September 30, 2022 includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and the Company’s decision to suspend its business with Russian entities. Refer to "Note 5 – Restructuring, Asset-related, and Other Charges" for further details.
(2)
Refer to “Note 6 – Other Income (Expense), Net” to the Interim Consolidated Financial Statements for further details.
(3)
Includes costs associated with the New Senior Secured Credit Facilities entered into during the third quarter of 2023 which is discussed in further detail in "Note 15 – Debt".
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 17 – Commitments and Contingent Liabilities".
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and related legal fees. In the periods ended in September 30, 2022, litigation-related charges include proceeds from a settlement in a patent infringement matter. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.
(6)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. In 2022, environmental charges include $175 primarily related to an update to the off-site drinking water programs at Fayetteville and changes in estimates related to the barrier wall constructions. Refer to “Note 17 – Commitments and Contingent Liabilities” for further details.

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

Recent Developments

Titanium Technologies Transformation Plan

In line with our strategic priorities for creating long-term shareholder value and building on the legacy of delivering high-quality Ti-PureTM offerings and stable pricing strategy, the Titanium Technologies segment commenced certain transformation initiatives to streamline our workforce and improve other operational costs. We expect these transformation initiatives to deliver an earnings benefit of approximately $100 million. As part of cost optimization efforts, in July 2023, we announced our decision to shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan.

As a result of the Titanium Technologies Transformation Plan, for the period ended September 30, 2023, we recorded a pre-tax charge of approximately $147 million, comprised primarily of cash charges of $31 million related to severance, contract termination, and decommissioning charges, and non-cash charges of approximately $78 million related to asset-related impairments, $28 million related to the write-off of certain raw materials inventory, and $10 million in other charges. We anticipate additional charges of approximately $20 million to $30 million for decommission, dismantling and removal activities.

Sale of Glycolic Acid Business

On August 1, 2023, we completed the sale of our Glycolic Acid business included in Other Segment for net cash proceeds of approximately $138 million under the definitive agreement entered into with PureTech Scientific Inc. on June 1, 2023 (the “Glycolic Acid Transaction”). As a result of the sale, we recorded a net pre-tax gain on sale of $106 million in other income (expense), net in the consolidated statements of operations.

Senior Secured Credit Facilities

On August 18, 2023, we entered into an amendment and restatement credit agreement, which amends and restates in its entirety the April 2018 Credit Agreement, that provides for five-year senior secured term loans in an aggregate principal amount equal to $1,070 million and €415 million (collectively, the "New Term Loans"), and a $900 million senior secured revolving credit facility. Proceeds from the New Term Loans were primarily used to prepay, in full, all outstanding amounts under the April 2018 Credit Agreement and fund our portion of the qualified settlement fund per the terms of the U.S. public water system settlement agreement. Refer to "Note 15 - Debt" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net sales	$1,487	$1,777	$4,666	$5,456
Cost of goods sold	1,206	1,345	3,607	4,042
Gross profit	281	432	1,059	1,414
Selling, general, and administrative expense	165	140	1,067	535
Research and development expense	28	32	82	88
Restructuring, asset-related, and other charges	124	(1)	139	10
Total other operating expenses	317	171	1,288	633
Equity in earnings of affiliates	13	16	38	44
Interest expense, net	(55)	(41)	(145)	(123)
(Loss) gain on extinguishment of debt	(1)	7	(1)	7
Other income, net	102	56	100	101
Income before income taxes	23	299	(237)	810
Provision for (benefit from) income taxes	3	59	(26)	135
Net income (loss)	20	240	(211)	675
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$20	$240	$(212)	$675
Per share data
Basic earnings (loss) per share of common stock	$0.13	$1.54	$(1.42)	$4.30
Diluted earnings (loss) per share of common stock (1)	0.13	1.52	(1.42)	4.21
(1)
In periods where we incur a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 1,753,788 potentially dilutive securities is excluded from the calculation for the nine months ended September 30, 2023.

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2023, compared with the same periods in 2022.

Change in net sales from prior period	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Price	(1)%	2%
Volume	(15)%	(16)%
Currency	—%	—%
Total change in net sales	(16)%	(14)%

Our net sales decreased by $290 million (or 16%) to $1.5 billion for the three months ended September 30, 2023, compared with net sales of $1.8 billion for the same period in 2022. The decrease in our net sales for the three months ended September 30, 2023 was primarily attributable to a decrease in volume of 15% and a decrease in price of 1%. Volume decreases were attributed to our Titanium Technologies and Advanced Performance Materials segments, partially offset by higher volume in our Thermal & Specialized Solutions segment. Price decreases were attributed to our Titanium Technologies and Thermal & Specialized Solutions segments, partially offset by our Advanced Performance Materials segment.

Our net sales decreased by $790 million (or 14%) to $4.7 billion for the nine months ended September 30, 2023, compared with net sales of $5.5 billion for the same period in 2022. The decrease in our net sales for the nine months ended September 30, 2023 was primarily attributable to a decrease in volume of 16%, partially offset by an increase in price of 2%. Volume decreases were attributed to our Titanium Technologies and Advanced Performance Materials segments, partially offset by higher volume in our Thermal & Specialized Solutions segment. Price increases were attributable to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $139 million (or 10%) and $435 million (or 11%) to $1.2 billion and $3.6 billion for three and nine months ended September 30, 2023, respectively, compared with COGS of $1.3 billion and $4 billion for the same periods in 2022. The decrease in our COGS for the three and nine months ended September 30, 2023 was primarily attributable to lower sales volume, partially offset by higher raw material costs due to inflation, lower fixed cost absorption in all our segments, and $28 million of certain raw materials inventory written off related to the Kuan Yin, Taiwan plant shutdown.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $25 million (or 18%) and $532 million (or 99%) to $165 million and $1.1 billion for the three and nine months ended September 30, 2023, respectively, compared with SG&A expense of $140 million and $535 million for the same periods in 2022. The increase in our SG&A expense was primarily attributable to the approximately $31 million and $675 million of legal charges during the three and nine months ended September 30, 2023, respectively, which includes the $592 million of legal charges during the second quarter of 2023 related to the U.S. public water system settlement agreement. The increase was partially offset by lower long-term performance-related compensation expense relative to the third quarter of 2022, and, during the nine months ended September 30, 2023, lower off-site environmental remediation costs of approximately $126 million at our Fayetteville Works site in Fayetteville, North Carolina ("Fayetteville") relative to the nine months ended September 30, 2022, respectively.

Research and Development Expense

Our research and development (“R&D”) expense decreased by $4 million (or 13%) and $6 million (or 7%) to $28 million and $82 million for the three and nine months ended September 30, 2023, respectively, compared with R&D expense of $32 million and $88 million for the same periods in 2022. The decrease in our R&D expense for the three and nine months ended September 30, 2023 was primarily attributable to decisions to delay certain projects given current macroeconomic conditions.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges were $124 million and $139 million for the three and nine months ended September 30, 2023, respectively, compared with restructuring, asset-related, and other charges of $(1) million and $10 million for the three and nine months ended September 30, 2022, respectively.

Restructuring, asset-related, and other charges in the three and nine months ended September 30, 2023 were primarily attributable to $119 million of charges related to the Titanium Technologies Transformation Plan, consisting of $78 million of asset-related charges, employee separation charges of $20 million, $7 million of contract termination costs, and $14 million of decommissioning and other charges. In addition, in the three and nine months ended September 30, 2023, charges included $6 million related to our 2023 Restructuring Program and, in the nine months, charges of $16 million resulting from our decision to abandon the implementation of a new enterprise resource planning ("ERP") software platform.

Restructuring, asset-related, and other charges for the nine months ended September 30, 2022 were primarily attributable to $5 million of asset charges resulting from our decision to suspend business with Russian entities due to the conflict between Russia and Ukraine, and $4 million of employee separation charges incurred in connection with our 2022 restructuring programs.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $3 million (or 19%) and $6 million (or 14%) to $13 million and $38 million for the three and nine months ended September 30, 2023, respectively, compared with equity in earnings of affiliates of $16 million and $44 million for the same periods in 2022. The decrease in our equity in earnings of affiliates for the three and nine months ended September 30, 2023 was primarily attributable to lower demand in the region where our investees' operate.

Interest Expense, Net

Our interest expense, net increased by $14 million (or 34%) and $22 million (or 18%) to $55 million and $145 million for the three and nine months ended September 30, 2023, respectively, compared with interest expense, net of $41 million and $123 million for the same periods in 2022. The increase in our interest expense, net for the three and nine months ended September 30, 2023 was primarily attributable to higher interest rates on our variable rate debt, partially offset by higher interest income.

(Loss) Gain on Extinguishment of Debt

For the three and nine months ended September 30, 2023, we recognized a net loss on extinguishment of debt of $1 million in connection with the issuance of the New Term Loans.

For the three and nine months ended September 30, 2022, we recognized a net gain on extinguishment of debt of $7 million in connection with the open market repurchases of various portions of our senior unsecured notes.

Other Income, Net

Our other income, net increased by $46 million (or 82%) and decreased by $1 million (or 1%) to $102 million and $100 million for the three and nine months ended September 30, 2023, respectively, compared with other income, net of $56 million and $101 million for the same periods in 2022.

Our other income, net in the three and nine months ended September 30, 2023, includes a net pre-tax gain on sale of $106 million, associated with the Glycolic Acid Transaction, partially offset by net losses from foreign currency exchanges, primarily driven by devaluation of the Argentine peso and the strengthening of the euro against the U.S. dollar.

Our other income, net in the three and nine months ended September 30, 2022 includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment during the third quarter of 2022 and net gains from foreign currency exchanges, primarily due to the devaluation of the euro against the U.S. dollar. For the nine months ended September 30, 2022, we also recognized a net pre-tax gain on sale of $11 million and $18 million, respectively, associated with the sale of land at our former operating site in Beaumont, Texas (the "Beaumont Transaction") and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the "Pascagoula Transaction").

The Chemours Company

Provision for (Benefit from) Income Taxes

We had a provision for income taxes of $3 million and $59 million for the three months ended September 30, 2023 and 2022, respectively, which represented effective tax rates of 13% and 20%, respectively. The $56 million decrease in our provision for income taxes for the three months ended September 30, 2023 was attributable to decreased profitability, changes in our geographic mix of earnings, and changes to non-recurring items. In the third quarter of 2023, we recognized a $28 million income tax benefit associated with the Kuan Yin, Taiwan plant shutdown, net of a $13 million valuation allowance recorded on certain deferred tax assets of one of our Taiwanese subsidiaries. This income tax benefit was offset by $26 million of income tax expense associated with the Glycolic Acid Transaction that occurred during the quarter.

We had a benefit from income taxes of $26 million and a provision for income taxes of $135 million for the nine months ended September 30, 2023 and 2022, respectively, which represented effective tax rates of 11% and 17%, respectively. The $161 million decrease in our provision for income taxes and lower effective tax rate for the nine months ended September 30, 2023 were primarily attributable to the same factors discussed in the preceding paragraph. Additionally, we recorded $88 million tax benefit associated with the U.S. public water system settlement agreement in the second quarter of 2023.

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
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including certain litigation related and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the Memorandum of Understanding (“MOU”) that were previously excluded from Adjusted EBITDA.

A reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 is included in the “Non-GAAP Financial Measures” section of this MD&A.

The following table sets forth our Adjusted EBITDA by segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Titanium Technologies	$69	$137	$226	$559
Thermal & Specialized Solutions	162	162	561	549
Advanced Performance Materials	68	112	233	306
Other Segment	2	3	18	1
Corporate and Other	(54)	(51)	(164)	(174)
Total Adjusted EBITDA	$247	$363	$874	$1,241

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$690	$877	$2,029	$2,774
Adjusted EBITDA	69	137	226	559
Adjusted EBITDA margin	10%	16%	11%	20%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Price	(3)%	—%
Volume	(18)%	(27)%
Currency	—%	—%
Total change in segment net sales	(21)%	(27)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $187 million (or 21%) to $690 million for the three months ended September 30, 2023, compared with segment net sales of $877 million for the same period in 2022. The decrease in segment net sales for the three months ended September 30, 2023 was primarily attributable to a decrease in volume of 18% and price of 3%. Volumes decreased due to softer market demand in all regions. Prices decreased primarily due to pricing in our market exposed customer portfolio. Currency was flat for the three months ended September 30, 2023 when compared to the same period of the prior year.

Our Titanium Technologies segment’s net sales decreased by $745 million (or 27%) to $2 billion for the nine months ended September 30, 2023, compared with segment net sales of $2.8 billion for the same period in 2022. The decrease in segment net sales for the nine months ended September 30, 2023 was primarily attributable to a decrease in volume of 27%. Volumes decreased due to softer market demand in all regions. Prices were flat in comparison with the prior period as contractual price increases offset by decreases in our market exposed customer portfolio. Currency was flat for the nine months ended September 30, 2023 when compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2023, segment Adjusted EBITDA decreased by $68 million (or 50%) to $69 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 10%, compared with segment Adjusted EBITDA of $137 million and Adjusted EBITDA margin of 16% for the same period in 2022. For the nine months ended September 30, 2023, segment Adjusted EBITDA decreased by $333 million (or 60%) to $226 million and Adjusted EBITDA margin decreased by approximately 900 basis points to 11%, compared with segment Adjusted EBITDA of $559 million and Adjusted EBITDA margin of 20% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin during the three months ended September 30, 2023, was primarily attributable to the aforementioned decrease in sales volumes and price. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin during the nine months ended September 30, 2023, were primarily attributable to the aforementioned decrease in sales volumes, the effects of inflation on costs, and lower fixed cost absorption.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$436	$417	$1,445	$1,360
Adjusted EBITDA	162	162	561	549
Adjusted EBITDA margin	37%	39%	39%	40%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and nine months ended September 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Price	(1)%	2%
Volume	5%	4%
Currency	1%	—%
Total change in segment net sales	5%	6%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $19 million (or 5%) to $436 million for the three months ended September 30, 2023, compared with segment net sales of $417 million for the same period in 2022. The increase in segment net sales for the three months ended September 30, 2023 was primarily attributable to an increase in volume of 5% partially offset by a decrease in price of 1%. Volumes increased due to the continued adoption of OpteonTM products in stationary and automotive original equipment manufacturers. Prices decreased slightly primarily due to unfavorable regional product mix in legacy refrigerants and lower pricing in our automotive end markets. Favorable currency movements added a 1% tailwind to the segment’s net sales during three months ended September 30, 2023.

Our Thermal & Specialized Solutions segment’s net sales increased by $85 million (or 6%) to $1.4 billion for the nine months ended September 30, 2023, respectively, compared with segment net sales of $1.4 billion for the same period in 2022. The increase in segment net sales for the nine months ended September 30, 2023 was primarily attributable to increases in volume of 4% and price of 2%. Volumes increased due to strong automotive original equipment manufacturer demand and continued adoption of OpteonTM products. Prices increased across the portfolio, excluding automotive end markets, due to changing market and regulatory dynamics and steady value-based pricing growth within our Refrigerants and Foam, Propellants and Other Products portfolio. Currency was flat for the nine months ended September 30, 2023 when compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2023, segment Adjusted EBITDA was $162 million, which was flat with adjusted EBITDA in the same period in 2022. For the three months ended September 30, 2023, Adjusted EBITDA margin decreased by approximately 200 basis points to 37%, compared with Adjusted EBITDA margin of 39% for the same period in 2022. For the nine months ended September 30, 2023, segment Adjusted EBITDA increased by $12 million (or 2%) to $561 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 39%, compared with segment Adjusted EBITDA of $549 million and Adjusted EBITDA margin of 40% for the same period in 2022. The decrease in segment Adjusted EBITDA margin for the three months ended September 30, 2023 was primarily attributable to lower earnings from our equity affiliates and other income, higher production related fixed costs, and the continued investment in R&D growth initiatives partially offset by lower raw material costs experienced in the current quarter. The increase in segment Adjusted EBITDA for the nine months ended September 30, 2023 was primarily attributable to the aforementioned increase in sales volume and price, partially offset by higher raw material costs and lower earnings from our equity affiliates and other income. The decrease in Adjusted EBITDA margin during the nine months ended September 30, 2023 was primarily attributable to the aforementioned higher raw material costs and lower earnings from our equity affiliates and other income.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment net sales	$343	$450	$1,118	$1,236
Adjusted EBITDA	68	112	233	306
Adjusted EBITDA margin	20%	25%	21%	25%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and nine months ended September 30, 2023, compared with the same periods in 2022.

Change in segment net sales from prior period	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Price	2%	6%
Volume	(26)%	(15)%
Currency	—%	(1)%
Total change in segment net sales	(24)%	(10)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $107 million (or 24%) and $118 million (or 10%) to $343 million and $1.1 billion for the three and nine months ended September 30, 2023, respectively, compared with segment net sales of $450 million and $1.2 billion for the same period in 2022. The decreases in segment net sales for the three and nine months ended September 30, 2023 were primarily attributable to a decreases in volume of 26% and 15%, respectively, partially offset by increases in price of 2% and 6%, respectively. Volumes decreased primarily due to demand softening in the Advanced Materials portfolio which serves more economically sensitive end-markets. Prices increased due to increasing sales in high-value end-markets, including advanced electronics and clean energy, in the Performance Solutions portfolio, as well as pricing actions to offset higher raw material costs in our Advanced Materials portfolio. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the nine months ended September 30, 2023.

Our Performance Solutions portfolio’s net sales were $129 million and $413 million for the three and nine months ended September 30, 2023, respectively, and $133 million and $373 million for the same period in 2022. Our Advanced Materials portfolio’s net sales were $214 million and $705 million for the three and nine months ended September 30, 2023, respectively, and $317 million and $863 million for the same period in 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2023, segment Adjusted EBITDA decreased by $44 million (or 39%) to $68 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 20%, compared with segment Adjusted EBITDA of $112 million and Adjusted EBITDA margin of 25% for the same period in 2022. For the nine months ended September 30, 2023, segment Adjusted EBITDA decreased by $73 million (or 24%) to $233 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 21%, compared with segment Adjusted EBITDA of $306 million and Adjusted EBITDA margin of 25% for the same period in 2022. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2023 were primarily attributable to the aforementioned decreases in sales volume driving lower fixed cost absorption, impact of higher raw material costs, and the continued effects of inflation on other costs.

The Chemours Company

Corporate and Other

Corporate and Other costs increased by $3 million (or 6%) and decreased by $10 million (or 6%) to $54 million and $164 million for the three and nine months ended September 30, 2023, respectively, compared with Corporate and Other costs of $51 and $174 million for the same periods in 2022. The increase in Corporate and Other costs for the three months ended September 30, 2023, was primarily attributable to higher legacy related legal spend. The decrease in Corporate and Other costs for the nine months ended September 30, 2023, was primarily attributable to lower legacy environmental costs and lower long-term performance-related compensation partially offset by higher legacy related legal spend.

2023 Outlook

Our 2023 results will be driven by the following expectations in each of our reportable segments:

•
Titanium Technologies – Fourth quarter demand is expected to be down sequentially consistent with normal seasonal patterns. Input costs are expected to improve inclusive of the benefits of the Kuan Yin plant closure;
•
Thermal & Specialized Solutions – Continued OpteonTM adoption in mobile and stationary applications ahead of the next EU and United States hydrofluorocarbons ("HFC") step-down in 2024, paired with uncertainty in the rate of automotive and construction end-market demand recovery. Expect typical seasonality in customer demand trends for the remainder of the year; and
•
Advanced Performance Materials – Anticipate weaker demand for products in the Advanced Materials portfolio which serves economically sensitive end-markets, paired with continued elevated unit costs, partially offset by strong demand for high-value, differentiated products in the Performance Solutions portfolio.

We expect that our capital expenditures will be approximately $400 million, with approximately $200 million for growth capital expenditures and approximately $200 million for run and maintain, and sustainability.

Our outlook for 2023 reflects our current visibility and expectations based on market factors, such as currency movements, macro-economic factors, and end-market demand. In particular, macro-economic factors may be impacted by factors beyond our control, including the ongoing Russia-Ukraine conflict. Our ability to meet our expectations are subject to numerous risks, including, but not limited to, those described in Item 1A – Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2022 and those updated in Item 1A – Risk Factors within this Quarterly Report on Form 10-Q for the period ended September 30, 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, along with our receivables securitization and borrowings under our debt financing arrangements, which includes borrowing capacity under our revolving credit facility. Our operating cash flow generation is driven by, among other things, the general global economic conditions at any point in time and their resulting impacts on demand for our products, raw materials and energy prices, and industry-specific issues, such as production capacity and utilization. During the third quarter of 2023, we announced our Titanium Technologies Transformation Plan, that includes incremental efforts to streamline our workforce and improve other operational costs designed to yield cost savings and drive improved margins. We expect these transformation initiatives to deliver an earnings benefit of approximately $100 million in 2024. Despite the current challenging market conditions across the industry, we anticipate that through our cost efforts and growth initiatives, our operations will provide sufficient liquidity, together with the availability under our Revolving Credit Facility, to support the cash needs for the businesses. We have a historical pattern of seasonality, with working capital use of cash in the first half of the year, and a working capital source of cash in the second half of the year. We have generated strong operating cash flows through various past industry and economic cycles, evidencing the underlying operating strength of our businesses. The availability under our Revolving Credit Facility of $801 million as of September 30, 2023 is subject to the last 12 months of our consolidated EBITDA and senior secured net debt as defined under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 15 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash, receivables securitization, and debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which, except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our contractual and other obligations also include:

•
Principal and interest obligations on long-term debt – In the third quarter of 2023, we entered into an amendment and restatement credit agreement, which amends and restates in its entirety the April 2018 Credit Agreement, that provides for New Term Loans, and a $900 million senior secured revolving credit facility. Proceeds from the New Term Loans were primarily used to prepay, in full, all outstanding amounts under the April 2018 Credit Agreement and fund our portion of the qualified settlement fund per the terms of the U.S. public water system settlement agreement. For a schedule of our debt principal maturities for the next five years and thereafter, refer to “Note 15 – Debt” to the Interim Consolidated Financial Statements.
•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At September 30, 2023, our consolidated balance sheets include $605 million for environmental remediation liabilities, of which $138 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $138 million, $90 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy "PFAS" (perfluoroalkyl and polyfluoroalkyl substances) liabilities arising out of pre-July 1, 2015 conduct will be subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities. Through September 30, 2023, aggregate Qualified Spend including settlements, by us, DuPont, and Corteva under the MOU amounted to $467 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby i) the parties agreed to release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) with respect to the escrow funding obligation due no later than September 30, 2024, will be waived by each of the parties under certain conditions as agreed to by the parties. The next escrow payment of $50 million is expected to be made on or before September 30, 2025 and on or before September 30 of each subsequent year through and including 2028. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
U.S Public Water District Settlement Agreement – In June 2023, we, Corteva/EID, and DuPont, together, entered into the U.S. public water system settlement agreement, under which the parties will collectively establish and contribute a total of $1.185 billion to the qualified settlement fund per the terms of the U.S. public water system settlement agreement. Contribution rates will be consistent with the binding MOU entered into among the parties in January 2021, with us contributing 50% (or approximately $592 million), and DuPont and Corteva collectively contributing the remaining 50%. The settlement amounts were to be funded by the parties in full and deposited into the qualified settlement fund within ten business days following preliminary approval of the settlement by the Court. Preliminary approval of the settlement by the Court was received on August 22, 2023, and on September 6, 2023, we funded $592 million into the qualified settlement fund, using a combination of proceeds from the issuance of the New Term Loans, funds available under the MOU escrow account, and available cash. The qualified settlement fund is recognized as restricted cash and restricted cash equivalents on our consolidated balance sheet at September 30, 2023. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

The Chemours Company

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our interest, dividend, and contractual obligations, through at least October 2024. Our financial policy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) maintain appropriate leverage by using free cash flows to repay outstanding borrowings; and, (iii) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced dividends of $0.25 per share, amounting to approximately $150 million per year, and, on October 26, 2023, we announced our quarterly cash dividend of $0.25 per share for the fourth quarter of 2023. Under our share repurchase program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $441 million of our outstanding common stock. The share repurchase program may be suspended or discontinued at any time. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Further, the decision to refinance our existing debt is based on a number of factors, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material impact on our financial position, results of operations, or cash flows.

At September 30, 2023, we had total cash and cash equivalents of $852 million, of which $526 million was held by our foreign subsidiaries. All cash and cash equivalents held by our foreign subsidiaries is readily convertible into currencies used in our operations, including the U.S. dollar. During the nine months ended September 30, 2023, we received approximately $210 million of net cash in the U.S. through intercompany dividends and loans. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash provided by operating activities	$72	$594
Cash used for investing activities	(99)	(219)
Cash provided by (used for) financing activities	179	(495)

Operating Activities

We generated $72 million and $594 million in cash flows from our operating activities during the nine months ended September 30, 2023 and 2022, respectively. The decrease in our operating cash inflows was primarily attributable to lower earnings, changes in net working capital, primarily due to higher payment of payables due to timing, inventory build and higher cost of raw materials, and higher spend at our Fayetteville site. These decreases were partially offset by lower incentive compensation payment in 2023 compared to 2022 and the one-time payment of the $25 million settlement with the State of Delaware in 2022 that did not recur in 2023.

Investing Activities

We used $99 million and $219 million in cash flows for our investing activities during the nine months ended September 30, 2023 and 2022, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $235 million and $240 million, respectively. Cash outflows from investing activities during the nine months ended September 30, 2023 were partially offset by $138 million of cash proceeds related to the Glycolic Acid Transaction. Cash outflows from investing activities during the nine months ended September 30, 2022 were partially offset by $17 million of cash proceeds related to the Beaumont Transaction and $16 million of cash proceeds related to the Pascagoula Transaction.

Financing Activities

We generated $179 million in cash flows for our financing activities during the nine months ended September 30, 2023 which were primarily attributable $367 million of net proceeds received in connection with the issuance of the New Term Loans. We also used cash for capital allocation activities, resulting in $69 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $112 million of cash dividends.

We used $495 million in cash flows for our financing activities during the nine months ended September 30, 2022 which were primarily attributable to our capital allocation activities, resulting in $351 million in purchases of our issued and outstanding common stock under our 2022 and 2018 Share Repurchase Programs, $117 million of cash dividends and $64 million in debt repayments, including open market repurchases, partially offset by $51 million in stock option exercises.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at September 30, 2023 and December 31, 2022.

(Dollars in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$852	$1,102
Restricted cash and restricted cash equivalents	595	—
Accounts and notes receivable, net	846	626
Inventories	1,314	1,404
Prepaid expenses and other	76	82
Total current assets	$3,683	$3,214

Restricted cash and restricted cash equivalents of $595 million represents cash and cash equivalents deposited in the Water District Settlement Fund, which was classified as a current asset at September 30, 2023 in line with the expected timing of the Final Judgment, as defined in the Settlement Agreement.

Our accounts and notes receivable, net increased by $220 million (or 35%) to $846 million at September 30, 2023, compared with accounts and notes receivable, net of $626 million at December 31, 2022. This increase in our accounts and notes receivable, net at September 30, 2023 was primarily attributable to the timing of collections from our customers and higher sales in the third quarter of 2023 (primarily in our Titanium Technologies and Thermal & Specialized Solutions businesses) driving higher receivables when compared to the fourth quarter of 2022, partially offset by the increased utilization of our Securitization Facility.

Our inventories decreased by $90 million (or 6%) to $1.3 billion at September 30, 2023, compared with inventories of $1.4 billion at December 31, 2022. The decrease in our inventories at September 30, 2023 was primarily attributable to efforts to optimize inventory levels to the current demand environment within our Titanium Technologies business and the write-off of $28 million of certain raw materials inventory from the Kuan Yin, Taiwan plant closure, partially offset by build-up of our finished product inventories within our Advanced Performance Materials business in anticipation of planned plant maintenance during the second half of 2023, a favorable foreign currency translation adjustment of approximately $21 million and an increase in the value of our raw material inventories due to higher raw material costs.

Our prepaid expenses and other decreased by $6 million (or 7%) to $76 million at September 30, 2023, compared with prepaid expenses and other of $82 million at December 31, 2022. The decrease in our prepaid expenses and other was primarily due to decreases in prepaid income tax balances.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2023 and December 31, 2022.

(Dollars in millions)	September 30, 2023	December 31, 2022
Accounts payable	$901	$1,251
Compensation and other employee-related costs	94	121
Short-term and current maturities of long-term debt	23	25
Current environmental remediation	138	194
Other accrued liabilities	1,039	300
Total current liabilities	$2,195	$1,891

Our accounts payable decreased by $350 million (or 28%) to $901 million at September 30, 2023 compared with accounts payable of $1.3 billion at December 31, 2022. The decrease in our accounts payable at September 30, 2023 was primarily attributable to the timing of vendor payments and lower purchases due to lower demand (primarily in our Titanium Technologies business).

Our compensation and other employee-related costs decreased by $27 million (or 22%) to $94 million at September 30, 2023 compared with compensation and other employee-related costs of $121 million at December 31, 2022. The decrease in our compensation and other employee-related costs at September 30, 2023 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2022 employee performance-based compensation during the first quarter of 2023 and lower accruals in 2023 relative to prior year.

Our current environmental remediation decreased by $56 million (or 29%) to $138 million at September 30, 2023 compared with current environmental remediation of $194 million at December 31, 2022. The decrease in our current environmental remediation at September 30, 2023 was primarily attributable to the lower on-site accrual at Fayetteville following completion of the barrier wall and groundwater extraction and treatment systems to meet the requirements of the Consent Order (“CO”) from the North Carolina Department of Environmental Quality (the “NC DEQ”).

Our other accrued liabilities increased by $739 million (or over 100%) to $1 billion at September 30, 2023 compared with other accrued liabilities of $300 million at December 31, 2022. The increase in our other accrued liabilities was primarily attributable to litigation and other legal accruals, including the $592 million accrual related to the U.S. public water system settlement agreement, along with increases in our accrued interest due to the timing of payment under our senior unsecured notes, accrued income taxes, and accrued severance primarily related to the Titanium Technologies Transformation Plan. The increase in our other accrued liabilities at September 30, 2023 was partially offset by payments made for customer rebates during the first quarter of 2023. The litigation matters are further discussed in "Note 17 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

(Dollars in millions)	Nine Months Ended September 30, 2023
Net sales	$3,109
Gross profit	622
Loss before income taxes	(320)
Net loss	(250)
Net loss attributable to Chemours	(250)

(Dollars in millions)	September 30, 2023	December 31, 2022
Assets
Current assets (1,2,3)	$2,129	$1,553
Long-term assets (4)	3,250	3,485

Liabilities
Current liabilities (2)	$1,928	$1,554
Long-term liabilities	4,897	4,528
(1)
Current assets includes $325 million and $514 million of cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively. Current assets at September 30, 2023 also includes $595 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement.
(2)
Current assets includes $386 million and $326 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2023 and December 31, 2022, respectively. Current liabilities includes $230 million and $318 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2023 and December 31, 2022, respectively.
(3)
As of September 30, 2023 and December 31, 2022, $126 million and $46 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $210 million and $303 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at September 30, 2023 and December 31, 2022, respectively. Long-term assets at December 31, 2022 also includes $202 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as described in “Note 2 – Summary of Significant Accounting Policies” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at September 30, 2023 and December 31, 2022 include environmental remediation liabilities of $605 million and $668 million, respectively, relating to these matters, which, as discussed in further detail below, include $399 million and $465 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at September 30, 2023. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2023 and December 31, 2022, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	September 30, 2023	December 31, 2022
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina	399	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	13	17
Washington Works, West Virginia	22	17
All other sites	100	98
Total environmental remediation	$605	$668

The five sites listed above represent 83% and 85% of our total accrued environmental remediation liabilities at September 30, 2023 and December 31, 2022, respectively. For these five sites, we expect to spend, in the aggregate, $187 million over the next three years. For all other sites, we expect to spend $63 million over the next three years.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. Accruals related to these remedial actions were $22 million and $17 million as of September 30, 2023 and December 31, 2022, respectively.

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

Pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $15 million as of September 30, 2023 and December 31, 2022, respectively, and were included in Accrued Litigation liability in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

The Chemours Company

Climate Change

Central to our commitment to sustainability are our ten CRC goals that we aim to achieve by 2030. These goals map to the United Nations Sustainable Development Goals. We recognize that our responsibility to all stakeholders goes well beyond our CRC goals, and our commitment to sustainability cannot be separated from our growth strategy or our vision. As a result, in 2023 we are aligning our sustainability focus and actions to the four key strategic pillars that support our Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All.

The Environmental Leadership pillar underlines our commitment to deliver essential solutions responsibly, without causing harm to the Earth. With a focus on the responsible treatment of climate, water, and waste, our Environmental Leadership 2030 goals are comprised of the following:

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

The Chemours Company

Non-GAAP Financial Measures

We prepare our interim consolidated financial statements in accordance with generally accepted accounting principles in the U.S. (“GAAP”). To supplement our financial information presented in accordance with GAAP, we provide the following non-GAAP financial measures – Adjusted EBITDA, Adjusted Net Income, Adjusted Earnings per Share (“EPS”), Free Cash Flows (“FCF”), Adjusted FCF, Return on Invested Capital (“ROIC”), and Net Leverage Ratio – in order to clarify and provide investors with a better understanding of our performance when analyzing changes in our underlying business between reporting periods and provide for greater transparency with respect to supplemental information used by management in its financial and operational decision-making. We utilize Adjusted EBITDA as the primary measure of segment profitability used by our CODM.

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
•
(gains) losses on sales of assets and business; and,
•
other items not considered indicative of our ongoing operational performance and expected to occur infrequently, including certain litigation related and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

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

Beginning in the third quarter of 2023, we added a new non-GAAP liquidity measure of Adjusted FCF to exclude the impact of cash inflows/outflows that are significant, unusual in nature and/or infrequent in occurrence that neither relate to the ordinary course of our business nor reflect the ongoing operational performance and underlying cash generation of our businesses. The change was driven by certain PFAS related settlements and legal fees that we believe were unusual in nature or infrequent in occurrence that neither related to the Company’s ordinary course of business nor ongoing operational performance and underlying cash generation of our businesses. We believe that excluding items of this nature provides the Company’s investors with better understanding of, and enables them to compare, the underlying cash generation of our businesses from period to period. Prior year measures have been presented to conform with the current measure of Adjusted FCF for the nine months ended September 30, 2022.

We believe the presentation of these non-GAAP financial measures, when used in conjunction with GAAP financial measures, is a useful financial analysis tool that can assist investors in assessing our operating performance and underlying prospects. This analysis should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In the future, we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, Adjusted Net Income, Adjusted EPS, FCF, Adjusted FCF, ROIC, and Net Leverage Ratio should not be construed as an inference that our future results will be unaffected by unusual or infrequently occurring items. Additionally, FCF or Adjusted FCF should not be used in a manner that inappropriately implies that the measure represents the residual cash flow available for discretionary expenditures, since mandatory debt service requirements or other non-discretionary expenditures are not deducted from these measures. The non-GAAP financial measures we use may be defined differently from measures with the same or similar names used by other companies. This analysis, as well as the other information provided in this Quarterly Report on Form 10-Q, should be read in conjunction with the Interim Consolidated Financial Statements and notes thereto included in this report, as well as the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The Chemours Company

The following table sets forth a reconciliation of our net income (loss) attributable to Chemours to Adjusted Net Income, Adjusted EBITDA, and Adjusted EPS for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) attributable to Chemours	$20	$240	$(212)	$675
Non-operating pension and other post-retirement employee benefit cost (income)	1	(1)	1	(4)
Exchange losses (gains), net	9	(13)	21	(11)
Restructuring, asset-related, and other charges (1)	153	(2)	168	14
Loss (gain) on extinguishment of debt	1	(7)	1	(7)
Gain on sales of assets and businesses (2)	(106)	—	(106)	(27)
Transaction costs (3)	7	—	7	—
Qualified spend recovery (4)	(11)	(14)	(43)	(41)
Litigation-related charges (5)	31	(23)	675	(15)
Environmental charges (6)	8	11	9	182
Adjustments made to income taxes (7)	(1)	(3)	(5)	(9)
(Benefit from) provision for income taxes relating to reconciling items (8)	(16)	8	(107)	(20)
Adjusted Net Income	96	196	409	737
Net income attributable to non-controlling interests	—	—	1	—
Interest expense, net	55	41	145	123
Depreciation and amortization	76	72	233	217
All remaining provision for income taxes	20	54	86	164
Adjusted EBITDA	$247	$363	$874	$1,241

Weighted-average number of common shares outstanding - basic	148,623,633	155,376,422	148,929,580	157,149,738
Dilutive effect of our employee compensation plans (9)	1,562,005	2,473,700	1,753,788	3,199,339
Weighted-average number of common shares outstanding - diluted	150,185,638	157,850,122	150,683,368	160,349,077

Per share data
Basic earnings (loss) per share of common stock (10)	$0.13	$1.54	$(1.42)	$4.30
Diluted earnings (loss) per share of common stock (9) (10)	0.13	1.52	(1.42)	4.21
Adjusted basic earnings per share of common stock (9)	0.64	1.26	2.75	4.69
Adjusted diluted earnings per share of common stock (9)	0.63	1.24	2.71	4.60
(1)
Refer to "Note 5 – Restructuring, Asset-related, and Other Charges" to the Interim Consolidated Financial Statements for further details. In addition, the periods ended in September 30, 2023 include $28 million related to the write-off of certain raw materials inventory from the Kuan Yin, Taiwan plant closure. In 2022, includes asset charges and write-offs resulting from the conflict between Russia and Ukraine and our decision to suspend our business with Russian entities.
(2)
Refer to “Note 6 – Other Income (Expense), Net” to the Interim Consolidated Financial Statements for further details.
(3)
Includes costs associated with the New Senior Secured Credit Facilities entered into during the third quarter of 2023 which is discussed in further detail in "Note 15 – Debt" to the Interim Consolidated Financial Statements.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU which is discussed in further detail in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and related legal fees. In the periods ended in September 30, 2022, litigation-related charges include proceeds from a settlement in a patent infringement matter. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further details.
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
(9)
In periods where we incur a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS under U.S. GAAP, as their inclusion would have an anti-dilutive effect. As such, with respect to the U.S. GAAP measure of diluted EPS, the impact of potentially dilutive securities is excluded from our calculation for the nine months ended September 30, 2023. With respect to the non-GAAP measure of adjusted diluted EPS, the impact of potentially dilutive securities is included in our calculation for the three and nine months ended September 30, 2023, as Adjusted Net Income was in a net income position.
(10)
Figures may not recalculate exactly due to rounding. Basic and diluted (loss) earnings per share are calculated based on unrounded numbers.

The Chemours Company

The following table sets forth a reconciliation of our cash flows provided by (used for) operating activities to FCF and Adjusted FCF for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash provided by operating activities	$72	$594
Less: Purchases of property, plant, and equipment	(235)	(240)
Free Cash Flows	(163)	354
PFAS Litigation Settlements (1)	37	25
Adjusted Free Cash Flows	$(126)	$379
(1)
Represents litigation settlements and fees related to PFAS and PFOA matters.

The following table sets forth a reconciliation of Adjusted EBIT and average invested capital, and their nearest respective GAAP measures, to ROIC for the periods presented.

	Twelve Months Ended September 30,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$995	$1,548
Less: Depreciation and amortization (1)	(307)	(294)
Adjusted EBIT	$688	$1,254

	As of September 30,
(Dollars in millions)	2023	2022
Total debt, net (2)	$3,967	$3,534
Total equity	757	1,285
Less: Cash and cash equivalents	(852)	(1,167)
Invested capital, net	$3,872	$3,652
Average invested capital (3)	$3,776	$3,648

Return on Invested Capital	18%	34%
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022.
(2)
Total debt principal minus unamortized issue discounts of $26 million and $4 million and debt issuance costs of $22 million and $24 million at September 30, 2023 and 2022, respectively.
(3)
Average invested capital is based on a five-quarter trailing average of invested capital, net.

The following table sets forth a reconciliation of our total debt principal, cash and cash equivalents, and Adjusted EBITDA to Net Leverage Ratio.

	As of September 30,
(Dollars in millions)	2023	2022
Total debt principal	$4,015	$3,562
Less: Cash and cash equivalents	(852)	(1,167)
Total debt principal, net	$3,163	$2,395

	Twelve Months Ended September 30,
(Dollars in millions)	2023	2022
Adjusted EBITDA (1)	$995	$1,548

Net Leverage Ratio	3.2x	1.5x
(1)
Reconciliations of net income (loss) attributable to Chemours to Adjusted EBITDA are provided on a quarterly basis. Refer to the preceding table for the reconciliation of net income (loss) attributable to Chemours to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2023, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $268 million, the fair value of which amounted to a net of zero. At December 31, 2022, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $1 million. We recognized net losses of $1 million and $8 million for the three and nine months ended September 30, 2023, respectively, and net gains of $3 million for the three and nine months ended September 30, 2022, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2023, we had 157 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $193 million, the fair value of which amounted to $6 million. At December 31, 2022, we had 153 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $2 million. We recognized pre-tax gains of $7 million and $5 million for the three and nine months ended September 30, 2023, respectively, and a pre-tax gains of $18 million and $30 million for the three and nine months ended September 30, 2022, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2023, $1 million of loss and $5 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2022, $5 million and $11 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $35 million and $13 million for the three and nine months ended September 30, 2023, respectively, and pre-tax gains of $81 million and $139 million for the three and nine months ended September 30, 2022, respectively, on our net investment hedge within accumulated other comprehensive loss.

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

As of September 30, 2023, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations and production facilities are dependent upon attainment and renewal of requisite operating permits and are subject to extensive environmental and health and safety laws, regulations, and enforcements, proceedings or other actions at national, international, and local levels in numerous jurisdictions, relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products, storing and disposing of hazardous wastes, and product content and other safety or human rights concerns. Such laws include, but are not limited to:

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

As discussed in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of HFPO Dimer Acid and PFAS from Fayetteville into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the recorded reserve estimates, which could be material.

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

In the first quarter of 2023, the European Commission, the Parliament, and the Council, each proposed a regulation supporting the phase down of hydrofluorocarbons (“HFC”) by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in various applications. The proposed regulation was subject to negotiations and discussions amongst the European Commission, the Parliament, and the Council, that was completed in October 2023. These provisional bans are subject to European Commission review, to be carried out before January 2030. The proposed regulation is subject to final approval from the European Parliament and Council and is expected to be completed in the first quarter of 2024.

The impacts of these various restrictions and regulatory measures in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (TSCA) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. On March 13, 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR is subject to public comment until May 30, 2023, and is expected to be finalized in late 2023 or early 2024. No action is required on the proposed NPDWR until it is final. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

The following table sets forth the purchases of our issued and outstanding common stock under the programs for the three months ended September 30, 2023.

(Dollars in millions, except per share amounts)				Approximate
			Total Number	Dollar Value of
			of Shares	Shares That May
	Total Number		Purchased as Part	Yet be Purchased
	of Shares	Average Price	of Publicly	Under the Plans
	Purchased	Paid per Share	Announced	or Programs
Period	(1)	(2)	Plans or Programs	(2)
Month ended July 31, 2023	376,396	$37.77	376,396	$444
Month ended August 31, 2023	74,271	36.76	74,271	441
Month ended September 30, 2023	-	-	-	441
Total	450,667	$37.60	450,667	$441
(1)
The total number of shares purchased under the share repurchase program is determined using trade dates for the related transactions.
(2)
The average price paid per share and approximate dollar value of shares that may yet be purchased under the share repurchase program exclude fees, taxes, commissions, and other charges for the related transactions.

Through September 30, 2023, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2023 was $441 million.

The Chemours Company

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2023.

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

10.1

Amendment and Restatement Agreement, dated as of August 18, 2023, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 23, 2023).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	October 27, 2023

By:	/s/ Jonathan Lock

Jonathan Lock
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)