Form 10-K
period 2023-12-31
Chemours Co
filed 2024-03-27
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion. As of March 22, 2024, 148,801,731 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

The Chemours Company

Explanatory Note

As previously disclosed in the Company’s Form 12b-25 filed with the U.S. Securities & Exchange Commission (the “SEC”) on February 29, 2024, the Company was not able to timely file its Annual Report on Form 10-K because the Audit Committee of the board of directors (the “Audit Committee”) was conducting an internal review related to an anonymous report made to the Chemours Ethics Hotline (the "Audit Committee Internal Review"). The Audit Committee completed its planned procedures with respect to its review. The results of the internal review are disclosed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and "Note 2 – Basis of Presentation" to the Consolidated Financial Statements in this Annual Report on Form 10-K. Additionally, the Company has also determined that its internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses disclosed in Part II, Item 9A of this Annual Report on Form 10-K.

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
•
business or supply disruptions and security threats, such as acts of sabotage, terrorism or war, weather events, natural disasters, and cybersecurity incidents;
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

•
our ability to pay a dividend and the amount of any such dividend declared,
•
disruptions in our information technology networks and systems;
•
our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
•
our ability to remediate any material weaknesses in internal control over financial reporting and the related costs and management resources in connection therewith; and
•
regulatory inquiries, litigation, or liabilities that may result from the matters included in the Audit Committee Internal Review.

This report contains sustainability-related statements based on certain assumptions as well as estimates that are subject to a high level of uncertainty, and these statements should not necessarily be viewed as being representative of current or actual risk or performance, or forecasts of expected risk or performance. In addition, historical, current, and forward-looking environmental and social-related statements may be based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Forward-looking and other statements in this report may also address our corporate responsibility and sustainability progress, plans, and goals, and the inclusion of such statements is not an indication that these matters are necessarily material for the purposes of complying with or reporting pursuant to the U.S. federal securities laws and regulations, even if we use the word “material” or “materiality” in this report.

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

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “we”, “us”, or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. We manage and report our operating results through three principal reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Segment.

We operate 28 major production facilities located in eight countries, excluding our Kuan Yin, Taiwan facility that is currently being decommissioned, and serve approximately 2,700 customers across a wide range of end-markets in approximately 110 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2023, no one individual customer represented more than 10% of our consolidated net sales, and no one individual customer balance represented more than 5% of our total outstanding accounts and notes receivables balance.

We are a different kind of chemistry company, driven by our vision to create a better world through the power of our chemistry. Our world-class product portfolio brings everyday convenience to virtually everything people touch in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders around the world through innovative and sustainable solutions, environmental leadership, community impact and making Chemours the greatest place to work for every employee. Our global workforce, renowned for its deep and unmatched expertise, bring our chemistry to life, guided by five core values that form the bedrock foundation for how we operate: (i) Customer Centered – driving customer growth, and our own, by understanding our customers’ needs and building long-lasting relationships with them; (ii) Refreshing Simplicity – cutting complexity by investing in what matters, and getting results faster; (iii) Collective Entrepreneurship – empowering our employees to act like they own our business, while embracing the power of inclusion and teamwork; (iv) Safety Obsession – living our steadfast belief that a safe workplace is a profitable workplace; and, (v) Unshakable Integrity – doing what’s right for our customers, colleagues, and communities – always.

Our core values, in unison with our company purpose and vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential, and our commitment to sustainability cannot be separated from our growth strategy and vision. As a result, in 2023 we aligned our sustainability focus and actions to the four key strategic pillars that support our Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All. The four pillars support an effort to achieve, among other goals, increased sustainability of our products, addressing our carbon emissions, and increased diversity and inclusion in our global workforce.

With sustainability embedded in our growth strategy, we have set forth ambitious Corporate Responsibility Commitment ("CRC") goals that we aim to achieve by 2030, anchored on our strategic pillars. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. Leveraging a robust governance framework, we are working to integrate sustainability across our organization and our business managing processes. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce their greenhouse gas ("GHG") emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to continue working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

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

Segments

In our Titanium Technologies segment, we are a leading, global provider of TiO2 pigment. Guided by decades of innovation, we are one of the largest global producers of TiO2 pigment, using our proprietary chloride technology, our network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We believe, with our Titanium Technologies Transformation Plan (further described below), we are well positioned as one of the lowest-cost high-quality TiO2 pigment producers. At the same time, our unique go-to-market strategy provides our customers with three differentiated channels to buy Ti-Pure™ TiO2. This combination of technology and commercial innovation allows us to continue to meet our customers’ needs around the world.

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

In our Advanced Performance Materials segment, we are a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, extreme temperature stability, and unique di-electric properties. Our Advanced Performance Materials segment has a diversified offering of products that includes various specialty product solutions, membranes, industrial resins, and coatings across our TeflonTM, VitonTM, KrytoxTM, and NafionTM brand portfolios. These product offerings position the business to serve a breadth of markets, segments, and applications, including electronics, communications, transportation, wire and cable, energy, oil and gas, and medical, among others, and our product offerings are fundamental to the future of clean energy and advanced electronics.

Each of our three business segments leverage our state-of-the-art R&D facility at the Chemours Discovery Hub, a 312,000-square-foot R&D center located on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware to drive faster product development on a global scale.

Additional information on our segments can be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. This premium white pigment is used to deliver whiteness, brightness, opacity, durability, efficiency, and protection in applications, including architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We operate three TiO2 pigment production facilities: two in the U.S. and one in Mexico. In total, we have a TiO2 pigment nameplate capacity of approximately 1.1 million metric tons per year. In addition, we have a large-scale repackaging and distribution facility in Belgium. We also operate mineral sands mining and/or separation operations in Starke, Florida, Nahunta, Georgia, Jesup, Georgia and Offerman, Georgia.

The Chemours Company

We are one of a limited number of manufacturers operating a chloride process to produce TiO2 pigment. We believe that our proprietary chloride technology enables us to design and operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers and, uniquely utilize a broad spectrum of titanium-bearing ore feedstocks. We believe this technology, which is in use at all of our production facilities, provides us with the asset structure to deliver one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes to further improve our cost position, developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance total end-user value and meeting our sustainability goals in relation to the United Nations Sustainable Development Goals.

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

We have operated a titanium mine in Starke, Florida since 1949. Additionally, in 2019, we acquired a titanium mine in Nahunta, Georgia, from which we source ore feedstock to be processed at its associated mineral sands separation facility in Offerman, Georgia, and in August 2020 we commenced mining operations at our surface mine in Jesup, Georgia to expand the flexibility and scalability of our internally sourced ore. Our mines provide us with low-cost, high-quality domestic ilmenite ore feedstock and currently supply less than 15% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2023, include zircon (zirconium silicate) and staurolite minerals. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal.

Titanium Technologies Transformation Plan

In the third quarter of 2023, in line with our strategic priorities for creating long-term shareholder value and building on the legacy of delivering high-quality Ti-PureTM offerings, the Titanium Technologies segment commenced certain transformation initiatives to streamline our workforce, drive enhancements to our manufacturing processes, and optimize input costs under the Titanium Technologies Transformation Plan. As part of these efforts, in July 2023, we announced our decision to shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan. The Company shut down production and expects the decommissioning activities to be completed in mid-2024. Dismantling activities will begin thereafter and are expected to be completed in the first half of 2025. Total expected cash outflows associated with this transformation plan are projected to be $75 million, approximately $25 million of which was spent during 2023, inclusive of severance, decommissioning, dismantling and removal costs and advisory fees, all of which is funded by our continuing operations. As a result of efforts taken in 2023 under the Titanium Technologies Transformation Plan, we achieved approximately $50 million in cost savings. We believe that our ongoing manufacturing optimization efforts, streamlined workforce initiatives, and additional measures will position us as one of the world's lowest-cost TiO2 providers and ultimately improve the earnings quality of our Titanium Technologies segment.

Industry Overview and Competitors

Overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. In the long-run, industry demand for TiO2 pigment is generally expected to grow proportionately with global GDP growth. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted during the novel coronavirus disease (“COVID-19”) pandemic. In 2021, the TiO2 pigment market again grew at greater-than-global GDP growth rates. We saw robust demand in the first half of 2022, followed by a rapid market decline in the second half of 2022 as pigment demand declined below the long-term GDP trend. This low demand environment continued through 2023 as global economic uncertainties persisted. We anticipate 2024 global demand for TiO2 pigment to increase modestly relative to 2023 levels. In the longer-term, we expect global TiO2 pigment demand to continue its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2023 was approximately 6.8 million metric tons, of which approximately 60% was for premium performance pigments. Worldwide nameplate capacity in 2023 was estimated to be approximately 9.4 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. As future customer demand grows, we have the ability to incrementally increase our production capacity by approximately 15% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 15% of capacity is in line with our stated intention to grow with our customers’ needs over the long-term. Our increased pigment production capacity will be supported by investments to extend our ilmenite mines and through long-term ore feedstock contracts with our suppliers.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within premium performance pigment include Tronox Holdings plc, LB Group Co. Ltd., Venator Materials plc, Kronos Worldwide, Inc., and INEOS AG.

The Chemours Company

Raw Materials

The primary raw materials used in the manufacture of TiO2 pigment are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from a number of suppliers around the globe, who are primarily located in Australia, Africa, and Eastern Europe. We typically enter into a combination of long-term and medium-term supply contracts and source our raw materials from multiple suppliers across different regions and from multiple sites per supplier. Furthermore, we typically purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore in any given time period. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores.

We play an active role in ore source development around the globe, especially for those ores which can only be used by us, given the capability of our unique process technology. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provide a long-term competitive advantage. Our process technology and ability to use lower-grade ilmenite ore gives us the flexibility to alter our ore mix to low-cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for ore distribution within our manufacturing asset base and increased storage capacity at our production facilities.

Chlorine is also a key raw material input to our process. Price and availability of chlorine are subject to cyclicality and regional market dynamics. In addition, transporting chlorine can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third party that is co-located at our New Johnsonville, Tennessee site. Calcined petroleum coke is another important raw material input to our process. We source calcined petroleum coke from well-established suppliers in North America typically under contracts that run multiple years to facilitate materials and logistics planning through the supply chain. Raw materials distribution efficiency is enhanced through the use of bulk ocean, barge, and rail transportation modes. Energy is a key input cost in the TiO2 pigment manufacturing process, representing approximately 10% of the production cost. We have access to natural gas-based energy at our U.S. and Mexico TiO2 pigment production facilities and our Florida and Georgia minerals plants, supporting advantaged energy costs given the low cost of natural gas in the U.S relative to most of the other parts of the world.

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. We continue to build on our commercial strategy to optimize our performance through TiO2 market cycles while remaining closely connected to our customer needs. Our strategy establishes a commercial framework that allows us to focus on enhancing durable, value-oriented customer relationships, while providing customers access to a predictable and reliable supply of high-quality TiO2. Customers can purchase Ti-PureTM TiO2 either through long-term contracts or through Ti-PureTM Flex. Launched in 2019, Ti-PureTM Flex is an innovative channel that provides customers the unique ability to purchase Ti-Pure™ TiO2 via our web-based portal, the first of its kind in the industry. To further expand our reach beyond these sales channels, we also utilize third-party sales agents and distributors.

TiO2 pigment represents a significant raw material cost for many of our customers, and as a result, purchasing decisions are often made by our customers’ senior management teams. TiO2 pigment, however, is only a small fraction of the cost when considering certain end-use applications, especially in segments with larger value chain players, such as specialty coatings, plastics, and laminates applications. Our sales organization works to develop and maintain close relationships with key decision makers in our value chain. In addition to close purchasing relationships, our sales and technical service teams work together to develop relationships with all layers of our customers’ organizations to ensure that we meet our customers’ commercial and technical requirements. When appropriate, we collaborate closely with customers to solve formulation or application problems by modifying product characteristics or developing new product grades.

To ensure efficient distribution, we maintain a fleet of railcars which are predominantly used for distribution of products in the U.S. and Canada and utilize third-party truck and ocean carriers. A dedicated logistics team along with external partners continually assess and optimize the assignment of our transportation equipment for each product line and geographic region to maximize utilization and maintain an efficient supply chain.

The Chemours Company

Customers

Globally, we serve approximately 500 customers through our Titanium Technologies segment. In 2023, our 10 largest Titanium Technologies customers accounted for approximately 43% of the segment’s net sales, and one Titanium Technologies customer represented more than 10% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin master batches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

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

Our Thermal & Specialized Solutions segment has held a leading position in the fluorochemicals market since the commercial introduction of Freon™ in 1930. Since the original chlorofluorocarbons (“CFC”)-based product was introduced, Thermal & Specialized Solutions has been at the forefront of new technology research for lower GWP and lesser ozone-depleting potential products, leading to the development of hydrochlorofluorocarbons (“HCFC”) and hydrofluorocarbons (“HFC”). We have a leading position in HFC refrigerants under the brand name Freon™, and we are a leader in the development of more sustainable technologies like Opteon™, a line of low GWP hydrofluoroolefin (“HFO”) refrigerants and specialty fluids, which also have a near-zero ozone-depletion footprint. Opteon™ was initially developed in response to the European Union’s (“EU”) Mobile Air Conditioning Directive. Today, our OpteonTM-branded portfolio of products is used in a broad range of applications, including automotive, air conditioning, commercial refrigeration, and foam blowing agents. This patented technology offers similar functionality to current HFC products, and meets or betters currently mandated environmental standards and, in some cases, provides energy efficiency benefits.

Our Thermal & Specialized Solutions segment led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs and, in 1988, committed to cease production of CFCs. Starting in the early 1990s, Thermal & Specialized Solutions began manufacturing non-ozone-depleting HFCs. Driven by the emerging megatrends of climate change, decarbonization, and energy efficiency, together with environmental legislation being enacted across the U.S., Europe, Latin America, and Japan, we commercialized Opteon™ in 2016. In 2023, we announced the initial commercialization of Opteon™ 2P50 which is targeted for the first half of 2026, pending appropriate regulatory approvals. Opteon™ 2P50 represents a critical step in positioning the company to meet a growing challenge brought on by a new era of data transmission driving a dramatic increase in demands for faster computing, AI capabilities, and other cutting-edge applications, all of which are based in technologies requiring elevated cooling capacities. We will continue to invest in R&D in next generation refrigerants to drive long-term sustainable growth with low GWP solutions to meet the increasing regulatory requirements of the industry and the needs of our customers. Growth in our Thermal & Specialized Solutions segment is supported in part by the adoption of the American Innovation and Manufacturing Act ("AIM Act") in the US and the EU’s Fluorinated-Gas ("F-Gas") Directive. In 2022, we announced our plan to expand our Opteon™ YF capacity at our Corpus Christi, Texas facility by approximately 40% to help meet customer needs as they continue to transition to lower GWP refrigerants. Mechanical completion of this expansion plan is expected in late 2024. Also, in 2023 we announced our plan with an external partner to triple our capacity of Opteon™ products (HFO-1336mzzZ) for foam blowing agents. Mechanical completion of this expansion is expected in late 2025.

The Chemours Company

Industry Overview and Competitors

Our Thermal & Specialized Solutions segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven applications development capabilities, and deep customer knowledge. Key competitors for the Thermal & Specialized Solutions segment include Honeywell International, Inc., Arkema S.A., Orbia, and Daikin Industries, Ltd, and, to a certain extent, other industrial gas producers.

Thermal & Specialized Solutions' historical demand growth has maintained alignment with broader economic trends. However, periods of intensified demand, linked to regulatory-driven transitions from HFCs to HFOs, as recently witnessed in the EU and US, have propelled an expansion rate within our segment surpassing GDP growth. Developed markets serve as the predominant consumers of fluorochemicals, with global middle-class growth and rising demands for automobiles, refrigeration, and air conditioning acting as pivotal drivers for increased demand across various fluorochemical applications.

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

Sales, Marketing, and Distribution

With approximately 90 years of innovation and development in fluorine science, our technical, marketing, and sales teams around the world have deep expertise in our products and their end-uses. We work with customers to select the appropriate solutions to meet their technical performance needs. We sell our products through direct channels and through resellers. Sales agreements vary by product line and markets served and include both spot-pricing arrangements and multi-year contracts with varying durations.

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

Customers

Our Thermal & Specialized Solutions segment serves approximately 900 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2023.

Seasonality

Thermal & Specialized Solutions’ refrigerant sales fluctuate by season, as sales in the first half of the year are generally higher than sales in the second half of the year due to increased demand in the northern hemisphere for residential, commercial, and automotive air conditioning in the spring, which peaks in the summer months, and then declines in the fall and winter. Mobile air conditioning demand is slightly higher in the first half of the year due to the timing of automotive production shutdowns in the second half of the year.

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

The Chemours Company

Our products set the standard in a number of performance categories, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, and di-electric properties. These performance advantages make our polymers a material of choice, especially in complex applications and extreme environmental conditions. Our performance solutions portfolio includes differentiated offerings such as those that are critical to many emerging technology areas, including hydrogen production and fuel cells, emerging battery technologies, advanced semi-conductor infrastructure, 5G data delivery, and connected electronic devices. Our advanced materials portfolio provides products which are essential to established technologies across a diverse range of markets and applications, including consumer goods, transportation, and chemical processing.

Our Advanced Performance Materials products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™, Teflon™ coatings, resins, additives, and films serve as the key underpinning for a variety of industrial and commercial applications, including semiconductor infrastructure. Viton™ fluoroelastomers are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, automotive friction management, and electric motors. Nafion™ membranes are critical components in chlor-alkali processing and flow batteries, as well as the hydrogen electrolyzers and fuel cells which underpin the hydrogen economy. In anticipation of significant growth in the hydrogen economy through 2030, in 2022, we announced our plan to increase capacity and advance technology for Nafion™ ion exchange materials, which will be located at our manufacturing facility in Villers St. Paul, France. In 2023, we launched operations at THE Mobility F.C. Membranes Company as a part of Chemours’ joint venture with BWT FUMATECH Mobility GmbH to elevate and accelerate the capacity to manufacture fuel cell and humidifier membranes for mobility applications for long-term customers.

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

Industry Overview and Competitors

Our Advanced Performance Materials segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, a strong applications development competency, and deep customer knowledge. Key competitors for this segment include Daikin Industries, Ltd., 3M Company, Syensqo, S.A., AGC Inc., and Dongyue Group Co., Ltd.

The demand for products in the economically sensitive advanced materials portfolio is tied to the cyclicality of key end markets, such as industrial, chemical processing, consumer goods, and transportation, and is expected to grow in line with GDP. However, with growing demand for cleaner and faster technologies, demand for products in the performance solutions portfolio is expected to grow at a rate faster than GDP, driven by global middle-class growth and alignment between our market-driven product technology development process and emerging market technologies, such as 5G, fuel cells and electrolyzers, electronics, communications, and transportation. Demand for products in the advanced materials portfolio is exposed to more economically sensitive industrial, chemical processing, consumer goods, and transportation end markets.

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

Customers

Our Advanced Performance Materials segment serves approximately 1,100 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2023.

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

Our Titanium Technologies segment relies upon proprietary knowledge, continuing technological innovation, and trade secrets to develop and maintain our competitive position in this sector. Within this segment, we hold significant intellectual property in the form of trade secrets and patents, and, while we believe that no single trade secret is material in relation to our combined business as a whole, we believe that our trade secrets are material in the aggregate. Our proprietary chloride production process is an important part of our technology, and our business could be harmed if our trade secrets are not maintained in confidence. Within our Titanium Technologies segment’s intellectual property portfolio, we consider our Ti-Pure™ trademark to be a valuable asset. We have registered the Ti-PureTM trademark in a number of countries.

Our Thermal & Specialized Solutions segment is a technology leader in the markets in which it participates. We maintain a large fluorochemicals patent portfolio covering compositions, methods of making, and applications for refrigeration and air conditioning, foam expansion agents and propellants, specialty fluids, immersion cooling, and fluorochemical recycling, among other applications. We consider our Opteon™ and Freon™ trademarks used in the Thermal & Specialized Solutions segment to be valuable assets.

Our Advanced Performance Materials segment possesses extensive know-how and trade secrets related to manufacturing technologies for a broad range of specialized fluoropolymers, as well as application development technology for fluoropolymers based on comprehensive knowledge of customer applications. We hold patents relating to manufacturing for certain products with high quality, specifications and purity as required by the electronics, communications, automotive, wire and cable, battery, fuel cell, water electrolysis, and other industries. Additionally, our Advanced Performance Materials segment is a leader in and holds patents relating to non-fluorinated materials for use as durable water repellents for garments and other uses. In our Advanced Performance Materials segment’s intellectual property portfolio, we consider our TeflonTM, VitonTM, NafionTM, and KrytoxTM trademarks to be valuable assets.

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

Climate Change

Our commitment to sustainability cannot be separated from our growth strategy or our vision, and as a result, we aligned our sustainability focus and actions to the four key strategic pillars that support our Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All.

The Environmental Leadership pillar underlines our commitment to deliver essential solutions responsibly, with a focus on the responsible treatment of climate, water, and waste. Our Environmental Leadership 2030 goals are comprised of the following:

•
60% reduction in Scope 1 and Scope 2 absolute GHG emissions;
•
99% or more reduction of air and water process emissions of fluorinated organic chemicals; and,
•
70% reduction in landfill volume intensity.

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative ("SBTi") to establish science-based targets for scopes 1, 2, and 3 GHG emissions and continued our engagement in 2023 in line with expected validation timelines.

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

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower GWP and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are on track to achieve, by the end of 2025, our estimated goal that our low GWP products will result in 325 million tons of avoided emissions of carbon dioxide equivalents on a global basis.

We are a proponent of the AIM Act, that went into effect in 2022, and has begun the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site. This project was operational as of October 2022 and validation of performance was completed prior to an extension period granted by the U.S. Environmental Protection Agency ("EPA") in the first quarter of 2023.

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

The Chemours Company

In our Titanium Technologies business, our Ti-Pure™ Sustainability ("TS") product series, is designed to advance our customers’ sustainability goals. The product series includes enhanced product sustainability designations—including climate impact, circularity, resource efficiency, and health and wellness. Going forward, our product portfolio will continue to be centered on the evolving needs of our customers.

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

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success depends on our ability to attract, retain and motivate key employees, and to identify and develop high-performing talented personnel to succeed our senior management and other key employees. This success depends on creating a diverse, inclusive, equitable and thriving workplace culture – one that holds a multiplicity of viewpoints, stems from a variety of backgrounds, and brings an abundance of different life experiences to work. We believe our global workforce should reflect the viewpoints and diversity of the communities in which we operate. That combination of excellence and diversity is essential to continuing our strong track record of uncovering and delivering the innovative solutions society needs.

Diverse and Inclusive Leadership and Workforce

Our board of directors is comprised of ten individuals with diverse experience and credentials, selected for their acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the company with unique insights and fresh perspectives. The demographics of our board of directors include 60% women and 10% ethnically diverse individuals. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. As of the date of this Annual Report on Form 10-K, management of the Company is led by our Chief Executive Officer (“CEO”) and 7 of her direct reports, which comprise our Chemours Executive Team (“CET”). The demographics of our CET include 50% women and 38% ethnically diverse individuals. Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

At December 31, 2023, we had approximately 6,200 employees globally, nearly all of which were full-time employees. Our employees’ global demographics consisted of approximately 76% male employees and approximately 24% female employees, and, in the U.S., approximately 21% of our employees were considered to be ethnically diverse. At December 31, 2023, we had approximately 76% of our employees in the Americas (67% of whom are in the United States), 15% in Europe, and 9% in Asia Pacific (4% are in China). Approximately 15% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

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

The Chemours Company

Corporate Responsibility Commitments

Our Community Impact and Greatest Place to Work for All pillars underline our commitment to creating and sustaining a diverse, inclusive, and safe workplace. With a focus on creating a vibrant workplace culture that attracts, retains, and empowers the best and brightest in their fields, the following table sets forth our 2030 Community Impact and Greatest Place to Work for All goals and our relative progress as of December 31, 2023.

Community Impact and Greatest Place to Work for All Goals (1)	At December 31, 2023
Fill 50% of director level positions and above with women globally	Approximately 36% of director level positions and above are filled with women globally
Fill 35% of all positions globally with women	Approximately 24% of all global positions are filled with women
Fill 30% of all U.S. positions with ethnically diverse employees	Approximately 21% of all U.S. positions are filled with ethnically diverse employees
Improve employee, contractor, process, and distribution safety performance by at least 75%

For our most recent fiscal year (2) (3):
- Our employee total recordable incident rate ("TRIR") was 0.29;
- Our contractor TRIR was 0.37;
- Our process safety tier 1 rate was 0.02;
- We had 1 distribution incident

Invest $50 million in our communities to improve lives by increasing access to science, technology, engineering, and math (“STEM”) skills, safety initiatives, and sustainable environment programs

Approximately $24 million has been invested to support communities increase their access to STEM skills, safety initiatives, and sustainable environment programs within the communities in which we operate

(1)
Community Impact and Greatest Place to Work for All goals are targeted for completion by December 31, 2030.
(2)
Rate is defined as number of events per 100 workers per year.
(3)
Our 2018 baseline metrics are as follows: employee TRIR of 0.28, contractor TRIR of 0.23, process safety tier 1 rate of 0.04, and 3 distribution incidents.

In support of our goals and commitment to foster a diverse and inclusive environment where all employees can contribute, thrive and grow, we have several Employee Resource Groups (“ERGs”): Chemours Asian Group, Chemours Black Employee Network, Chemours Latin American Resource Organization, Chemours Pride Network, Chemours Women’s Network, Early Career Network, Veterans' Network and Chemours Native American Employee Network. The objectives of these ERGs are to help foster a diverse, inclusive workplace by educating and building awareness across the Company on challenges underrepresented groups often face, how to be more inclusive, supporting career development efforts, and leading community outreach efforts. We also facilitate additional educational programs, workshops and discussions on a variety of diversity and inclusion topics for global, regional, and local employee groups. We continue to further our CRC goals through a range of tactics. To recruit top talent and broaden our local workforce pipeline, we virtually attended as well as attended fairs at various universities, including events at Historically Black Colleges and Universities ("HBCUs"), and conferences. Meanwhile, our manufacturing sites partnered with local trade schools and community colleges to create apprenticeship opportunities and develop degree programs that teach students the unique skills needed for a career in operations.

Ultimately, we believe that our efforts towards achieving each of these goals result in a company culture that views our individual differences, safety-focused mentality, and talent development initiatives as sources of competitive strength.

Safety Obsession

Responsible chemistry begins with our focus on the safety and health of people all along our value chain. Our Safety Obsession is deeply rooted in our responsible chemistry ethos and is one of our five core values, emphasizing our steadfast belief that a safe workplace is a profitable workplace. Our safety commitment extends beyond ourselves and our manufacturing sites, and we make ongoing, upfront investments in our people, our facilities, and our processes to protect the safety and well-being of our workforce, our business partners, and the communities in which we operate.

Our mission is to achieve zero workplace injuries, occupational illnesses, and incidents. In 2023, our year-over-year progress toward our CRC safety goals did not show improvement. Chemours experienced two contractor fatalities in 2023 at our Kuan Yin, Taiwan manufacturing facility as part of its decommissioning activities. The seriousness of this event has had a profound impact on our families, the community, and the Company. It serves as a stark reminder that the work we do every day requires an intense focus on safety—always.

The board of directors established an Environmental, Health, Safety (“EHS”) and Operations Performance committee. The committee assists the board in overseeing the assessment and management of environmental, health, and safety risks by reviewing the Company’s programs for identifying, assessing, managing, and mitigating such risks.

The Chemours Company

At Chemours, our people are our most important asset, and ensuring we have leaders who are committed to unwavering safety excellence is foundational to our company's success. We focus on both physical and psychological safety as part of our holistic safety approach to protect employees, partners and our community from harm. Holistic safety and business performance are interconnected, as a workplace supporting psychological safety creates an environment where employees feel supported to exercise a "stop work authority" approach, and supported to participate openly in incident investigations which leads to operational learning focused on eliminating or reducing physical accidents. At Chemours, the way in which we work is grounded in our Safety Obsession, which encompasses the physical, and psychological dimensions of safety. Holistic safety also acknowledges our aspiration to be a diverse, equitable, and inclusive company, where each employee can perform their best.

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

Additionally, we believe in pay transparency. In 2023, we became transparent with our pay practices in both North America and Europe. The extent to which we share will vary based on local country norms, but may include market position, base salary ranges, bonus and equity targets. We will continue to strive to bring transparency to all of our employees in the near future.

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our commitment to sustainability, corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2023, our voluntary attrition percentage was approximately 7%.

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

Summary of Risk Factors

The following is a summary of the principal risks that could adversely affect our business, results of operations, financial condition, and cash flows.

Risks Related to Legal Matters, Environmental Sustainability, and Regulations

•
Our results of operations could be adversely affected by litigation and other commitments and contingencies;
•
We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability or liquidity;
•
In connection with our Separation, we were required to assume, and indemnify EID for, certain liabilities. As we may be required to make payments pursuant to these indemnities or under the cost-sharing provisions of the MOU, we may need to divert cash to meet those obligations, and our liquidity or financial results could be negatively affected. In addition, the obligations of EID to indemnify us and/or the obligation of the DuPont Indemnitees to share costs for certain liabilities may not be sufficient to insure us against the full amount of the applicable liabilities for which it will be allocated responsibility, and EID and/or the DuPont Indemnitees may not be able to satisfy their obligations in the future;
•
In connection with our Separation, we were required to enter into numerous Separation-related and commercial agreements with our former parent company, EID, which may not reflect optimal or commercially beneficial terms to us;
•
If the distribution, in connection with the Separation, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax and indemnification liability and stockholders receiving our common stock in the distribution could be subject to significant tax liability;
•
As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows; and,
•
Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations.

Risks Related to Our Business Performance

•
Operating as a multi-national corporation presents risks associated with global and regional economic downturns and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards);
•
The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected;
•
Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant impact on our earnings;
•
Our reported results and financial condition could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;
•
If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected;
•
If our long-lived assets, including goodwill, become impaired, we may be required to record a significant charge to earnings;
•
We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations, financial condition, and cash flows;
•
We are subject to continuing contingent tax-related liabilities of EID;
•
We are a holding company that is dependent on cash flows from our operating subsidiaries to fund our debt obligations, MOU escrow funding requirements, capital expenditures, and ongoing operations;
•
Failure to meet some or all of our key financial and non-financial targets could negatively impact the value of our business and adversely affect our stock price; and
•
A pandemic, epidemic, or other outbreak of infectious disease may have a material adverse effect on our business operations, results of operations, financial condition, and cash flows.

The Chemours Company

Risks Related to Our Operations

•
Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations and financial condition;
•
Hazards associated with chemical manufacturing, storage, containment, and transportation could adversely affect our results of operations;
•
Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents;
•
Our operations could be materially impacted in the event of a failure of our information technology infrastructure;
•
The ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, the existence of material weaknesses as described in Part II, Item 9A of this Annual Report on Form 10-K, and the potential for additional material weaknesses in our internal control over financial reporting in the future could result in material misstatements in our financial statements; and
•
We have incurred and expect to continue to incur significant expenses related to the Audit Committee Internal Review and the remediation of the material weaknesses in our internal control over financial reporting, and any resulting litigation.

Risks Related to Our Indebtedness

•
Our current level of indebtedness could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us;
•
Despite our current level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above;
•
We may need additional capital in the future and may not be able to obtain it on favorable terms;
•
The agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions;
•
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly; and
•
Adverse developments affecting the financial markets, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

General Risk Factors

•
Our stock price could become more volatile and investments could lose value;
•
We cannot guarantee the timing or amount of our dividends and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock;
•
A stockholder’s percentage of ownership in us may be diluted in the future;
•
Certain provisions in our amended and restated certificate of incorporation and amended and restated by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of the common stock;
•
Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management and other key employees; and
•
We may experience a disruption of our business activities and our business could be adversely affected due to senior management transitions.

The Chemours Company

Risks Related to Legal Matters, Environmental Sustainability, and Regulations

Our results of operations could be adversely affected by litigation and other commitments and contingencies.

We face risks arising from various unasserted and asserted legal claims, investigations, and litigation matters, such as product liability claims, patent infringement claims, anti-trust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts. We have noted a nationwide trend in purported mass tort and class actions against chemical manufacturers generally seeking relief, such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public and damages to natural resources. Various factors or developments in these nationwide trends or in the actions could result in future charges that could have a material adverse effect on us. We are also subject to requests for information, including those described below under “As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows.” An adverse outcome in any one or more of these matters could be material to our financial results, liquidity, and/or stock price, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed below, we are a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”); Aqueous Film Forming Foam (“AFFF”); per- and polyfluoroalkyl substances (“PFAS”); and other compounds.

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

Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements for further details related to these matters.

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

In June 2019, the Member States Committee of the European Chemicals Agency ("ECHA") also voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. In September 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action and we appealed such decision. In November 2023, the EU Court of Justice dismissed our appeal.

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the evaluation of certain consumer uses of PFAS, such as ski wax, cosmetics and consumer mixtures, in the March 2024 plenary meetings. ECHA is currently discussing a joint plan for how to best evaluate the proposal with the five national authorities who prepared it. Once agreed, the plan will be made public. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

In January of 2024, the European Council adopted a regulation supporting the phase down of hydrofluorocarbons (“HFC”) by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in select applications. The new regulation entered into force on March 11, 2024, and includes both reviews and exemptions. No later than January 1, 2030, the European Commission will publish a report on the effects of the regulation and whether the bans are upheld based on technical feasibility and socioeconomic impact of alternatives.

In March 2024, ECHA published a registration update for trifluoroacetic acid (“TFA”). This update includes a self-classification, by TFA registrants, of Category 2 Reprotoxin. In parallel, Germany has announced its intention to submit a proposal to revise the existing harmonized (legally binding) classification to include reprotoxicity. The proposal will go through a 60-day consultation period to collect comments from interested parties. Next, ECHA’s RAC will review the submission and all comments and adopt an opinion, which could take up to 18 months. Based on this opinion, the European Commission will prepare a legislative proposal in conjunction with Member State experts. If Member States and the European Parliament do not object, the final harmonized classification will then become legally binding after a transition period. There are many variables in this process, which could take years to complete.

The impacts of these various restrictions and regulatory measures in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. We expect to receive future test orders, however the timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material.

The Chemours Company

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. On March 13, 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and is expected to be finalized in the first half of 2024. No action is required on the proposed NPDWR until it is final. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows.

The Audit Committee, with the assistance of outside counsel, conducted an internal review in the first quarter of 2024 in response to an anonymous report made to the Chemours Ethics Hotline. The scope of the review included the processes for reviewing reports made to the Chemours Ethics Hotline, the Company’s practices for managing working capital, including the related impact on metrics within the Company’s incentive plans, certain non-GAAP metrics included in filings made with the SEC or otherwise publicly released, and related disclosures. The Audit Committee completed its planned procedures with respect to its review and its findings determined that the Company’s then-Chief Executive Officer ("CEO"), then-Chief Financial Officer ("CFO"), and then-Controller engaged in efforts in the fourth quarter of 2023 to delay payments to certain vendors and accelerate the collection of receivables, in part to meet free cash flow targets that the Company had communicated publicly, and which also would be part of a key metric for determining incentive compensation applicable to executive officers. The Audit Committee Internal Review determined that there was a lack of transparency with the Company's board of directors by the members of senior management who were engaging in these actions, and that these actions violated the Chemours Code of Ethics for the CEO, CFO, and the Controller. As a result, these individuals were placed on administrative leave. The Company issued Current Reports on Form 8-K related to the Audit Committee Internal Review, including announcing the administrative leave determinations, announcing the appointment of a new CEO and Interim CFO, and providing a general update on the review. Chemours is cooperating with requests for information by the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings in respect of that review. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. These matters could result in us incurring additional costs and liabilities, which may be material to our results of operations, financial condition, and cash flows.

Refer to Part II, Item 9A of this Annual Report on Form 10-K and "Note 2 – Basis of Presentation" and "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements for further details related to these matters.

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

Each of the businesses in which we operate is highly competitive. Competition in the performance chemicals industry is based on a number of factors, such as price, product quality, and service. We face significant competition from major international and regional competitors. Some of our competitors in the Titanium Technologies segment may have plans to expand their chloride capacity. Additionally, our Titanium Technologies business competes with numerous regional producers, including producers in China, who have expanded their readily available production capacity. The risk of substitution of these Chinese producers by our customers could increase as these Chinese producers expand their use of chloride production technology. Similarly, we compete with various producers in our Thermal & Specialized Solutions and Advanced Performance Materials businesses, and the risk of substitution of these producers by our customers could increase if these producers develop better capabilities to manufacture products similar to our specialty products.

Intellectual property rights, including patents, trade secrets, confidential information, trademarks, and tradenames are important to our business. We endeavor to protect our intellectual property rights in key jurisdictions in which our products are produced or used and in jurisdictions into which our products are imported. Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights. However, we may be unable to obtain protection for our intellectual property in key jurisdictions. Although we own and have applied for numerous patents and trademarks throughout the world, we may have to rely on judicial enforcement of our patents and other proprietary rights. Our patents and other intellectual property rights may expire or be challenged, invalidated, circumvented, and rendered unenforceable or otherwise compromised. A failure to protect, defend, or enforce our intellectual property could have an adverse effect on our financial condition and results of operations. Similarly, third parties may assert claims against us and our customers and distributors, alleging our products infringe upon third-party intellectual property rights.

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

The Chemours Company

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

We attempt to offset the effects of higher raw materials and energy costs through selling price increases, productivity improvements, and cost reduction programs. However, the outcome of these efforts is largely determined by existing competitive and economic conditions and may be subject to a time delay between the increase in our raw materials costs and our ability to increase prices, which could vary significantly depending on the market served. If we are not able to fully offset the effects of higher energy or raw materials costs, there could be a material adverse effect on our financial results.

Our reported results and financial condition could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness.

Due to our international operations, we transact in many foreign currencies, including, but not limited to, the euro, the Mexican peso, the Chinese yuan, the Japanese yen, and the Argentine peso. As a result, we are subject to the effects of changes in foreign currency exchange rates. During times of a strengthening U.S. dollar, our reported net sales and operating income will be reduced because the local currency will be translated into fewer U.S. dollars. During periods of local economic crisis, local currencies may be devalued significantly against the U.S. dollar, potentially reducing our margin. For example, depreciation of the euro against the U.S. dollar has historically negatively impacted our results of operations. We also have certain indebtedness and payables denominated in the euro, and, during times of a strengthening euro relative to the U.S. dollar, our overall debt obligations and payables in U.S. dollars equivalent will increase. Additionally, the Argentine peso has devalued significantly against the U.S. dollar in recent years, which has negatively impacted our results of operations and cash flows.

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

The Chemours Company

If our long-lived assets, including goodwill, become impaired, we may be required to record a significant charge to earnings.

We have a significant amount of long-lived assets on our consolidated balance sheets. Under GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 1 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets and goodwill may not be recoverable, include, but are not limited to, changes in the industrial, economic, political, social, and physical landscapes in which we operate, a decline in our stock price and market capitalization, reduced future cash flow estimates, changes in discount rate, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets, including goodwill, is determined, negatively impacting our results of operations. Subsequent to year end, after the announcement of the Audit Committee Internal Review, we experienced significant fluctuations in our stock price. A sustained decline in our stock price in the future, could indicate the carrying value of our goodwill may not be recoverable.

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

The Organization of Economic Cooperation and Development, which represents a coalition of member countries globally, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting (“BEPS”) project. The BEPS project is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions and a global minimum corporate income tax under "Pillar Two". Several jurisdictions in which we operated have enacted Pillar Two rules with an effective date of January 1, 2024. At this time we do not expect a material impact; however, given the scope of our international operations and uncertainty surrounding the impact of future legislation, it is difficult to assess how any changes in tax laws arising from BEPS would impact our income tax expense.

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

From time to time, we may announce certain key financial and non-financial targets that are expected to serve as benchmarks for our performance or for our liquidity for a given time period, including goals for our future net sales growth, adjusted earnings before interest, taxes, depreciation, and amortization, adjusted earnings per share, free cash flows, return on invested capital, net leverage ratio, corporate responsibility commitments, and/or sustainability commitments. Our failure to meet one or more of these key targets may negatively impact our results of operations, stock price, and stockholder returns. The factors influencing our ability to meet these key targets include, but are not limited to, changes in the global economic environment, changes in our competitive landscape, including our relationships with new or existing customers, our ability to introduce new products, applications, or technologies, our undertaking of an acquisition, joint venture, or other strategic arrangement, the outcome of any new or existing litigation, our failure to comply with new or existing laws or regulations, and other factors described within this Item 1A – Risk Factors, many of which are beyond our control.

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

The Chemours Company

The widespread outbreak of any illness or communicable disease could result in, and in the instance of the COVID-19 pandemic has resulted in, a significant health crisis that adversely affects local and global economies and financial markets. The effects of the COVID-19 pandemic continue to evolve, and have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows, and may also exacerbate our other risks, as described within this Item 1A – Risk Factors, any of which could have a material effect on us, including among other things, risks associated with our indebtedness, such as available capacity and compliance with debt covenants, risks related to the adequacy of our cash flows and earnings or other conditions which may affect our liquidity, and risks related to our ongoing ability to pay dividends and repurchase common stock. As the situation continues to evolve, additional impacts of which we are not currently aware may also arise.

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

There are hazards associated with chemical manufacturing and the related storage, containment, and transportation of raw materials, products, and wastes. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole. While we endeavor to provide adequate protection for the safe-handling of these materials, issues could be created by various events, including unforeseen accidents or defects, natural disasters, severe weather events, acts of sabotage, military actions, terrorism, and performance by third parties, including tenants at certain of our manufacturing facilities, and, as a result, we could face the following potential hazards, among others:

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

We and certain of our customers and suppliers have experienced business and/or supply chain disruptions, plant downtime, power outages, and/or information technology system and network disruptions. These types of disruptions may be caused by, among other things, acts of sabotage, employee error or other actions, geo-political activity, military actions, and terrorism (including cyberterrorism). Further, the nature of our business dictates that we maintain significant concentrations of physical assets in geographic locations which may be vulnerable to the impacts of climate change, including significant changes in storm patterns and intensities, water shortages, increasing atmospheric and water temperatures, and rising sea levels. Such events could also seriously harm our operations, as well as the operations of our customers and suppliers, and accordingly, we continue to study the long-term implications of changing climate parameters on plant siting, operational issues, and water availability. Although none of the aforementioned disruptions and/or events has materially impacted us to date, we may experience similar type disruptions in the future, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.

Failure to effectively prevent, detect, and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or other actions, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Such risks are particularly relevant in consideration of remote working arrangements utilized by our workforce where practicable. Like most major corporations, we have been, and expect to be, the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 pigment by third parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

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

We currently use an enterprise resource planning (“ERP”) software platform that is no longer supported; however, we pay for extended, customer-specific support, which is costly. We are currently evaluating our options to upgrade or replace our existing platform. Any systems failure, accident, or security breach could result in significant costs or disruptions to our operations, which could have a material adverse effect on our business. Further, such improvements and upgrades or replacements are often complex, costly, and time-consuming. We may also experience challenges integrating any new ERP software platform with our existing technology systems, or may uncover problems with our existing technology systems. Any attempt to upgrade or implement a replacement could result in outages, a disruption to our operations, and our ability to serve our customers.

The ineffectiveness of our internal control over financial reporting and disclosure controls and procedures, the existence of material weaknesses as described in Part II, Item 9A of this Annual Report on Form 10-K, and the potential for additional material weaknesses in our internal control over financial reporting in the future could result in material misstatements in our financial statements that could go undetected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations.

As discussed further in Part II, Item 9A of this Annual Report on Form 10-K, in evaluating our internal control over financial reporting as of December 31, 2023, we identified four control deficiencies relating to failure to set an appropriate tone at the top, design and maintenance of effective controls related to information and communication, design and maintenance of effective controls related to evaluation and escalation of reports made to the Chemours Ethics Hotline, and design and maintenance of effective controls related to vendor master data in order to prevent unauthorized cash disbursements. Each of these four control deficiencies constituted material weaknesses in our internal control over financial reporting. These material weaknesses also resulted in us deeming our disclosure controls and procedures not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to these material weaknesses, management is implementing remedial actions to improve the design and operational effectiveness of the elements of the internal control environment that contributed to these material weaknesses, which are described in Part II, Item 9A of this Annual Report on Form 10-K. Management anticipates that these actions and the introduction of new controls, when implemented and tested for a sufficient period of time, will remediate the material weaknesses. We expect to continue to enhance our internal controls and assess our operating effectiveness throughout 2024.

We may nevertheless be unsuccessful in remediating the material weakness identified by management, or we may be unable to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, which could subject us to litigation and regulatory investigations, diminish investor confidence in us, negatively impact the trading price of our common stock and/or limit our ability to access capital markets.

The Chemours Company

We have incurred and expect to continue to incur significant expenses related to the Audit Committee Internal Review and the remediation of the material weaknesses in our internal control over financial reporting.

We have devoted substantial internal and external resources towards the Audit Committee Internal Review and expect to continue to devote substantial resources towards the implementation of enhanced procedures and controls over deficiencies and the remediation of material weaknesses in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Additionally, we have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and our directors. In connection with the Audit Committee Internal Review, we have received requests from former members of senior management under such indemnification agreements and our bylaws to provide advances of funds for legal fees and other expenses, and we expect additional requests in connection with the Audit Committee Internal Review and any future related litigation. We have taken several remediation efforts in response to the Audit Committee Internal Review. However, there can be no assurance that these steps and future steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional matters requiring remediation, we may be required to devote significant additional time and expense to additional remediation efforts. The incurrence of significant additional expenses or the requirement that management devote substantial time to these efforts could reduce the time otherwise available to execute on our business strategies and could have a material adverse effect on our results of operations, financial condition, and cash flows.

Risks Related to Our Indebtedness

Our current level of indebtedness could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2023, we had approximately $4.0 billion of indebtedness. At December 31, 2023, together with the guarantors, we had approximately $1.5 billion of indebtedness outstanding under our senior secured credit facilities, and a net $852 million of revolving credit facility (“Revolving Credit Facility”) availability after letters of credit, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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

The Chemours Company

If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the outstanding notes. Failure to successfully restructure or refinance our debt could cause us to default on our debt obligations and would impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets, which is outside of our control, and our financial condition at such time. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event of a default of our debt service obligations, if not cured or waived, the holders of the applicable indebtedness, including holders of our outstanding notes and the Senior Secured Credit Facilities, could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest. Our assets or cash flows may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. First, a default in our debt service obligations in respect of the outstanding notes would result in a cross-default under the Senior Secured Credit Facilities. The foregoing would permit the lenders under the Revolving Credit Facility to terminate their commitments thereunder and cease making further loans, and would allow the lenders under the Senior Secured Credit Facilities to declare all loans immediately due and payable and to institute foreclosure proceedings against their collateral. Second, any event of default or declaration of acceleration under the Senior Secured Credit Facilities or certain other agreements relating to our outstanding indebtedness could also result in an event of default under the indenture governing the outstanding notes, and any event of default or declaration of acceleration under any other of our outstanding indebtedness may also contain a cross-default provision. Any such default, event of default if not cured or waived, or declaration of acceleration could force us into bankruptcy, reorganization, insolvency, or liquidation.

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

We may need additional capital in the future and may not be able to obtain it on favorable terms or at all.

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

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings, including environmental, social and governance-related impacts. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our overall credit ratings and our debt securities. On March 1, 2024, S&P Global downgraded our issuer credit rating from BB to BB- and placed all company credit ratings on CreditWatch with negative implications, and Moody’s has placed our ratings under review for downgrade. These negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We may use, from time to time, derivative instruments to mitigate interest rate risk. However, there is no guarantee that derivative contracts may be available to us and/or if such contracts will provide the desired results. As of December 31, 2023, we had approximately $1.5 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates.

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

The Chemours Company

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
•
internal factors, such as the Audit Committee Internal Review, unplanned changes in senior management, and material weaknesses in internal control over financial reporting;
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

A significant drop or rise in our stock price could expose us to costly and time-consuming litigation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business. See also “As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows” for a discussion of recent requests for information and potential private litigation.

We cannot guarantee the timing or amount of our dividends and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock.

The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs, are subject to the sole discretion of our board of directors and, in the context of our capital allocation strategy, will depend upon many factors, including our financial condition, operating results, cash flows, and relevant prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements, and other factors that our board of directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase our common shares in the future.

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

The Chemours Company

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

Our success depends on the performance of our key employees, including our senior management team, which is currently led by a new Chief Executive Officer. If we are unable to identify, attract, retain, and develop a talented, diverse set of leaders, whether due to technical, geographical, social, or other differences, our results of operations, financial condition, and cash flows could be adversely affected. Further, if we are unable to effectively plan for the succession of our senior management team, our results of operations, financial condition, and cash flows could be adversely affected, as we may be unable to realize our business strategy. While our ongoing personnel practices identify a succession process for our key employees, we cannot guarantee the effectiveness of this process, the continuity of highly-qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession, including its impacts on our general operations and on our internal control over our financial reporting.

The Chemours Company

We may experience a disruption of our business activities and our business could be adversely affected due to senior management transitions.

We have had several unplanned senior management changes recently, including our then-Chief Executive Officer, then-Chief Financial Officer, and then-Controller being placed on administrative leave in February 2024, and the appointment of our current Chief Executive Officer and Interim Chief Financial Officer. Leadership transitions and management changes can be difficult to manage, particularly if they are unplanned, inherently cause some loss of institutional knowledge and may cause uncertainties or a disruption to our business or increase the likelihood of turnover in key officers and employees. Our ability to execute our business strategies may be impacted by the uncertainty associated with these transitions and the time and attention of our board of directors and management may be required to dedicate to management transitions could disrupt our business. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Chemours recognizes the critical importance of maintaining a cybersecurity program to provide a secure and reliable computing environment protecting the Company’s information, systems and assets and to enable our digital transformation goals. Our cyber and information security program (the “Program”) is based upon standards published by the National Institute of Standards and Technology (“NIST”) in their Cybersecurity Framework. The goals of our Program are:

•
identifying, preventing, and mitigating cybersecurity threats to the Company;
•
preserving the confidentiality, security, and availability of the information that we collect and store to use in our business;
•
protecting the Company’s intellectual property;
•
maintaining the confidence of our customers, business partners and other stakeholders; and
•
providing appropriate public disclosure of cybersecurity risks and incidents, when required.

The Chief Information Security Officer (“CISO”) is the Chemours executive principally responsible for managing and maintaining the Program, is accountable for managing risk, ensuring that the organization’s security posture is aligned with its business objectives, and providing timely updates to senior management on such efforts. The CISO reports to the Interim Enterprise Transformation Leader. The current CISO has more than six years with Chemours and over 25 years of total cyber and information security experience with multiple companies across both the private and public sector in CISO and other information security roles.

The CISO manages and is supported by a global team of risk managers, cyber defenders, architects, and engineers with the knowledge and experience to carry out day-to-day cybersecurity operations. They are also supported by third parties who provide threat intelligence, global infrastructure monitoring, and threat detection and response to cyber events. In addition, our Corporate Security team, a part of the Legal organization, has open lines of communication with various Federal, State and International law enforcement agencies to gain access to the latest cyber situational awareness.

We assess third-party cybersecurity controls through a cybersecurity questionnaire and include information security and privacy addendums to our contracts, where applicable. We also require that our vendors and other third parties report cybersecurity incidents to us so that we can assess the impact of the incident on us.

Chemours educates its employees and contractors annually on cyber risks and prevention, monthly using online situational awareness training, active employee engagement, and ongoing phishing simulations.

The CISO has an incident response plan designed to address potential cybersecurity incidents and notify appropriate leadership while determining the material impact through a cyber sub-committee of management’s Disclosure Committee. The plan also includes implementing long-term strategies for recovery and prevention of future incidents.

We manage the cybersecurity risk under our Enterprise Risk Management (“ERM”) program, where we assess key risks within the Company. The board of directors is responsible for oversight of the Company’s enterprise risk management and is informed of the risks associated with cybersecurity through periodic ERM updates. A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, and other exercises focused on evaluating the effectiveness of the Program.

The Chemours Company

The Audit Committee is central to the board of directors' oversight of cybersecurity and regularly meets with the CISO to review and discuss cybersecurity risks, the status of ongoing cyber initiatives and strategies, incident reports and learnings, as well as key performance indicators. The results of any cyber risk assessments, audits, and reviews are reported to the Audit Committee and the board of directors, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.

Although our Risk Factors include further details about the cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

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

The following chart sets forth our production facilities at December 31, 2023.

Production Facilities
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Shared Locations
North America	DeLisle, Mississippi New Johnsonville, Tennessee Jesup, Georgia (Mine) (1) Nahunta, Georgia (Mine) (1) Offerman, Georgia (Mineral Separation) Starke, Florida (Mine & Mineral Separation)	Corpus Christi, Texas El Dorado, Arkansas (1) LaPorte, Texas (1) Louisville, Kentucky (1)	Deepwater, New Jersey Elkton, Maryland (1) Fayetteville, North Carolina Louisville, Kentucky Parlin, New Jersey (1) Washington, West Virginia	Belle, West Virginia (3)
Europe, the Middle East, and Africa			Mechelen, Belgium Villers St. Paul, France (1)	Dordrecht, Netherlands (4)
Latin America	Altamira, Mexico	Barueri, Brazil (1) Manaus, Brazil (1) Monterrey, Mexico (1)
Asia Pacific (5)		Chiba, Japan (2)	Shimizu, Japan (2) Sichuan, China (2)	Changshu, China (2) (4)
(1)
Site is leased from a third party.
(2)
Site with joint venture equity affiliates.
(3)
Shared site between the Thermal & Specialized Solutions and Other segments.
(4)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(5)
Excludes the Kuan Yin, Taiwan production facility that was fully shut-down during the fourth quarter of 2023.

We have technical centers and R&D facilities located at a number of our production facilities. We also maintain stand-alone technical centers to serve our customers and provide technical support.

The Chemours Company

The following chart sets forth our stand-alone technical centers at December 31, 2023.

Technical Centers
Region	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Shared Locations
North America				Newark, Delaware (1) (4) Wilmington, Delaware (1) (3)
Europe, the Middle East, and Africa	Kallo, Belgium (1)			Meyrin, Switzerland (1) (3)
Latin America	Mexico City, Mexico (1)
Asia Pacific			Shimizu, Japan (2)	Shanghai, China (1) (4)
(1)
Site is leased from a third party.
(2)
Site with joint venture equity affiliates.
(3)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(4)
Shared site between the Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials segments.

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2024. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

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

The Chemours Company

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

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these and other litigation matters, including actions related to Fayetteville, is included in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022.

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019. We are in discussion with EPA regarding PFAS-related allegations at our sites, including the February 2019 NOV, and at this time management believes that a loss is possible but not estimable. We have also received NOVs from the NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

Denise Dignam, age 58, serves as our President and Chief Executive Officer. Ms. Dignam was appointed Chief Executive Officer in March 2024. Ms. Dignam joined Chemours in 2015 and has served as our President – Titanium Technologies, from 2023 to 2024; President – Advanced Performance Materials from 2021 to 2023; Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

Matthew S. Abbott, age 48, serves as our Interim Chief Financial Officer and Senior Vice President, Chief Enterprise Transformation Officer, with responsibility for Finance, Enterprise Capital Projects and Engineering Technology, Information Technology, Cyber Security, Digital and Data Analytics and Procurement. Mr. Abbott was appointed as Interim Chief Financial Officer in February 2024 and has served as Chief Enterprise Transformation Officer since June 2023. Mr. Abbott joined Chemours in 2017 and has served as Chemours' Vice President, Digital and Data Analytics Leader from 2021 to 2023 where he was central to designing digital strategies to accelerate Chemours’ journey to becoming a data-driven organization. Past roles included Vice President, Chief Accounting Officer and Controller from 2019 to 2021; and Vice President and Chief Audit Executive from 2017 to 2019. Prior to joining Chemours, Mr. Abbott was a Partner at PricewaterhouseCoopers LLP ("PwC") for five years, with nearly twenty total years of experience serving PwC's industrial products and high-technology clients.

Diane I. Picho, age 63, serves as our Interim President – Titanium Technologies. Ms. Picho was appointed to this role in March 2024. Ms. Picho joined Chemours in 2015 and has served as Vice President of Human Resources and Chief of Staff for Titanium Technologies from 2023 to 2024; Vice President of Commercial Operations for the Chemours Advanced Performance Materials business from 2022 to 2023; Senior Director of Commercial Operations for the Chemours Advanced Performance Materials business from 2020-2021; Senior Director of Global Strategy & Business Operating Systems for Chemours Fluoroproducts from 2017 to 2019; and Global Business Productivity Director for Chemours Fluoroproducts from 2015 to 2016. Prior to joining Chemours, Ms. Picho worked at EID in various roles including, North America Regional Business & Market Director for DuPont Chemicals & Fluoroproducts from 2013 to 2015; and Global Business Manager for Fluorochemicals Refrigerants from 2007 to 2012. Ms. Picho joined EID in 1983 as an R&D Engineer.

Joseph T. Martinko, age 56, serves as our President – Thermal & Specialized Solutions. Mr. Martinko was appointed to this role in July, 2023. Mr. Martinko joined Chemours in 2015 and served as Global Business and Marketing Director – Opteon™ products from 2015 to 2019 and Senior Business Director, Americas, from 2019 to 2023. Previously, Mr. Martinko worked at EID in various roles in the fluorochemicals business including North America General Manager and various Global sales, business and marketing roles in Fluoroproducts. Mr. Martinko joined EID in 1995 and had Safety, Health and Environmental and Operations responsibility for several manufacturing units at EID's Chambers Works Facility.

Gerardo Familiar, age 48, serves as our President – Advanced Performance Materials. Mr. Familiar was appointed to this role in March 2023. Mr. Familiar joined Chemours in 2015 and has served as our General Manager - Chemours Hydrogen Venture from 2022 to 2023; Senior Director of TSS Global Strategy, Marketing, and Regulatory Affairs from 2020 to 2022; Director of Investor Relations from 2019 to 2020; Global Business Director and President - Chemours Mexico from 2016 to 2019; and Global Business Director - Coatings from 2015 to 2016. Previously, he worked at EID in various roles, including Global Business Manager from 2014 to 2015; and Business & Marketing Manager North America - APM & TSS from 2013 to 2014. Mr. Familiar joined EID in 2002 as a Sales and Marketing Leader - Mexico and Central America. Prior to joining EID, Mr. Familiar was a Senior Consultant at PwC from 2000 to 2002; and a Business Consultant at Decide MX from 1995 to 1999.

Kristine Wellman, age 54, serves as our Senior Vice President, General Counsel and Corporate Secretary. Ms. Wellman was appointed Senior Vice President, General Counsel & Corporate Secretary in October 2022. Ms. Wellman joined Chemours in December 2014 and has held several positions within the company throughout her tenure. Ms. Wellman served as Associate General Counsel and Assistant Corporate Secretary from July 2015 through February 2019, and a Vice President from March 2018 through February 2019. Ms. Wellman joined business operations for the Fluoroproducts business in March 2019, serving as Plant Manager, Chambers Works, from March 2019 through November 2020. From December 2020 through November 2021, Ms. Wellman served as Vice President, Advanced Performance Materials, Sustainability. She next was appointed to Vice President, Strategic Planning until September 30, 2022. Prior to joining Chemours, Ms. Wellman held legal leadership positions at several financial institutions, including Senior Vice President and Chief Counsel, Capital One, from February 2012 through November 2014, General Counsel ING Bank, fsb, a U.S. subsidiary of ING Group, N.V., from August 2010 through February 2012, and positions of increasing responsibility within the legal department of Branch Banking & Trust Company (BBT) from June 2006 through July 2010, including Senior Vice President and Deputy General Counsel, July 2008 through July 2010. In 1995, Ms. Wellman began her legal career in private practice focusing on M&A, corporate and securities law, and corporate governance.

The Chemours Company

Ron Charles, age 54, serves as our Senior Vice President, People and Environmental and Health & Safety and was appointed to the role in October 2023. Mr. Charles joined Chemours in October 2017 and has held several positions within the company throughout his tenure. From 2022 to 2023, Mr. Charles served as Vice President – Talent & Culture and Global Human Resources Business Partner (HRBP) for Advance Performance Materials. Additionally, he served as Vice President – Global Labor Relations and Global HRBP for Titanium Technologies from 2017 to 2022 where he led the people aspects of mergers and divestitures. Mr. Charles joined Chemours from Phillips 66, where he served as a Human Resources Manager for the multinational energy company from 2014 to 2017. Prior to Phillips 66, he served as Human Resources Vice President, Global Catalysts Solutions & U.S. Labor Relations at Albemarle Corporation, where he also held a number of Human Resources leadership roles with increasing responsibility including labor relations and compensation strategies from 2005 to 2014. From 2003 to 2005, Mr. Charles served as Human Resources Manager for Armstrong World Industries where he managed employee and union relations. Prior to Armstrong World Industries, Mr. Charles served as Human Resources Manager for Frito Lay from 2002 to 2003, and Human Resources Generalist for Texas Instruments from 2000 to 2002, with responsibilities including manufacturing talent acquisition, performance management, benefits, rewards, and compensation. Mr. Charles started his career at JCPenney as a Performance Improvement Facilitator from 1999 to 2000.

Alvenia Scarborough, age 50, serves as our Senior Vice President, Corporate Communications and Chief Brand Officer. Ms. Scarborough was appointed to this role in October 2020, after serving as Senior Director of Corporate Communications and Brand Marketing since July 2015. Prior to Chemours, Ms. Scarborough held a variety of corporate communications and marketing communications positions with increasing responsibility across brand development, corporate reputation, media relations, employee communications, and digital marketing. Ms. Scarborough brings over two decades of communications experience with leading multinational companies, including: EID, where she served as the Corporate Leader, Brand Management, Protection and Licensing from 2013 to 2015 and Global Director, Business Communications from 2011 to 2013; Newell Rubbermaid, where she served as the Director, Business Communications and Brand Marketing, Global Technology Brands from 2009 to 2010; and Kodak Alaris, where she served as Director of Marketing & Communications, Consumer Imaging from 2000 to 2009, where she spent several years as a product management commercial leader. Ms. Scarborough’s unique experience and modern approach to communications have resulted in multiple industry awards and recognition for breakthrough social media and advertising campaigns.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 36,164 at March 22, 2024. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

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

Through December 31, 2023, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended December 31, 2023. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2023 was $441 million.

The Chemours Company

Stock Performance Graph

The following graph presents the five-year cumulative total stockholder returns for our common stock through December 31, 2023 compared with the Standard & Poor’s (“S&P”) MidCap 400 and the S&P MidCap 400 Chemical indices.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2018, and that all dividends were reinvested.

Item 6. RESERVED

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. For the year ended December 31, 2021, and changes from the year ended December 31, 2021 to the year ended December 31, 2022, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2022. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include titanium dioxide ("TiO2") pigment, refrigerants, industrial fluoropolymer resins, sodium cyanide (prior to the Mining Solutions business sale), and performance chemicals and intermediates. We manage and report our operating results through three principal reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Segment.

Recent Developments

Audit Committee Internal Review

On February 29, 2024, we issued a press release and filed a Current Report on Form 8-K, announcing that the Audit Committee of the board of directors (the “Audit Committee”) was conducting an internal review related to an anonymous report made to the Chemours Ethics Hotline (the "Audit Committee Internal Review"). The anonymous report made to the Chemours Ethics Hotline was not elevated to the General Counsel or the Audit Committee, until the matter was identified in connection with the Company’s year-end 2023 external audit process. When informed of the anonymous report to the Chemours Ethics Hotline involving two officers, the General Counsel promptly informed the Chair of the Audit Committee. The Audit Committee retained independent outside counsel to conduct an independent review. The Audit Committee did not place any limitations on the nature or extent of the independent review and directed independent counsel to cooperate in all respects and communicate openly with the Company’s independent registered public accounting firm in the course of the internal review. The Audit Committee has completed its planned procedures with respect to its review. The results of the internal review are disclosed in "Note 2 – Basis of Presentation" to the Consolidated Financial Statements. See also Part II, Item 9A for a discussion of material weaknesses identified in our internal control over financial reporting and related remediation activities.

The Chemours Company

Management Changes

Our board of directors took decisive actions in response to the Audit Committee Internal Review, including the appointment of Denise Dignam as Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer, two experienced and capable leaders. Ms. Dignam's and Mr. Abbott's biographies are set forth under "Information about our Executive Officers." As we work to implement additional steps to address our material weaknesses in internal control over financial reporting, the board of directors is confident in our leadership team as they navigate the organization through these remediation efforts, while also continuing to advance Chemours’ strategy to accelerate value creation for our shareholders. See also Part II, Item 9A for a discussion of material weaknesses identified in our internal control over financial reporting and related remediation activities.

Revision of Previously Issued Financial Statements

During the financial close process for the fourth quarter of 2023, we identified certain immaterial errors impacting previously issued financial statements beginning as of March 31, 2017, and subsequent annual and quarterly reporting periods through September 30, 2023. We assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, we concluded that the error corrections are not material to any previously presented interim or annual financial statements. The impact of the revisions to the periods presented in this Annual Report on Form 10-K are more fully discussed in "Note 2 – Basis of Presentation" to the Consolidated Financial Statements. The impact of the revisions to the quarterly periods ending March 31, 2023, June 30, 2023, and September 30, 2023 are presented in "Note 30 – Unaudited Quarterly Financial Information" to the Consolidated Financial Statements.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2023	2022
Net sales	$6,027	$6,794
Cost of goods sold	4,721	5,178
Gross profit	1,306	1,616
Selling, general, and administrative expense	1,290	710
Research and development expense	108	118
Restructuring, asset-related, and other charges	153	16
Total other operating expenses	1,551	844
Equity in earnings of affiliates	45	55
Interest expense, net	(208)	(163)
(Loss) gain on extinguishment of debt	(1)	7
Other income, net	91	70
(Loss) income before income taxes	(318)	741
(Benefit from) provision for before income taxes	(81)	163
Net (loss) income	(237)	578
Less: Net income attributable to non-controlling interests	1	—
Net (loss) income attributable to Chemours	$(238)	$578
Per share data
Basic (loss) earnings per share of common stock	$(1.60)	$3.72
Diluted (loss) earnings per share of common stock	(1.60)	3.65

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the year ended December 31, 2023.

Change in net sales from prior period	Year Ended December 31, 2023
Price	2%
Volume	(13)%
Currency	—%
Portfolio	—%
Total change in net sales	(11)%

Our net sales decreased by $767 million (or 11%) to $6 billion for the year ended December 31, 2023, compared with net sales of $6.8 billion for the same period in 2022. The decrease in our net sales for the year ended December 31, 2023 was primarily attributable to a decrease in volume of 13%, partially offset by an increase in price of 2%. Volume decreases were attributable to our Titanium Technologies and Advanced Performance Materials segments, partially offset by higher volume in our Thermal & Specialized Solutions segment. Price increases were attributable to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

The drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $457 million (or 9%) to $4.7 billion for the year ended December 31, 2023, compared with COGS of $5.2 billion for the same period in 2022. The decrease in COGS for the year ended December 31, 2023 was primarily attributable to lower sales volume, partially offset by higher raw material costs due to inflation, and lower fixed cost absorption in our Titanium Technologies and Advanced Performance Materials segments. For the year ended December 31, 2023, COGS included a $40 million charge relating to certain raw materials and stores inventories written off related to the Kuan Yin, Taiwan plant shutdown.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $580 million (or 82%) to $1.3 billion for the year ended December 31, 2023, compared with SG&A expense of $710 million for the same period in 2022. The increase in our SG&A expense was primarily attributable to $764 million in litigation-related charges during the year ended December 31, 2023, which includes $592 million of charges related to our portion of the U.S. public water system settlement agreement plus $24 million of third-party legal fees directly related to that settlement, $55 million of charges related to our portion of the settlement agreement with the State of Ohio entered into in November 2023 to resolve PFAS-related claims, and $13 million related to our portion of the supplemental payment to the State of Delaware related to the 2021 settlement, $76 million for other PFAS litigation matters, and $4 million of other litigation matters. The increase was partially offset by lower off-site environmental remediation costs of approximately $148 million at our Fayetteville Works site in Fayetteville, North Carolina ("Fayetteville") relative to the year ended December 31, 2022.

Research and Development Expense

Our research and development (“R&D”) expense decreased by $10 million (or 8%) to $108 million for the year ended December 31, 2023, compared with R&D expense of $118 million for the same period in 2022. The decrease in our R&D expense for the year ended December 31, 2023 was primarily attributable to lower project spend.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges increased by $137 million (or over 100%) to $153 million for the year ended December 31, 2023, compared with $16 million for the same period in 2022.

For the year ended December 31, 2023, our restructuring, asset-related, and other charges were primarily attributable to $126 million of charges related to the Titanium Technologies Transformation Plan, consisting of $78 million of asset-related charges, employee separation charges of $21 million, $17 million of contract termination costs, and $10 million of decommissioning and other charges. In addition, for the year ended December 31, 2023, charges included $16 million resulting from our decision to abandon the implementation of a new enterprise resource planning ("ERP") software platform, $8 million asset impairment following the shutdown of a production line at our El Dorado site, and $4 million related to our 2023 severance program.

For the year ended December 31, 2022, our restructuring, asset-related, and other charges were primarily attributable to $5 million of asset charges resulting from the conflict between Russia and Ukraine and our decision to suspend business with Russian entities, and $9 million of employee separation charges incurred in connection with our 2022 severance programs.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $10 million (or 18%) to $45 million for the year ended December 31, 2023, compared with equity in earnings of affiliates of $55 million for the same period in 2022. The decrease in our equity in earnings of affiliates for the year ended December 31, 2023 was primarily attributable to lower demand.

Interest Expense, Net

Our interest expense, net increased by $45 million (or 28%) to $208 million for the year ended December 31, 2023, compared with interest expense, net of $163 million for the same period in 2022. The increase in our interest expense, net for the year ended December 31, 2023 was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following issuance of new term loans in August 2023, partially offset by approximately $15 million of higher interest income during 2023.

The Chemours Company

(Loss) Gain on Extinguishment of Debt

For the year ended December 31, 2023, we recognized a net loss on extinguishment of debt of $1 million in connection with the refinancing of the tranche B-2 term loans in August 2023 under an amended and restated credit agreement.

For the year ended December 31, 2022, we recognized a net gain on extinguishment of debt of $7 million in connection with the open market repurchases of various portions of our senior unsecured notes.

Other Income, Net

Our other income, net increased by $21 million (or 30%) to $91 million for the year ended December 31, 2023, compared with other income, net of $70 million for the same period in 2022. The increase in our other income, net for the year ended December 31, 2023 was primarily attributable to a net pre-tax gain on sale of $106 million associated with the sale of the Glycolic Acid business in 2023, compared to net pre-tax gain on sale recorded in 2022 of $21 million, consisting of $5 million and $18 million associated with the sale of our land related to the Beaumont former operating site (the “Beaumont Transaction”) and the stock sale of certain of our wholly-owned subsidiaries and the remaining assets at our former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”), respectively. In addition, we incurred higher losses in foreign currency exchange in 2023 driven primarily by the devaluation of the Argentine peso. Our other income, net for the year ended December 31, 2022 also includes settlement of a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment.

(Benefit From) Provision for Income Taxes

We recognized a benefit from income taxes of $81 million and a provision of $163 million for the years ended December 31, 2023 and 2022, respectively. Our (benefit from) provision for income taxes represented effective tax rates of 25% and 22% for the years ended December 31, 2023 and 2022, respectively.

The $81 million benefit from income taxes for the year ended December 31, 2023 was primarily attributable to the net pre-tax loss during the year driven by decreased profitability and certain discrete items in 2023. In 2023, we recorded a $131 million income tax benefit associated with various legal matters, along with a $22 million income tax benefit associated with the Kuan Yin, Taiwan shutdown, inclusive of a $13 million valuation allowance recorded on certain deferred tax assets of one of our Taiwanese subsidiaries and a $13 million benefit associated with a ruling received from Swiss tax authorities in the fourth quarter of 2023. This income tax benefit was offset by $26 million of income tax expense associated with the Glycolic Acid Transaction that occurred in 2023. For the year ended December 31, 2022, provision for income taxes was primarily attributable to net pre-tax position coupled by an additional income tax expense of $36 million related to reserves on transfer pricing positions. These factors, as well as changes to our geographic mix of earnings and other adjustments to our deferred balances, resulted in a change in our effective tax rate from 22% to 25%.

The Chemours Company

Segment Reviews

We operate through three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Other Segment includes the Company’s Performance Chemicals and Intermediates business.

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
•
exchange (gains) losses included in other income, net;
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

A reconciliation of Segment Adjusted EBITDA to the Company's consolidated (loss) income before income taxes for the years ended December 31, 2023 and 2022 is included in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Segment net sales	$2,680	$3,380
Adjusted EBITDA	290	601
Adjusted EBITDA margin	11%	18%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the year ended December 31, 2023.

Change in segment net sales from prior period	Year Ended December 31, 2023
Price	(1)%
Volume	(20)%
Currency	—%
Portfolio	—%
Total change in segment net sales	(21)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $700 million (or 21%) to $2.7 billion for the year ended December 31, 2023, compared with segment net sales of $3.4 billion for the same period in 2022. The decrease in segment net sales for the year ended December 31, 2023 was primarily attributable to a decrease in volume of 20%, and price of 1%. Volumes decreased due to the continuation of a cyclical downturn which started in 2022, with volume declines slowing on a year-over-year basis as the year progressed. Prices decreased in comparison with the prior period as contractual price increases were more than offset by decreases in our market exposed customer portfolio. Currency was flat for the year ended December 31, 2023 when compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $311 million (or 52%) to $290 million and segment Adjusted EBITDA margin decreased by approximately 700 basis points to 11% for the year ended December 31, 2023, compared with segment Adjusted EBITDA of $601 million and segment Adjusted EBITDA margin of 18% for the same period in 2022. The decrease in Adjusted EBITDA and segment Adjusted EBITDA margin was primarily attributable to the aforementioned decrease in sales volumes, price, the effects of inflation on costs, and lower fixed cost absorption due to lower production volume, partially offset by the cost saving realized from the Titanium Technologies Transformation Plan.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Segment net sales	$1,819	$1,680
Adjusted EBITDA	685	603
Adjusted EBITDA margin	38%	36%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the year ended December 31, 2023.

Change in segment net sales from prior period	Year Ended December 31, 2023
Price	2%
Volume	6%
Currency	—%
Portfolio	—%
Total change in segment net sales	8%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $139 million (or 8%) to $1.8 billion for the year ended December 31, 2023, compared with segment net sales of $1.7 billion for the same period in 2022. The increase in segment net sales for the year ended December 31, 2023 was primarily attributable to increases in volume of 6% and price of 2%. Volumes increased due to strong automotive original equipment manufacturer demand and continued adoption of OpteonTM products across all regions. Prices increased across the portfolio, excluding automotive end markets, due to favorable market and regulatory dynamics combined with steady value-based pricing growth within our Refrigerants and Foam, Propellants and Other Products portfolio. Currency was flat for the year ended December 31, 2023 when compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $82 million (or 14%) to $685 million and segment Adjusted EBITDA margin increased by approximately 200 basis points to 38% for the year ended December 31, 2023, compared with segment Adjusted EBITDA of $603 million and segment Adjusted EBITDA margin of 36% for the same period in 2022. The increase in segment Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2023 was primarily attributable to the aforementioned increase in sales volume and price, as well as lower raw material costs, partially offset by lower earnings from our equity affiliates and other income.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Segment net sales	$1,443	$1,618
Adjusted EBITDA	273	367
Adjusted EBITDA margin	19%	23%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the year ended December 31, 2023.

Change in segment net sales from prior period	Year Ended December 31, 2023
Price	6%
Volume	(16)%
Currency	(1)%
Portfolio	—%
Total change in segment net sales	(11)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $175 million (or 11%) to $1.4 billion for the year ended December 31, 2023, compared with segment net sales of $1.6 billion for the same period in 2022. The decrease in segment net sales for the year ended December 31, 2023 were primarily attributable to a decrease in volume of 16%, partially offset by an increase in price of 6%. Volumes decreased primarily due to demand softening in the Advanced Materials portfolio which serves more economically sensitive end-markets. Prices increased due to increasing sales in high-value end-markets, including advanced electronics and clean energy, in the Performance Solutions portfolio, as well as pricing actions to offset higher raw material costs in our Advanced Materials portfolio. Unfavorable currency movements added a 1% headwind to the segment’s net sales during the year ended December 31, 2023.

Our Performance Solutions portfolio’s net sales were $546 million for the year ended December 31, 2023, and $493 million for the same period in 2022. Our Advanced Materials portfolio’s net sales were $897 million for the year ended December 31, 2023, and $1.1 billion for the same period in 2022.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $94 million (or 26%) to $273 million and segment Adjusted EBITDA margin decreased by approximately 400 basis points to 19% for the year ended December 31, 2023, compared with segment Adjusted EBITDA of $367 million and segment Adjusted EBITDA margin of 23% for the year ended December 31, 2022. The decreases in segment Adjusted EBITDA and segment Adjusted EBITDA margin for the year ended December 31, 2023 were primarily attributable to the aforementioned decrease in sales volume driving lower fixed cost absorption, the impact of higher raw material costs due to the continued effects of inflation, and an extended plant outage for maintenance and improvement activities at one of our manufacturing sites.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, Chemours assigns certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but excludes segment unallocated items (described below).

Corporate expenses remained unchanged at $212 million for each of the years ended December 31, 2023 and 2022.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Corporate expenses	$(212)	$(212)
Unallocated items:
Interest expense, net	(208)	(163)
Depreciation and amortization	(307)	(291)
Non-operating pension and other post-retirement employee benefit income	—	5
Exchange losses, net (Note 8 to the Consolidated Financial Statements)	(38)	(15)
Restructuring, asset-related, and other charges (Note 7 to the Consolidated Financial Statements)	(153)	(15)
Inventory write-offs (1)	(40)	—
(Loss) gain on extinguishment of debt	(1)	7
Gain on sales of assets and businesses, net (Note 4 to the Consolidated Financial Statements)	110	21
Transaction costs (2)	(16)	—
Qualified spend recovery (3)	54	58
Litigation-related charges (4)	(764)	(23)
Environmental charges (5)	(9)	(204)
Corporate expenses and unallocated items	$(1,584)	$(832)

(1)
Inventory write-offs for the year ended December 31, 2023 represents write-off of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(2)
In 2023, transaction costs includes $7 million of costs associated with the New Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt", and $9 million of third-party costs related to the Titanium Technologies Transformation Plan.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(4)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2023, litigation-related charges includes the $592 million accrual related to the United States Public Water System Class Action Suit Settlement plus $24 million of third-party legal fees directly related to the settlement, $55 million of charges related to the our portion of Chemours, DuPont, Corteva, EID and the State of Ohio's agreement entered into in November 2023, $13 million related to our portion of the supplemental payment to the State of Delaware, $76 million for other PFAS litigation matters, and $4 million of other litigation matters. For the year ended December 31, 2022, litigation-related charges primarily include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment and $20 million associated with our portion of the potential loss in the single matter not included in the Leach settlement. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.
(5)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain environmental remediation expenses at various sites. For the year ended December 31, 2022, environmental charges primarily includes $196 million related to on-site and off-site remediation costs at Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, including restricted cash and restricted cash equivalents. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of March 2025.

At December 31, 2023, we had total unrestricted cash and cash equivalents of $1.2 billion, of which $807 million is held by our foreign subsidiaries, plus restricted cash and restricted cash equivalents of $604 million, primarily held in a qualified settlement fund per the terms of the U.S. public water system settlement agreement. The availability under our Revolving Credit Facility as of December 31, 2023 was $852 million, net of $48 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Restated Credit Agreement. At December 31, 2023, we were in compliance with the applicable covenants under the Restated Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements.

In the ordinary course of business, we engage in normal and customary working capital management actions. Ordinary course working capital management actions may include managing the timing of payables or receivables where permitted in accordance with the payment terms, utilizing supply chain financing arrangements, and utilizing the accounts receivable securitization facility described in “Note 20 – Debt” to the Consolidated Financial Statements, among other actions, where appropriate and deemed to be in the commercial interest of the Company

As disclosed in "Note 2 – Basis of Presentation" to the Consolidated Financial Statements, the Audit Committee, conducted with the assistance of independent outside counsel, an internal review, and determined, among other things, that former members of senior management engaged in efforts in the fourth quarter of 2023 to delay payments of up to approximately $100 million, primarily to certain vendors that were originally due to be paid in the fourth quarter of 2023 until the first quarter of 2024; and to accelerate the collection of up to approximately $260 million of receivables into the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024. The Audit Committee’s review also determined that similar actions, though to a lesser extent, were taken in the fourth quarter of 2022, resulting in a delay of up to approximately $40 million of payments to vendors that were originally due to be paid in the fourth quarter of 2022 until the first quarter of 2023 and the acceleration of the collection of up to approximately $175 million of receivables into the fourth quarter of 2022 that were originally not due to be received until the first quarter of 2023.

The Audit Committee Internal Review determined that there was a lack of transparency with the Company’s board of directors by these former members of senior management with respect to working capital timing actions described above, their effect on publicly communicated free cash flow targets, and which also would be part of a key metric for determining incentive compensation at the end of the relevant periods.

The Chemours Company

The working capital timing actions detailed above resulted in an increase in operating cash flow for the quarter ended December 31, 2023, with a corresponding anticipated decrease in operating cash flow expected in the first quarter of 2024, and an increase in operating cash flow for the quarter ended December 31, 2022, with a corresponding decrease in operating cash flow in the first quarter of 2023. The following table presents: (i) the approximate increase in operating cash flow for the fourth quarters of 2023 and 2022 as a result of the working capital timing actions; (ii) the approximate decrease in operating cash flow for the first quarters of 2023 and 2022 as a result of the working capital timing actions; and (iii) the net impact of the working capital timing actions that occurred in 2023 and 2022:

(Dollars in millions) (Unaudited)	Approximate Impact of Efforts in 2023 (1)	Approximate Impact of Efforts in 2022 (2)
Approximate increase in operating cash flow and year-end cash balances from working capital timing actions in quarter ended December 31	$360	$215
Approximate decrease in operating cash flow and quarter-end cash balances from working capital timing actions affecting the quarter ended March 31	(215)	(90)
Approximate net impact in operating cash flow from working capital timing actions	$145	$125
(1)
These amounts represent the approximate: (i) increase of $360 million in operating cash flow from working capital timing actions in the quarter ended December 31, 2023; (ii) decrease of $215 million in operating cash flow from working capital timing actions affecting the quarter ended March 31, 2023; and (iii) the approximate net impact of $145 million from working capital timing actions that affected operating cash flow in the year ended December 31, 2023. The approximate decrease in operating cash flow of $360 million from working capital timing actions affecting the quarter ending March 31, 2024 and the approximate net impact of $145 million from working capital timing actions that affected 2023 are based upon estimates which the Company believes are reasonable, are unaudited by the Company’s independent registered public accounting firm, and may be subject to change after the completion of the quarter-end reporting process and will not be final until the Company files its Quarterly Report on Form 10-Q for the quarter ending March 31, 2024. Accordingly, undue reliance should not be placed on this preliminary estimated impact.
(2)
These amounts represent the approximate: (i) increase of $215 million in operating cash flow from working capital timing actions in the quarter ended December 31, 2022; (ii) decrease of $90 million in operating cash flow from working capital timing actions affecting the quarter ended March 31, 2022; (iii) and the approximate net impact of $125 million from working capital timing actions that affected operating cash flow in the year ended December 31, 2022. The approximate decrease in operating cash flow of $215 million from working capital timing actions affecting the quarter ended March 31, 2023 and the approximate net impact of $125 million from working capital timing actions that affected 2022 are based upon estimates which the Company believes are reasonable and are unaudited by the Company’s independent registered public accounting firm.

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. Based on these seasonal trends and the impact of the approximate $360 million of fourth quarter 2023 working capital actions, we currently expect our unrestricted cash and cash equivalents balance to decrease by approximately $600 million in the first half of 2024, with a majority of the decrease occurring in the first quarter of 2024. We currently anticipate that we will remain in compliance with applicable covenants under the Restated Credit Agreement through at least the first quarter of 2025.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. See "Note 18 – Accounts Payable" to the Consolidated Financial Statements for further details regarding supplier financing programs.

Our foreign subsidiaries held $807 million of unrestricted cash and cash equivalents at December 31, 2023, a substantial majority of which is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the year ended December 31, 2023, we received approximately $395 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, share repurchases, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. As of December 31, 2023, such obligations include:

•
U.S Public Water District Settlement Agreement – In June 2023, we, Corteva/EID, and DuPont, together, entered into the U.S. public water system settlement agreement, under which the parties agreed to collectively establish and contribute a total of $1.185 billion to the qualified settlement fund per the terms of the U.S. public water system settlement agreement. Contribution rates were consistent with the binding MOU entered into among the parties in January 2021, with Chemours contributing 50% (or approximately $592 million), and DuPont and Corteva collectively contributing the remaining 50%. The settlement amounts were funded by the parties in full and deposited into the qualified settlement fund on September 6, 2023 following receipt of preliminary approval of the settlement by the United States District Court for the District of South Carolina. We funded $592 million into the qualified settlement fund, using a combination of proceeds from the issuance of the New Term Loans, funds available under the MOU escrow account, and available cash. Our proportional reversionary interest of the investments within the qualified settlement fund are recognized as restricted cash and restricted cash equivalents on our consolidated balance sheet at December 31, 2023, which is discussed further in “Note 3 – Summary of Significant Accounting Policies” and “Note 28 – Supplemental Cash Flow Information” to the Consolidated Financial Statements. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion on the U.S. public water system settlement agreement. We anticipate that payment of the settlement will be made from the qualified settlement fund subject to the condition that this approval reach final judgment in accordance with the U.S. public water system settlement agreement, which we expect to occur in 2024.
•
Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our New Dollar Term Loan, with the balance due at maturity. Principal payments are also due at maturity for our 4.000% senior unsecured notes due May 2026, which are denominated in euros, the 5.375% senior unsecured notes due May 2027, the 5.750% senior unsecured notes due November 2028, and the 4.625% senior unsecured notes due November 2029 (collectively, the “Notes”). The earliest maturity date of our outstanding debt is scheduled in 2026. We anticipate that our scheduled debt principal maturities will be approximately $11 million, $11 million, $496 million, $505 million and $2,264 million for the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively. For additional detail, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations under our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes are paid semi-annually in arrears on May 15 and November 15 of each year. We anticipate that our scheduled interest payments will be approximately $260 million, $250 million, $240 million, $215 million and $155 million for the years ended December 31, 2024, 2025, 2026, 2027, and 2028, respectively, subject to changes in variable interest rates.
•
Operating and finance leases – We lease certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. The majority of our leases are operating leases, and the remaining terms on our total lease population varies, extending up to 23 years. We anticipate that our lease payments will be approximately $83 million, $69 million, $58 million, $41 million and $34 million for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.
•
Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will be approximately $400 million, $335 million, $300 million, $200 million and $140 million for the years ended December 31, 2024, 2025, 2026, 2027 and 2028, respectively. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years.

The Chemours Company

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us or EID was disposed. At December 31, 2023, our consolidated balance sheets include $590 million for environmental remediation liabilities, of which $129 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental remediation liabilities of $129 million, $76 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.1 billion is available after consideration of the funding of the qualified settlement fund per the terms of the U.S. public water system settlement agreement, payment to the State of Ohio, and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The next escrow payment of $50 million is expected to be made on or before September 30, 2025 and on or before September 30 of each subsequent year through and including 2028. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay these amounts in 2024. We have accrued litigation of $786 million at December 31, 2023, which is inclusive of the U.S. public water system settlement agreement and the settlement agreements with Ohio and Delaware, of which $713 million is classified as current. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.
•
Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the years ended December 31, 2023 and 2022, our purchases of property, plant, and equipment amounted to $370 million and $307 million, respectively. For the year ending December 31, 2024, we expect that our capital expenditures will be approximately $400 million.

The Chemours Company

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of March 2025. Our capital allocation strategy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) resolve contingent or accrued liabilities on terms and bases deemed by our board of directors to be in the best interest of the Company and its stakeholders; (iii) maintain appropriate leverage; and (iv) return cash to shareholders through dividends and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.25 per share, amounting to approximately $150 million per year, and, on February 13, 2024, we announced our quarterly cash dividend of $0.25 per share for the first quarter of 2024. Under our 2022 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities in this Annual Report on Form 10-K, we also have remaining authority to repurchase $441 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On March 1, 2024, S&P Global downgraded our issuer credit rating from BB to BB- and placed all company credit ratings on CreditWatch with negative implications, and Moody’s has placed our ratings under review for downgrade. These negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material adverse impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Cash provided by operating activities	$556	$755
Cash used for investing activities	(229)	(284)
Cash provided by (used for) financing activities	172	(686)

Operating Activities

We generated $556 million and $755 million in cash flows from our operating activities during the years ended December 31, 2023 and 2022, respectively.

The decrease in our operating cash inflows for the year ended December 31, 2023 was primarily attributable to lower earnings, higher interest payments, and $66 million of payments for litigation settlements and fees related to PFAS and PFOA matters. These higher cash outflows were partially offset by lower payments for income taxes, lower maintenance turnaround activities, and an approximately $20 million net benefit in working capital due to working capital timing actions (discussed further in the "Liquidity and Capital Resources" section above).

Investing Activities

We used $229 million in cash flows from our investing activities during the year ended December 31, 2023. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $370 million, primarily in growth capital expenditures in our Advanced Performance Materials and Thermal & Specialized Solutions segments, partially offset by cash proceeds of $138 million related to the Glycolic Acid Transaction. For further information related to the capital projects driving our year-over-year increase in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A.

We used $284 million in cash flows from our investing activities during the year ended December 31, 2022. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $307 million, partially offset by cash proceeds of $17 million related to the Beaumont Transaction and $16 million related to the Pascagoula Transaction.

Financing Activities

We generated $172 million in cash flows for our financing activities during the year ended December 31, 2023, which were primarily attributable to $367 million of net proceeds received in connection with the issuance of the New Term Loans. Our cash flows from financing activities also includes $26 million of proceeds received from a customer's financing facility in December 2023 in advance of us meeting revenue recognition criteria with that customer and $9 million of net proceeds received in connection with one of our supplier financing programs, both of which are classified as financing activities based on the characteristics of the transactions. We also used cash for capital allocation activities, resulting in $69 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $149 million of cash dividends.

We used $686 million in cash for our financing activities during the year ended December 31, 2022. Our financing cash outflows were primarily attributable to our capital allocation activities, resulting in $495 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and our 2018 Share Repurchase Program, $154 million of cash dividends, $68 million in debt repayments including open market repurchases, and $1 million of net payments in connection with one of our supplier financing programs, partially offset by $51 million of cash received from stock option exercises.

The lower cash dividends paid in 2023, when compared to prior year, were due to the decrease in our outstanding common stock following the share repurchases completed throughout the year.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2023 and 2022.

	December 31,
(Dollars in millions)	2023	2022
Cash and cash equivalents	$1,203	$1,102
Restricted cash and restricted cash equivalents	604	—
Accounts and notes receivable, net	610	626
Inventories	1,352	1,404
Prepaid expenses and other	66	82
Total current assets	$3,835	$3,214

Restricted cash and restricted cash equivalents of $604 million primarily represents cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement, which was classified as a current asset at December 31, 2023 in line with the expected timing of the Final Judgment, as defined in the U.S. public water system settlement agreement. At December 31, 2022, the restricted cash and restricted cash equivalents was classified as a noncurrent asset and includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU entered into with DuPont, Corteva, and EID in January 2021.

Our accounts and notes receivable, net decreased by $16 million (or 3%) to $610 million at December 31, 2023, compared with accounts and notes receivable, net of $626 million at December 31, 2022. The decrease in our accounts and notes receivable, net at December 31, 2023 was primarily attributable to the acceleration of receivables collections and lower net sales in the fourth quarter of 2023 when compared to the same period in 2022, and the timing of collections on our receivables under the terms of the MOU, partially offset by decreased utilization of our Securitization Facility.

Our inventories decreased by $52 million (or 4%) to $1.4 billion at December 31, 2023, compared with inventories of $1.4 billion at December 31, 2022. The decrease in our inventories at December 31, 2023 was primarily attributable to efforts to optimize inventory levels to the current demand environment within our Titanium Technologies business and the write-off of $40 million of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, partially offset by build-up of finished products inventories within our Thermal & Specialized Solutions business and an increase in the value of our raw materials inventory due to higher raw materials costs.

Our prepaid expenses and other assets decreased by $16 million (or 20%) to $66 million at December 31, 2023, compared with prepaid expenses and other assets of $82 million at December 31, 2022. The decrease in our prepaid expenses and other current assets at December 31, 2023 was primarily attributable to lower prepaid income taxes and an asset write-off associated with our decision to abandon the implementation of a new ERP software platform.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2023 and 2022.

	December 31,
(Dollars in millions)	2023	2022
Accounts payable	$1,159	$1,233
Compensation and other employee-related costs	89	121
Short-term and current maturities of long-term debt	51	43
Current environmental remediation	129	194
Other accrued liabilities	1,058	300
Total current liabilities	$2,486	$1,891

Our accounts payable decreased by $74 million (or 6%) to $1.2 billion at December 31, 2023, compared with accounts payable of $1.2 billion at December 31, 2022. The decrease in our accounts payable at December 31, 2023 was primarily attributable to lower inventory purchases in the fourth quarter of 2023 when compared to the same period in 2022 in line with the efforts to optimize inventory levels across each segment to the current demand environment. The decrease in accounts payable was partially offset by payment delays of up to approximately $100 million to certain vendors in the fourth quarter of 2023.

Our compensation and other employee-related costs decreased by $32 million (or 26%) to $89 million at December 31, 2023 compared with compensation and other employee-related costs of $121 million at December 31, 2022. The decrease in our compensation and other employee-related costs at December 31, 2023 was primarily attributable to lower accruals for employee benefits and performance-based compensation in line with the expected payout, including reductions in executive incentive compensation.

Our current environmental remediation decreased by $65 million (or 34%) to $129 million at December 31, 2023, compared with current environmental remediation of $194 million at December 31, 2022. The decrease in our current environmental remediation at December 31, 2023 was primarily attributable to the lower on-site accrual at Fayetteville following completion of the barrier wall and groundwater extraction and treatment systems to meet the requirements of the Consent Order ("CO") from NC DEQ.

Our other accrued liabilities increased by $758 million (or over 100%) to $1.1 billion at December 31, 2023, compared with other accrued liabilities of $300 million at December 31, 2022. The increase in our other accrued liabilities at December 31, 2023 was primarily attributable to approximately $675 million in litigation settlements and other legal accruals that we expect to be paid in 2024, which includes the $592 million accrual related to the U.S. public water system settlement agreement and $68 million for settlements with the State of Ohio and the State of Delaware. The litigation matters are further discussed in "Note 22 - Commitments and Contingent Liabilities" to the Consolidated Financial Statements. See also "Note 19 - Other Accrued Liabilities" to the Consolidated Financial Statements for more details.

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

(Dollars in millions)	Year Ended December 31, 2023
Net sales	$3,928
Gross profit	718
Loss before income taxes	(585)
Net loss	(466)
Net loss attributable to Chemours	(466)
(1)
Net sales includes intercompany sales to the Non-Guarantor Subsidiaries.

	December 31,
(Dollars in millions)	2023	2022
Assets
Current assets (1,2,3)	$2,013	$1,553
Long-term assets (4)	3,302	3,485

Liabilities
Current liabilities (2)	$2,121	$1,554
Long-term liabilities	4,931	4,528
(1)
Current assets includes $395 million and $514 million of cash and cash equivalents at December 31, 2023 and 2022, respectively. Current assets at December 31, 2023 also includes $603 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement.
(2)
Current assets includes $256 million and $326 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2023 and 2022, respectively. Current liabilities includes $285 million and $318 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2023 and 2022, respectively.
(3)
As of December 31, 2023 and 2022, $87 million and $46 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $144 million and $303 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at December 31, 2023 and 2022, respectively. Long-term assets at December 31, 2022 also includes $202 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The available capacity under these programs can vary at any point in time based on the outstanding obligations with each financial institution. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. See "Note 18 – Accounts Payable" and "Note 20 – Debt" to the Consolidated Financial Statements for further details regarding supplier financing programs.

Off-Balance Sheet Arrangements

Information with respect to guarantees, including our securitization program, are included in "Note 20 – Debt" to the Consolidated Financial Statements. Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Capital Expenditures

Our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted, and are expected to continue to consist, primarily of:

•
investments in our existing facilities to help support the introduction of new products, expand capacity, and grow our business;
•
ongoing capital expenditures, such as those required to maintain equipment reliability, maintain the integrity and safety of our manufacturing sites, comply with environmental regulations, and meet our Corporate Responsibility Commitments; and,
•
investments in projects to reduce future operating costs and enhance productivity.

The following table sets forth our ongoing and expansion capital expenditures, including certain environmental capital expenditures, for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Titanium Technologies	$83	$149
Thermal & Specialized Solutions	75	30
Advanced Performance Materials	193	115
Other Segment	7	6
Corporate	12	7
Total purchases of property, plant, and equipment	$370	$307

Our capital expenditures increased by $63 million (or 21%) to $370 million for the year ended December 31, 2023, compared with capital expenditures of $307 million for the same period in 2022. The increase in our capital expenditures for the year ended December 31, 2023 was primarily attributable to higher investments in Advanced Performance Materials segment related to PFA capacity increase and Nafion™ expansion and Thermal & Specialized Solutions related to Opteon™ capacity expansion, partially offset by a decrease in capital expenditures in Titanium Technologies due to the completion of capital investments related to mining operations in 2022.

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

We account for the tax impacts of new provisions based on interpretation of existing statutory law, including proposed regulations issued by the U.S. Treasury, the IRS, and other authorities. While there can be no assurances as to the effect of any final regulations on our provision for (benefit from) income taxes, we will continue to evaluate the impacts as any issued regulations become final and adjust our estimates, as appropriate.

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

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. For the year ended December 31, 2023, we recorded a pre-tax asset impairment charge of $78 million related to the shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan. Also for the year ended December 31, 2023, we recorded a pre-tax asset-related impairment of $8 million resulting from the shutdown of a production line at our El Dorado site. Refer to “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements for further details related to these charges. We did not recognize material impairment charges on our long-lived assets during the year ended December 31, 2022.

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

The fair values of our reporting units were determined by using a combination of income-based and/or market-based valuation techniques. These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions, short- and long-term revenue growth rates, gross margins, and prospective financial information surrounding future cash flows of the reporting units. Projections are based on internal forecasts of future business performance and are based on growth assumptions. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector.

As of October 1, 2023, we performed our annual goodwill impairment tests for all reporting units. Based upon the results of our annual goodwill impairment tests, no impairments to the carrying value of goodwill were necessary during the year ended December 31, 2023. In consideration of the results of our annual goodwill impairment tests, as well the carrying amounts of goodwill held by each of our reporting units, further information and sensitivity analysis for our Advanced Performance Materials reporting unit has been included below. For our Thermal & Specialized Solutions reporting unit, a qualitative assessment was performed, that indicated it is not more likely than not that the fair value of the reporting unit was less than the carrying value. For our Titanium Technologies reporting unit, the estimated fair value was 67% higher than the carrying value of the reporting unit.

The estimated fair value of the Advanced Performance Materials reporting unit was determined using a discount rate of 10.83% and a market multiple of 6.6 times of the segment Adjusted EBITDA, resulting in an estimated fair value 39% higher than its carrying value. Advanced Performance Materials has $56 million of goodwill. The following table shows the impact of individual sensitivity scenarios on the Advanced Performance Materials reporting unit's fair value in relation to its carrying value.

	Income Approach (50%)
Sensitivity Scenario	Market Approach (50%) (*)	Income Approach (100%) (*)
100 basis point decrease in short-term revenue growth rate assumption	35%	10%
100 basis point increase in discount rate assumption	30%	0%
30% decrease in market multiple assumption	15%	N/A

(*) Percentages above represent the excess of estimated fair value over the carrying value of the Advanced Performance Materials reporting unit in each scenario.

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

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2023, the weighted-average discount rate was 3.3%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2023 was 4.6%.

A 50 basis point increase in the discount rate would result in a decrease of $3 million to the net periodic benefit cost for 2024, while a 50 basis point decrease in the discount rate would result in an increase of approximately $4 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $2 million to the net periodic benefit cost for 2024, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $2 million.

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

Environmental Liabilities and Expenditures

We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These liabilities are adjusted periodically as remediation efforts progress and as additional technology, regulatory, and legal information become available.

Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements. These accrued liabilities are undiscounted and do not include claims against third parties.

Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued. Other environmental costs are also charged to expense in the period incurred, unless they increase the value of the property or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

The Chemours Company

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

Our environmental remediation expenditures are subject to considerable uncertainty and may fluctuate significantly. Capital expenditures associated with ongoing operations are expected to be required over the next decade for treatment, storage, and disposal facilities for solid and hazardous waste and for the protection of air and water resources. Considerable uncertainty remains regarding estimates for our future capital and remediation expenditures as regulatory requirements across various jurisdictions where we operate continue to evolve.

For the years ended December 31, 2023 and 2022, we spent $30 million and $43 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives.

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

We accrue for clean-up activities consistent with the policy described under “Critical Accounting Policies and Estimates” discussed within this MD&A and in “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At December 31, 2023 and 2022, our consolidated balance sheets include environmental remediation liabilities of $590 million and $668 million, respectively, relating to these matters, which, as discussed in further detail below, include $383 million and $465 million, respectively, for Fayetteville.

The Chemours Company

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2023 and 2022.

	December 31,
(Dollars in millions)	2023	2022
Balance at January 1,	$668	$562
Increase in remediation accruals	66	269
Remediation payments (1)	(144)	(159)
Divestitures	—	(4)
Balance at December 31,	$590	$668
(1)
Remediation payments do not include Qualified Spend that we have been reimbursed for by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU.

Our estimated liability for environmental remediation covered 212 sites at December 31, 2023 and 2022.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2023		December 31, 2022
Site Category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	21	$512	21	$589
Multi-party Superfund/non-owned (1)	87	78	88	79
Closed or settled	104	—	102	—
Total sites	212	$590	211	$668
(1)
Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 21 sites that we own. These Chemours-owned sites make up approximately 87% of our environmental remediation liabilities at December 31, 2023.

We were also assigned numerous clean-up obligations from EID, which pertain to 87 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 13% of our environmental remediation liabilities at December 31, 2023. Included in the 87 sites are 37 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 104 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2023 and 2022.

(1)
Number of sites does not include the 37 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2023 and 2022.
(2)
Dollars in millions.
(3)
As of December 31, 2023 and 2022, Active Remediation included $383 million and $465 million, respectively, for on-site remediation and off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at December 31, 2023. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

The Chemours Company

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2023 and 2022, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	December 31,
(Dollars in millions)	2023	2022
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina	383	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	12	17
Washington Works, West Virginia	22	17
All other sites	102	98
Total environmental remediation	$590	$668

The five sites listed above represent 83% and 85% of our total accrued environmental remediation liabilities at December 31, 2023 and 2022, respectively. For these five sites, we expect to spend, in the aggregate, $178 million over the next three years. For all other sites, we expect to spend $66 million over the next three years.

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

The Chemours Company

Fayetteville Works, Fayetteville, North Carolina

Fayetteville is located southeast of the City of Fayetteville in Cumberland and Bladen counties, North Carolina. The facility encompasses approximately 2,200 acres, which were purchased by EID in 1970, and are bounded to the east by the Cape Fear River and to the west by North Carolina Highway 87. Currently, we manufacture fluorinated monomers, fluorinated vinyl ethers, NafionTM membranes and dispersions, and polymerization aids at the site. A former manufacturing area, which was sold in 1992, produced nylon strapping and elastomeric tape. EID sold its Butacite® and SentryGlas® manufacturing units to Kuraray America, Inc. in September 2014. In July 2015, upon our Separation from EID, we became the owner of the Fayetteville land assets along with fluoromonomers, Nafion™ membranes, and the related polymerization aid manufacturing units. A polyvinyl fluoride resin manufacturing unit remained with EID.

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

In 2020, we, along with NC DEQ and CFRW, reached agreement on the terms of an addendum to the CO (the “Addendum”). The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with groundwater extraction system to be completed by March 15, 2023, or an extended date in accordance with the Addendum. In June 2023, we completed the construction of the barrier wall with a groundwater extraction and treatment system in accordance with the requirements under the CO. In October 2023, we submitted the engineer's certification confirming that the barrier wall was constructed and documented to be in conformance with the accepted design.

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

The USS Lead Superfund site was listed on the National Priorities List in 2009. To facilitate negotiations with PRPs, EPA divided the residential part of the USS Lead Superfund site into three zones, referred to as Zone 1, Zone 2, and Zone 3. The division into three zones resulted in Atlantic Richfield Co. (“Atlantic Richfield”) and EID entering into an agreement in 2014 with EPA and the State of Indiana to reimburse EPA’s costs to implement clean-up in Zone 1 and Zone 3. In March 2017, we and three other parties – Atlantic Richfield, EID, and the U.S. Metals Refining Co. (“U.S. Metals”) – entered into an administrative order on consent to reimburse EPA’s costs to clean-up a portion of Zone 2. In March 2018, EPA issued a Unilateral Administrative Order for the remainder of the Zone 2 work to five parties, including us, Atlantic Richfield, EID, U.S. Metals, and USS Lead Muller Group, and these parties entered into an interim allocation agreement to perform that work. As of the end of 2019, the required work in Zone 3 had been completed, and Zone 2 was completed by the end of 2021. The determination of a final allocation for Zone 2 and/or the other Zones is ongoing, and additional PRPs may be identified.

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

Washington Works, Parkersburg, West Virginia (“Washington Works”)

The Washington Works complex is located on the eastern shore of the Ohio River south of Parkersburg, West Virginia. The facility encompasses approximately 400 acres, which were purchased by EID in the late 1940’s. Other nearby land parcels purchased by EID included Blennerhassett Island, and three separate properties where West Virginia Department of Environmental Protection ("WV DEP") permitted landfills were operated. Site operations began in 1948 and included the manufacture of nylon, filaments, and acrylics. In 1949, fluoropolymer manufacturing began, and in 1959, polyoxymethylene production was started. Landfill operations occurred from the 1960’s through the early 2000’s when all three were closed according to WV DEP approved closure plans. Beginning in 2014, EID no longer used PFOA as a polymerization aid to manufacture some fluoropolymer resins at Washington Works.

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

The Chemours Company

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $22 million and $17 million as of December 31, 2023 and 2022, respectively.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a NPDES permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan consistent with the Administrative Order on Consent which is under EPA review. We expect to make future capital and other operating related expenditures at Washington Works in connection with this Consent Order.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $15 million as of December 31, 2023 and 2022, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements).

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

PFOA

See our discussion under the heading “PFOA” in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations, but may lead to a future authorization or restriction of the substance. On September 24, 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action and we have appealed such decision. In November 2023, the EU Court of Justice dismissed our appeal.

The Chemours Company

PFAS

Refer to our discussion under the heading "PFAS" in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the evaluation of certain consumer uses of PFAS, such as ski wax, cosmetics and consumer mixtures, in the March 2024 plenary meetings. ECHA is currently discussing a joint plan for how to best evaluate the proposal with the five national authorities who prepared it. Once agreed, the plan will be made public. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process. Refer to Item 1A – Risk Factors in this Annual Report on Form 10-K, for further discussion.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 million, the fair value of which amounted to less than negative $1 million. At December 31, 2022, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $1 million. We recognized a net loss of $7 million, a net gain of $2 million and a net loss of $15 million for the years ended December 31, 2023, 2022 and 2021, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2023, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203 million, the fair value of which amounted to negative $2 million. At December 31, 2022, we had 153 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180 million, the fair value of which amounted to negative $2 million. We recognized a pre-tax loss of $2 million for the year ended December 31, 2023, and pre-tax gains of $17 million and $10 million for the years ended December 31, 2022 and 2021, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, $5 million of gain, $19 million of gain and $2 million of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $27 million for the year ended December 31, 2023 and pre-tax gains $53 million and $73 million for the years ended December 31, 2022 and 2021, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2023, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $7 million. At December 31, 2022, we had no interest rate swaps outstanding under our cash flow hedge program. We recognized a pre-tax loss of $6 million for the year ended December 31, 2023 and pre-tax gains of $8 million and $2 million for the years ended December 31, 2022 and 2021 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2023, 2022 and 2021, $4 million of gain, $5 million of gain and $2 million of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2023, no one individual customer balance represented more than 5% of our total outstanding accounts and notes receivable balance. At December 31, 2022, one individual customer balance represented approximately 8% of our total outstanding accounts and notes receivable balance. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2023 and 2022 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2023 and 2022.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 – Financial Statements and Supplementary Data is incorporated by reference herein as set forth in Item 15(a)(1) – Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

The Chemours Company

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("Interim CFO"), to allow timely decisions regarding required disclosures.

Our CEO and Interim CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and Interim CFO have concluded that these disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in our internal control over financial reporting described below. Nevertheless, based on the completion of the Audit Committee’s planned procedures with respect to its review, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

Management completed an evaluation of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment as senior management failed to set an appropriate tone at the top resulting in a material weakness. Specifically, among other things, there was a lack of transparency with the Company’s board of directors by former senior management regarding efforts to delay payments to certain vendors and to accelerate the collection of receivables, and that these individuals engaged in these efforts in part to meet free cash flow targets that the Company had communicated publicly, and which also would be a part of a key metric for determining incentive compensation applicable to both executive officers and to employees. As a result, it was concluded that former senior management violated the Company’s “Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller”. The ineffective control environment contributed to the following additional material weaknesses.

The Chemours Company

We did not design and maintain effective controls related to the information and communication component of the COSO Framework, and principles of internally communicating information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control. Specifically, the Company did not design and maintain effective controls to ensure appropriate communication between certain functions within the Company, including (i) the identification and communication of certain contractual arrangements and (ii) communication of business developments which impact key assumptions used in the goodwill impairment assessment. This material weakness related to information and communication contributed to an additional material weakness in that we did not design and maintain effective controls regarding the evaluation and escalation of reports made through the Chemours Ethics Hotline, including controls regarding the escalation of certain reports to the General Counsel and Chair of the Audit Committee.

Additionally, we did not design and maintain effective controls to prevent or timely detect unauthorized changes to our vendor master files in order to prevent unauthorized cash disbursements.

These material weaknesses did not result in any material misstatements of the Company’s financial statements or disclosures but did result in immaterial revisions to our March 31, 2023, June 30, 2023 and September 30, 2023 financial statements and a revision to the Company’s Balance Sheet as of December 31, 2022 and the Company’s Statement of Cash Flows for each of the years ended December 31, 2022 and 2021. Additionally, the material weaknesses described above could lead to a misstatement of substantially all account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K starting on page F-2.

Remediation Plan

We are committed to taking steps necessary to remediate the control deficiencies that constituted the material weaknesses. We are actively engaged and have devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. We also engaged external legal, accounting, financial and other consulting and professional services firms to assist senior management in the development and execution of a comprehensive remediation plan. To date, we have made the following enhancements to our internal control over financial reporting:

•
On February 28, 2024, our board of directors placed President and Chief Executive Officer Mark Newman, Senior Vice President and Chief Financial Officer Jonathan Lock and Vice President, Controller and Principal Accounting Officer Camela Wisel on administrative leave pending completion of the Audit Committee Internal Review;
•
On February 28, 2024, our board of directors appointed Denise Dignam as Interim Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer (principal financial and accounting officer), and subsequently appointed Denise Dignam as Chief Executive Officer on March 22, 2024;
•
Senior leadership has held multiple "All Hands" meetings in 2024 with employees, as well as disseminated company-wide and team-specific communications to emphasize our commitment to our core values, specifically Unshakeable Integrity;
•
Enhanced our internal management representation letter process which serves as a mechanism for internal information sharing and supports, in part, our CEO’s and Interim CFO’s certifications and accuracy of our financial statements. The Company has also provided mandatory training to respondents in order to facilitate the receipt of complete and accurate information;
•
Enhanced our Disclosure Committee process;
•
Provided updated training on internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for senior management, and training courses on ethics for finance professionals; and
•
The Company put in place a written procedure specifying that reports to the Chemours Ethics Hotline that involve officers subject to the reporting requirements of Section 16 of the Exchange Act (“Section 16 Officers”) will be promptly reported to the General Counsel and that the General Counsel will promptly inform the Chair of the Audit Committee. If there is a report involving the General Counsel, the Company’s procedures require those reports will be promptly reported to the Chief Audit Executive and the Chair of the Audit Committee.

The Chemours Company

We are in the process of designing and implementing the following enhancements to our internal control over financial reporting:

•
In addition to certain of the actions described above, implementing the recommendations of the Audit Committee’s independent outside counsel as adopted and approved by the Audit Committee and the Board of Directors.
•
Enhancing our controls, policies, procedures, and training related to the Chemours Ethics Hotline, including controls, policies, and procedures related to the evaluation and escalation of certain reports made through the hotline to the Company’s General Counsel and Chair of the Audit Committee;
•
Senior leadership will continue to hold "All Hands" meetings with employees, as well as disseminate company-wide and team-specific communications to emphasize our commitment to our core values, specifically Unshakeable Integrity;
•
Enhancing our controls, policies, procedures, and training as it relates to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated and used in determining the accounting for significant transactions, contracting, and business developments which impact key assumptions used in the goodwill impairment assessment;
•
Providing additional and continuing training for employees and members of management to ensure that relevant information is appropriately communicated to personnel involved in the preparation of our consolidated financial statements or related disclosures;
•
Conducting additional training for employees regarding the importance of the Company establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures, in order for information to be appropriately communicated to all relevant personnel involved in the preparation of our financial statements and disclosures;
•
The Company is in process of making system upgrades (or enhancements) that will automatically notify the General Counsel and the Chair of the Audit Committee of reports involving Section 16 Officers;
•
The Compensation Committee is revising key metrics used in the determination of executive and employees’ incentive compensation starting in 2024; and
•
Enhancing our controls, policies, procedures, workflow, and training as it relates to the verification of vendor master file changes with certified vendor contacts in order to prevent unauthorized cash disbursement.

As we continue to evaluate and work to improve our internal control over financial reporting and disclosure controls and procedures, we may decide to take additional measures to address control deficiencies or modify the remediation actions described above. We anticipate that the foregoing efforts and new internal control over financial reporting, when implemented and tested for a sufficient period of time, will remediate the material weaknesses as described above.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2023.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the 2024 Proxy Statement, which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our Audit Committee and our code of ethics is contained in the 2024 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2024 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2023
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	5,045	$26.74	9,500
(1)
Includes the approximate number of outstanding stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and performance stock options ("PSOs").
(2)
Represents the weighted-average exercise price of outstanding stock options and PSOs only. RSUs and PSUs do not have associated exercise prices.
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2024 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2024 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

The Chemours Company

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Refer to the “Index to the Consolidated Financial Statements” commencing on page F-1 of this Annual Report on Form 10-K.

The report of our independent registered public accounting firm with respect to the above-referenced financial statements and their report on internal control over financial reporting is included on page F-2. Their consent appears as Exhibit 23 of this Form 10-K.

(a)(2) Financial Statement Schedule

Schedules not listed herein have been omitted because they are not required, not applicable, or the required information is otherwise included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 82 of this Annual Report on Form 10-K.

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

10.41(1)*

Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).

10.41(2)*	Amendment to the Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of December 19, 2023.
10.42

Settlement Agreement, dated June 30 2023, by and among The Chemours Company, The Chemours Company FC, LLC, DuPont de Nemours, Inc., Corteva Inc. and E. I. du Pont de Nemours and Company n/k/a EIDP, Inc. and representatives of certain U.S. public water systems as set out therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 30, 2023).

10.43*	Special Employment and Separation Agreement and Release between Susan Kelliher and the Company, dated as of September 25, 2023.
10.44*

Separation and Release Agreement, dated as of March 22, 2024, by and between The Chemours Company and Mark E. Newman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 25, 2024).

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

95	Mine Safety Disclosures.
97	Incentive-Based Compensation Clawback Policy for Executive Officers.
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	March 27, 2024

By:	/s/ Matthew S. Abbott
Matthew S. Abbott
Interim Chief Financial Officer and Chief Accounting Officer, and Senior Vice President, Chief Enterprise Transformation Officer
(As Duly Authorized Officer and Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Denise Dignam	President, Chief Executive Officer, and Director	March 27, 2024
Denise Dignam	(Principal Executive Officer)

/s/ Matthew S. Abbott	Interim Chief Financial Officer and Chief	March 27, 2024
Matthew S. Abbott	Accounting Officer, and Senior Vice President, Chief Enterprise Transformation Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dawn L. Farrell	Chairperson of the Board	March 27, 2024
Dawn L. Farrell

/s/ Curtis V. Anastasio	Director	March 27, 2024
Curtis V. Anastasio

/s/ Alister Cowan	Director	March 27, 2024
Alister Cowan

/s/ Mary B. Cranston	Director	March 27, 2024
Mary B. Cranston

/s/ Pamela Fletcher	Director	March 27, 2024
Pamela Fletcher

/s/ Erin N. Kane	Director	March 27, 2024
Erin N. Kane

/s/ Sean D. Keohane	Director	March 27, 2024
Sean D. Keohane

/s/ Sandra Phillips Rogers	Director	March 27, 2024
Sandra Phillips Rogers

/s/ Guillaume Pepy	Director	March 27, 2024
Guillaume Pepy

The Chemours Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date as the Company did not design and maintain (i) an effective control environment as senior management failed to set an appropriate tone at the top; (ii) effective controls to ensure appropriate communication between certain functions within the Company, including (a) the identification and communication of certain contractual arrangements and (b) the communication of business developments which impact key assumptions used in the goodwill impairment assessment; (iii) effective controls regarding the evaluation and escalation of reports made through the Company’s ethics hotline; and (iv) effective controls to prevent or timely detect unauthorized changes to vendor master files in order to prevent unauthorized cash disbursements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued Liabilities Associated with the Fayetteville Works Off-site Replacement Drinking Water Supplies

As described in Note 22 to the consolidated financial statements, the Company is cooperating with a variety of ongoing inquiries and investigations from federal, state, and local authorities, regulators, and other governmental entities with respect to the discharge of hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid,” sometimes referred to as “GenX” or “C3 Dimer Acid”) and other per- and polyfluoroalkyl substances (“PFAS”) from the Company’s Fayetteville Works site in North Carolina (“Fayetteville”) to the Cape Fear River. The Company’s accrued liabilities for the off-site replacement drinking water supplies related to Fayetteville were $175 million as of December 31, 2023. The Company’s estimated liabilities for off-site replacement drinking water supplies is based on management’s assessment of the current facts and circumstances for this matter, which is subject to various assumptions that include, but are not limited to, the number of affected surrounding properties, response rates to the Company’s offer, the timing of expiration of offers made to the property owners, the type of water treatment systems selected, the cost of the selected water treatment systems, and any related operation, maintenance, and monitoring (“OM&M”) requirements, fines and penalties, and other charges contemplated by the Consent Order (“CO”) and certain regulatory directives. Management, from time to time, may engage third parties (management’s specialists) to assist in obtaining and/or evaluating relevant data and assumptions when estimating remediation liabilities.

The principal considerations for our determination that performing procedures relating to the accrued liabilities associated with the Fayetteville off-site replacement drinking water supplies is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, in estimating the accrued liabilities associated with the Fayetteville off-site replacement drinking water supplies based on the CO, certain regulatory directives, and management’s assessment of the current facts and circumstances; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the number of affected surrounding properties, the type of water treatment systems selected, the cost of the selected water treatment systems, and any related OM&M requirements; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination and valuation of the accrued liabilities associated with the Fayetteville off-site replacement drinking water supplies, as well as the related financial statement disclosures. These procedures also included, among others (i) testing management’s process for estimating the accrued liabilities associated with the Fayetteville off-site replacement drinking water supplies; (ii) testing the reasonableness of management’s significant assumptions related to the type of water treatment systems selected, the cost of the selected water treatment systems, and any related OM&M requirements, which involved comparing the cost estimates developed by management to third party evidence, and comparing actual and historical costs used to develop the estimates, as applicable; (iii) obtaining and evaluating responses to letters of audit inquiry from legal counsel; and (iv) evaluating the sufficiency of the Company’s disclosures related to the matter. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the number of affected surrounding properties. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of the data used by the specialists, and an evaluation of the specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the estimated costs resulting from the CO, certain regulatory directives, and management’s assessment of the current facts and circumstances.

United States Public Water System Class Action Suit Settlement, Related Opt-Outs, and Other Public Water System Matters

As described in Notes 3 and 22 to the consolidated financial statements, management records liabilities for litigation matters if the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. For the year ended December 31, 2023, the Company accrued $592 million, included in selling, general, and administrative expense, representing the Company’s share of the United States Public Water System Class Action Suit Settlement (“Settlement Agreement”) under the terms of the Memorandum of Understanding (“MOU”), and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements. With respect to the submitted opt-outs, for those entities that had previously filed claims and/or lawsuits against numerous defendants either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the US District Court of South Carolina Multi-district litigation and approximately 80 of such opt-out entities are named plaintiffs in other various federal, state or local courts. The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties. Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of December 31, 2023 as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those related to Other Public Water System Matters, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to results of operations, cash flows, or financial position, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

The principal considerations for our determination that performing procedures relating to the Settlement Agreement, related opt-outs, and other public water system matters is a critical audit matter are (i) the significant judgment by management when assessing (a) whether a loss is reasonably possible or probable, (b) whether the loss or range of loss can be reasonably estimated, and (c) the Company’s obligations after considering the joint and several liability arrangements and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the liabilities and financial statement disclosures associated with the Settlement Agreement, related opt-outs, and other public water system matters.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the liabilities associated with the Settlement Agreement, related opt-outs, and other public water system matters, including controls over management’s assessment of whether a loss is reasonably possible or probable, whether the loss or range of loss can be reasonably estimated, the Company’s obligations after considering the joint and several liability arrangements, as well as the related financial statement disclosures. These procedures also included, among others (i) obtaining and evaluating the letters of audit inquiry from internal and external legal counsel; (ii) obtaining and evaluating the Settlement Agreement, the MOU, correspondence, court orders, and declarations to the court; (iii) evaluating the reasonableness of management’s assessment regarding whether a loss is reasonably possible or probable and whether the loss or range of loss can be reasonably estimated; (iv) evaluating the reasonableness of management’s assessment regarding the Company’s obligations after considering the joint and several liability arrangements; and (v) evaluating the sufficiency of the Company’s disclosures related to the Settlement Agreement, related opt-outs, and other public water system matters.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2024

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$6,027	$6,794	$6,345
Cost of goods sold	4,721	5,178	4,964
Gross profit	1,306	1,616	1,381
Selling, general, and administrative expense	1,290	710	592
Research and development expense	108	118	107
Restructuring, asset-related, and other charges	153	16	6
Total other operating expenses	1,551	844	705
Equity in earnings of affiliates	45	55	43
Interest expense, net	(208)	(163)	(185)
(Loss) gain on extinguishment of debt	(1)	7	(21)
Other income, net	91	70	163
(Loss) income before income taxes	(318)	741	676
(Benefit from) provision for income taxes	(81)	163	68
Net (loss) income	(237)	578	608
Less: Net income attributable to non-controlling interests	1	—	—
Net (loss) income attributable to Chemours	$(238)	$578	$608
Per share data
Basic (loss) earnings per share of common stock	$(1.60)	$3.72	$3.69
Diluted (loss) earnings per share of common stock	(1.60)	3.65	3.60

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in millions)

	Year Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(237)			$578			$608
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(27)	$8	(19)	$53	$(13)	40	$73	$(18)	55
Unrealized (loss) gain on cash flow hedge	(8)	2	(6)	25	(4)	21	12	(2)	10
Reclassifications to net income - cash flow hedge	(9)	1	(8)	(24)	4	(20)	4	(1)	3
Hedging activities, net	(44)	11	(33)	54	(13)	41	89	(21)	68
Cumulative translation adjustment	94	—	94	(32)	—	(32)	(116)	—	(116)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	(4)	1	(3)	(2)	1	(1)	(22)	6	(16)
Prior service benefit	—	—	—	2	—	2	—	—	—
Curtailment gain	11	(1)	10	—	—	—	—	—	—
Effect of foreign exchange rates	(3)	—	(3)	7	—	7	6	—	6
Reclassifications to net income:
Amortization of actuarial loss	9	(1)	8	8	(2)	6	7	(2)	5
Amortization of prior service gain	(3)	—	(3)	(2)	—	(2)	(2)	—	(2)
Curtailment/settlement (gain) loss	(1)	—	(1)	—	—	—	1	—	1
Defined benefit plans, net	$9	$(1)	8	$13	$(1)	$12	$(10)	$4	$(6)
Other comprehensive income (loss)			69			21			(54)
Comprehensive (loss) income			(168)			599			554
Less: Comprehensive income attributable to non-controlling interests			1			—			—
Comprehensive (loss) income attributable to Chemours			$(169)			$599			$554

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,203	$1,102
Restricted cash and restricted cash equivalents	604	—
Accounts and notes receivable, net	610	626
Inventories	1,352	1,404
Prepaid expenses and other	66	82
Total current assets	3,835	3,214
Property, plant, and equipment	9,412	9,387
Less: Accumulated depreciation	(6,196)	(6,216)
Property, plant, and equipment, net	3,216	3,171
Operating lease right-of-use assets	260	240
Goodwill	102	102
Other intangible assets, net	3	13
Investments in affiliates	158	175
Restricted cash and restricted cash equivalents	—	202
Other assets	677	523
Total assets	$8,251	$7,640
Liabilities
Current liabilities:
Accounts payable	$1,159	$1,233
Compensation and other employee-related cost	89	121
Short-term and current maturities of long-term debt	51	43
Current environmental remediation	129	194
Other accrued liabilities	1,058	300
Total current liabilities	2,486	1,891
Long-term debt, net	3,987	3,590
Operating lease liabilities	206	198
Long-term environmental remediation	461	474
Deferred income taxes	44	61
Other liabilities	328	319
Total liabilities	7,512	6,533
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 197,519,784 shares issued and 148,587,397 shares outstanding at December 31, 2023; 195,375,810 shares issued and 148,504,030 shares outstanding at December 31, 2022)	2	2
Treasury stock, at cost (48,932,387 shares at December 31, 2023; 46,871,780 shares at December 31, 2022)	(1,806)	(1,738)
Additional paid-in capital	1,033	1,016
Retained earnings	1,782	2,170
Accumulated other comprehensive loss	(274)	(343)
Total Chemours stockholders’ equity	737	1,107
Non-controlling interests	2	—
Total equity	739	1,107
Total liabilities and equity	$8,251	$7,640

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2021	190,239,883	$2	25,319,235	$(1,072)	$890	$1,303	$(310)	$2	$815
Common stock issued - compensation plans	264,908	—	(39,554)	2	(1)	(1)	—	—	—
Exercise of stock options	1,355,368	—	—	—	23	—	—	—	23
Purchases of treasury stock, at cost	—	—	5,533,746	(177)	—	—	—	—	(177)
Stock-based compensation expense	—	—	—	—	34	—	—	—	34
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	608	—	—	608
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(164)	—	—	(164)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(54)	—	(54)
Balance at December 31, 2021	191,860,159	2	30,813,427	(1,247)	944	1,746	(364)	1	1,082
Common stock issued - compensation plans	474,730	—	—	—	—	—	—	—	—
Exercise of stock options	3,040,921	—	—	—	51	—	—	—	51
Purchases of treasury stock, at cost	—	—	16,058,353	(492)	—				(492)
Stock-based compensation expense	—	—	—	1	27	—	—	—	28
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	578	—	—	578
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(154)	—	—	(154)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	—	21	—	21
Balance at December 31, 2022	195,375,810	2	46,871,780	(1,738)	1,016	2,170	(343)	—	1,107
Common stock issued - compensation plans	990,745	—	(47,801)	1	(1)	(1)	—	—	(1)
Exercise of stock options	1,153,229	—	—	—	19	—	—	—	19
Purchases of treasury stock, at cost	—	—	2,108,408	(69)	—	—	—	—	(69)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(19)	—	—	—	(19)
Net (loss) income	—	—	—	—	—	(238)	—	1	(237)
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(149)	—	—	(149)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	69	—	69
Balance at December 31, 2023	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,782	$(274)	$2	$739

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(237)	$578	$608
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	307	291	317
Gain on sales of assets and businesses, net	(110)	(21)	(115)
Equity in earnings of affiliates, net	11	(22)	(11)
Loss (gain) on extinguishment of debt	1	(7)	21
Amortization of debt issuance costs and issue discounts	9	9	9
Deferred tax (benefit) provision	(158)	20	(77)
Asset-related charges	95	5	—
Stock-based compensation expense	18	27	34
Net periodic pension cost	9	9	6
Defined benefit plan contributions	(10)	(10)	(17)
Other operating charges and credits, net	1	(21)	18
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(10)	91	(225)
Inventories and other current operating assets	58	(294)	(210)
Other non-current operating assets	—	(96)	8
(Decrease) increase in operating liabilities:
Accounts payable	(72)	105	281
Other current operating liabilities	642	(47)	97
Non-current operating liabilities	2	138	70
Cash provided by operating activities	556	755	814
Cash flows from investing activities
Purchases of property, plant, and equipment	(370)	(307)	(277)
Proceeds from sales of assets and businesses, net of cash divested	143	33	508
Foreign exchange contract settlements, net	(8)	3	(12)
Other investing activities	6	(13)	1
Cash (used for) provided by investing activities	(229)	(284)	220
Cash flows from financing activities
Proceeds from issuance of debt, net	648	—	650
Debt repayments	(280)	(68)	(854)
Payments related to extinguishment of debt	—	—	(18)
Payments of debt issuance costs	(4)	(1)	(11)
Payments on finance leases	(11)	(11)	(10)
Proceeds from supplier financing programs	123	105	91
Payments to supplier financing program	(87)	(106)	(85)
Purchases of treasury stock, at cost	(69)	(495)	(173)
Proceeds from exercised stock options	19	51	23
Payments related to tax withheld on vested stock awards	(19)	(6)	(2)
Payments of dividends to the Company's common shareholders	(149)	(154)	(164)
Cash received (distributions to) non-controlling interest shareholders	1	(1)	(1)
Cash provided by (used for) financing activities	172	(686)	(554)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	4	(32)	(34)
Increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	503	(247)	446
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,304	1,551	1,105
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31,	$1,807	$1,304	$1,551

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$223	$164	$180
Income taxes, net of refunds	54	131	149
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$82	$79	$89
Treasury stock repurchased, not settled	—	1	4

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include titanium dioxide (“TiO2”) pigment, refrigerants, industrial fluoropolymer resins, and performance chemicals and intermediates. Chemours manages and reports its operating results through its three principal reportable segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Other Segment includes the Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021).

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2023, the Company operated 28 major production facilities globally, excluding the Kuan Yin, Taiwan facility that is currently being decommissioned, of which seven were dedicated to Titanium Technologies, eight were dedicated to Thermal & Specialized Solutions, 10 were dedicated to Advanced Performance Materials, and three supported multiple segments.

Chemours began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from E.I. DuPont de Nemours and Company (“EID”) (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements govern the relationship between Chemours and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont de Nemours, Inc. (“DuPont”), and Corteva, Inc. (“Corteva”). Effective January 1, 2023, EID changed its name to EIDP, Inc..

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

Certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. For the year ended December 31, 2023, the changes in accounts payable, other current operating liabilities, and non-current operating liabilities, which had been originally reported as part of Accounts payable and other operating liabilities in the 2022 and 2021 annual financial statements, are now separately reported in individual line items in the Consolidated Statements of Cash Flows.

Audit Committee Internal Review

On February 29, 2024 the Company announced that it needed additional time to complete its year-end reporting process, including its review of internal control over financial reporting as of December 31, 2023, and for the Audit Committee of the Board of Directors (the “Audit Committee”) to complete a related internal review (the “Audit Committee Internal Review”). As a result, the Company filed Form 12b-25 with the SEC and delayed its filing of its Annual Report on Form 10-K for the year ended December 31, 2023.

The scope of the Audit Committee Internal Review included, among other things, reviewing (i) the process for reviewing reports made to the Chemours Ethics Hotline; (ii) the Company’s practice for managing working capital, including the related impact on metrics within the Company’s incentive plans; and (iii) certain non-GAAP metrics included in filings made with the Securities and Exchange Commission or otherwise publicly released, and related disclosures.

The Audit Committee has completed its planned procedures with respect to the Internal Review and determined, among other things, based on the review conducted with the assistance of independent outside counsel, that:

•
the Company's then-Chief Executive Officer, then-Chief Financial Officer, and then-Controller, placed on administrative leave on February 28, 2024, engaged in efforts in the fourth quarter of 2023 to delay payments to certain vendors that were originally due to be paid in the fourth quarter of 2023 until the first quarter of 2024, and to accelerate the collection of receivables into the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024;
•
these individuals engaged in these efforts in part to meet free cash flow targets that the Company had communicated publicly, and which also would be part of a key metric for determining incentive compensation applicable to executive officers; and
•
there was a lack of transparency with the Company’s Board of Directors by the members of former senior management who were placed on administrative leave with respect to these actions.

Revision of Previously Issued Financial Statements

Certain prior period amounts on the consolidated balance sheets, and consolidated statements of cash flows, reflected in the tables below, have been revised to correct for certain immaterial errors, as described below.

During the financial close process for the fourth quarter of 2023, the Company identified certain immaterial errors impacting previously issued financial statements beginning as of March 31, 2017, and subsequent annual and quarterly reporting periods through September 30, 2023. Specifically, the Company identified errors relating to the financial statement presentation of a supplier financing program. Management determined that the liabilities associated with the supplier financing program were incorrectly classified as accounts payable, rather than short-term and current maturities of long-term debt, in the consolidated balance sheets. Based on the fact that the paying agent extends the Company's payment date beyond the vendor's original payment terms, it was concluded that the program was more akin to a debt-like arrangement. Correspondingly, cash flows associated with this supplier financing arrangement were incorrectly presented as operating activities in the consolidated statements of cash flows when they should have been presented as gross financing activities.

The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The impact of the revisions to the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 are presented in "Note 30 - Unaudited Quarterly Financial Information".

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Revised Consolidated Balance Sheets

	As reported	Revision	As revised
December 31, 2022
Accounts payable	$1,251	$(18)	$1,233
Short-term and current maturities of long-term debt	$25	$18	$43
Total current liabilities	$1,891	$—	$1,891

Revised Consolidated Statements of Cash Flows

	Twelve months ended December 31, 2021
					As revised
	As reported	Revision	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	$454	$(6)	$448	$(448)	$—
Accounts payable	$—	$—	$—	$281	$281
Other current operating liabilities	$—	$—	$—	$97	$97
Non-current operating liabilities	$—	$—	$—	$70	$70
Cash provided by (used for) operating activities:	$820	$(6)	$814	$—	$814

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$91	$91	$—	$91
Payments to supplier financing program	$—	$(85)	$(85)	$—	$(85)
Cash (used for) provided by financing activities	$(560)	$6	$(554)	$—	$(554)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Twelve months ended December 31, 2022
					As revised
	As reported	Revision	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	$195	$1	$196	$(196)	$—
Accounts payable	$—	$—	$—	$105	$105
Other current operating liabilities	$—	$—	$—	$(47)	$(47)
Non-current operating liabilities	$—	$—	$—	$138	$138
Cash provided by operating activities:	$754	$1	$755	$—	$755

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$105	$105	$—	$105
Payments to supplier financing program	$—	$(106)	$(106)	$—	$(106)
Cash used for financing activities	$(685)	$(1)	$(686)	$—	$(686)

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

Earnings Per Share

Chemours presents both basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing the total net (loss) income attributable to Chemours by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the dilution that could occur if the Company’s outstanding stock-based compensation awards, including any unvested restricted shares, were vested and exercised, thereby resulting in the issuance of common stock as determined under the treasury stock method. In periods where the Company incurs a net loss, stock-based compensation awards are excluded from the calculation of earnings per share as their inclusion would have an anti-dilutive effect.

Cash and Cash Equivalents

Cash and cash equivalents generally include cash, time deposits, or highly liquid investments with maturities of three months or less at the time of acquisition.

Restricted Cash and Restricted Cash Equivalents

The Company classifies cash and cash equivalents that are legally or contractually restricted for withdrawal or usage as restricted cash and restricted cash equivalents. Restricted cash and restricted cash equivalents are classified as a current or non-current asset based on the nature and timing when the cash is expected to be used, and carried at cost plus interest accrued, which approximates fair value.

At December 31, 2023, the Company's restricted cash and restricted cash equivalents principally relates to cash and cash equivalents deposited in the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval. Until a Final Judgment, as defined in the Settlement Agreement, is entered into by the United States District Court for the District of South Carolina, the Company maintains a proportional reversionary interest to the underlying restricted cash equivalents in the Water District Settlement Fund, which the Company has classified as restricted cash and restricted cash equivalents. At December 31, 2022, the Company's restricted cash and restricted cash equivalents includes cash and cash equivalents deposited in an escrow account as per the terms of the Company's Memorandum of Understanding ("MOU") agreement. See "Note 22 – Commitments and Contingent Liabilities" for further details on the MOU and Water District Settlement Fund.

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

Stock-based Compensation

Chemours’ stock-based compensation consists of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and performance stock options ("PSOs") awarded to employees and non-employee directors. Stock options, PSUs and PSOs are measured at their fair value on the grant date or date of modification, as applicable. RSUs are measured at the stock price on the grant date or date of modification, as applicable. The Company recognizes compensation expense on a straight-line basis over the requisite service and/or performance period, as applicable. Forfeitures of awards are accounted as a reduction in stock-based compensation expense in the period such awards are forfeited.

Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency and interest rate risks. The Company has established a financial risk management program, which currently includes four distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt, which is used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

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

Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Joint Venture Formations

In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-05, Business Combinations - Joint Venture Formations, which requires joint ventures to initially measure its assets and liabilities at fair value on the formation date. The guidance will be effective prospectively to all joint ventures formed on or after January 1, 2025, with early adoption permitted. The Company will adopt the guidance and apply the provisions of ASU 2023-05 to joint ventures formed on or after January 1, 2025.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity's reportable segments, including the disclosure of significant segment expense categories and amounts for each reportable segment. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied retrospectively to all prior periods presented in the financial statements. The Company will adopt the guidance and include the incremental disclosure requirements in its consolidated financial statements beginning in the year ending December 31, 2024.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosure around the effective tax rate reconciliation, along with incremental disclosure around income taxes paid and certain income statement-related disclosures. The guidance will be effective prospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance and include required enhanced disclosures in its consolidated financial statements beginning in the year ending December 31, 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Recently Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional guidance for a limited period of time to ease the potential burden associated with accounting for contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which extended the expiration date of ASU 2020-04 to December 31, 2024. The Company utilized an optional expedient provided under ASU 2020-04 in the first quarter of 2023 in connection with the amendment to its senior secured credit facilities (see "Note 20 - Debt"). As a result, the amendment did not result in any accounting modifications.

Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance was effective for the Company on January 1, 2023 and the Company will apply the provisions of ASU 2021-08 to future acquisitions, if any.

Disclosure of Supplier Finance Program Obligations

In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"), which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose qualitative and quantitative information about their programs, including key terms and activity during the period. The Company adopted the provisions of ASU 2022-04 beginning on its interim period ended March 31, 2023 and provided the required disclosure for the year ended December 31, 2023 in "Note 18 – Accounts Payable".

Note 4. Acquisitions and Divestitures

Divestitures

In June 2023, the Company entered into a definitive agreement with PureTech Scientific Inc. to sell the Company's Glycolic Acid business, included in the Company's Other Segment, for cash consideration of approximately $137 (the “Glycolic Acid Transaction”). The Company completed the sale on August 1, 2023, and received net cash proceeds of $138. Upon completion of the Glycolic Acid Transaction, the Company also recorded a net pre-tax gain on sale of $106 in other income, net in the consolidated statements of operations. The sale of the Glycolic Acid business does not represent a strategic shift that will have a major effect on the Company's operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

In December 2021, the Company entered into an agreement to sell land related to the Beaumont former operating site for cash consideration of approximately $17 (the “Beaumont Transaction”). The Company completed the land sale on May 24, 2022 and received net cash proceeds of $17. In January 2022, the Company entered into a stock agreement to sell certain of its wholly-owned subsidiaries and the remaining assets at its former Aniline business facilities in Pascagoula, Mississippi (the “Pascagoula Transaction”). The Company completed the sale on June 9, 2022 and received net cash proceeds of $16. Upon completion of the Beaumont Transaction and the Pascagoula Transaction, the Company recorded a net pre-tax gain of $5 and $18, respectively, in other income, net in the consolidated statements of operations during the year ended December 31, 2022.

On July 26, 2021, the Company entered into a definitive agreement with Manchester Acquisition Sub LLC, a Delaware limited liability company and a subsidiary of Draslovka Holding a.s., to sell the Mining Solutions business of its Chemical Solutions segment for cash consideration of approximately $520 (the “Mining Solutions Transaction”). The Company completed the sale on December 1, 2021 and received net cash proceeds of $508, net of $13 cash divested. Upon completion of the sale, during the year ended December 31, 2021, the Company also recorded a net pre-tax gain on sale of $112 in other income, net in the consolidated statements of operations, inclusive of $21 of transaction costs. The sale of the Mining Solutions business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the disposal group is not classified as a discontinued operation.

Cash proceeds received were reflected in the "Cash flows from investing activities" section of the Consolidated Statements of Cash Flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Net sales by geographic region (1)
North America:
Titanium Technologies	$1,054	$1,285	$1,019
Thermal & Specialized Solutions	1,044	974	635
Advanced Performance Materials	541	619	494
Other Segment	59	71	169
Total North America	2,698	2,949	2,317
Asia Pacific:
Titanium Technologies	704	928	1,049
Thermal & Specialized Solutions	192	178	160
Advanced Performance Materials	554	657	595
Other Segment	12	24	23
Total Asia Pacific	1,462	1,787	1,827
Europe, the Middle East, and Africa:
Titanium Technologies	519	695	829
Thermal & Specialized Solutions	369	320	313
Advanced Performance Materials	293	281	254
Other Segment	12	17	16
Total Europe, the Middle East, and Africa	1,193	1,313	1,412
Latin America (2):
Titanium Technologies	403	472	458
Thermal & Specialized Solutions	214	208	149
Advanced Performance Materials	55	61	54
Other Segment	2	4	128
Total Latin America	674	745	789
Total net sales	$6,027	$6,794	$6,345
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Net sales by product group and segment
Titanium dioxide and other minerals	$2,680	$3,380	$3,355
Total Titanium Technologies	2,680	3,380	3,355
Refrigerants	1,445	1,352	973
Foam, propellants, and other	374	328	284
Total Thermal & Specialized Solutions	1,819	1,680	1,257
Advanced materials	897	1,125	977
Performance solutions	546	493	420
Total Advanced Performance Materials	1,443	1,618	1,397
Mining solutions	—	—	237
Performance chemicals and intermediates	85	116	99
Total Other Segment	85	116	336
Total net sales	$6,027	$6,794	$6,345

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2023, 2022 and 2021.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2023 and 2022.

	December 31,
	2023	2022
Contract assets:
Accounts receivable - trade, net (Note 11)	$509	$509
Contract liabilities:
Deferred revenue	$16	$5
Customer rebates (Note 19)	78	90

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the year ended December 31, 2023 were due to prepaid ore sales. Changes in the Company’s deferred revenue balances during the year ended December 31, 2022 were not significant. For the years ended December 31, 2023 and 2022, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of December 31, 2023 and 2022.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2023, Chemours had $340 of remaining performance obligations. The Company expects to recognize approximately 30% of its remaining performance obligations as revenue in 2024, approximately 24% as revenue in 2025, and approximately 23% as revenue for each of the years 2026 and 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2023 are also excluded.

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment and Corporate for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Titanium Technologies	$32	$34	$36
Thermal & Specialized Solutions	25	25	20
Advanced Performance Materials	48	54	46
Other Segment	1	1	2
Corporate	2	4	3
Total research and development expense	$108	$118	$107

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the years ended December 31, 2023, 2022 and 2021.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$21	$—	$—	$—	$—	$21
2023 Restructuring Program	—	—	3	—	1	4
2022 Restructuring Programs	—	1	(1)	—	(1)	(1)
ERP Implementation Abandonment Charges	—	—	—	—	1	1
Total employee separation charges	21	1	2	—	1	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	27	—	—	—	—	27
ERP Implementation Abandonment Charges	—	—	—	—	4	4
Total Decommissioning and other charges	27	—	—	—	4	31
Total restructuring and other charges	48	1	2	—	5	56
Asset-related charges:
Titanium Technologies Transformation Plan	77	—	—	—	1	78
ERP Implementation Abandonment Charges	—	—	—	—	11	11
Other asset-related charges	—	8	—	—	—	8
Total asset-related charges	77	8	—	—	12	97
Total restructuring, asset-related, and other charges	$125	$9	$2	$—	$17	$153

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2022
Employee separation charges	$1	$1	$3	$—	$4	$9
Decommissioning and other charges	—	—	—	2	—	2
Total restructuring and other charges	1	1	3	2	4	11
Asset-related charges	5	—	—	—	—	5
Total restructuring, asset-related, and other charges	$6	$1	$3	$2	$4	$16

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2021
Employee separation charges:
2020 Restructuring Program	$—	$—	$(1)	$—	$—	$(1)
Pascagoula Transaction	—	—	—	(1)	—	(1)
Total employee separation charges	—	—	(1)	(1)	—	(2)
Decommissioning and other charges:
Pascagoula Transaction	—	—	—	12	—	12
Reactive Metals Solutions Closure	—	—	—	2	—	2
Mining Solutions Contract Dispute	—	—	—	(7)	—	(7)
Other	—	—	1	—	—	1
Total Decommissioning and other charges	—	—	1	7	—	8
Total restructuring and other charges	—	—	—	6	—	6
Asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$—	$6	$—	$6

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s board of directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023. The Company fully shut-down the plant during the fourth quarter of 2023. Decommissioning activities are expected to be completed in the second quarter of 2024 and dismantling will begin thereafter. Dismantling and removal activities are expected to be completed in the first half of 2025.

As a result, during the year ended December 31, 2023, the Company recorded charges of approximately $119 consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $17 and decommissioning and other charges of $10. The associated severance payments were started in the fourth quarter 2023 and are expected to be substantially completed in the second quarter of 2024. Further, the Company expects to incur additional charges in the range of approximately $20 to $30 for decommissioning, dismantling and removal activities thereafter, which will be expensed as incurred. The Company also recorded $40 related to the write off of certain raw materials and stores inventories that can no longer be utilized following the production shutdown. This amount is recorded in Cost of Goods Sold in the Consolidated Statement of Operations.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, additional employee separation charges of $7 were recorded in the year ended December 31, 2023. The employee separation and related payments are expected to be substantially completed in the third quarter of 2024.

2023 Restructuring Program

In addition to the Titanium Technologies plans, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, the Company recorded employee separation charges of $4 for the year ended December 31, 2023. The severance costs were recognized as follows: $3 in Advanced Performance Materials and $1 in Corporate. The program and related severance payments are expected to be substantially completed in the third quarter of 2024.

2022 and 2020 Restructuring Programs

Management initiated severance programs in 2022 and 2020 that were largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. Employee separation charges recorded for the 2022 restructuring program amounted to $9 for the year ended December 31, 2022. Employee separation charges recorded for the 2020 restructuring program amounted to $(1) and $13 for the years ended December 31, 2021 and 2020, respectively. Through December 31, 2023, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $8 and the related payments were substantially completed in the fourth quarter of 2023. Through December 31, 2021, the cumulative amount incurred for the Company’s 2020 severance program amounted to $12. All remaining actions related to the 2020 restructuring program were completed in 2021.

Enterprise Resource Planning ("ERP") Implementation Abandonment Charges

During the first quarter of 2023, the Company decided to abandon its implementation of a new ERP software platform and recorded the following charges: $11 write-off of previously deferred software development costs determined to have no alternative use, $4 related to contract termination charges, and $1 of employee separation charges. Employee severance payments related to this charge are expected to be completed in the second quarter of 2024.

Plant and Product Line Closures

Thermal & Specialized Solutions

In the year ended December 31, 2023, the Company recorded an asset-related impairment of $8 resulting from the shutdown of a production line at the Company's El Dorado site.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Segment

In 2015, the Company announced its completion of the strategic review of its Reactive Metals Solutions business and the decision to stop production at its Niagara Falls, New York manufacturing plant. Following the closure of the facility, the Company incurred decommissioning and dismantling-related charges of $2 for the year ended December 31, 2021. Through December 31, 2023, the Company incurred, in the aggregate, $42 in restructuring charges related to these activities, excluding asset-related charges. The Company has substantially completed all actions and does not expect to incur additional charges related to these activities at its Niagara Falls site.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2023 and 2022.

	Site Closures	Titanium Technologies Transformation Plan	2023, 2022 & 2020 Restructuring Programs	ERP Implementation Abandonment	Total
Balance at January 1, 2022	$1	$—	$—	$—	$1
Charges to income	—	—	9	—	9
Payments	(1)	—	(3)	—	(4)
Balance at December 31, 2022	—	—	6	—	6
Charges to income	—	21	3	1	25
Payments	—	(11)	(5)	(1)	(17)
Balance at December 31, 2023	$—	$10	$4	$—	$14

With respect to the $17 of contract termination liabilities associated with the Titanium Technologies Transformation Plan, the Company paid $4 during the year and as such, at December 31, 2023 the Company had $13 remaining as an outstanding liability. There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at December 31, 2023 and 2022.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 8. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Leasing, contract services, and miscellaneous income (1)	$11	$53	$14
Royalty income (2)	8	6	22
Gain on sales of assets and businesses, net (3)	110	21	115
Exchange (losses) gains, net (4)	(38)	(15)	3
Non-operating pension and other post-retirement employee benefit income (5)	—	5	9
Total other income, net	$91	$70	$163
(1)
For the year ended December 31, 2022, miscellaneous income includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment.
(2)
Royalty income is primarily from technology licensing.
(3)
For the year ended December 31, 2023, gain on sales of assets and businesses, net includes pre-tax gain on sale of $106 related to the Glycolic Acid Transaction. For the year ended December 31, 2022, gain on sale of assets and businesses, net includes pre-tax gain on sale of $5 related to the Beaumont Transaction and $18 related to the Pascagoula Transaction. For the year ended December 31, 2021, gain on sale of assets and businesses, net includes pre-tax gain on sale of $112 associated with the sale of the Company’s Mining Solutions business. Refer to "Note 4 – Acquisitions and Divestitures" for further details.
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the components of the Company’s (benefit from) provision for income taxes for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Current tax expense (benefit):
U.S. federal	$25	$83	$60
U.S. state and local	(5)	13	12
International	57	47	72
Total current tax expense	77	143	144
Deferred tax (benefit) expense:
U.S. federal	(112)	8	(69)
U.S. state and local	(24)	(2)	(6)
International	(22)	14	(1)
Total deferred tax (benefit) expense	(158)	20	(76)
Total (benefit from) provision for income taxes	$(81)	$163	$68

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022.

	December 31,
	2023	2022
Deferred tax assets:
Environmental and other liabilities	$196	$188
Employee related and benefit items	41	49
Other assets and accrual liabilities	133	133
Intangible Assets	155	5
Tax attribute carryforwards	200	73
Operating lease liability	63	57
Total deferred tax assets	788	505
Less: Valuation allowance	(165)	(12)
Total deferred tax assets, net	623	493
Deferred tax liabilities:
Property, plant, and equipment and intangible assets	(240)	(262)
LIFO inventories	(8)	(30)
Operating lease asset	(63)	(55)
Other liabilities	(53)	(55)
Total deferred tax liabilities	(364)	(402)
Deferred tax assets, net	$259	$91

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$(67)	21.0%	$156	21.0%	$142	21.0%
State income taxes, net of federal benefit	(28)	8.8%	7	1.0%	3	0.4%
Lower effective tax rate on international operations, net	55	(17.3)%	(16)	(2.2)%	(19)	(2.8)%
Foreign-derived intangible income deduction	—	—%	—	—%	(12)	(1.8)%
Basis difference in intangible assets, net	(12)	3.8%	—	—%	—	—%
Tax exempt income	(24)	7.5%	—	—%	—	—%
Non - deductible expenses	11	(3.4)%	1	0.1%	1	0.1%
Goodwill	—	—%	—	—%	10	1.5%
Depletion	(4)	1.3%	(6)	(0.8)%	(7)	(1.0)%
Exchange gains	(16)	5.0%	(8)	(1.1)%	(13)	(1.9)%
Provision to return and other adjustments	(6)	1.9%	(2)	(0.3)%	(11)	(1.6)%
Valuation allowance	15	(4.7)%	4	0.5%	(16)	(2.4)%
Executive compensation limitation	9	(2.8)%	3	0.5%	3	0.5%
Stock-based compensation	(13)	4.1%	(9)	(1.2)%	(4)	(0.6)%
R&D credit	(8)	2.5%	(7)	(0.9)%	(6)	(0.9)%
Uncertain tax positions	7	(2.2)%	36	4.9%	(3)	(0.4)%
Other, net	—	—%	4	0.5%	—	—%
Total effective tax rate	$(81)	25.5%	$163	22.0%	$68	10.1%

In 2023, the Company received a ruling from the Swiss tax authorities which resulted in the recognition of a deferred tax asset related to intangibles of $150 and a valuation allowance of $138 as of the end of the year. The impact of this ruling has been presented net of the valuation allowance in the effective tax rate reconciliation above.

The following table sets forth the Company’s (loss) income before income taxes for its U.S. and international operations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
U.S. operations (including exports)	$(638)	$217	$44
International operations	320	524	632
(Loss) income before income taxes	$(318)	$741	$676

Management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2023 and 2022, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. At December 31, 2023, the amount of indefinitely reinvested unremitted earnings was approximately $549. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, due to U.S. tax reform and the U.S. Transition Tax, the incremental cost to repatriate earnings is expected to be primarily related to withholding taxes and is not expected to be material.

The Company reviews its tax return positions, taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. At December 31, 2023, the Company recognized net tax expense of $7 related to uncertain tax positions specific to transfer pricing and the treatment of discrete intercompany transactions. The Company maintains its as filed tax positions are appropriate and supportable.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2023, the Company’s U.S federal net operating losses amounted to $42, which are carried forward indefinitely. State net operating losses of $18 substantially expire between 2027 and 2042. The Company has foreign net operating losses of $18, which expire between 2029 and 2044, and $22 of certain foreign tax credits, which expire between 2029 and 2033.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2018 through 2023
India	2015 through 2023
Mexico	2018 through 2023
Netherlands	2023
Singapore	2019 through 2023
Switzerland	2019 through 2023
Taiwan	2020 through 2023
U.S.	2017 through 2023

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$65	$5	$7
Gross amounts of increases and decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	2	54	(1)
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	6	6	—
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	(1)
Balance at December 31,	$73	$65	$5

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$48	$42	$4
Total amount of interest and penalties recognized in the consolidated statements of operations	4	4	(1)
Total amount of interest and penalties recognized in the consolidated balance sheets	8	4	1

As of December 31, 2023, the total amount of unrecognized tax benefits was $73, of which $56 was recorded in other liabilities and $17 was recorded as an offset to deferred tax assets. These unrecognized tax benefits primarily relate to transfer pricing matters and the treatment of discrete intercompany transactions. In addition, accruals of $8 have been recorded for penalties and interest, as of December 31, 2023, in other liabilities. These liabilities at December 31, 2023 were reduced by $31 for offsetting benefits from the corresponding effects of potential transfer pricing adjustments included in other assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$12	$8	$24
Charges to income tax expense	153	4	—
Release of valuation allowance	—	—	(16)
Balance at December 31,	$165	$12	$8

For the years ended December 31, 2023 and 2022, the Company recorded $153 and $4 of valuation allowance, respectively. In connection with the plant closure in Taiwan during the third quarter of 2023, the Company recorded an income tax expense of $13 related to the recognition of a valuation allowance on the deferred tax assets of one of its Taiwan subsidiaries. The Company has evaluated all available positive and negative evidence, including the reversal of certain deferred liabilities, as well as the future projections of profitability for the plant shutdown. As a result, the Company determined that a majority of its deferred tax assets related to the Taiwanese subsidiary are not more likely than not to be realized and accordingly recorded a valuation allowance against those deferred tax assets. In addition, the Company recorded income tax expense of $138 related to the valuation allowance on certain deferred tax assets in its Switzerland subsidiaries. This directly relates to a deferred tax asset recorded in 2023 in conjunction with a Swiss ruling received in the fourth quarter. The valuation allowance was recorded specifically due to the limitations in the realizability and deductibility of the new deferred tax asset related to intangible assets and has no further impact to the remaining deferred tax assets of Switzerland subsidiaries. The remaining valuation allowance recorded was related to certain foreign tax credits and state net operating losses. For the year ended December 31, 2022, the Company recorded a valuation allowance of $3 against certain foreign tax credits, as well as $1 of valuation allowance on state net operating losses.

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share calculations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to Chemours	$(238)	$578	$608
Denominator:
Weighted-average number of common shares outstanding - basic	148,912,397	155,359,361	164,943,575
Dilutive effect of the Company’s employee compensation plans (1)	—	2,943,646	3,754,864
Weighted-average number of common shares outstanding - diluted	148,912,397	158,303,007	168,698,439

Basic (loss) earnings per share of common stock (2)	$(1.60)	$3.72	$3.69
Diluted (loss) earnings per share of common stock (1) (2)	(1.60)	3.65	3.60
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 1,584,958 potentially dilutive securities is excluded from the calculation for the year ended December 31, 2023.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted earnings per share calculations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Average number of stock options	1,444,099	1,077,922	1,500,577

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2023 and 2022.

	December 31,
	2023	2022
Accounts receivable - trade, net (1)	$509	$509
VAT, GST, and other taxes (2)	81	88
Other receivables (3)	20	29
Total accounts and notes receivable, net	$610	$626
(1)
Accounts receivable - trade, net includes trade notes receivable of less than $1 and $3 and is net of allowances for doubtful accounts of $2 and $10 at December 31, 2023 and 2022, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 22 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $3, $9 and $2 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table sets forth the change in the Company's allowance for doubtful accounts for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$10	$5	$7
Additions charged to expenses	3	9	2
Deductions from reserves (1)	(11)	(4)	(4)
Balance at December 31,	$2	$10	$5
(1)
Include bad debt write-offs of less than $1, less than $1, and $1 for the years ended December 31, 2023, 2022 and 2021, respectively.

Customer Vendor Financing Facilities

The Company participates in several financing facilities maintained by our customers. These facilities allow the Company to monetize certain of our receivables prior to their due date. The Company receives a discounted amount from the financial institution which varies depending on the timing of the payment from the financing institution in relation to the invoice due date from the customer. The Company classifies cash received from the financial institutions as an operating cash flow. For one transaction in 2023, the Company received $26 from a financial institution prior to the recognition of revenue from the customer. For that advance, the Company classified the proceeds as a financing cash inflow under the caption “Proceeds from supplier financing programs” on the Consolidated Statement of Cash Flows for the year ended December 31, 2023. As of December 31, 2023, all revenue recognition requirements related to this transaction had been satisfied.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2023 and 2022.

	December 31,
	2023	2022
Finished products	$770	$910
Semi-finished products	255	218
Raw materials, stores, and supplies	709	654
Inventories before LIFO adjustment	1,734	1,782
Less: Adjustment of inventories to LIFO basis	(382)	(378)
Total inventories	$1,352	$1,404

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $920 and $835 (or 53% and 47%, respectively) of inventories before the LIFO adjustments at December 31, 2023 and 2022, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

During 2021, inventory reductions in the Company’s Titanium Technologies segment resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years as compared to current-year costs. During the year ended December 31, 2021, the benefit to net (loss) income attributable to Chemours from the liquidation of LIFO inventory was $8 or $0.05 on basic earnings (loss) per share of common stock.

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2023 and 2022.

	December 31,
	2023	2022
Equipment	$7,652	$7,745
Buildings	1,180	1,180
Construction-in-progress	450	324
Land	94	102
Mineral rights	36	36
Property, plant, and equipment	9,412	9,387
Less: Accumulated depreciation	(6,196)	(6,216)
Total property, plant, and equipment, net	$3,216	$3,171

Property, plant, and equipment, net included gross assets under finance leases of $100 and $91 at December 31, 2023 and 2022, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $7, $7, and $5 for the years ended December 31, 2023, 2022 and 2021, respectively.

Depreciation expense amounted to $297, $286, and $309 for the years ended December 31, 2023, 2022 and 2021, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 14. Leases

The Company leases certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. Lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 23 years. Some leases of equipment contain immaterial amounts of residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2023 and 2022.

		December 31,
	Balance Sheet Location	2023	2022
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$260	$240
Finance lease assets	Property, plant, and equipment, net (Note 13)	61	61
Total lease assets		$321	$301

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$55	$49
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	12	12
Total current lease liabilities		67	61
Non-current:
Operating lease liabilities	Operating lease liabilities	206	198
Finance lease liabilities	Long-term debt, net (Note 20)	46	49
Total non-current lease liabilities		252	247
Total lease liabilities		$319	$308

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$63	$51	$66
Short-term lease cost	7	4	7
Variable lease cost	18	16	21

Finance lease cost:
Amortization of lease assets	9	8	12
Interest on lease liabilities	3	4	4
Total lease cost	$100	$83	$110

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$56	$70
Operating cash flows from finance leases	3	4	4
Financing cash flows from finance leases	11	11	10

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$66	$65	$45
Leased assets obtained in exchange for new finance lease liabilities	—	—	14

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2023 and 2022.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	8.9	10.0
Finance leases	4.6	5.4

Weighted-average discount rate:
Operating leases	5.89%	5.23%
Finance leases	5.42%	5.42%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2024	$69	$14	$83
2025	55	14	69
2026	47	11	58
2027	32	9	41
2028	25	9	34
Thereafter	93	7	100
Total lease payments	321	64	385
Less: Imputed interest	60	6	66
Present value of lease liabilities	$261	$58	$319

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility located in the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2023 and 2022, a financing obligation of $92 and $93, respectively, and property, plant, and equipment of $80 and $84, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2024	$7
2025	7
2026	7
2027	7
2028	7
Thereafter	129
Total lease payments	164
Less: Imputed interest	(72)
Present value of financing obligation	$92

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2023 and 2022.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Total
Balance at January 1, 2022	$13	$33	$56	$—	$102
Balance at December 31, 2022	13	33	56	—	102
Balance at December 31, 2023	$13	$33	$56	$—	$102

Chemours consists of four operating segments: Titanium Technologies, Thermal & Specialized Solutions, Advanced Performance Materials, and Performance Chemicals and Intermediates (included in Other Segment). The Company defines its reporting units as operating units or one level below its operating segments. In 2023 and 2022, the Company had three reporting units for goodwill testing, which align with the Company's operating segments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2023, 2022, and 2021, the dates of Chemours’ annual goodwill assessments. No goodwill impairments were recorded for the years ended December 31, 2023, 2022 and 2021, as the fair values of the Company’s reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2023, 2022 and 2021.

The total accumulated impairment losses included in the Company’s goodwill balance at December 31, 2023 and 2022 amounted to $0 and $4, respectively. The accumulated impairment losses included in the Company's goodwill balance at December 31, 2022 relate to the Glycolic Acid business, which was sold in June 2023. Refer to "Note 4 - Acquisitions and Divestitures" to the Consolidated Financial Statements for further details.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$13	$(10)	$3	$13	$(1)	$12
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(22)	—	22	(21)	1
Patents	13	(13)	—	19	(19)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	10	(10)	—	10	(10)	—
Total other intangible assets	$63	$(60)	$3	$69	$(56)	$13
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $10, $5, and $8 for the years ended December 31, 2023, 2022 and 2021, respectively. Less than $1 of pre-tax amortization expense is estimated annually for 2024, 2025, 2026, 2027, and 2028. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2023 and 2022.

		December 31, 2023		December 31, 2022
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$82	50.0%	$87	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	33	50.0%	36	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	43	10.0%	52	10.0%
		$158		$175

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$175	$169	$167
Equity in earnings of affiliates	45	55	43
Dividends	(49)	(33)	(30)
Currency translation and other	(13)	(16)	(11)
Balance at December 31,	$158	$175	$169

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2023, 2022 and 2021, net sales to the Company’s equity method investees amounted to $144, $193, and $144, respectively, and purchases from the Company’s equity method investees amounted to $221, $218, and $180, respectively.

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2023 and 2022.

	December 31,
	2023	2022
Capitalized repair and maintenance costs	$230	$240
Pension assets (1)	57	50
Deferred income taxes	303	152
Miscellaneous (2)	87	81
Total other assets	$677	$523
(1)
Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing (see "Note 9 – Income Taxes").

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2023 and 2022.

	December 31,
	2023	2022
Trade payables	$1,134	$1,210
VAT and other payables	25	23
Total accounts payable	$1,159	$1,233

Supplier Financing

The Company maintains supply chain finance programs with several financial institutions. The programs allow its suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by its suppliers' decisions to sell their receivables under the programs. For our supplier financing program obligations classified as accounts payable, the Company agrees to pay the financial institution on those sold invoices on the original invoice due date. The Company also maintains a supplier finance program whose obligations are classified as short-term debt based on an extension of payment terms past the original invoice due date. There are no assets pledged or other forms of guarantees associated with these programs. The Company or the financial institution may terminate the program upon at least 30 days' notice.

The outstanding payment obligations at December 31, 2023 and 2022 were $197 and $182, respectively. At December 2023 and 2022, $170 and $164 are in Accounts Payable in the Consolidated Balance Sheets, while $27 and $18 are included in Short-term and current maturities of long-term debt in the Consolidated Financial Statements.

The following table sets forth the changes in Company's outstanding payment obligations by balance sheet location for the year ended December 31, 2023.

	Year Ended December 31, 2023
	Accounts Payable	Short-Term Debt	Total
Balance at January 1,	$164	$18	$182
Invoices confirmed during the year	471	96	567
Confirmed invoices paid during the year	(465)	(87)	(552)
Balance at December 31,	$170	$27	$197

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2023 and 2022.

	December 31,
	2023	2022
Accrued litigation (1)	$713	$41
Asset retirement obligations (2)	18	10
Income taxes	28	19
Customer rebates	78	90
Accrued interest	18	17
Operating lease liabilities (3)	55	49
Miscellaneous (4)	148	74
Total other accrued liabilities	$1,058	$300
(1)
At December 31, 2023, accrued litigation includes $592 for the United States Public Water System Class Action Suit Settlement and $68 for settlements with the State of Ohio and the State of Delaware. Refer to "Note 22 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Represents the current portion of operating lease liabilities (see “Note 14 – Leases”).
(4)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2023 and 2022.

	December 31,
	2023	2022
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$—	$766
Tranche B-2 euro term loan due April 2025 (€0 at December 31, 2023 and €333 at December 31, 2022)	—	355
Tranche B-3 U.S. dollar term loan due August 2028	1,067	—
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2023 and €0 at December 31, 2022)	457	—
Senior unsecured notes:
4.000% due May 2026 (€441 at December 31, 2023 and 2022)	485	470
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	58	61
Financing obligation (1)	92	91
Supplier financing obligation (2)	27	18
Total debt principal	4,084	3,659
Less: Unamortized issue discounts	(25)	(4)
Less: Unamortized debt issuance costs	(21)	(22)
Less: Short-term and current maturities of long-term debt	(51)	(43)
Long-term debt, net	$3,987	$3,590
(1)
At December 31, 2023 and 2022, financing obligation relates to the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.
(2)
At December 31, 2023 and 2022, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to “Note 18 – Accounts Payable” for further details.

Senior Secured Credit Facilities

The Company’s credit agreement, as amended and restated on April 3, 2018 (the “April 2018 Credit Agreement”), provided for seven-year, senior secured term loans and a five-year, $800 senior secured revolving credit facility. The senior secured term loan facility under the April 2018 Credit Agreement provided for a class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $900 and a class of term loans, denominated in euros, in an aggregate principal amount of €350. On October 7, 2021, the Company entered into an amendment to the April 2018 Credit Agreement to, among other things, increase the aggregate commitment amount under the credit facility to $900 and extend the stated maturity date to October 7, 2026 (from April 3, 2023). On March 10, 2023, the Company entered into a second amendment to the April 2018 Credit Agreement to replace the interest rate benchmark from LIBOR to SOFR. On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the “Restated Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “New Senior Secured Credit Facilities”). The New Senior Secured Credit Facilities amends and restates in its entirety, the Company’s obligations under the April 2018 Credit Agreement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The New Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “New Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “New Euro Term Loan”) (collectively, the “New Term Loans”). The Company received proceeds of $367, net of original issue discount and bank fees of $32. The proceeds of the New Term Loans were primarily used to prepay, in full, all outstanding amounts under the April 2018 Credit Agreement, which amounted to $764 for the dollar term loan and €333 for the euro term loan, fees and expenses related therewith, and to fund the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval (see "Note 22 – Commitments and Contingent Liabilities"). The New Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.50%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. The New Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, subject to an adjusted EURIBOR floor of 0.0%. The New Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances. The Restated Credit Agreement is subject to a springing maturity in the event that the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

At December 31, 2023, the effective interest rates on the New Dollar Term Loan and the New Euro Term Loan were 8.9% and 7.9%, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company made term loan repayments of $9, $13 and $13 on its Term Loans, respectively. During 2021, the Company repurchased through open market transactions, an aggregate principal amount of $37 and made an optional prepayment of $54 on its senior secured term loans.

Borrowings made under the Revolving Credit Facility may be used for working capital and other general corporate purchases and other transactions not prohibited by the Restated Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Restated Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for SOFR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. At December 31, 2023, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum. There were no borrowings under the Revolving Credit Facility at December 31, 2023 and 2022. Issued and outstanding letters of credit under the Revolving Credit Facility amounted to $48 and $108 at December 31, 2023 and 2022, respectively.

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

Pursuant to the terms of the indenture governing the 2026 Euro Notes, the Company is obligated to offer to purchase the 2026 Euro Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to May 15, 2021, the Company may redeem the 2026 Euro Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date and (ii) on one or more occasions, up to 35% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 104% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. On or after May 15, 2021, the Company may redeem the 2026 Euro Notes at specified redemption prices. The Company may also redeem some or all of the 2026 Euro Notes by means other than a redemption, including tender offer and open market repurchases.

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

Note Repurchases

During the year ended December 31, 2022, the Company repurchased through open market transactions, an aggregate principal of $62 of its senior unsecured notes for cash payment of $54. The Company recorded a gain of $7 in "(Loss) gain on extinguishment of debt" in the consolidated statements of operations, net of $1 in charges related to the write-off of deferred financing costs associated with the extinguished debt.

Accounts Receivable Securitization Facility

The Company, through a wholly-owned special purpose entity (“SPE”), executed an agreement with a bank for an accounts receivable securitization facility (“Securitization Facility”) for the purpose of enhancing the Company’s liquidity (the “Receivables Purchase Agreement”), as amended from time to time. Under the Securitization Facility, certain of the Company’s subsidiaries sell their accounts receivable to the SPE, which is a non-guarantor subsidiary. In turn, the SPE may transfer undivided ownership interests in such receivables to the bank in exchange for cash. The bank has a first priority security interest in all receivables held by the SPE, and the SPE has not granted a security interest to anyone else. Pursuant to the Receivables Purchase Agreement, as amended, the Company no longer maintains effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. Under the Securitization Facility, prior to March 2023, the SPE may sell at any time certain receivables and request investments and letter of credit up to a total of $150 until the earlier of March 6, 2024 or another event that constitutes a "Termination Date" under the Receivables Purchase Agreement, as amended.

On March 23, 2023, the Company, through the SPE, amended its Receivables Purchase Agreement to, among other things, increase the facility limit under the arrangement from $150 to $175, replace the interest rate benchmark from LIBOR to SOFR, add a conduit purchaser, and extend the term of the Receivables Purchase Agreement, such that the SPE may sell certain receivables and request investments and letter of credit until the earlier of March 31, 2025 or another event that constitutes a "Termination Date" under the Receivables Purchase Agreement.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. For the years ended December 31, 2023 and 2022, the Company received $1,448 and $1,481, respectively, of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $1,433 and $1,481 respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $87 and $46 at December 31, 2023 and 2022, respectively. During each of the years ended December 31, 2023, 2022 and 2021, the Company incurred $3 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Maturities

The Company has required quarterly principal payments related to the New Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Restated Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2023.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Total
2024	$11	$14	$7	$27	$59
2025	11	14	7	—	32
2026	496	11	7	—	514
2027	505	9	7	—	521
2028	2,264	9	7	—	2,280
Thereafter	620	7	129	—	756
Total payments	3,907	64	164	27	4,162
Less: Imputed interest	—	(6)	(72)	—	(78)
Total principal maturities on debt	$3,907	$58	$92	$27	$4,084

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-2 U.S. dollar term loan due April 2025	$—	$—	$766	$755
Tranche B-2 euro term loan due April 2025 (€0 at December 31, 2023 and €333 at December 31, 2022)	—	—	355	345
Tranche B-3 U.S. dollar term loan due August 2028	1,067	1,068	—	—
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2023 and €0 at December 31, 2022)	457	451	—	—
Senior unsecured notes:
4.000% due May 2026 (€441 at December 31, 2023 and 2022)	485	480	470	422
5.375% due May 2027	495	485	495	459
5.750% due November 2028	783	745	783	702
4.625% due November 2029	620	547	620	509
Total senior debt principal	3,907	$3,776	3,489	$3,192
Less: Unamortized issue discounts	(25)		(4)
Less: Unamortized debt issuance costs	(21)		(22)
Total senior debt, net	$3,861		$3,463

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2023 and 2022.

	December 31,
	2023	2022
Employee-related costs (1)	$75	$82
Accrued litigation (2)	73	55
Asset retirement obligations (2)	67	73
Miscellaneous (3)	113	109
Total other liabilities	$328	$319
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portions of accrued litigation and asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Miscellaneous primarily includes accrued indemnification liabilities of $30 and $33 at December 31, 2023 and 2022, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at December 31, 2023 and 2022 (see "Note 9 – Income Taxes").

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

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Balance at January 1,	$83	$76	$76
Increase in estimated cash outflows	1	2	1
Accretion expense	3	10	2
Settlements and payments	(2)	(5)	(3)
Balance at December 31,	$85	$83	$76

Current portion	$18	$10	$14
Non-current portion	67	73	62

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

The following table sets forth the components of the Company’s accrued litigation at December 31, 2023 and 2022.

	December 31,
	2023	2022
Asbestos	$39	$35
PFOA (1)	26	45
PFAS (2)	712	2
All other matters	9	14
Total accrued litigation	$786	$96
(1)
PFOA includes matters under the "PFOA" section within this “Note 22 – Commitments and Contingent Liabilities”.
(2)
PFAS includes matters under the "PFAS" section within this “Note 22 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2023 and 2022.

		December 31,
	Balance Sheet Location	2023	2022
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 19)	$713	$41
Long-term accrued litigation	Other liabilities (Note 21)	73	55
Total accrued litigation		$786	$96

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the years ended December 31, 2023 and 2022, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $148 and $152, respectively, excluding litigation-related settlements. During the years ended December 31, 2023 and 2022, the Company received $88 and $66, respectively, of recovery from DuPont and Corteva.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

As part of the MOU, the parties established an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2022. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time. During 2023, $209 was drawn by Chemours from the escrow account to fund a portion of the U.S public water system class action suit settlement, which remains in escrow in a qualified settlement and is recognized as restricted cash and restricted cash equivalents on the Company's consolidated balance sheets at December 31, 2023.

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby i) the parties agreed to release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and iii) with respect to the escrow funding obligation due no later than September 30, 2024, will be waived by each of the parties under certain conditions as agreed to by the parties. There were no amounts outstanding in the escrow account as of December 31, 2023.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At December 31, 2023 and 2022, there were approximately 800 and 900 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At December 31, 2023 and 2022, Chemours had accruals of $39 and $35 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2023 and 2022, there were 20 and 18 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At December 31, 2023 and 2022, Chemours maintained an accrual of $26 and $25, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through December 31, 2023, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and is included in the $26 and $25 accrued at December 31, 2023 and 2022, respectively.

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

The single matter not included in the settlement was a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post-trial rulings which reduced the consortium damages to $0.25. The Company paid its share from the verdict in this matter in November 2023 after all of EID’s appeals process from United States Court of Appeals to the United States Supreme Court were denied.

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of December 31, 2023, 31 plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are proceeding in the Ohio MDL.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 6,200 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 700 water provider cases in the AFFF MDL, of which approximately 40 such matters that had been filed as of the Settlement Agreement have submitted opt-outs per below discussion.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

For non-water provider cases in the AFFF MDL (approximately 5,500), the parties will now proceed with Tier One discovery in certain personal injury cases. In December 2023, the parties provided the court with a joint proposal identifying the cases that will comprise the 25 that will proceed to discovery. The court confirmed the parties’ joint submission of the personal injury cases for Tier 1 discovery and ordered that the parties complete Tier 1 discovery by June 7, 2024.

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

In New York state court, four individuals filed a lawsuit in September 2019 against numerous defendants including Chemours. The lawsuit alleges personal injury resulting from exposure to AFFF in Long Island drinking water and violation of New York Uniform Fraudulent Conveyance Act. Plaintiffs seek compensatory and punitive damages and medical monitoring.

In Illinois, a lawsuit was filed in May 2022 in the state court against numerous defendants, including EID. The lawsuit alleges personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. In July 2023, an agreement to resolve the lawsuit was reached. This matter is now closed. Since February 2023, two other lawsuits have been filed in Illinois state court against numerous defendants, including EID, which also allege personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits.

In Ontario, Canada, three lawsuits were filed by two parties in December 2022 against DuPont de Nemours, Inc. and another defendant, seeking contribution and indemnification, interest, and costs in connection with three underlying actions filed by property owners in Canada, and a related third-party action filed by some defendants in one of the matters. The plaintiffs in the underlying actions allege PFAS contamination of their respective properties from the use of firefighting foam. Chemours is not a named defendant in any of these matters but has agreed to defend pursuant to the MOU. These lawsuits against DuPont were noticed for discontinuance by two of the filing parties.

In British Columbia, Canada, a civil claim was filed in the Supreme Court of British Columbia in December 2023 against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as individuals with certain diagnosed conditions after using or being exposed to AFFF containing PFAS under certain conditions and seeks compensatory and punitive damages.

United States Public Water System Class Action Suit Settlement and Related Opt-Outs

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

Under the Settlement Agreement, Chemours, Corteva and DuPont collectively established and contributed a total of $1,185 to a qualified settlement fund (“Water District Settlement Fund”). Contribution rates were consistent with the MOU, with Chemours (together with its subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts were funded in full and deposited into the Water District Settlement Fund. On September 6, 2023, Chemours deposited $592 into the Water District Settlement Fund, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheet at December 31, 2023 as Chemours maintains a proportional reversionary interest to the underlying restricted cash equivalents in the Water District Settlement Fund. In exchange for the payment to the Water District Settlement Fund, Chemours, Corteva and DuPont (together with their subsidiaries) will receive a release of the claims from the Class (as defined below), upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Chemours or the other parties.

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

As part of the preliminary approval of the Settlement Agreement in August 2023, notice of the Settlement Agreement has been provided to class members and such members had until November 11, 2023 to object to the settlement or December 4, 2023 to submit a request for exclusion, indicating they wish to opt-out of the settlement class. A Final Fairness Hearing on the Settlement Agreement occurred on December 14, 2023.

On January 3, 2024, the Court-appointed Notice Administrator for the settlement submitted a declaration regarding objections to the settlement and opt-outs, and on February 6, 2024, it submitted an updated report to the Court regarding its further review of the submitted opt-outs. The Notice Administrator identified that, based on his then February 2024 review as done in accordance with the Court's guidance, opt-outs had been received from approximately 1,000 of the 14,167 listed potential Class members. In addition to those opt-outs, the Notice Administrator stated that he also received requests for exclusion from approximately 300 additional entities that were not on the list of Class members. The Court issued an order providing that the deadline for entities to withdraw a previously submitted opt-out was March 1, 2024, which was subsequently extended to March 15, 2024 by the Court.

Chemours, Corteva and DuPont deny the allegations in the underlying litigation and reserve all legal and factual defenses against such claims if they were litigated to conclusion. The Companies have not exercised their walk-away right and support final approval of the Settlement Agreement by the Court. On February 8, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for final approval of the settlement, and on February 26, 2024, the Court entered a final order and judgment. On March 11, 2024, one public water system filed a notice of appeal from the district court’s judgment, which remains pending. The settlement remains subject to the condition that this approval reach final judgment in accordance with the Settlement Agreement. Upon final judgment, which the Company expects to occur in 2024, Chemours will no longer maintain its reversionary interest to the underlying restricted funds within the Water District Settlement Fund and, as such, the restricted cash and cash equivalents and the associated accrued liabilities will be derecognized.

For the year ended December 31, 2023, the Company accrued $592, included in selling, general, and administrative expense, representing Chemours’ share of the Settlement Agreement under the terms of the MOU and in accordance with accounting guidance on obligations resulting from joint and several liability arrangements. Interest earned on the Water District Settlement Fund, which will be part of the final settlement, has been accrued in Other accrued liabilities.

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the US District Court of South Carolina Multi-district litigation and approximately 80 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of December 31, 2023 as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, as well as the matters described in "Litigation and Other matters related to Fayetteville” within this “Note 22 – Commitments and Contingent Liabilities”, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

In New York federal court, 23 Long Island water suppliers that have filed lawsuits since August 2019 against several defendants including EID and Chemours alleging PFAS, PFOA, and perfluorooctanesulfonic acid (“PFOS”) contamination through releases from industrial and manufacturing facilities and business locations where PFAS-contaminated water was used for irrigation and sites where consumer products were disposed. Claims vary between matters but include claims of personal injury alleging various disease conditions, product liability, negligence, nuisance, trespass and fraudulent transfer. All matters are seeking compensatory and punitive damages and, in certain cases, medical monitoring, declaratory and/or injunctive relief. In January 2022, Chemours filed a third-party claim for indemnity in connection with one of the Long Island water supplier matters. One of the water suppliers filed to opt out of the Public Water System Class Action Settlement.

The Town of Petersburgh in New York also filed suit in New York state court in August 2022 alleging defendants 3M, EID, and other defendants, are responsible for PFOA contamination of its municipal drinking water supply. The complaint alleges product liability claims, negligence, and trespass. Plaintiff seeks injunctive and declaratory relief as well as compensatory and punitive damages.

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Suez has filed to opt out these matters from the Public Water System Class Action Settlement.

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The matter filed by the Town of Centre, Alabama was scheduled for trial in November 2023, but has been stayed pursuant to the order granting preliminary approval to the Settlement Agreement, as described above. The Town of Centre has filed to opt out of the Public Water System Class Action Settlement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023 the matter was removed to federal court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, have filed to opt out of the Public Water System Class Action Settlement.

In March 2024, the Municipal Utilities Board of the City of Albertville, Alabama filed suit in Alabama state court against certain defendants, including Chemours and EID. The complaint alleges negligence, nuisance, trespass and seeks compensatory damages, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. The plaintiffs also seek injunctive relief. Albertville has filed to opt out of the Public Water System Class Action Settlement.

In Georgia, a lawsuit was filed by the City of Rome against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours, alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. In June 2023, Chemours, DuPont and Corteva entered into a confidential settlement with the City of Rome and its claims against these parties related to this matter have been released and the matter dismissed. The Company recorded the related settlement amount in Selling, General and Administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2023.

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court. Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville have filed to opt out of the Public Water System Class Action Settlement.

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property.

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below), a majority of the states and certain territories of the U.S., have filed lawsuits or are investigating claims against various defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer. Chemours, Corteva/EID and DuPont, together under the MOU, are engaged with States and their counsel on certain of these cases, including through court-appointed mediations in the New Jersey and North Carolina actions outside of the AFFF MDL. It is reasonably possible that these discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of such discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation and expected to be paid in 2024.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation and expected to be paid in the 2024.

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. This settlement is pending completion of final agreements. The class action is the sole remaining lawsuit.

In New Jersey federal court, lawsuits were filed against several defendants including EID and Chemours beginning in November 2019. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court. Plaintiffs seek certain damages including punitive damages.

In Ohio federal court, a putative class action ("Hardwick") was filed in October 2018 against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted. During the fourth quarter of 2023, the Court dismissed the class action against 3M, EID, Chemours and the other defendants. In December, 2023, the plaintiff filed a petition for reconsideration and for rehearing en banc with the 6th Circuit. In January 2024, the 6th Circuit denied the request for rehearing. In March 2024, the case was dismissed.

In Delaware state court, a putative class action was filed in May 2019 against two electroplating companies, 3M and EID, and two other defendants added in an amended complaint, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. In November 2023, a motion to amend the complaint was filed seeking to add Chemours as a defendant. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages.

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

In Pennsylvania, in December 2023, a lawsuit was filed in state court on behalf of multiple plaintiffs alleging that defendants including Chemours, EID, Corteva and DuPont, as manufacturers of chemicals used in gas well fracking, are responsible for contamination of the water supply. The lawsuit alleges negligence, personal injury, medical monitoring, property damage and punitive damages.

In Delaware, in October 2023, a lawsuit was filed in state court on behalf of the spouse of a former EID employee, naming Chemours, EID, Corteva, DuPont and others alleging personal injury as a result of take-home exposure to PFAS and other compounds. The complaint seeks compensatory and punitive damages.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Additional briefing is expected on this judgment and any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. An estimate of a liability was included in Accrued Litigation at December 31, 2023.

Further, in the Netherlands, in September 2023, a Dutch criminal defense lawyer announced a criminal complaint with the support of a few thousand citizens against Chemours and its current and former directors for alleged unlawful emissions of PFOA and GenX in Dordrecht. This claim has been filed with the Office of the Public Prosecutor, which is proceeding with the investigation.

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the year ended December 31, 2023, the Company recorded an amount related to one or more of these matters. The Company does not expect the outcome of any of these matters, individually and in aggregate, to have a material impact on Chemours’ results of operations or financial position.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. Chemours believes that the January 2022 motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 22 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

PFOA and PFAS Summary

With the exception of the matters noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations or financial position, are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

U.S. Smelter and Lead Refinery, Inc.

There are six lawsuits currently pending in Indiana federal court, including a putative class action, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss, which could be material, is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

As described above in "Note 2 - Basis of Presentation", the Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. The Company has made SEC filings and issued press releases related to the Audit Committee Internal Review. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings in respect of that review. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of this litigation or to estimate the loss or range of loss, if any, as the matter is in the early stages with significant issues to be resolved.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company has not recorded any liability for these matters as of December 31, 2023, as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at December 31, 2023 and 2022 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	December 31,
	2023	2022
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina (1)	383	465
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	12	17
Washington Works, West Virginia	22	17
All other sites	102	98
Total environmental remediation	$590	$668
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 22 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at December 31, 2023 and 2022.

	December 31,
	2023	2022
Current environmental remediation	$129	$194
Long-term environmental remediation	461	474
Total environmental remediation	$590	$668

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at December 31, 2023. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory, and the Third Circuit held argument on the petition in January 2024. In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and is expected to be finalized in early 2024. No action is required on the proposed NPDWR until it is final.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of December 31, 2023 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on EPA’s final rule making after the MCL comment period, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

For the years ended December 31, 2023, 2022 and 2021, Chemours incurred environmental remediation expenses of $66, $269, and $269, respectively.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2023 and 2022.

	December 31,
	2023	2022
On-site remediation	$208	$264
Off-site groundwater remediation	175	201
Total Fayetteville environmental remediation	$383	$465

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2023 and 2022.

	December 31,
	2023	2022
Current environmental remediation	$76	$139
Long-term environmental remediation	307	326
Total Fayetteville environmental remediation	$383	$465

For the years ended December 31, 2023, 2022 and 2021, environmental remediation expenses related to Fayetteville were $25, $229, and $228, respectively. As discussed below, in accordance with the guidance on accounting changes, the Company revised certain of its estimated liability in the second quarter of 2022 and 2021 resulting in an additional environmental remediation expense of $174 and $181 recorded in the years ended December 31, 2022 and 2021, respectively. These accruals were primarily related to off-site drinking water remediation, construction of the barrier wall and the future operation of the groundwater extraction and treatment system in both periods.

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

Further, in addition to the surrounding counties, in November 2021, NC DEQ sent a notice to Chemours regarding PFAS contamination from the Cape Fear River of groundwater monitoring wells and water supply wells in New Hanover County and potentially three other downstream counties based on new sampling data by NC DEQ and its determination of Chemours’ obligations for such contamination. NC DEQ directed Chemours to submit for its review and approval a comprehensive groundwater contamination assessment in such counties, as well as an updated drinking water program to provide for sampling under the CO in such counties. In 2022, the Company submitted an interim drinking water plan and a separate assessment framework plan, which were subsequently updated and resubmitted, based on comments received from NC DEQ. In 2023, NC DEQ provided additional comments identifying additional actions regarding the groundwater assessment as well as the drinking water program, which the Company responded to.

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

In July 2022, Chemours submitted its response to NC DEQ, providing information and other items requested by NC DEQ for its approval. Notwithstanding the Petition for Review of the EPA GenX compounds health advisory, and reserving its rights related thereto, the Company proposed a plan to extend Paragraph 19 options to properties that have tested above 10 ppt for GenX compounds, including conducting a feasibility review. As a result of Chemours’ proposed plan in response to the NC DEQ notice, the Company recorded approximately $108 in selling, general, and administrative expense during the year ended December 31, 2022, reflecting a change in estimate for the estimated qualifying properties previously qualified for under-sink RO units that may now be eligible for public water or a whole building filtration system resulting from the lower health advisory for GenX of 10ppt.

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

At December 31, 2023 and 2022, the Company had $147 and $163 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of December 31, 2023 and 2022, the Company had $28 and $38, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management’s estimates or new information may become available.

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

In 2019, the Company completed and submitted its Cape Fear River PFAS Loading Reduction Plan - Supplemental Information Report and its CAP to NC DEQ. The Supplemental Information Report provided information to support the evaluation of potential interim remedial options to reduce PFAS loadings to surface waters. The CAP described potential long-term remediation activities to address PFAS in groundwater and surface waters at the site, in accordance with the requirements of the CO and the North Carolina groundwater standards, and built upon the previous submissions to NC DEQ. The NC DEQ received comments on the CAP during a public comment period, and the Company is awaiting formal response to the CAP from NC DEQ. With respect to the CO, the Addendum was approved by the North Carolina Superior Court for Bladen County in October 2020 and establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system, which was completed in June 2023, followed by an engineers certification confirming that the barrier wall was constructed and documented to be in conformance with the approved design.

In September 2022, NC DEQ issued a permit for discharge of treated groundwater and surface water associated with the project. The permit contained conditions and limits that exceeded the requirements contained within the CO and the previously public-noticed draft discharge permit. The Company filed an administrative petition contesting the discharge permit on October 14, 2022. On November 14, 2022, the Company reached an agreement with NC DEQ and the Cape Fear Public Utility Authority with respect to the discharge permit that, inter alia, facilitated the construction of the barrier wall and groundwater extraction and treatment system and recognizes an optimization period after commencement of discharge from the system which has been completed and required no material modification to the system. Chemours has since dismissed its petition without prejudice pursuant to the agreement.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company began operation of a capture and treatment system from the site’s old outfall channel following the issuance of a National Pollutant Discharge Elimination System ("NPDES") permit by NC DEQ in September 2020. In January 2021, the operation of the old outfall treatment system was interrupted on two occasions, and notice was provided to NC DEQ of the low treatment flow conditions through the system. The Company received an NOV from NC DEQ, alleging violations of the CO and the NPDES water permit arising from the design and operation of the treatment system related to the old outfall. The Company and its third-party service provider have taken actions intended to improve the operation of the old outfall treatment system and address challenges posed by substantial rain events, sediment loading into the system, and variability in water influent conditions. System enhancements completed or being implemented consist of a holding pond, installation of new ultra-filtration units and additional water pretreatment equipment which was substantially completed by the end of 2023.

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $208 and $264 at December 31, 2023 and 2022, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company is in discussions with EPA regarding PFAS-related allegations at its sites, including the February 2019 NOV, and as of December 31, 2023, management believes a loss is reasonably possible, but not estimable at this time.

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,400 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

As of December 2023, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims.

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

Other Environmental Matters

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

In connection with the sale of the Mining Solutions Business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at December 31, 2023 and 2022, respectively, with respect to this indemnification.

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

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Total number of shares purchased	-	7,824,039	5,533,746
Total paid for shares purchased	$-	$251	$177
Average price paid per share	$-	$32.06	$31.99

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Total number of shares purchased	2,108,408	8,234,314	-
Total paid for shares purchased	$69	$241	$-
Average price paid per share	$32.48	$29.24	$-

Through December 31, 2023, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2023 was $441.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 24. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $18, $27, and $34 for the years ended December 31, 2023, 2022 and 2021, respectively.

In 2017, Chemours’ stockholders approved Chemours’ Equity and Incentive Plan (the “Equity Plan”), which provides for grants to certain employees, independent contractors, or non-employee directors of the Company of different forms of awards, including stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and performance stock options ("PSOs"), with 19,000,000 shares reserved for issuance. The Equity Plan replaced the Company’s prior plan adopted at Separation (the “Prior Plan”). As a result, no further grants will be made under the Prior Plan.

On April 28, 2021, Chemours’ stockholders approved an amendment and restatement of the Equity Plan to increase the number of shares of the Company’s common stock reserved for issuance by 3,050,000 shares.

Following the amendment and restatement of the Equity Plan, a total of 22,050,000 shares of the Company’s common stock may be subject to awards granted under the Equity Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. The underlying share awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the Equity Plan. At December 31, 2023, approximately 9,500,000 shares of the Equity Plan reserve are available for grants.

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, PSUs and PSOs, and may authorize new grants annually.

Stock Options

During the years ended December 31, 2023, 2022 and 2021, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.18%	1.61%	0.91%
Expected term (years)	6.00	6.00	6.00
Volatility	55.63%	56.71%	63.85%
Dividend yield	2.87%	3.85%	4.16%
Fair value per stock option	$15.36	$9.89	$9.78

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2023, 2022 and 2021.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2020	7,359	$19.21	6.21	$63,894
Granted	1,153	24.35
Exercised	(1,376)	17.01
Forfeited	(107)	20.62
Expired	(62)	36.71
Outstanding, December 31, 2021	6,967	$20.32	6.60	$101,261
Granted	1,031	25.98
Exercised	(3,041)	16.76
Forfeited	(202)	21.29
Expired	(87)	32.78
Outstanding, December 31, 2022	4,668	$23.61	7.08	$42,668
Granted	560	34.82
Exercised	(1,153)	16.84
Forfeited	(296)	29.04
Expired	(169)	39.02
Outstanding, December 31, 2023	3,610	$26.35	6.51	$27,760
Exercisable, December 31, 2023	2,331	$25.03	5.55	$22,618

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2023, 2022 and 2021 amounted to $17, $45, and $23, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $8, $8, and $10 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2023, there was $6 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.75 years.

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

The following table sets forth non-vested RSUs at December 31, 2023, 2022 and 2021.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2020	910	$20.51
Granted	461	26.30
Vested	(188)	24.33
Forfeited	(24)	19.96
Non-vested, December 31, 2021	1,159	$22.20
Granted	388	28.08
Vested	(473)	20.97
Forfeited	(77)	21.75
Non-vested, December 31, 2022	997	$25.10
Granted	497	33.22
Vested	(391)	20.71
Forfeited	(236)	18.84
Non-vested, December 31, 2023	867	$30.86

For the years ended December 31, 2023, 2022 and 2021, the Company recorded $9, $11, and $12 in stock-based compensation expense specific to its RSUs, respectively. At December 31, 2023, there was $14 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.94 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2023, 2022 and 2021.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2020	844	$29.05
Granted	309	27.42
Vested	(122)	52.34
Forfeited	(276)	23.26
Non-vested, December 31, 2021	755	$26.72
Granted	316	28.77
Vested	(213)	43.83
Forfeited	—	—
Non-vested, December 31, 2022	858	$22.48
Granted	103	40.64
Vested	(410)	17.14
Forfeited	(158)	30.63
Non-vested, December 31, 2023	393	$31.41

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2023 was $40.64. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the years ended December 31, 2023, 2022 and 2021 the Company recorded stock-based compensation expense of less than $1, $8, $12 specific to its PSUs, respectively. At December 31, 2023, based on the Company’s assessment of its performance goals, approximately 950,000 additional shares may be awarded under the Equity Plan.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Performance Stock Options

During the year ended December 31, 2023, Chemours granted PSOs to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company's performance stock option awards granted during the year ended December 31, 2023.

Year Ended December 31, 2023
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

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2022	—	$—	—	$—
Granted	239	38.32
Vested	—	—
Forfeited	(64)	38.32
Expired	—	—
Outstanding, December 31, 2023	175	$38.32	9.17	$—
Exercisable, December 31, 2023	—	$—	—	$—

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

For the year ended December 31, 2023, the Company recorded $1 in stock-based compensation expense specific to its PSOs. At December 31, 2023, there was $2 of unrecognized stock-based compensation expense related to PSOs, which is expected to be recognized over a weighted-average period of 2.17 years.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in Chemours’ Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 321,000 shares. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $8 at December 31, 2023.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2021	$(76)	$(8)	$(120)	$(106)	$(310)
Other comprehensive income (loss)	55	13	(116)	(6)	(54)
Balance at December 31, 2021	(21)	5	(236)	(112)	(364)
Other comprehensive income (loss)	40	1	(32)	12	21
Balance at December 31, 2022	19	6	(268)	(100)	(343)
Other comprehensive income (loss)	(19)	(14)	94	8	69
Balance at December 31, 2023	$—	$(8)	$(174)	$(92)	$(274)

Note 26. Financial Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 and an average maturity of one month. At December 31, 2022, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $180, and an average maturity of one month. Chemours recognized a net loss of $7, a net gain of $2, and a net loss of $15 for the years ended December 31, 2023, 2022 and 2021, respectively, in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2023, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203, and an average maturity of four months. At December 31, 2022, the Company had 153 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $180, and an average maturity of four months. Chemours recognized a pre-tax loss of $2 for the year ended December 31, 2023, and pre-tax gains of $17 and $10 for the years ended December 31, 2022 and 2021, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2023 and 2022, $5 and $19 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the year ended December 31, 2021, $2 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify approximately $2 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

In October 2023, the Company entered into interest rate swaps, the objective of which is to mitigate the volatility in the Company’s cash payments for interest related to the portion of its senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.50% or adjusted SOFR floor of 0.50%, or an adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. At December 31, 2023, the Company had two interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026.

In September 2022, the Company terminated all of its outstanding interest rate swaps, which resulted in a cash settlement of $8. These interest rate swaps were related to the portion of the then senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted LIBOR plus 1.75% or adjusted base rate plus 0.75%, subject to an adjusted LIBOR or an adjusted base rate floor of 0.00% or 1.00%, respectively.

Chemours recognized a pre-tax loss of $6 for the year ended December 31, 2023, and pre-tax gains of $8 and $2 for the years ended December 31, 2022 and 2021 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2023, 2022 and 2021, $4 of gain, $5 of gain, and $2 of loss were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately less than $1 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $27 for the year ended December 31, 2023 and pre-tax gains of $53 and $73 for the years ended December 31, 2022 and 2021, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2023, 2022 and 2021.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2023 and 2022.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2023	December 31, 2022
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	1	2
Total asset derivatives		$2	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	3	4
Interest rate swaps designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	7	—
Total liability derivatives		$11	$5

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2023, 2022 and 2021.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	Income, Net	Loss
2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(7)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(2)
Interest rate swaps designated as a cash flow hedge	—	4	—	(6)
Euro-denominated debt designated as a net investment hedge	—	—	—	(27)

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$2	$—
Foreign currency forward contracts designated as a cash flow hedge	19	—	—	17
Interest rate swaps designated as a cash flow hedge	—	5	—	8
Euro-denominated debt designated as a net investment hedge	—	—	—	53

2021
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(15)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	10
Interest rate swaps designated as a cash flow hedge	—	(2)	—	2
Euro-denominated debt designated as a net investment hedge	—	—	—	73

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

The following table sets forth the Company’s net periodic pension (cost) income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Service cost	$(9)	$(14)	$(15)
Interest cost	(15)	(7)	(5)
Expected return on plan assets	20	18	20
Amortization of actuarial loss	(9)	(8)	(7)
Amortization of prior service gain	3	2	2
Curtailment/settlement gain (loss)	1	—	(1)
Total net periodic pension cost	$(9)	$(9)	$(6)

Net loss	$(4)	$(2)	$(22)
Prior service benefit	—	2	—
Amortization of actuarial loss	9	8	7
Amortization of prior service gain	(3)	(2)	(2)
Recognition of curtailment/settlement (gain) loss	(1)	—	1
Curtailment gain	11	—	—
Effect of foreign exchange rates	(3)	7	6
Benefit (cost) recognized in other comprehensive income	9	13	(10)
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$—	$4	$(16)

During the third quarter of 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan, which resulted in employment termination of substantially all of the employees based in Kuan Yin, beginning in the fourth quarter of 2023 and expected to be completed by the second quarter of 2024. The employee terminations related to the shutdown meets the definition of a plan curtailment event by eliminating the additional accrual of defined benefits for impacted employees. As a result of the curtailment, the Company remeasured its Taiwan projected pension obligation and recorded a $1 mark-to-market loss on remeasurement of the pension liability as a result of a decrease in discount rates since December 31, 2022, and recorded a reduction in the projected benefit obligation of $11 which was recognized in accumulated other comprehensive income. The $11 curtailment gain, together with the existing $9 of plan net losses in accumulated other comprehensive income, will be amortized to the consolidated statements of operations as the impacted employees are terminated from the plan. For the year ended December 31, 2023, the Company amortized $1 of net curtailment gain to net periodic pension cost.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Net loss	$123	$132	$148
Prior service credit	(7)	(9)	(9)
Total amount recognized in accumulated other comprehensive loss	$116	$123	$139

The following table sets forth summarized information on the Company’s pension plans at December 31, 2023 and 2022.

	December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$407	$575
Service cost	9	14
Interest cost	15	7
Plan participants’ contributions	2	2
Actuarial loss (gain)	26	(145)
Benefits paid	(9)	(5)
Plan amendments	—	(2)
Curtailment	(11)	—
Settlements and transfers	(17)	(4)
Currency translation	15	(35)
Benefit obligation at end of year	437	407
Change in plan assets:
Fair value of plan assets at beginning of year	422	585
Actual return on plan assets	41	(129)
Employer contributions	10	10
Plan participants’ contributions	2	2
Benefits paid	(9)	(5)
Settlements and transfers	(17)	(4)
Currency translation	15	(37)
Fair value of plan assets at end of year	464	422
Total funded status at end of year	$27	$15

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2023 and 2022.

	December 31,
	2023	2022
Non-current assets	$57	$50
Current liabilities	(1)	(1)
Non-current liabilities	(29)	(34)
Total net amount recognized	$27	$15

The accumulated benefit obligation for all pension plans was $396 and $357 as of December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the liability component of the Company’s global pension plans generated a net actuarial loss of $26, primarily driven by $41 of loss as a result of decreases in discount rates. The loss was partially offset by $15 of gains primarily due to the impact of inflation assumptions.

The Company’s pension plan assets, in aggregate, generated a gain in accumulated other comprehensive income of $21 as actual returns from equity and bond performance were greater than those projected at the beginning of the year and used to record pension expense.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2023 and 2022.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2023	2022
Projected benefit obligation	$110	$121
Accumulated benefit obligation	102	104
Fair value of plan assets	80	86

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2023	2022
Projected benefit obligation	$86	$121
Accumulated benefit obligation	79	104
Fair value of plan assets	57	86

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2023 and 2022.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2023	2022
Discount rate	3.3%	3.6%
Rate of compensation increase (1)	3.4%	3.5%
Interest crediting rate (2)	2.3%	2.5%
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

	December 31,
Weighted-average assumptions used to determine net benefit cost	2023	2022
Discount rate	3.6%	1.4%
Rate of compensation increase (1)	3.5%	3.4%
Expected return on plan assets	4.6%	1.0%
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

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2023 and 2022.

	December 31,
	2023	2022
Cash and cash equivalents	6%	11%
U.S. and non-U.S. equity securities	36%	36%
Fixed income securities	58%	53%
Total weighted-average allocation	100%	100%

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$63	$15	$48
Debt - corporate issued	116	23	93
U.S. and non-U.S. equities	168	39	129
Derivatives - asset position	66	—	66
Cash and cash equivalents	28	28	—
Other	2	—	2
Total pension assets at fair value	443	$105	$338
Pooled mortgage funds (1)	21
Total pension assets	$464
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2023, 2022 and 2021, Chemours contributed $10, $10, and $17, respectively, to its defined benefit plans.

Chemours expects to contribute $10 to its pension plans in 2024. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates, and, as stated in “Note 2 – Basis of Presentation” to these consolidated financial statements, may differ due to the impacts of the COVID-19 pandemic on the macroeconomic environment and other factors.

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2024	$29
2025	11
2026	13
2027	14
2028	15
2029 to 2033	100

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2023, 2022 and 2021, Chemours contributed $30, $31, and $28, respectively, to its defined contribution plan.

Note 28. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	December 31,
	2023	2022	2021
Cash and cash equivalents	$1,203	$1,102	$1,451
Restricted cash and restricted cash equivalents (1)	604	202	100
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,807	$1,304	$1,551
(1)
At December 31, 2023, the restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement and is classified as a current asset. At December 31, 2022 and 2021, the restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU and was classified as a noncurrent asset. See “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 29. Geographic and Segment Information

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,698	$2,345	$2,949	$2,320	$2,317	$2,309
Asia Pacific	1,462	56	1,787	127	1,827	128
Europe, the Middle East, and Africa	1,193	298	1,313	249	1,412	322
Latin America (2)	674	517	745	475	789	395
Total	$6,027	$3,216	$6,794	$3,171	$6,345	$3,154
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

Segment Information

Chemours operates through its three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Titanium Technologies, Thermal & Specialized Solutions, and Advanced Performance Materials. Other Segment includes the Company’s Performance Chemicals and Intermediates business and Mining Solutions business (prior to the business sale in 2021).

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
•
exchange (gains) losses included in other income, net;
•
restructuring, asset-related, and other charges;
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of the Company’s ongoing operational performance and expected to occur infrequently, including certain litigation related and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU that were previously excluded from Adjusted EBITDA.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth certain summary financial information for the Company’s reportable segments as of, and for the years ended December 31, 2023, 2022 and 2021.

Year Ended December 31,	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment (1)	Segment Total
2023
Net sales to external customers (2)	$2,680	$1,819	$1,443	$85	$6,027
Adjusted EBITDA	290	685	273	18
Depreciation and amortization	133	62	85	6	286
Equity in earnings of affiliates	—	10	35	—	45
Total assets	2,226	1,283	1,833	96	5,438
Investments in affiliates	—	75	84	—	159
Purchases of property, plant, and equipment	83	75	193	7	358

2022
Net sales to external customers (2)	$3,380	$1,680	$1,618	$116	$6,794
Adjusted EBITDA	601	603	367	2
Depreciation and amortization	125	55	82	8	270
Equity in earnings of affiliates	—	24	31	—	55
Total assets	2,384	1,238	1,742	124	5,488
Investments in affiliates	—	82	93	—	175
Purchases of property, plant, and equipment	149	30	115	6	300

2021
Net sales to external customers (2)	$3,355	$1,257	$1,397	$336	$6,345
Adjusted EBITDA	799	401	284	49
Depreciation and amortization	126	59	86	16	287
Equity in earnings of affiliates	—	15	28	—	43
Total assets	2,318	1,124	1,621	149	5,212
Investments in affiliates	—	72	97	—	169
Purchases of property, plant, and equipment	104	26	103	39	272
(1)
On July 26, 2021, the Company entered into the Mining Solutions Transaction which closed on December 1, 2021. For further information see “Note 4 – Acquisitions and Divestitures").
(2)
Segment net sales to external customers are provided by product group in “Note 5 – Net Sales".

The following table sets forth a reconciliation for instances in which the above summary financial information for the Company’s reportable segments does not sum to consolidated amounts.

Year Ended December 31,	Segment Total	Corporate	Total Consolidated
2023
Depreciation and amortization	$286	$21	$307
Total assets	5,438	2,813	8,251
Purchases of property, plant, and equipment	358	12	370

2022
Depreciation and amortization	$270	$21	$291
Total assets	5,488	2,152	7,640
Purchases of property, plant, and equipment	300	7	307

2021
Depreciation and amortization	$287	$30	$317
Total assets	5,212	2,338	7,550
Purchases of property, plant, and equipment	272	5	277

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated (loss) income before income taxes for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
Titanium Technologies	$290	$601	$799
Thermal & Specialized Solutions	685	603	401
Advanced Performance Materials	273	367	284
Other Segment	18	2	49
Segment Adjusted EBITDA	1,266	1,573	1,533
Corporate and Unallocated
Corporate expenses (1)	(212)	(212)	(220)
Unallocated Items:
Interest expense, net	(208)	(163)	(185)
Depreciation and amortization	(307)	(291)	(317)
Non-operating pension and other post-retirement employee benefit income	—	5	9
Exchange (losses) gains, net (Note 8)	(38)	(15)	3
Restructuring, asset-related, and other charges (Note 7)	(153)	(15)	(6)
Inventory write-offs (2)	(40)	—	—
(Loss) gain on extinguishment of debt	(1)	7	(21)
Gain on sales of assets and businesses, net (Note 4)	110	21	115
Natural disasters and catastrophic events (3)	—	—	(21)
Transaction costs (4)	(16)	—	(4)
Qualified spend recovery (5)	54	58	20
Litigation-related charges (6)	(764)	(23)	(43)
Environmental charges (7)	(9)	(204)	(187)
(Loss) income before income taxes	$(318)	$741	$676
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensations expenses excluding unallocated items as listed above.
(2)
Inventory adjustments for the year ended December 31, 2023 represents write-off of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(3)
In 2021, natural disasters and catastrophic events pertains to the total cost of plant repairs and utility charges in excess of historical averages caused by Winter Storm Uri.
(4)
In 2023, transaction costs includes $7 of costs associated with the New Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt", and $9 of third-party costs related to the Titanium Technologies Transformation Plan. In 2021, transaction costs includes costs associated with the Company’s accounting, legal, and bankers’ transaction costs incurred in connection with the sale of its Mining Solutions business.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(6)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2023, litigation-related charges includes the $592 accrual related to the United States Public Water System Class Action Suit Settlement plus $24 of third-party legal fees directly related to the settlement, $55 of charges related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of Ohio's agreement entered into in November 2023, $13 related to the Company's portion of the supplemental payment to the State of Delaware, $76 for other PFAS litigation matters, and $4 of other litigation matters. For the year ended December 31, 2022, litigation-related charges primarily include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment and $20 associated with the Company's portion of the potential loss in the single matter not included in the Leach settlement. For the year ended December 31, 2021, litigation-related charges primarily include $25 associated with the Company’s portion of the costs to enter into a Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue reflecting Chemours, DuPont, Corteva, EID and the State of Delaware’s agreement to settle and fully resolve claims alleged against the companies. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 30. Unaudited Quarterly Financial Information

The following table sets forth a summary of the Company's quarterly results of operations for the years ended December 31, 2023 and 2022.

	For the Three Months Ended
2023	March 31,	June 30,	September 30, (*)	December 31,	Full Year (1)
Net sales	$1,536	$1,643	$1,487	$1,361	$6,027
Cost of goods sold	$1,168	$1,233	$1,214	$1,106	$4,721
Income (loss) before income taxes	$173	$(433)	$13	$(71)	$(318)
Net income (loss)	$145	$(376)	$12	$(18)	$(237)
Net income (loss) attributable to Chemours	$145	$(376)	$12	$(18)	$(238)
Basic earnings (loss) per share of common stock	$0.97	$(2.52)	$0.08	$(0.12)	$(1.60)
Diluted earnings (loss) per share of common stock	$0.96	$(2.52)	$0.08	$(0.12)	$(1.60)

	For the Three Months Ended
2022	March 31,	June 30,	September 30,	December 31,	Full Year (1)
Net sales	$1,764	$1,915	$1,777	$1,338	$6,794
Cost of goods sold	$1,278	$1,418	$1,345	$1,137	$5,178
Income (loss) before income taxes	$280	$231	$299	$(69)	$741
Net income (loss)	$234	$201	$240	$(97)	$578
Net income (loss) attributable to Chemours	$234	$201	$240	$(97)	$578
Basic earnings (loss) per share of common stock	$1.46	$1.29	$1.54	$(0.65)	$3.72
Diluted earnings (loss) per share of common stock	$1.43	$1.26	$1.52	$(0.65)	$3.65

* As revised, as noted below.

(1)
Individual quarters may not sum to full year amounts due to rounding.

As discussed in "Note 2 - Basis of Presentation", during the fourth quarter of 2023 the Company identified certain immaterial errors impacting previously issued financial statements beginning as of March 31, 2017, and subsequent quarterly reporting periods through September 30, 2023. Specifically, the Company identified errors relating to the following: 1) the financial statement presentation associated with a supplier financing program. Management determined that liabilities associated with this supplier financing program were incorrectly classified as accounts payable, rather than short-term and current maturities of long-term debt, in the consolidated balance sheets. Correspondingly, cash flows associated with the supplier financing arrangement were incorrectly presented as operating activities in the consolidated statements of cash flows when they should have been presented as financing activities beginning March 31, 2017 and subsequent periodic reporting through September 30, 2023; 2) the classification of certain inventory charges of $8 associated with the decommissioning of the Kuan Yin, Taiwan manufacturing facility which were incorrectly recorded as restructuring, asset-related, and other charges instead of cost of goods sold within the consolidated statement of operations in the third quarter of 2023 and 3) the recording of $10 of decommissioning costs associated with the Kuan Yin, Taiwan manufacturing facility and the related liability not previously recorded in the September 30, 2023 interim financial statements, will be corrected and recognized as expense in the interim financial statements ended September 30, 2023. The identified errors impacted the Company's previously issued quarterly financial statements ended March 31, 2023, June 30, 2023, and September 30, 2023. The Company adjusted the previously reported outstanding supplier financing obligations as of December 31, 2022 and within each quarter to correct for immaterial errors. The Company intends to correct these financial statements through revisions in subsequently filed quarterly reports on Form 10-Q. The impact of these future revisions are presented in the tables below. The Company evaluated the errors, individually and in the aggregate, and concluded that the related impacts were not material to any previously presented interim financial statements.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. For the previously issued quarterly financial statements ended March 31, 2023, June 30, 2023, and September 30, 2023, the changes in accounts payable, other current operating liabilities, and non-current operating liabilities, which had been originally reported as part of Accounts payable and other operating liabilities are now separately reported in individual line items in the Consolidated Statements of Cash Flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Revised Interim Consolidated Statements of Operations (unaudited)

	Three months ended September 30, 2023
	As reported	Revision	As revised
Cost of goods sold	$1,206	$8	$1,214
Gross profit	$281	$(8)	$273
Restructuring, asset-related, and other charges	$124	$2	$126
Total other operating expenses	$317	$2	$319
Income (loss) before income taxes	$23	$(10)	$13
Provision for (benefit from) income taxes	$3	$(2)	$1
Net income (loss)	$20	$(8)	$12
Net income (loss) attributable to Chemours	$20	$(8)	$12
Per share data
Basic earnings (loss) per share of common stock	$0.13	$(0.05)	$0.08
Diluted earnings (loss) per share of common stock	$0.13	$(0.05)	$0.08

	Nine months ended September 30, 2023
	As reported	Revision	As revised
Cost of goods sold	$3,607	$8	$3,615
Gross profit	$1,059	$(8)	$1,051
Restructuring, asset-related, and other charges	$139	$2	$141
Total other operating expenses	$1,288	$2	$1,290
Loss before income taxes	$(237)	$(10)	$(247)
Benefit from income taxes	$(26)	$(2)	$(28)
Net loss	$(211)	$(8)	$(219)
Net loss attributable to Chemours	$(212)	$(8)	$(220)
Per share data
Basic loss per share of common stock	$(1.42)	$(0.05)	$(1.47)
Diluted loss per share of common stock	$(1.42)	$(0.05)	$(1.47)

Revised Interim Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three months ended September 30, 2023
	As reported	Revision	As revised
Net income (loss)	$20	$(8)	$12
Other comprehensive loss	$(33)	$(8)	$(41)
Comprehensive loss	$(13)	$(8)	$(21)
Comprehensive loss attributable to Chemours	$(13)	$(8)	$(21)

	Nine months ended September 30, 2023
	As reported	Revision	As revised
Net loss	$(211)	$(8)	$(219)
Other comprehensive income (loss)	$28	$(8)	$20
Comprehensive loss	$(183)	$(8)	$(191)
Comprehensive loss attributable to Chemours	$(184)	$(8)	$(192)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Revised Interim Consolidated Balance Sheets (unaudited)

	As reported	Revision	As revised
March 31, 2023
Accounts payable	$1,166	$(24)	$1,142
Short-term and current maturities of long-term debt	$25	$24	$49
Total current liabilities	$1,745	$—	$1,745

June 30, 2023
Accounts payable	$1,009	$(17)	$992
Short-term and current maturities of long-term debt	$25	$17	$42
Total current liabilities	$2,190	$—	$2,190

September 30, 2023
Accounts payable	$901	$(16)	$885
Short-term and current maturities of long-term debt	$23	$16	$39
Other accrued liabilities	$1,039	$10	$1,049
Total current liabilities	$2,915	$10	$2,925
Deferred income taxes	$54	$(2)	$52
Total liabilities	$7,191	$8	$7,199
Retained earnings	$1,845	$(8)	$1,837
Total equity	$757	$(8)	$749

Revised Interim Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other liabilities	$(108)	$(5)	$(113)	$113	$—
Accounts payable	$—	$—	$—	$(44)	$(44)
Other current operating liabilities	$—	$—	$—	$(72)	$(72)
Non-current operating liabilities	$—	$—	$—	$3	$3
Cash used for operating activities:	$(119)	$(5)	$(124)	$—	$(124)

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$23	$23	$—	$23
Payments to supplier financing program	$—	$(18)	$(18)	$—	$(18)
Cash (used for) provided by financing activities	$(73)	$5	$(68)	$—	$(68)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Six months ended June 30, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	$329	$1	$330	$(330)	$—
Accounts payable	$—	$—	$—	$(209)	$(209)
Other current operating liabilities	$—	$—	$—	$530	$530
Non-current operating liabilities	$—	$—	$—	$9	$9
Cash (used for) provided by operating activities:	$(58)	$1	$(57)	$—	$(57)

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$47	$47	$—	$47
Payments to supplier financing program	$—	$(48)	$(48)	$—	$(48)
Cash used for financing activities	$(146)	$(1)	$(147)	$—	$(147)

	Nine months ended September 30, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Net loss	$(212)	$(8)	$(220)	$—	$(220)
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Deferred tax benefit	$(135)	$(2)	$(137)	$—	$(137)
Accounts payable and other operating liabilities	$313	$12	$325	$(325)	$—
Accounts payable	$—	$—	$—	$(333)	$(333)
Other current operating liabilities	$—	$—	$—	$660	$660
Non-current operating liabilities	$—	$—	$—	$(2)	$(2)
Cash provided by operating activities	$72	$2	$74	$—	$74

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$70	$70	$—	$70
Payments to supplier financing program	$—	$(72)	$(72)	$—	$(72)
Cash provided by (used for) financing activities	$179	$(2)	$177	$—	$177