Form 10-Q
period 2024-03-31
Chemours Co
filed 2024-04-30
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had 148,895,340 shares of common stock, $0.01 par value, outstanding at April 26, 2024.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,350	$1,536
Cost of goods sold	1,064	1,168
Gross profit	286	368
Selling, general, and administrative expense	142	124
Research and development expense	28	26
Restructuring, asset-related, and other charges	4	16
Total other operating expenses	174	166
Equity in earnings of affiliates	13	12
Interest expense, net	(63)	(42)
Other income, net	5	1
Income before income taxes	67	173
Provision for income taxes	15	28
Net income	52	145
Net income attributable to Chemours	$52	$145
Per share data
Basic earnings per share of common stock	$0.35	$0.97
Diluted earnings per share of common stock	0.34	0.96

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income			$52			$145
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$14	$(3)	11	$(14)	$3	(11)
Unrealized gain (loss) on cash flow hedge	8	(2)	6	(1)	—	(1)
Reclassifications to net income - cash flow hedge	—		—	(10)	1	(9)
Hedging activities, net	22	(5)	17	(25)	4	(21)
Cumulative translation adjustment	(21)	—	(21)	58	—	58
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain	3	—	3	—	—	—
Effect of foreign exchange rates	1	—	1	(1)	—	(1)
Reclassifications to net income:
Amortization of actuarial loss	2	(1)	1	2	—	2
Amortization of prior service gain	—	—	—	(1)	—	(1)
Settlement gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$5	$(1)	4	$—	$—	—
Other comprehensive income			—			37
Comprehensive income			52			182
Comprehensive income attributable to Chemours			$52			$182

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$746	$1,203
Restricted cash and restricted cash equivalents	607	604
Accounts and notes receivable, net	792	610
Inventories	1,391	1,352
Prepaid expenses and other	61	66
Total current assets	3,597	3,835
Property, plant, and equipment	9,469	9,412
Less: Accumulated depreciation	(6,260)	(6,196)
Property, plant, and equipment, net	3,209	3,216
Operating lease right-of-use assets	252	260
Goodwill	102	102
Other intangible assets, net	3	3
Investments in affiliates	165	158
Other assets	650	677
Total assets	$7,978	$8,251
Liabilities
Current liabilities:
Accounts payable	$963	$1,159
Compensation and other employee-related cost	79	89
Short-term and current maturities of long-term debt	41	51
Current environmental remediation	129	129
Other accrued liabilities	1,019	1,058
Total current liabilities	2,231	2,486
Long-term debt, net	3,968	3,987
Operating lease liabilities	198	206
Long-term environmental remediation	452	461
Deferred income taxes	44	44
Other liabilities	331	328
Total liabilities	7,224	7,512
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 197,711,836 shares issued and 148,779,449 shares outstanding at March 31, 2024; 197,519,784 shares issued and 148,587,397 shares outstanding at December 31, 2023)	2	2
Treasury stock, at cost (48,932,387 shares at March 31, 2024 and December 31, 2023)	(1,806)	(1,806)
Additional paid-in capital	1,033	1,033
Retained earnings	1,797	1,782
Accumulated other comprehensive loss	(274)	(274)
Total Chemours stockholders’ equity	752	737
Non-controlling interests	2	2
Total equity	754	739
Total liabilities and equity	$7,978	$8,251

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	849,164	—	—	—	—	—	—	—	—
Exercise of stock options	140,570	—	—	—	2	—	—	—	2
Purchases of treasury stock, at cost	—	—	386,000	(13)	—	—	—	—	(13)
Stock-based compensation expense	—	—	—	—	4	—	—	—	4
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net income	—	—	—	—	—	145	—	1	146
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	—	—	—	37		37
Balance at March 31, 2023	196,365,544	2	47,257,780	(1,751)	1,004	2,278	(306)	1	$1,228

Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,782	$(274)	$2	$739
Common stock issued - compensation plans	161,325	—	—	—	—	—	—	—	—
Exercise of stock options	30,727	—	—	—	1	—	—	—	1
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1	—	—	—	1
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	52	—		52
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	197,711,836	$2	48,932,387	$(1,806)	$1,033	$1,797	$(274)	$2	$754

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$52	$145
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	71	79
Gain on sales of assets and businesses	(3)	—
Equity in earnings of affiliates, net	(11)	(9)
Amortization of debt issuance costs and issue discounts	3	2
Deferred tax (benefit) provision	(1)	1
Asset-related charges	—	11
Stock-based compensation expense	1	4
Net periodic pension cost	1	2
Defined benefit plan contributions	(4)	(5)
Other operating charges and credits, net	(11)	(4)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(177)	(205)
Inventories and other current operating assets	(34)	(52)
Other non-current operating assets	31	20
(Decrease) increase in operating liabilities:
Accounts payable	(157)	(44)
Other current operating liabilities	(46)	(72)
Other non-current operating liabilities	(5)	3
Cash used for operating activities	(290)	(124)
Cash flows from investing activities
Purchases of property, plant, and equipment	(102)	(91)
Proceeds from sales of assets and businesses	3	—
Foreign exchange contract settlements, net	(2)	(6)
Cash used for investing activities	(101)	(97)
Cash flows from financing activities
Debt repayments	(3)	(3)
Payments on finance leases	(3)	(3)
Proceeds from supplier financing program	27	23
Payments to supplier financing program	(37)	(18)
Purchases of treasury stock, at cost	—	(14)
Proceeds from exercised stock options, net	1	2
Payments related to tax withholdings on vested stock awards	(2)	(18)
Payments of dividends to the Company's common shareholders	(37)	(37)
Cash used for financing activities	(54)	(68)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(9)	6
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(454)	(283)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,807	1,304
Cash, cash equivalents, restricted cash and restricted cash equivalents at March 31,	$1,353	$1,021

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$44	$34

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

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The impact of the revisions to the quarterly period ended March 31, 2023 are presented in the table below.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. For the previously issued quarterly financial statements ended March 31, 2023, the changes in accounts payable, other current operating liabilities, and non-current operating liabilities, which had been originally reported as part of Accounts payable and other operating liabilities are now separately reported in individual line items in the Interim Consolidated Statements of Cash Flows.

Revised Interim Consolidated Statements of Cash Flows

	Three months ended March 31, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other liabilities	$(108)	$(5)	$(113)	$113	$—
Accounts payable	$—	$—	$—	$(44)	$(44)
Other current operating liabilities	$—	$—	$—	$(72)	$(72)
Non-current operating liabilities	$—	$—	$—	$3	$3
Cash used for operating activities	$(119)	$(5)	$(124)	$—	$(124)

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$23	$23	$—	$23
Payments to supplier financing program	$—	$(18)	$(18)	$—	$(18)
Cash (used for) provided by financing activities	$(73)	$5	$(68)	$—	$(68)

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net sales by geographic region (1)
North America:
Titanium Technologies	$246	$262
Thermal & Specialized Solutions	266	284
Advanced Performance Materials	121	152
Other Segment	9	22
Total North America	642	720
Asia Pacific:
Titanium Technologies	144	147
Thermal & Specialized Solutions	39	53
Advanced Performance Materials	105	146
Other Segment	3	2
Total Asia Pacific	291	348
Europe, the Middle East, and Africa:
Titanium Technologies	124	133
Thermal & Specialized Solutions	92	100
Advanced Performance Materials	62	76
Other Segment	2	5
Total Europe, the Middle East, and Africa	280	314
Latin America (2):
Titanium Technologies	74	90
Thermal & Specialized Solutions	52	49
Advanced Performance Materials	11	14
Other Segment	—	1
Total Latin America	137	154
Total net sales	$1,350	$1,536
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net sales by product group and segment
Titanium dioxide and other minerals	$588	$632
Total Titanium Technologies	588	632
Refrigerants	373	385
Foam, propellants, and other	76	101
Total Thermal & Specialized Solutions	449	486
Advanced materials	186	244
Performance solutions	113	144
Total Advanced Performance Materials	299	388
Performance chemicals and intermediates	14	30
Total Other Segment	14	30
Total net sales	$1,350	$1,536

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Contract assets:
Accounts receivable - trade, net (Note 7)	$692	$509
Contract liabilities:
Deferred revenue	$14	$16
Customer rebates (Note 13)	35	78

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2024 and 2023 were not significant. For the three months ended March 31, 2024 and 2023, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2024, Chemours had $332 of remaining performance obligations. The Company expects to recognize approximately 27% of its remaining performance obligations as revenue in 2024, approximately 25% as revenue in 2025, and approximately 24% as revenue for each of the years 2026 and 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2024 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three months ended March 31, 2024 and 2023.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended March 31, 2024
Employee separation charges:	$—	$—	$—	$—	$—	$—
Decommissioning and other charges:
Titanium Technologies Transformation Plan	4	—	—	—	—	4
Total restructuring and other charges	4	—	—	—	—	4
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$4	$—	$—	$—	$—	$4

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended March 31, 2023
Employee separation charges:
ERP Implementation Charges	$—	$—	$—	$—	$1	$1
Total employee separation charges	—	—	—	—	1	1
Decommissioning and other charges:
ERP Implementation Charges	—	—	—	—	4	4
Total restructuring and other charges	—	—	—	—	5	5
Asset-related charges:
ERP Implementation Charges	—	—	—	—	11	11
Total asset-related charges	—	—	—	—	11	11
Total restructuring, asset-related, and other charges	$—	$—	$—	$—	$16	$16

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities are expected to be completed in the second quarter of 2024 and dismantling will begin thereafter. Dismantling and removal activities are expected to be completed by the first half of 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As a result, during the three months ended March 31, 2024, the Company recorded charges of approximately $4, primarily related to decommissioning and other charges related to Kuan Yin. Through March 31, 2024, the Company has recorded total charges of approximately $123, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $17 and decommissioning and other charges of $14. The associated severance payments began in the fourth quarter 2023 and are expected to be substantially completed in the second quarter of 2024. Further, the Company expects to incur additional charges of up to $10 for decommissioning, dismantling and removal activities thereafter, which will be expensed as incurred.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $7 were recorded through March 31, 2024. The employee separation and related payments are expected to be substantially completed in the third quarter of 2024. During the first quarter of 2024, the Company made total cash payments of $15 associated with the Titanium Technologies Transformation Plan, inclusive of severance payments, decommissioning, and other third-party fees.

2023 Restructuring Program

In addition to the Titanium Technologies plan, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. Through March 31, 2024, the Company has recorded cumulative employee separation charges of $4. The severance costs were recognized as follows: $3 in Advanced Performance Materials and $1 in Corporate. The program and related severance payments are expected to be substantially completed in the third quarter of 2024.

Enterprise Resource Planning ("ERP") Implementation Abandonment Charges

During the first quarter of 2023, the Company decided to abandon its implementation of a new ERP software platform and recorded the following charges: $11 write-off of previously deferred software development costs determined to have no alternative use, $4 related to contract termination charges, and $1 of employee separation charges. Employee severance payments related to this charge were completed during the first quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2024.

	Titanium Technologies Transformation Plan	2023 Restructuring Program	Total
Balance at December 31, 2023	$10	$4	$14
Charges to income	—	—	—
Payments	(2)	(2)	(4)
Balance at March 31, 2024	$8	$2	$10

With respect to the $17 of contract termination liabilities associated with the Titanium Technologies Transformation Plan, the Company paid $4 and as such, at March 31, 2024 the Company had $13 remaining as an outstanding liability. There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at March 31, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income (expense), net for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Leasing, contract services, and miscellaneous income	$(2)	$6
Royalty income (1)	2	2
Gain on sales of assets and businesses, net	3	—
Exchange gain (losses), net (2)	1	(7)
Non-operating pension and other post-retirement employee benefit income (3)	1	—
Total other income, net	$5	$1
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

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to Chemours	$52	$145
Denominator:
Weighted-average number of common shares outstanding - basic	149,035,200	148,997,084
Dilutive effect of the Company’s employee compensation plans	1,015,169	2,182,181
Weighted-average number of common shares outstanding - diluted	150,050,369	151,179,265

Basic earnings per share of common stock (1)	$0.35	$0.97
Diluted earnings per share of common stock (1)	0.34	0.96
(1)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Average number of stock options	1,356,452	1,143,489

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Accounts receivable - trade, net (1)	$692	$509
VAT, GST, and other taxes (2)	81	81
Other receivables (3)	19	20
Total accounts and notes receivable, net	$792	$610
(1)
Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $2 at March 31, 2024 and December 31, 2023, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $1 and less than $1 for the three months ended March 31, 2024 and 2023, respectively.

Customer Vendor Financing Facilities

The Company participates in several financing facilities maintained by its customers. These facilities allow the Company to monetize certain of its receivables prior to their due date. The Company receives a discounted amount from the financial institution which varies depending on the timing of the payment from the financing institution in relation to the invoice due date from the customer. The Company classifies cash received from the financial institutions as an operating cash flow.

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Finished products	$819	$770
Semi-finished products	267	255
Raw materials, stores, and supplies	687	709
Inventories before LIFO adjustment	1,773	1,734
Less: Adjustment of inventories to LIFO basis	(382)	(382)
Total inventories	$1,391	$1,352

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $945 and $920 (or 53% and 53%, respectively) of inventories before the LIFO adjustments at March 31, 2024 and December 31, 2023, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Equipment	$7,683	$7,652
Buildings	1,187	1,180
Construction-in-progress	470	450
Land	93	94
Mineral rights	36	36
Property, plant, and equipment	9,469	9,412
Less: Accumulated depreciation	(6,260)	(6,196)
Total property, plant, and equipment, net	$3,209	$3,216

Property, plant, and equipment, net included gross assets under finance leases of $97 and $100 at March 31, 2024 and December 31, 2023.

Depreciation expense amounted to $71 and $75 for the three months ended March 31, 2024 and 2023, respectively.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $30 and $46 for the three months ended March 31, 2024 and 2023, respectively. Purchases from the Company’s equity method investees amounted to $57 and $63 for the three months ended March 31, 2024 and 2023, respectively. Dividends received from the equity method investees amounted to $0 and $3 for the three months ended March 31, 2024 and 2023, respectively.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Capitalized repair and maintenance costs	$198	$230
Pension assets (1)	62	57
Deferred income taxes	301	303
Miscellaneous (2)	89	87
Total other assets	$650	$677
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Trade payables	$939	$1,134
VAT and other payables	24	25
Total accounts payable	$963	$1,159

Supplier Financing

The Company maintains supply chain finance programs with several financial institutions. The programs allow its suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by its suppliers’ decisions to sell their receivables under the programs. For its supplier financing program obligations classified as accounts payable, the Company agrees to pay the financial institution on those sold invoices on the original invoice due date. The Company also maintains a supplier finance program whose obligations are classified as short-term debt based on an extension of payment terms past the original invoice due date. There are no assets pledged or other forms of guarantees associated with these programs. The Company or the financial institution may terminate the program upon at least 30 days' notice.

The outstanding payment obligations at March 31, 2024 and December 31, 2023 were $158 and $197, respectively. At March 31, 2024 and December 31, 2023, $141 and $170 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $17 and $27 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Accrued litigation (1)	$712	$713
Asset retirement obligations (2)	13	18
Income taxes	26	28
Customer rebates	35	78
Accrued interest	48	18
Operating lease liabilities	53	55
Miscellaneous (3)	132	148
Total other accrued liabilities	$1,019	$1,058
(1)
At March 31, 2024 and December 31, 2023, accrued litigation includes $592 for the United States Public Water System Settlement and $68 for settlements with the State of Ohio and the State of Delaware. Refer to “Note 16 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 15 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Debt

The following table sets forth the components of the Company’s debt at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,065	$1,067
Tranche B-3 euro term loan due August 2028 (€415 at March 31, 2024 and December 31, 2023)	450	457
Senior unsecured notes:
4.000% due May 2026 (€441 at March 31, 2024 and December 31, 2023)	478	485
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	52	58
Financing obligation (1)	91	92
Supplier financing obligation (2)	17	27
Total debt principal	4,051	4,084
Less: Unamortized issue discounts	(23)	(25)
Less: Unamortized debt issuance costs	(19)	(21)
Less: Short-term and current maturities of long-term debt	(41)	(51)
Total long-term debt, net	$3,968	$3,987
(1)
At March 31, 2024 and December 31, 2023, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At March 31, 2024 and December 31, 2023, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 12 – Accounts Payable" for further details.

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the “Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”). The Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “Euro Term Loan”) (collectively, the “Term Loans”). The Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term Secured Overnight Financing Rate ("SOFR") plus 3.50%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. The Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances. The Credit Agreement is subject to a springing maturity in the event that the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

No borrowings were outstanding under the Revolving Credit Facility at March 31, 2024 and December 31, 2023. The Company made term loan repayments of $3 during each of the three months ended March 31, 2024 and 2023. Chemours also had $47 and $48 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 8.8% and 7.8%, respectively. Also, at March 31, 2024, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.15% per annum.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Accounts Receivable Securitization Facility

The Company, through a wholly-owned special purpose entity (“SPE”), maintains an amended and restated receivables purchase agreement dated March 9, 2020, which was amended on March 5, 2021 and further amended on November 24, 2021 and March 23, 2023 (the “Amended Purchase Agreement”). Pursuant to the Amended Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2024 and 2023, the Company received $285 and $294, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $325 and $319, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $105 and $87 at March 31, 2024 and December 31, 2023, respectively. The Company incurred $1 of fees associated with the Securitization Facility during each of the three months ended March 31, 2024 and 2023, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Maturities

The Company has required quarterly principal payments related to the Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2024.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Total
Remainder of 2024	$8	$11	$5	$17	$41
2025	11	14	7	—	32
2026	489	11	7	—	507
2027	506	9	7	—	522
2028	2,257	9	7	—	2,273
Thereafter	620	8	129	—	757
Total payments	3,891	62	162	17	4,132
Less: Imputed interest	—	(10)	(71)	—	(81)
Total principal maturities on debt	$3,891	$52	$91	$17	$4,051

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,065	$1,063	$1,067	$1,068
Tranche B-3 euro term loan due August 2028 (€415 at March 31, 2024 and December 31, 2023)	450	446	457	451
Senior unsecured notes:
4.000% due May 2026 (€441 at March 31, 2024 and December 31, 2023)	478	459	485	480
5.375% due May 2027	495	474	495	485
5.750% due November 2028	783	724	783	745
4.625% due November 2029	620	536	620	547
Total senior debt principal	3,891	$3,702	3,907	$3,776
Less: Unamortized issue discounts	(23)		(25)
Less: Unamortized debt issuance costs	(19)		(21)
Total senior debt, net	$3,849		$3,861

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Employee-related costs (1)	$75	$75
Accrued litigation (2)	72	73
Asset retirement obligations (3)	71	67
Miscellaneous (4)	113	113
Total other liabilities	$331	$328
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $84 and $85 when combined with the current portion at March 31, 2024 and December 31, 2023, respectively (see “Note 13 – Other Accrued Liabilities”). For the three months ended March 31, 2024, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $28 and $30 at March 31, 2024 and December 31, 2023, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

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

The following table sets forth the components of the Company’s accrued litigation at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Asbestos	$39	$39
PFOA (1)	26	26
PFAS (2)	710	712
All other matters	9	9
Total accrued litigation	$784	$786
(1)
PFOA includes matters under the "PFOA" section within this “Note 16 – Commitments and Contingent Liabilities”.
(2)
PFAS includes matters under the "PFAS" section within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2024 and December 31, 2023.

	Balance Sheet Location	March 31, 2024	December 31, 2023
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$712	$713
Long-term accrued litigation	Other liabilities (Note 15)	72	73
Total accrued litigation		$784	$786

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $23 and $35 during the three months ended March 31, 2024 and 2023, respectively, excluding litigation-related settlements.

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

As part of the MOU, the parties established an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at March 31, 2024 and December 31, 2023. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time. During 2023, $209 was drawn by Chemours from the escrow account to fund a portion of the U.S public water system class action suit settlement, which remains in escrow in a qualified settlement and is recognized as restricted cash and restricted cash equivalents on the Company's consolidated balance sheets at March 31, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby i) the parties agreed to release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and iii) with respect to the escrow funding obligation due no later than September 30, 2024, will be waived by each of the parties under certain conditions as agreed to by the parties. There were no amounts outstanding in the escrow account as of March 31, 2024 or December 31, 2023.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At March 31, 2024 and December 31, 2023, there were approximately 800 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At March 31, 2024 and December 31, 2023, Chemours had accruals of $39 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2024 and December 31, 2023, there were 18 and 20 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At March 31, 2024 and December 31, 2023, Chemours maintained an accrual of $26 related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through March 31, 2024, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $26 accrued at March 31, 2024 and December 31, 2023, respectively.

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

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of March 31, 2024, 38 plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are proceeding in the Ohio MDL.

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

Aqueous Film Forming Foam Matters

Chemours does not, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 6,900 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

For non-water provider cases in the AFFF MDL (approximately 6,200), the parties will now proceed with Tier One discovery in certain personal injury cases. In December 2023, the parties provided the court with a joint proposal identifying the cases that will comprise the 25 that will proceed to discovery. The court confirmed the parties’ joint submission of the personal injury cases for Tier 1 discovery and ordered that the parties complete Tier 1 discovery by June 7, 2024.

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

Under the Settlement Agreement, Chemours, Corteva and DuPont collectively established and contributed a total of $1,185 to a qualified settlement fund (“Water District Settlement Fund”). Contribution rates were consistent with the MOU, with Chemours (together with its subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts were funded in full and deposited into the Water District Settlement Fund. On September 6, 2023, Chemours deposited $592 into the Water District Settlement Fund, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheet at March 31, 2024 and December 31, 2023, as Chemours maintains a proportional reversionary interest to the underlying restricted cash equivalents in the Water District Settlement Fund. In exchange for the payment to the Water District Settlement Fund, Chemours, Corteva and DuPont (together with their subsidiaries) will receive a release of the claims from the Class (as defined below), upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Chemours or the other parties.

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

Chemours, Corteva and DuPont deny the allegations in the underlying litigation and reserve all legal and factual defenses against such claims if they were litigated to conclusion. On February 8, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for final approval of the settlement, and on February 26, 2024, the Court entered a final order and judgment. On March 11, 2024, one public water system filed a notice of appeal from the district court’s judgment, and such appeal was dismissed in April 2024. No additional appeals have been filed during the appeal period, and accordingly the court's approval is a final judgment in accordance with the Settlement Agreement. Chemours will no longer maintain its reversionary interest to the underlying restricted funds within the Water District Settlement Fund and, as such, the restricted cash and cash equivalents and the associated accrued liabilities will be derecognized in the second quarter of 2024.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of March 31, 2024 and December 31, 2023 as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, as well as the matters described in "Litigation and Other matters related to Fayetteville” within this “Note 16 – Commitments and Contingent Liabilities”, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

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

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Suez had filed to opt out these matters from the Public Water System Class Action Settlement. In March 2024, the stays in these matters were lifted.

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The matter filed by the Town of Centre, Alabama was scheduled for trial in November 2023, but has been stayed pursuant to the order granting preliminary approval to the Settlement Agreement, as described above. The Town of Centre had filed to opt out of the Public Water System Class Action Settlement.

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023 the matter was removed to federal court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, had filed to opt out of the Public Water System Class Action Settlement.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2024, the Municipal Utilities Board of the City of Albertville, Alabama filed suit in Alabama state court against certain defendants, including Chemours and EID. The complaint alleges negligence, nuisance, trespass and seeks compensatory damages, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. The plaintiffs also seek injunctive relief. Albertville had filed to opt out of the Public Water System Class Action Settlement.

In April 2024, the Board of Water and Sewer Commissioners of the City of Mobile, Alabama filed suit in Alabama state court against certain defendants, including Chemours, DuPont and Corteva. The complaint alleges negligence, nuisance, trespass and wantonness through disposal of construction materials made with PFAS allegedly supplied by defendants, to the local landfill, which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Mobile seeks compensatory damages as well as expenses, potential lost profits, punitive damages, and attorneys’ fees. Mobile also seeks an injunction requiring defendants to remove PFAS from the water supply. Mobile had filed to opt out of the Public Water Class Action Settlement.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court. Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville had filed to opt out of the Public Water System Class Action Settlement.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation as of December 31, 2023 and March 31, 2024, and is expected to be paid in 2024.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation as of December 31, 2023 and March 31, 2024, and is expected to be paid in the 2024.

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

In Missouri, in April 2024, a putative class action was filed in federal court against several defendants including 3M, EID, Corteva, DuPont, and Chemours alleging responsibility for PFAS contamination in drinking water and the environment in Portageville, Missouri. The putative class of residents alleges negligence, nuisance and strict liability. The complaint also alleges personal injury and property damages and seeks medical monitoring, abatement and compensatory and punitive damages.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Additional briefing is expected on this judgment and any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. An estimate of a liability was included in Accrued Litigation at March 31, 2024 and December 31, 2023.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. In April 2024 NJDEP submitted to the court a letter declaring that the parties had reached an impasse in the mediation and a case management schedule will be developed in May 2024. Chemours believes that the January 2022 motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this Note 16 – Commitments and Contingent Liabilities, management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

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

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. The Company has made SEC filings and issued press releases related to the Audit Committee Internal Review. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings in respect of that review. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In April 2024, the Company received a stockholder demand for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of this litigation or to estimate the loss or range of loss, if any, as the matter is in the early stages with significant issues to be resolved.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company has not recorded any material liabilities for these matters as of March 31, 2024 and December 31, 2023, as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at March 31, 2024 and December 31, 2023 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	March 31, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina (1)	378	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	10	12
Washington Works, West Virginia	22	22
All other sites	100	102
Total environmental remediation	$581	$590
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current environmental remediation	$129	$129
Long-term environmental remediation	452	461
Total environmental remediation	$581	$590

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at March 31, 2024. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule will become effective 60 days from publication in the Federal Register and the compliance date for public water systems in the US to meet the MCLs is five years from the publication date. Chemours is reviewing the final rule and whether to petition for review of such rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of March 31, 2024 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties on the timing on publishing the EPA’s final rules in the Federal Register and any challenges to them, the regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours incurred environmental remediation expenses were $13 and $14 for the three months ended March 31, 2024 and 2023, respectively, of which $7 and $9 for the three months ended March 31, 2024 and 2023, respectively, relate to Fayetteville (discussed further below).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fayetteville Works, Fayetteville, North Carolina

Fayetteville has been in operation since the 1970s and is located next to the Cape Fear River southeast of the City of Fayetteville, North Carolina. Hexafluoropropylene oxide dimer acid ("HFPO Dimer Acid"), (sometimes referred to as “GenX” or “C3 Dimer Acid”) is manufactured at Fayetteville. The Company has operated the site since its Separation from EID in 2015.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
On-site remediation	$203	$208
Off-site groundwater remediation	175	175
Total Fayetteville environmental remediation	$378	$383

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Current environmental remediation	$77	$76
Long-term environmental remediation	301	307
Total Fayetteville environmental remediation	$378	$383

Chemours environmental remediation expenses related to Fayetteville were $7 and $9 for the three months ended March 31, 2024 and 2023, respectively.

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

At March 31, 2024 and December 31, 2023, the Company had $148 and $147 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of March 31, 2024 and December 31, 2023, the Company had $27 and $28, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $203 and $208 at March 31, 2024 and December 31, 2023, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at March 31, 2024 and December 31, 2023, respectively, with respect to this indemnification.

Note 17. Equity

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Total number of shares purchased	—	386,000
Total amount for shares purchased	$—	$13
Average price paid per share	$—	$33.77

Through March 31, 2024, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at March 31, 2024 was $441.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $1 and $4 for the three months ended March 31, 2024 and 2023, respectively. There were no stock options, restricted stock units, performance share units or performance stock options granted during the three months ended March 31, 2024. The stock-based compensation expense for the three months ended March 31, 2024 includes $2 for a modification of the vested stock options granted to the former President and Chief Executive Officer partially offset by a $1 reduction in stock-based compensation expense related to negative discretion applied to certain vested Performance Share Units held by former members of senior management.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive income (loss)	11	6	(21)	4	—
Balance at March 31, 2024	$11	$(2)	$(195)	$(88)	$(274)

Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive income (loss)	(11)	(10)	58	—	37
Balance at March 31, 2023	$8	$(4)	$(210)	$(100)	$(306)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2024, the Company had 10 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $205, and an average maturity of one month. At December 31, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252, and an average maturity of one month. Chemours recognized net losses of $1 and $5 for the three months ended March 31, 2024 and 2023, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2024, the Company had 185 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $213, and an average maturity of five months. At December 31, 2023, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203, and an average maturity of four months. Chemours recognized a pre-tax gain of $4 and a pre-tax loss of $1 for the three months ended March 31, 2024 and 2023, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2024 and 2023, less than $1 of loss and $6 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $1 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Cash Flow Hedge – Interest Rate Swaps

At March 31, 2024 and December 31, 2023, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized a pre-tax gain of $4 for the three months ended March 31, 2024 within accumulated other comprehensive loss. No pre-tax gains or losses were recognized within accumulated other comprehensive loss for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, less than $1 and $4 of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $1 of net pre-tax gain from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $14 and a pre-tax loss of $14 for the three months ended March 31, 2024 and 2023, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2024 and 2023.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2024 and December 31, 2023.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2024	December 31, 2023
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	1	1
Total asset derivatives		$1	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	3	7
Total liability derivatives		$3	$11

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2024 and 2023.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	(Expense), Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	—	—	4
Interest rate swaps designated as a cash flow hedge	—	—	—	4
Euro-denominated debt designated as a net investment hedge	—	—	—	14

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	6	—	—	(1)
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(14)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 21. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension cost is based on estimated values and the use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Service cost	$(2)	$(2)
Interest cost	(4)	(4)
Expected return on plan assets	6	5
Amortization of actuarial loss	(2)	(2)
Amortization of prior service gain	—	1
Settlement gain	1	—
Total net periodic pension cost	$(1)	$(2)

Net gain	$3	$—
Amortization of actuarial loss	2	2
Amortization of prior service gain	—	(1)
Recognition of settlement gain	(1)	—
Effect of foreign exchange rates	1	(1)
Benefit recognized in other comprehensive income	5	—
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$4	$(2)

The Company made cash contributions of $4 and $5 to its defined benefit pension plans during the three months ended March 31, 2024 and 2023, respectively. The Company expects to make additional cash contributions of $6 to its defined benefit pension plans during the remainder of 2024.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$746	$1,203
Restricted cash and restricted cash equivalents (1)	607	604
Cash, cash equivalents, restricted cash and restricted cash equivalents	$1,353	$1,807
(1)
Restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement and is classified as a current asset (see “Note 16 – Commitments and Contingent Liabilities”).

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended March 31, 2024
Net sales to external customers	$588	$449	$299	$14	$1,350
Adjusted EBITDA	70	151	30	2
Depreciation and amortization	31	13	21	1	66

Three Months Ended March 31, 2023
Net sales to external customers	$632	$486	$388	$30	$1,536
Adjusted EBITDA	70	185	84	10
Depreciation and amortization	34	16	21	2	73

Total Assets
March 31, 2024	$2,379	$1,339	$1,874	$102	$5,694
December 31, 2023	2,226	1,283	1,833	96	5,438

Corporate and Other depreciation and amortization expense amounted to $5 and $6 for the three months ended March 31, 2024 and 2023, respectively. Corporate and Other total assets amounted to $2,284 and $2,813 at March 31, 2024 and December 31, 2023, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Titanium Technologies	$70	$70
Thermal & Specialized Solutions	151	185
Advanced Performance Materials	30	84
Other Segment	2	10
Segment Adjusted EBITDA	253	349
Corporate and Unallocated
Corporate expenses (1)	(55)	(45)
Unallocated Items:
Interest expense, net	(63)	(42)
Depreciation and amortization	(71)	(79)
Non-operating pension and other post-retirement employee benefit income	1	—
Exchange gains (losses), net	1	(7)
Restructuring, asset-related, and other charges (Note 4)	(4)	(16)
Gain on sales of assets and businesses, net	3	—
Transaction costs (2)	(5)	—
Qualified spend recovery (3)	7	14
Litigation-related charges	—	(1)
Income before income taxes	$67	$173
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensations expenses excluding unallocated items as listed above.
(2)
In 2024, transaction costs includes $5 of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".

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

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2023, and as otherwise discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023
Net sales	$1,350	$1,536
Cost of goods sold	1,064	1,168
Gross profit	286	368
Selling, general, and administrative expense	142	124
Research and development expense	28	26
Restructuring, asset-related, and other charges	4	16
Total other operating expenses	174	166
Equity in earnings of affiliates	13	12
Interest expense, net	(63)	(42)
Other income, net	5	1
Income before income taxes	67	173
Provision for income taxes	15	28
Net income	52	145
Net income attributable to Chemours	$52	$145
Per share data
Basic earnings per share of common stock	$0.35	$0.97
Diluted earnings per share of common stock	0.34	0.96

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2024, compared with the same period in 2023.

Change in net sales from prior period	Three Months Ended March 31, 2024
Price	(5)%
Volume	(6)%
Currency	—%
Portfolio	(1)%
Total change in net sales	(12)%

Our net sales decreased by $186 million (or 12%) to $1.4 billion for the three months ended March 31, 2024, compared with net sales of $1.5 billion for the same period in 2023. The decrease in our net sales for the three months ended March 31, 2024 was primarily attributable to a decrease in volume of 6% and a decrease in price of 5%. Volume decreases were attributed to our Thermal and Specialized Solutions and Advanced Performance Materials segments. Price decreased across all our reportable segments. Unfavorable currency movements in our Advanced Performance Materials segment added a headwind of 1% to our net sales.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $104 million (or 9%) to $1.1 billion for the three months ended March 31, 2024, compared with COGS of $1.2 billion for the same period in 2023. The decrease in our COGS for the three months ended March 31, 2024 was primarily attributable to lower sales volumes and lower raw material costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $18 million (or 15%) to $142 million for the three months ended March 31, 2024, compared with SG&A expense of $124 million for the same period in 2023. The increase in our SG&A expense for the three months ended March 31, 2024 was primarily attributable to costs incurred related to the Audit Committee internal review process and third-party costs related to the Titanium Technologies Transformation Plan, partially offset by lower performance-based compensation expenses.

Research and Development Expense

Our research and development (“R&D”) expense increased by $2 million (or 8%) to $28 million for the three months ended March 31, 2024 compared with R&D expense of $26 million for the same period in 2023. The increase in our R&D expense for the three months ended March 31, 2024 was primarily attributable to higher investment in immersion cooling and next generation refrigerants in our Thermal and Specialized Solutions Segment.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $12 million (or 75%) to $4 million for the three months ended March 31, 2024, compared with restructuring, asset-related, and other charges of $16 million for the same period in 2023. Our restructuring, asset-related, and other charges for the three months ended March 31, 2024 were primarily attributable to $4 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan. Our restructuring, asset-related, and other charges for the three months ended March 31, 2023 were primarily attributable to charges of $16 million resulting from our decision to abandon implementation of a new enterprise resource planning ("ERP") software platform.

The Chemours Company

Equity in Earnings of Affiliates

Our equity in earnings of affiliates remained largely unchanged at $13 million for the three months ended March 31, 2024, compared with equity in earnings of affiliates of $12 million for the same period in 2023.

Interest Expense, Net

Our interest expense, net increased by $21 million (or 50%) to $63 million for the three months ended March 31, 2024, compared with interest expense, net of $42 million for the same period in 2023. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following issuance of new term loans in August 2023.

Other Income, Net

Our other income, net increased by $4 million (or over 100%) to other income, net of $5 million for the three months ended March 31, 2024, compared with other income, net of $1 million for the same period in 2023. The increase in our other income was primarily attributable to the gain on sale of assets related to our previously owned facility in Gomez Palacio, Durango, Mexico and favorable changes in net exchange gains and losses.

Provision for Income Taxes

We had a provision for income taxes of $15 million and $28 million for the three months ended March 31, 2024 and 2023, respectively, which represented effective tax rates of 22% and 16%, respectively. The $13 million decrease in our provision for income taxes for the three months ended March 31, 2024 was attributable to decreased profitability and changes to our geographical mix of earnings. We recorded the impact of the enactment of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) in the quarter, which was overall not material. The change in the effective tax rate for the three months ended March 31, 2024 from the three months ended March 31, 2023 was due to an increase in the US taxes on earnings of our non-US subsidiaries and the impact of US base-erosion payments.

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

A reconciliation of Segment Adjusted EBITDA to the Company's consolidated income before income taxes for the three months ended March 31, 2024 and 2023 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Segment net sales	$588	$632
Adjusted EBITDA	70	70
Adjusted EBITDA margin	12%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2024, compared with the same period in 2023.

Change in segment net sales from prior period	Three Months Ended March 31, 2024
Price	(7)%
Volume	—%
Currency	—%
Total change in segment net sales	(7)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $44 million (or 7%) to $588 million for the three months ended March 31, 2024 compared with segment net sales of $632 million for the same period in 2023. The decrease in segment net sales for the three months ended March 31, 2024 was primarily attributable to a decrease in price of 7%. Prices decreased in comparison with the same period in 2023 as index-based priced contractual stability was more than offset by decreases in our market exposed customer portfolio. Volumes were flat when compared to the prior period as strength in Asia Pacific and Europe, Middle East and Africa regions were offset by soft demand in North America and Latin America. Currency was flat for the three months ended March 31, 2024 when compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2024 segment Adjusted EBITDA was flat at $70 million when compared to the same period in 2023 and Adjusted EBITDA margin increased by approximately 100 basis points to 12%, compared with Adjusted EBITDA margin of 11% for the same period in 2023. Adjusted EBITDA margin during the three months ended March 31, 2024 was negatively impacted by the aforementioned decrease in price, but these impacts were more than offset by the cost savings realized from the Titanium Technologies Transformation Plan.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Segment net sales	$449	$486
Adjusted EBITDA	151	185
Adjusted EBITDA margin	34%	38%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2024, compared with the same period in 2023.

Change in segment net sales from prior period	Three Months Ended March 31, 2024
Price	(2)%
Volume	(6)%
Currency	—%
Total change in segment net sales	(8)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $37 million (or 8%) to $449 million for the three months ended March 31, 2024, compared with segment net sales of $486 million for the same period in 2023. The decrease in segment net sales for the three months ended March 31, 2024 was primarily attributable to a decrease in volume of 6% and price of 2%. Volumes decreased primarily due to lower demand from automotive original equipment manufacturers ("OEM") and in our Foam, Propellants and Other Products portfolio, partially offset by increased demand for OpteonTM products in stationary end markets. Prices decreased primarily due to weaker legacy refrigerant pricing, as well as contractual pricing declines in the OpteonTM automotive OEM market. These refrigerant product portfolio pricing dynamics were offset by stronger Opteon™ blends pricing, consistent with stronger stationary demand. Currency was flat for the three months ended March 31, 2024 when compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2024, segment Adjusted EBITDA decreased by $34 million (or 18%) to $151 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 34%, compared with segment Adjusted EBITDA of $185 million and Adjusted EBITDA margin of 38% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024 were primarily attributable to the aforementioned decreases in sales volumes and price, as well as increased investment in immersion cooling and next generation refrigerants.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Segment net sales	$299	$388
Adjusted EBITDA	30	84
Adjusted EBITDA margin	10%	22%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2024, compared with the same period in 2023.

Change in segment net sales from prior period	Three Months Ended March 31, 2024
Price	(5)%
Volume	(18)%
Currency	—%
Total change in segment net sales	(23)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $89 million (or 23%) to $299 million for the three months ended March 31, 2024, compared with segment net sales of $388 million for the same period in 2023. The decrease in segment net sales for the three months ended March 31, 2024 was primarily attributable to a decrease in volume of 18% and price of 5%. Volumes decreased primarily due to weaker demand in more economically sensitive and non-strategic end markets, and the tail impact of an extended maintenance outage from the fourth quarter of 2023 that is now resolved. Prices decreased primarily due to mix and softer market dynamics. Currency was flat for the three months ended March 31, 2024 when compared to the same period in the prior year.

Our Performance Solutions portfolio’s net sales were $113 million for the three months ended March 31, 2024, and $144 million for the same period in 2023. Our Advanced Materials portfolio’s net sales were $186 million for the three months ended March 31, 2024, and $244 million for the same period in 2023.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2024, segment Adjusted EBITDA decreased by $54 million (or 64%) to $30 million and Adjusted EBITDA margin decreased by approximately 1,200 basis points to 10%, compared with segment Adjusted EBITDA of $84 million and Adjusted EBITDA margin of 22% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2024 were primarily attributable to the aforementioned decrease in sales price, lower volume driving lower fixed cost absorption, and the aforementioned extended maintenance outage, partially offset by lower input costs.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, Chemours assigns certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but excludes segment unallocated items (described below).

Corporate and Other costs increased by $10 million (or 22%) to $55 million for the three months ended March 31, 2024, compared with Corporate and Other costs of $45 million for the same period in 2023. The increase in Corporate and Other costs for the three months ended March 31, 2024 was primarily attributable to increased costs associated with the Audit Committee Internal Review, partially offset by lower long-term performance-related compensation, and the timing of certain environmental remediation expenses.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Corporate expenses	$(55)	$(45)
Unallocated items:
Interest expense, net	(63)	(42)
Depreciation and amortization	(71)	(79)
Non-operating pension and other post-retirement employee benefit income	1	—
Exchange gains (losses), net	1	(7)
Restructuring, asset-related, and other charges (Note 4 to the Interim Consolidated Financial Statements)	(4)	(16)
Gain on sales of assets and business, net	3	—
Transaction costs (1)	(5)	—
Qualified spend recovery (2)	7	14
Litigation-related charges	—	(1)
Corporate expenses and unallocated items	$(186)	$(176)
(1)
In 2024, transaction costs includes $5 million of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(2)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash, including restricted cash and restricted cash equivalents. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of May 2025.

At March 31, 2024, we had total unrestricted cash and cash equivalents of $746 million, of which $559 million was held by our foreign subsidiaries, plus restricted cash and restricted cash equivalents of $607 million, primarily held in a qualified settlement fund per the terms of the U.S. public water system settlement agreement. The availability under our Revolving Credit Facility as of March 31, 2024 was $853 million, net of $47 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Restated Credit Agreement. At March 31, 2024, we were in compliance with the applicable covenants under the Restated Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the ordinary course of business, we engage in normal and customary working capital management actions. Ordinary course working capital management actions may include managing the timing of payables or receivables where permitted in accordance with the payment terms, utilizing supply chain financing arrangements, and utilizing the accounts receivable securitization facility described in “Note 14 – Debt” to the Interim Consolidated Financial Statements, among other actions, where appropriate and deemed to be in the commercial interest of the Company.

As disclosed in "Note 2 – Basis of Presentation" to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, the Audit Committee, conducted with the assistance of independent outside counsel, an internal review, and determined, among other things, that former members of senior management engaged in efforts in the fourth quarter of 2023 to delay payments of up to approximately $100 million, primarily to certain vendors that were originally due to be paid in the fourth quarter of 2023 until the first quarter of 2024; and to accelerate the collection of up to approximately $260 million of receivables into the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024. The Audit Committee’s review also determined that similar actions, though to a lesser extent, were taken in the fourth quarter of 2022, resulting in a delay of up to approximately $40 million of payments to vendors that were originally due to be paid in the fourth quarter of 2022 until the first quarter of 2023 and the acceleration of the collection of up to approximately $175 million of receivables into the fourth quarter of 2022 that were originally not due to be received until the first quarter of 2023.

These working capital timing actions favorably impacted operating cash flows in the fourth quarters of 2023 and 2022 and had correspondingly adverse impacts on operating cash flows in the first quarters of 2024 and 2023. In the three months ended March 31, 2024, we incurred a net $290 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $177 million and $157 million, respectively. In the three months ended March 31, 2023, we incurred a net $124 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $205 million and $44 million, respectively. The working capital uses of cash in the first quarters of 2024 and 2023 were largely driven by, among other things, the payment of the accounts payable delayed from the prior fourth quarters and lower collections of accounts receivable due to efforts to accelerate those collections into the prior fourth quarters.

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. Based on these seasonal trends and the impact of fourth quarter 2023 working capital actions on the first quarter of 2024, we currently expect our unrestricted cash and cash equivalents balance to decrease by approximately $475 million in the first half of 2024, with a majority of the decrease having occurred in the first quarter of 2024. We currently anticipate that we will remain in compliance with applicable covenants under the Restated Credit Agreement through at least May of 2025.

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

The Chemours Company

A substantial majority of the $559 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at March 31, 2024, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the quarter ended March 31, 2024, we received approximately $191 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, share repurchases, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our contractual and other obligations also include:

•
U.S Public Water District Settlement Agreement – In June 2023, we, Corteva/EID, and DuPont, together, entered into the U.S. public water system settlement agreement, under which the parties agreed to collectively establish and contribute a total of $1.185 billion to the qualified settlement fund per the terms of the U.S. public water system settlement agreement. Contribution rates were consistent with the binding MOU entered into among the parties in January 2021, with Chemours contributing 50% (or approximately $592 million), and DuPont and Corteva collectively contributing the remaining 50%. The settlement amounts were funded by the parties in full and deposited into the qualified settlement fund on September 6, 2023 following receipt of preliminary approval of the settlement by the United States District Court for the District of South Carolina. We funded $592 million into the qualified settlement fund, using a combination of proceeds from the issuance of the New Term Loans, funds available under the MOU escrow account, and available cash. Our proportional reversionary interest of the investments within the qualified settlement fund are recognized as restricted cash and restricted cash equivalents on our consolidated balance sheet at March 31, 2024, which is discussed further in “Note 22 – Supplemental Cash Flow Information” to the Interim Consolidated Financial Statements. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion on the U.S. public water system settlement agreement. Having reached final judgment in accordance with the Settlement Agreement in April 2024, we will no longer maintain our reversionary interest to the underlying restricted funds within the Water District Settlement Fund. As such, the restricted cash and cash equivalents and the associated accrued liabilities will be derecognized in the second quarter of 2024.
•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At March 31, 2024, our consolidated balance sheets include $581 million for environmental remediation liabilities, of which $129 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $129 million, $77 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.1 billion is available after consideration of the funding of the qualified settlement fund per the terms of the U.S. public water system settlement agreement, payment to the State of Ohio, and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

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
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay these amounts in 2024. We have accrued litigation of $784 million at March 31, 2024, which is inclusive of the U.S. public water system settlement agreement and the settlement agreements with Ohio and Delaware, of which $712 million is classified as current. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of May 2025. Our capital allocation strategy seeks to: (i) selectively invest in organic and inorganic growth to enhance our portfolio, including certain strategic capital investments; (ii) resolve contingent or accrued liabilities on terms and bases deemed by our board of directors to be in the best interest of the Company and its stakeholders; (iii) maintain appropriate leverage; and (iv) return cash to shareholders through dividends, and share repurchases. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.25 per share, amounting to approximately $150 million per year, and, on April 29, 2024, we announced our quarterly cash dividend of $0.25 per share for the second quarter of 2024. Under our 2022 Share Repurchase Program, as further discussed in Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds and in "Note 17 - Equity" in this Quarterly Report on Form 10-Q, we also have remaining authority to repurchase $441 million of our outstanding common stock. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On March 1, 2024, Moody’s placed our ratings under review for downgrade. On March 17, 2024, S&P Global affirmed our BB- credit rating with negative outlook. These rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material adverse impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash used for operating activities	$(290)	$(124)
Cash used for investing activities	(101)	(97)
Cash used for financing activities	(54)	(68)

Operating Activities

We used $290 million and $124 million in cash flows for our operating activities during the three months ended March 31, 2024 and 2023, respectively. The increase in our operating cash outflows was primarily attributable to the unwinding of year end net working capital actions (discussed further in the "Liquidity and Capital Resources" section above) and lower net income, partially offset by lower performance compensation payments in the first quarter of 2024 and higher environmental remediation spend at our Fayetteville site in the first quarter of 2023.

Investing Activities

We used $101 million and $97 million in cash flows for our investing activities during the three months ended March 31, 2024 and 2023, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $102 million and $91 million, respectively.

Financing Activities

We used $54 million in cash flows for our financing activities during the three months ended March 31, 2024 which were primarily attributable to our capital allocation activities, resulting in $37 million of cash dividends and $10 million of net payments in connection with one of our supplier financing programs.

We used $68 million in cash flows for our financing activities during the three months ended March 31, 2023 which were primarily attributable to our capital allocation activities, resulting in $14 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program, $37 million of cash dividends, and $18 million in payments related to tax withholdings on vested stock awards.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2024 and December 31, 2023.

(Dollars in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$746	$1,203
Restricted cash and restricted cash equivalents	607	604
Accounts and notes receivable, net	792	610
Inventories	1,391	1,352
Prepaid expenses and other	61	66
Total current assets	$3,597	$3,835

Restricted cash and restricted cash equivalents of $607 million and $604 million at March 31, 2024 and December 31, 2023, respectively, primarily represents cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement, which was classified as a current asset in line with the expected timing of the Final Judgment, as defined in the U.S. public water system settlement agreement.

Our accounts and notes receivable, net increased by $182 million (or 30%) to $792 million at March 31, 2024, compared with accounts and notes receivable, net of $610 million at December 31, 2023. This increase in our accounts and notes receivable, net at March 31, 2024 was primarily attributable to the acceleration of receivables collections in the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024, partially offset by increased utilization of our Securitization Facility.

Our inventories increased by $39 million (or 3%) to $1.4 billion at March 31, 2024, compared with inventories of $1.4 billion at December 31, 2023. The increase in our inventories at March 31, 2024 was primarily attributable to build-up of inventories in our Advanced Performance Materials business in the first quarter of 2024 following resolution of an extended outage at one of our manufacturing sites.

Our prepaid expenses and other decreased by $5 million (or 8%) to $61 million at March 31, 2024, compared with prepaid expenses and other of $66 million at December 31, 2023. The decreases in our prepaid expenses and other was primarily due to decreases in prepaid insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2024 and December 31, 2023.

(Dollars in millions)	March 31, 2024	December 31, 2023
Accounts payable	$963	$1,159
Compensation and other employee-related costs	79	89
Short-term and current maturities of long-term debt	41	51
Current environmental remediation	129	129
Other accrued liabilities	1,019	1,058
Total current liabilities	$2,231	$2,486

Our accounts payable decreased by $196 million (or 17%) to $963 million at March 31, 2024 compared with accounts payable of $1.2 billion at December 31, 2023. The decrease in our accounts payable at March 31, 2024 was primarily attributable to the timing of vendor payments in the first quarter of 2024, resulting from efforts to delay payments to certain vendors in the fourth quarter of 2023, as well as a decrease in accounts payable resulting from lower planned maintenance activities compared to fourth quarter of 2023.

Our compensation and other employee-related costs decreased by $10 million (or 11%) to $79 million at March 31, 2024 compared with compensation and other employee-related costs of $89 million at December 31, 2023. The decrease in our compensation and other employee-related costs at March 31, 2024 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2023 employee performance-based compensation during the first quarter of 2024.

Our current environmental remediation remained largely unchanged at $129 million at March 31, 2024 and December 31, 2023, respectively.

Our other accrued liabilities decreased by $39 million (or 4%) to $1 billion at March 31, 2024 compared with other accrued liabilities of $1.1 billion at December 31, 2023. The decrease in our other accrued liabilities was primarily attributable to payment of customer rebates in the first quarter of 2024, partially offset by an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions, which are further discussed in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based subsidiaries included in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Three Months Ended March 31, 2024
Net sales	$934
Gross profit	155
Loss before income taxes	(14)
Net loss	(12)
Net loss attributable to Chemours	(12)

(Dollars in millions)	March 31, 2024	December 31, 2023
Assets
Current assets (1,2,3)	$2,061	$2,013
Long-term assets (4)	3,259	3,302

Liabilities
Current liabilities (2)	$2,196	$2,121
Long-term liabilities	4,901	4,931
(1)
Current assets includes $187 million and $395 million of cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively. Current assets at March 31, 2024 and December 31, 2023 also includes $606 million and $603 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement, respectively.
(2)
Current assets includes $383 million and $256 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2024 and December 31, 2023, respectively. Current liabilities includes $518 million and $285 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2024 and December 31, 2023, respectively.
(3)
As of March 31, 2024 and December 31, 2023, $105 million and $87 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $144 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at March 31, 2024 and December 31, 2023, respectively.

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

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangement described in our MD&A and "Note 20 – Debt" to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at March 31, 2024 and December 31, 2023 include environmental remediation liabilities of $581 million and $590 million, respectively, relating to these matters, which, as discussed in further detail below, include $378 million and $383 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at March 31, 2024. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2024 and December 31, 2023, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	March 31, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina	378	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	10	12
Washington Works, West Virginia	22	22
All other sites	100	102
Total environmental remediation	$581	$590

The five sites listed above represent 83% of our total accrued environmental remediation liabilities at March 31, 2024 and December 31, 2023, respectively. For these five sites, we expect to spend, in the aggregate, $173 million over the next three years. For all other sites, we expect to spend $63 million over the next three years.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3013(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $22 million as of March 31, 2024 and December 31, 2023, respectively.

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

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million as of March 31, 2024 and December 31, 2023, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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

The Chemours Company

Climate Change

Our commitment to sustainability cannot be separated from our growth strategy or our vision and as a result, we aligned our sustainability focus and actions to the four key strategic pillars that support Chemours vision: Innovation and Sustainable Solutions, Environmental Leadership, Community Impact, and Greatest Place to Work for All.

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

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions and we continue our engagement in 2024 in line with expected validation timelines.

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

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of hydrofluorocarbons ("HFC"), including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential ("GWP") and zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are on track to achieve, by the end of 2025, our estimated goal that our low GWP products will result in 325 million tons of avoided emissions of carbon dioxide equivalents on a global basis.

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

PFAS

Refer to our discussion under the heading "PFAS" in “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings are scheduled in June and September 2024. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by the ECHA committees. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2024, we had 10 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $205 million, the fair value of which amounted to less than negative $1 million. At December 31, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 million, the fair value of which amounted to less than negative $1 million. We recognized net losses of $1 million and $5 million for the three months ended March 31, 2024 and 2023, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2024, we had 185 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $213 million, the fair value of which amounted to $1 million. At December 31, 2023, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203 million, the fair value of which amounted to negative $2 million. We recognized a pre-tax gain of $4 million and a pre-tax loss of $1 million for the three months ended March 31, 2024 and 2023, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2024 and 2023, less than $1 million of loss and $6 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $14 million and a pre-tax loss of $14 million for the three months ended March 31, 2024 and 2023, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At March 31, 2024 and December 31, 2023, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $3 million and negative $7 million, respectively. We recognized a pre-tax gain of $4 million for the three months ended March 31, 2024 within accumulated other comprehensive loss. No pre-tax gains or losses were recognized within accumulated other comprehensive loss during the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, less than $1 million and $4 million of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, we determined that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2023. Those material weaknesses are described below and continued to exist as of March 31, 2024.

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

As of March 31, 2024, our CEO and Interim CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, the CEO and Interim CFO have concluded that these disclosure controls and procedures were not effective as of March 31, 2024.

Notwithstanding the material weaknesses, our CEO and Interim CFO have concluded that the Company’s unaudited interim consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

The Chemours Company

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified as of December 31, 2023, and continue to exist as of March 31, 2024:

We did not design and maintain an effective control environment as senior management failed to set an appropriate tone at the top. Specifically, among other things, there was a lack of transparency with the Company’s board of directors by former senior management regarding efforts to delay payments to certain vendors and to accelerate the collection of receivables, and that these individuals engaged in these efforts in part to meet free cash flow targets that the Company had communicated publicly, and which also would be a part of a key metric for determining incentive compensation applicable to both executive officers and to employees. As a result, it was concluded that former senior management violated the Company’s “Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller”. The ineffective control environment contributed to the following additional material weaknesses.

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

The Chemours Company

Remediation Plan

We are committed to taking steps necessary to remediate the control deficiencies that constituted the material weaknesses. We are actively engaged and have devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in our internal control over financial reporting. We have established a Project Management Office (PMO) to monitor progress towards remediation and have also engaged external legal, accounting, financial and other consulting and professional services firms to assist senior management in the development and execution of a comprehensive remediation plan. To date, we have made the following enhancements to our internal control over financial reporting:

•
On February 28, 2024, our board of directors placed former President and Chief Executive Officer Mark Newman, Senior Vice President and Chief Financial Officer Jonathan Lock and Vice President, Controller and Principal Accounting Officer Camela Wisel on administrative leave pending completion of the Audit Committee Internal Review;
•
On February 28, 2024, our board of directors appointed Denise Dignam as Interim Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer (principal financial and accounting officer), and subsequently appointed Denise Dignam as President and Chief Executive Officer on March 22, 2024;
•
Senior leadership has held multiple "All Hands" meetings in 2024 with employees, including holding a Global Town Hall immediately following the issuance of the Company's 2023 Annual Report on Form 10-K. Additionally, senior leadership has disseminated company-wide and team-specific communications to emphasize our commitment to our core values, specifically Unshakeable Integrity;
•
The Compensation Committee has revised key metrics used in the determination of executive and employees' incentive compensation starting in 2024.
•
Provided updated training on internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for senior management, and training courses on ethics for finance professionals;
•
Launched annual company-wide Ethics & Compliance training to educate executives and employees on our code of conduct and outline the specific behaviors expected to fulfill our Unshakeable Integrity core values;
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
•
Enhanced our Disclosure Committee process;
•
Put in place a written procedure specifying that reports to the Chemours Ethics Hotline that involve officers subject to the reporting requirements of Section 16 of the Exchange Act (“Section 16 Officers”) will be promptly reported to the General Counsel and that the General Counsel will promptly inform the Chair of the Audit Committee. If there is a report involving the General Counsel, the Company’s procedures require those reports will be promptly reported to the Chief Audit Executive and the Chair of the Audit Committee;
•
Enhanced our controls, policies, procedures, workflow, and training as it relates to the verification of vendor master file changes with certified vendor contacts in order to prevent unauthorized cash disbursement; and
•
Enhanced our policies and protocols related to working capital management practices, including enhancing our communication of working capital management practices to our board of directors.

The Chemours Company

Our remediation activities will continue during 2024. In addition to the above actions, we are in the process of designing and implementing the following enhancements to our internal control over financial reporting:

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
•
The Company is in process of making system upgrades (or enhancements) that will automatically notify the General Counsel and the Chair of the Audit Committee of reports to the Chemours Ethics Hotline or otherwise involving Section 16 Officers; and

As we continue to evaluate and work to improve our internal control over financial reporting and disclosure controls and procedures, we may decide to take additional measures to address control deficiencies or modify the remediation actions described above. We anticipate that the foregoing efforts and new internal control over financial reporting, when implemented and tested for a sufficient period of time, will remediate the material weaknesses as described above.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chemours Company

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Chemours Company

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that affected and elements of the proposal, and further meetings are scheduled in June and September 2024. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by ECHA committees. The estimated earliest entry into force of restrictions is 2025, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule will become effective 60 days from publication in the Federal Register and the compliance date for public water systems in the US to meet the MCLs is five years from the publication date. We are reviewing the final rule and whether to petition for review of such rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Through March 31, 2024, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended March 31, 2024. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at March 31, 2024 was $441 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b501 trading arrangement during the Company's fiscal quarter ended March 31, 2024.

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

10.1

Separation and Release Agreement, dated as of April 23, 2024, by and between The Chemours Company and Jonathan S. Lock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2024).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	April 30, 2024

By:	/s/ Matthew S. Abbott

Matthew S. Abbott
Interim Chief Financial Officer and Chief Accounting Officer, and Senior Vice President, Chief Enterprise Transformation Officer
(As Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)