Form 10-Q
period 2024-06-30
Chemours Co
filed 2024-08-01
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 149,269,882 shares of common stock, $0.01 par value, outstanding at July 30, 2024.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,538	$1,643	$2,887	$3,179
Cost of goods sold	1,232	1,233	2,294	2,401
Gross profit	306	410	593	778
Selling, general, and administrative expense	139	779	281	903
Research and development expense	26	28	53	54
Restructuring, asset-related, and other charges	3	(1)	7	15
Total other operating expenses	168	806	341	972
Equity in earnings of affiliates	11	13	23	25
Interest expense, net	(66)	(48)	(128)	(90)
Other (expense) income, net	(1)	(2)	2	(1)
Income (loss) before income taxes	82	(433)	149	(260)
Provision for (benefit from) income taxes	12	(57)	28	(30)
Net income (loss)	70	(376)	121	(230)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income (loss) attributable to Chemours	$70	$(376)	$121	$(231)
Per share data
Basic earnings (loss) per share of common stock	$0.47	$(2.52)	$0.81	$(1.55)
Diluted earnings (loss) per share of common stock	0.46	(2.52)	0.81	(1.55)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$70			$(376)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$13	$(3)	10	$(10)	$3	(7)
Unrealized gain (loss) on cash flow hedge	4	(1)	3	(1)	1	—
Reclassifications to net income - cash flow hedge	(1)	—	(1)	(1)	—	(1)
Hedging activities, net	16	(4)	12	(12)	4	(8)
Cumulative translation adjustment	(86)	—	(86)	33	—	33
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	1	—	1	(1)	—	(1)
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	2	(1)	1
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$1	$—	1	$—	$(1)	(1)
Other comprehensive (loss) income			(73)			24
Comprehensive loss			(3)			(352)
Comprehensive loss attributable to Chemours			$(3)			$(352)

	Six Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$121			$(230)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$27	$(7)	20	$(23)	$6	(17)
Unrealized gain (loss) on cash flow hedge	12	(2)	10	(3)	1	(2)
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(11)	1	(10)
Hedging activities, net	37	(9)	28	(37)	8	(29)
Cumulative translation adjustment	(107)	—	(107)	90	—	90
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain	3	1	4	—	—	—
Effect of foreign exchange rates	2	—	2	(2)	—	(2)
Reclassifications to net income:
Amortization of actuarial loss	4	(1)	3	4	(1)	3
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement gain	(2)	—	(2)	—	—	—
Defined benefit plans, net	$6	$—	6	$1	$(1)	—
Other comprehensive (loss) income			(73)			61
Comprehensive income (loss)			48			(169)
Less: Comprehensive income attributable to non-controlling interests			—			1
Comprehensive income (loss) attributable to Chemours			$48			$(170)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$604	$1,203
Restricted cash and restricted cash equivalents	15	604
Accounts and notes receivable, net	896	610
Inventories	1,368	1,352
Prepaid expenses and other	54	66
Total current assets	2,937	3,835
Property, plant, and equipment	9,440	9,412
Less: Accumulated depreciation	(6,283)	(6,196)
Property, plant, and equipment, net	3,157	3,216
Operating lease right-of-use assets	251	260
Goodwill	102	102
Other intangible assets, net	3	3
Investments in affiliates	169	158
Other assets	630	677
Total assets	$7,249	$8,251
Liabilities
Current liabilities:
Accounts payable	$938	$1,159
Compensation and other employee-related cost	73	89
Short-term and current maturities of long-term debt	37	51
Current environmental remediation	127	129
Other accrued liabilities	382	1,058
Total current liabilities	1,557	2,486
Long-term debt, net	3,951	3,987
Operating lease liabilities	195	206
Long-term environmental remediation	453	461
Deferred income taxes	41	44
Other liabilities	327	328
Total liabilities	6,524	7,512
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,141,762 shares issued and 149,252,314 shares outstanding at June 30, 2024; 197,519,784 shares issued and 148,587,397 shares outstanding at December 31, 2023)	2	2
Treasury stock, at cost (48,889,448 shares at June 30, 2024 and 48,932,387 at December 31, 2023)	(1,805)	(1,806)
Additional paid-in capital	1,045	1,033
Retained earnings	1,828	1,782
Accumulated other comprehensive loss	(347)	(274)
Total Chemours stockholders’ equity	723	737
Non-controlling interests	2	2
Total equity	725	739
Total liabilities and equity	$7,249	$8,251

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2023	196,365,544	$2	47,257,780	$(1,751)	$1,004	$2,278	$(306)	$1	$1,228
Common stock issued - compensation plans	3,443	—	—	—	—	—	—	—	—
Exercise of stock options, net	390,224	—	—	—	7	—	—	—	7
Purchases of treasury stock, at cost	—	—	1,271,741	(39)	—	—	—	—	(39)
Stock-based compensation expense	—	—	—	—	3	—	—	—	3
Net loss	—	—	—	—	—	(376)	—	—	(376)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	24	—	24
Balance at June 30, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810

Balance at April 1, 2024	197,711,836	$2	48,932,387	$(1,806)	$1,033	$1,797	$(274)	$2	$754
Common stock issued - compensation plans	80,672	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options, net	349,254	—	—	—	7	—	—	—	7
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	70	—	—	70
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Balance at June 30, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,828	$(347)	$2	$725

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	852,607	—	—	—	—	—	—	—	—
Exercise of stock options	530,794	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	1,657,741	(52)	—	—	—	—	(52)
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net (loss) income	—	—	—	—	—	(231)	—	1	(230)
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(75)	—	—	(75)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	61	—	61
Balance at June 30, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810

Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,782	$(274)	$2	$739
Common stock issued - compensation plans	241,997	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options	379,981	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	—	121	—	—	121
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(74)	—	—	(74)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Balance at June 30, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,828	$(347)	$2	$725

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$121	$(231)
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	145	157
Gain on sales of assets and businesses	(3)	—
Equity in earnings of affiliates, net	(20)	(21)
Amortization of debt issuance costs and issue discounts	6	4
Deferred tax benefit	(12)	(71)
Asset-related charges	—	11
Stock-based compensation expense	7	7
Net periodic pension cost	2	4
Defined benefit plan contributions	(7)	(7)
Other operating charges and credits, net	(18)	(5)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(289)	(261)
Inventories and other current operating assets	(15)	(17)
Other non-current operating assets	52	43
(Decrease) increase in operating liabilities:
Accounts payable	(178)	(209)
Other current operating liabilities	(690)	530
Other non-current operating liabilities	(11)	9
Cash used for operating activities	(910)	(57)
Cash flows from investing activities
Purchases of property, plant, and equipment	(175)	(149)
Proceeds from sales of assets and businesses	3	(8)
Foreign exchange contract settlements, net	(1)	—
Other investing activities	2	—
Cash used for investing activities	(171)	(157)
Cash flows from financing activities
Debt repayments	(5)	(6)
Payments on finance leases	(6)	(6)
Proceeds from supplier financing program	47	47
Payments to supplier financing program	(61)	(48)
Purchases of treasury stock, at cost	—	(51)
Proceeds from exercised stock options, net	8	9
Payments related to tax withholdings on vested stock awards	(3)	(18)
Payments of dividends to the Company's common shareholders	(74)	(75)
Cash received from non-controlling interest shareholder	—	1
Cash used for financing activities	(94)	(147)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(13)	2
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,188)	(359)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,807	1,304
Cash, cash equivalents, restricted cash and restricted cash equivalents at June 30,	$619	$945

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$44	$53
Treasury Stock repurchased, not settled	—	1

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

The Audit Committee has completed its planned procedures with respect to the Internal Review and determined, among other things, based on the review conducted with the assistance of independent outside counsel, that:

•
the Company's then-Chief Executive Officer, then-Chief Financial Officer, and then-Controller engaged in efforts in the fourth quarter of 2023 to delay payments to certain vendors that were originally due to be paid in the fourth quarter of 2023 until the first quarter of 2024, and to accelerate the collection of receivables into the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024;
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

Further discussion related to the Audit Committee Internal Review is included under the heading "Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements" within "Note 16 - Commitments and Contingent Liabilities".

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

The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The impact of the revisions to the quarterly period ended June 30, 2023 are presented in the table below.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. For the previously issued quarterly financial statements ended June 30, 2023, the changes in accounts payable, other current operating liabilities, and non-current operating liabilities, which had been originally reported as part of Accounts payable and other operating liabilities are now separately reported in individual line items in the Interim Consolidated Statements of Cash Flows.

Revised Interim Consolidated Statements of Cash Flows

	Six months ended June 30, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Accounts payable and other liabilities	$329	$1	$330	$(330)	$—
Accounts payable	$—	$—	$—	$(209)	$(209)
Other current operating liabilities	$—	$—	$—	$530	$530
Non-current operating liabilities	$—	$—	$—	$9	$9
Cash used for operating activities	$(58)	$1	$(57)	$—	$(57)

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$47	$47	$—	$47
Payments to supplier financing program	$—	$(48)	$(48)	$—	$(48)
Cash (used for) provided by financing activities	$(146)	$(1)	$(147)	$—	$(147)

Insurance Recoveries

The Interim Consolidated Statements of Operations for the three and six month periods ended June 30, 2024 include a pre-tax benefit of $15 for insurance proceeds within selling, general and administrative expenses, net of third party legal expenses of $5. The proceeds were recovered over a period of four years beginning in the second quarter 2020. Of the amounts recorded in the Interim Consolidated Statement of Operations for the period ended June 30, 2024, $13 relates to amounts collected prior to January 1, 2024. The Company recorded $15 in restricted cash and restricted cash equivalents at June 30, 2024 representing its estimated interest in the escrow account established for these insurance proceeds. The Company assessed the materiality of this out-of-period adjustment on current and prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the amount is not material to any previously presented interim or annual financial statements and is not expected to be material to the current annual financial statements.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales by geographic region (1)
North America:
Titanium Technologies	$274	$277	$519	$539
Thermal & Specialized Solutions	302	309	568	594
Advanced Performance Materials	128	145	249	297
Other Segment	10	17	19	39
Total North America	714	748	1,355	1,469
Asia Pacific:
Titanium Technologies	174	180	318	327
Thermal & Specialized Solutions	53	56	92	108
Advanced Performance Materials	127	145	232	290
Other Segment	2	4	5	7
Total Asia Pacific	356	385	647	732
Europe, the Middle East, and Africa:
Titanium Technologies	130	147	254	280
Thermal & Specialized Solutions	103	106	194	206
Advanced Performance Materials	71	83	133	159
Other Segment	1	4	3	9
Total Europe, the Middle East, and Africa	305	340	584	654
Latin America (2):
Titanium Technologies	95	103	170	193
Thermal & Specialized Solutions	55	52	107	101
Advanced Performance Materials	13	14	23	29
Other Segment	—	1	1	1
Total Latin America	163	170	301	324
Total net sales	$1,538	$1,643	$2,887	$3,179
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales by product group and segment
Titanium dioxide and other minerals	$673	$707	$1,261	$1,339
Total Titanium Technologies	673	707	1,261	1,339
OpteonTM refrigerants	227	200	427	395
FreonTM refrigerants	173	226	345	411
Foam, propellants, and other	113	97	189	203
Total Thermal & Specialized Solutions	513	523	961	1,009
Advanced materials	206	247	392	491
Performance solutions	133	140	245	284
Total Advanced Performance Materials	339	387	637	775
Performance chemicals and intermediates	13	26	28	56
Total Other Segment	13	26	28	56
Total net sales	$1,538	$1,643	$2,887	$3,179

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Contract assets:
Accounts receivable - trade, net (Note 7)	$788	$509
Contract liabilities:
Deferred revenue	$16	$16
Customer rebates (Note 13)	53	78

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2024 were not significant. For the three and six months ended June 30, 2024, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2024, Chemours had $336 of remaining performance obligations. The Company expects to recognize approximately 20% of its remaining performance obligations as revenue in 2024, approximately 32% as revenue in 2025, and approximately 24% as revenue for each of the years 2026 and 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2024 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and six months ended June 30, 2024 and 2023.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended June 30, 2024
Employee separation charges
2023 Restructuring Program	$—	$—	$—	$—	$(1)	$(1)
Total employee separation charges	—	—	—	—	(1)	(1)
Decommissioning and other charges:
Titanium Technologies Transformation Plan	4	—	—	—	—	4
Total decommissioning and other charges	4	—	—	—	—	4
Total restructuring and other charges	4	—	—	—	(1)	3
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$4	$—	$—	$—	$(1)	$3

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2024
Employee separation charges:
Titanium Technologies Transformation Plan	$(1)	$—	$—	$—	$—	$(1)
2023 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	(1)	—	(1)	—	—	(2)
Decommissioning and other charges:
Titanium Technologies Transformation Plan	9	—	—	—	—	9
Total decommissioning and other charges	9	—	—	—	—	9
Total restructuring and other charges	8	—	(1)	—	—	7
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$8	$—	$(1)	$—	$—	$7

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended June 30, 2023
Employee separation charges:
2022 Restructuring Program	$—	$—	$—	$—	$(1)	$(1)
Total employee separation charges	—	—	—	—	(1)	(1)
Decommissioning and other charges:	—	—	—	—	—	—
Total restructuring and other charges	—	—	—	—	(1)	(1)
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$—	$—	$(1)	$(1)

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2023
Employee separation charges:
ERP Implementation Charges	$—	$—	$—	$—	$1	$1
2022 Restructuring Program	—	—	—	—	(1)	(1)
Total employee separation charges	—	—	—	—	—	—
Decommissioning and other charges:
ERP Implementation Charges	—	—	—	—	4	4
Total decommissioning and other charges	—	—	—	—	4	4
Total restructuring and other charges	—	—	—	—	4	4
Asset-related charges:
ERP Implementation Charges	—	—	—	—	11	11
Total asset-related charges	—	—	—	—	11	11
Total restructuring, asset-related, and other charges	$—	$—	$—	$—	$15	$15

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities are expected to be completed by the first half of 2025.

As a result, during the three and six months ended June 30, 2024, the Company recorded charges of approximately $4 and $9, respectively, primarily related to decommissioning and other charges related to Kuan Yin. Through June 30, 2024, the Company has recorded total charges of approximately $128, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $17 and decommissioning and other charges of $19. The associated severance payments began in the fourth quarter 2023 and are expected to be substantially completed in the second half of 2024. Further, the Company expects to incur additional charges of up to $10 for dismantling and removal activities thereafter, which will be expensed as incurred, that are expected to be largely offset by scrap recoveries.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $7 were recorded through June 30, 2024. The employee separation and related payments are expected to be substantially completed in the third quarter of 2024. During the first six months of 2024, the Company made total cash payments of $30 associated with the Titanium Technologies Transformation Plan, inclusive of severance payments, decommissioning, and other third-party fees.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

2023 Restructuring Program

In addition to the Titanium Technologies plan, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. Through June 30, 2024, the Company has recorded cumulative employee separation charges of $3. The severance costs were recognized as follows: $1 in Advanced Performance Materials and $2 in Corporate. The program and related severance payments are expected to be substantially completed in the third quarter of 2024.

2022 Restructuring Program

Management initiated a severance program in 2022 that was largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. Through June 30, 2024, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $8 and the related payments were substantially completed in the fourth quarter of 2023.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2024.

	Titanium Technologies Transformation Plan	2023 Restructuring Program	Total
Balance at December 31, 2023	$10	$4	$14
Charges to income	(1)	(1)	(2)
Payments	(6)	(2)	(8)
Balance at June 30, 2024	$3	$1	$4

With respect to the $17 of contract termination liabilities associated with the Titanium Technologies Transformation Plan, the Company paid $4 and as such, at June 30, 2024 the Company had $13 remaining as an outstanding liability. There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at June 30, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other (Expense) Income, Net

The following table sets forth the components of the Company’s other (expense) income, net for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Leasing, contract services, and miscellaneous income	$4	$1	$1	$8
Royalty income (1)	—	2	2	3
Gain on sales of assets and businesses, net	—	—	3	—
Exchange losses, net (2)	(7)	(5)	(6)	(12)
Non-operating pension and other post-retirement employee benefit income (3)	2	—	2	—
Total other (expense) income, net	$(1)	$(2)	$2	$(1)
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

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Chemours	$70	$(376)	$121	$(231)
Denominator:
Weighted-average number of common shares outstanding - basic	149,413,167	149,095,543	149,224,183	149,046,585
Dilutive effect of the Company’s employee compensation plans	709,893	—	862,531	—
Weighted-average number of common shares outstanding - diluted	150,123,060	149,095,543	150,086,714	149,046,585

Basic earnings (loss) per share of common stock (2)	$0.47	$(2.52)	$0.81	$(1.55)
Diluted earnings (loss) per share of common stock (1) (2)	0.46	(2.52)	0.81	(1.55)
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
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings (loss) per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average number of stock options	1,681,002	1,448,363	1,518,727	1,295,926

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Accounts receivable - trade, net (1)	$788	$509
VAT, GST, and other taxes (2)	87	81
Other receivables (3)	21	20
Total accounts and notes receivable, net	$896	$610
(1)
Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $2 and $2 at June 30, 2024 and December 31, 2023, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $2 for both the three and six months ended June 30, 2024, and less than $1 and $1 for the three and six months ended June 30, 2023, respectively.

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

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Finished products	$836	$770
Semi-finished products	264	255
Raw materials, stores, and supplies	652	709
Inventories before LIFO adjustment	1,752	1,734
Less: Adjustment of inventories to LIFO basis	(384)	(382)
Total inventories	$1,368	$1,352

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $937 and $920 (or 53% and 53%, respectively) of inventories before the LIFO adjustments at June 30, 2024 and December 31, 2023, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Equipment	$7,780	$7,652
Buildings	1,156	1,180
Construction-in-progress	378	450
Land	90	94
Mineral rights	36	36
Property, plant, and equipment	9,440	9,412
Less: Accumulated depreciation	(6,283)	(6,196)
Total property, plant, and equipment, net	$3,157	$3,216

Property, plant, and equipment, net included gross assets under finance leases of $97 and $100 at June 30, 2024 and December 31, 2023.

Depreciation expense amounted to $73 and $145 for the three and six months ended June 30, 2024, respectively and $76 and $151 for the three and six months ended June 30, 2023, respectively.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $35 and $65 for the three and six months ended June 30, 2024, respectively, and $38 and $84 for the three and six months ended June 30, 2023, respectively. Purchases from the Company’s equity method investees amounted to $72 and $129 for the three and six months ended June 30, 2024, respectively and $54 and $117 for the three and six months ended June 30, 2023, respectively. Dividends received from the equity method investees were $0 for both the three and six months ended June 30, 2024, and $0 and $3 for the three and six months ended June 30, 2023, respectively.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Capitalized repair and maintenance costs	$174	$230
Pension assets (1)	64	57
Deferred income taxes	303	303
Miscellaneous (2)	89	87
Total other assets	$630	$677
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Trade payables	$911	$1,134
VAT and other payables	27	25
Total accounts payable	$938	$1,159

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

The outstanding payment obligations at June 30, 2024 and December 31, 2023 were $98 and $197, respectively. At June 30, 2024 and December 31, 2023, $85 and $170 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $13 and $27 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Accrued litigation (1)	$103	$713
Asset retirement obligations (2)	14	18
Income taxes	13	28
Customer rebates	53	78
Accrued interest	18	18
Operating lease liabilities	53	55
Miscellaneous (3)	128	148
Total other accrued liabilities	$382	$1,058
(1)
At June 30, 2024 and December 31, 2023, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At December 31, 2023, accrued litigation also includes $592 for the United States Public Water System Settlement. Refer to “Note 16 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 15 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability, and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Debt

The following table sets forth the components of the Company’s debt at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,062	$1,067
Tranche B-3 euro term loan due August 2028 (€ 415 at June 30, 2024 and December 31, 2023)	444	457
Senior unsecured notes:
4.000% due May 2026 (€441 at June 30, 2024 and December 31, 2023)	471	485
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	49	58
Financing obligation (1)	91	92
Supplier financing obligation (2)	13	27
Total debt principal	4,028	4,084
Less: Unamortized issue discounts	(22)	(25)
Less: Unamortized debt issuance costs	(18)	(21)
Less: Short-term and current maturities of long-term debt	(37)	(51)
Total long-term debt, net	$3,951	$3,987
(1)
At June 30, 2024 and December 31, 2023, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At June 30, 2024 and December 31, 2023, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 12 – Accounts Payable" for further details.

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

No borrowings were outstanding under the Revolving Credit Facility at June 30, 2024 and December 31, 2023. The Company made term loan repayments of $3 and $5 during the three and six months ended June 30, 2024, respectively, and $3 and $6 during the three and six months ended June 30, 2023, respectively. Chemours also had $48 in letters of credit issued and outstanding under the Revolving Credit Facility at both June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 8.8% and 7.7%, respectively. Also, at June 30, 2024, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.20% per annum.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2024, the Company received $403 and $688, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $392 and $716, respectively, of incremental accounts receivable. During the three and six months ended June 30, 2023 , the Company received $387 and $682, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $387 and $707, respectively, of incremental accounts receivable The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $131 and $87 at June 30, 2024 and December 31, 2023, respectively. The Company incurred $1 of fees associated with the Securitization Facility during both the three and six months ended June 30, 2024 and 2023. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Total
Remainder of 2024	$5	$7	$3	$13	$28
2025	11	14	7	—	32
2026	482	11	7	—	500
2027	506	9	7	—	522
2028	2,251	9	7	—	2,267
Thereafter	620	7	129	—	756
Total payments	3,875	57	160	13	4,105
Less: Imputed interest	—	(8)	(69)	—	(77)
Total principal maturities on debt	$3,875	$49	$91	$13	$4,028

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,062	$1,059	$1,067	$1,068
Tranche B-3 euro term loan due August 2028 (€ 415 at June 30, 2024 and December 31, 2023)	444	446	457	451
Senior unsecured notes:
4.000% due May 2026 (€441 at June 30, 2024 and December 31, 2023)	471	457	485	480
5.375% due May 2027	495	469	495	485
5.750% due November 2028	783	722	783	745
4.625% due November 2029	620	534	620	547
Total senior debt principal	3,875	$3,687	3,907	$3,776
Less: Unamortized issue discounts	(22)		(25)
Less: Unamortized debt issuance costs	(18)		(21)
Total senior debt, net	$3,835		$3,861

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Employee-related costs (1)	$71	$75
Accrued litigation (2)	72	73
Asset retirement obligations (3)	69	67
Miscellaneous (4)	115	113
Total other liabilities	$327	$328
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $83 and $85 when combined with the current portion at June 30, 2024 and December 31, 2023, respectively (see “Note 13 – Other Accrued Liabilities”). For the six months ended June 30, 2024, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous includes accrued indemnification liabilities of $27 and $30 at June 30, 2024 and December 31, 2023, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

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

The following table sets forth the components of the Company’s accrued litigation at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Asbestos	$39	$39
PFOA (1)	26	26
PFAS (2)	85	712
All other matters	25	9
Total accrued litigation	$175	$786
(1)
PFOA includes matters under the "PFOA" section within this “Note 16 – Commitments and Contingent Liabilities”.
(2)
PFAS includes matters under the "PFAS" section within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2024 and December 31, 2023.

	Balance Sheet Location	June 30, 2024	December 31, 2023
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$103	$713
Long-term accrued litigation	Other liabilities (Note 15)	72	73
Total accrued litigation		$175	$786

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $26 and $49 during the three and six months ended June 30, 2024, and $41 and $77 during the three and six months ended June 30, 2023 respectively, excluding litigation-related settlements.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As part of the MOU, the parties established an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2023. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time. During 2023, $209 was drawn by Chemours from the escrow account to fund a portion of the U.S public water system class action suit settlement, which remained in escrow in a qualified settlement and was recognized as restricted cash and restricted cash equivalents on the Company's consolidated balance sheets at December 31, 2023. With the Effective date of such settlement being reached, Chemours no longer maintains its reversionary interest to the underlying restricted funds within the Water District Settlement Fund and, as such, the restricted cash and cash equivalents and the associated accrued liabilities were derecognized in the second quarter of 2024. Further discussion related to the U.S public water system class action suit settlement is included under the heading “United States Public Water System Class Action Suit Settlement and Related Opt-Outs” within this “Note 16 – Commitments and Contingent Liabilities”.

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. There were no amounts outstanding in the escrow account as of June 30, 2024 or December 31, 2023.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL. In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. We expect to receive approximately $23 of the settlement as it will be allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At June 30, 2024 and December 31, 2023, there were approximately 800 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At June 30, 2024 and December 31, 2023, Chemours had accruals of $39 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2024 and December 31, 2023, there were 20 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At June 30, 2024 and December 31, 2023, Chemours maintained an accrual of $26 related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through June 30, 2024, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $26 accrued at June 30, 2024 and December 31, 2023, respectively.

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

The single matter not included in the Second MDL Settlement was a testicular cancer case tried in March 2020 to a verdict of $40 in compensatory and emotional distress damages and $10 in loss of consortium damages. The jury found that EID’s conduct did not warrant punitive damages. In March 2021, the trial court issued post-trial rulings which reduced the consortium damages to $0.25. The Company paid its share from the verdict in this matter in November 2023 after all of EID’s appeals process from United States Court of Appeals to the United States Supreme Court were denied.

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of June 30, 2024, 44 plaintiffs purporting to be Leach class members have filed personal injury cases and these matters are proceeding in the Ohio MDL. The Court has scheduled the first trial to start in September 2024 for two plaintiffs, and another trial for two plaintiffs to start in March 2025. The Company, along with Corteva and DuPont, is engaging in mediation discussions with plaintiffs’ counsel regarding the Ohio MDL matters.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 7,200 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

For non-water provider cases in the AFFF MDL (approximately 6,500), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024 and Tier Two discovery to be completed before the end of 2024. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims must dismiss their unlisted personal injury claims without prejudice by August 22, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

Also in the British Columbia court, in June 2024, a civil claim was filed by His Majesty the King in Right of the Province of British Columbia against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all provincial and territorial governments that have incurred expenditures relating to alleged PFAS contamination, including from AFFF, of its water resources as well as municipalities, regional districts, and other governance authorities and persons responsible for drinking water systems. The complaint seeks compensatory and punitive damages.

In July 2024, a civil claim was filed in the Superior Court of Quebec, District of Montreal, against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all natural and legal persons in Quebec who own, operate, or supply water through a drinking water disbursement system intended for human consumption, and whose water source is located near sites where PFAS and PFAS-containing products, such as AFFF, were allegedly manufactured, used, transported, processed or sold by defendants. The claim seeks compensatory and punitive damages.

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

Under the Settlement Agreement, Chemours, Corteva and DuPont collectively established and contributed a total of $1,185 to a qualified settlement fund (“Water District Settlement Fund”). Contribution rates were consistent with the MOU, with Chemours (together with its subsidiaries) contributing 50%, and DuPont and Corteva collectively (together with their subsidiaries) contributing the remaining 50%. The settlement amounts were funded in full and deposited into the Water District Settlement Fund. On September 6, 2023, Chemours deposited $592 into the Water District Settlement Fund, which was recognized as restricted cash and restricted cash equivalents on its consolidated balance sheet at December 31, 2023. In exchange for the payment to the Water District Settlement Fund, Chemours, Corteva and DuPont (together with their subsidiaries) will receive a release of the claims from the Class (as defined below), upon entry into final judgment by the Court in accordance with the Settlement Agreement. The agreement was entered into solely by way of compromise and settlement and is not in any way an admission of liability or fault by Chemours or the other parties.

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

The Settlement Agreement does not resolve claims of Public Water Systems that are not included in the settlement as described above, or of Public Water Systems that requested exclusion from the Class (“opt out”) pursuant to the process established by the Court. It also does not resolve potential future claims of Public Water Systems that have not detected and do not detect any PFAS contamination, but where such contamination first occurs in the future. The Settlement Agreement also does not resolve certain claims not related to drinking water, such as certain specified separate alleged claims relating to stormwater or wastewater treatment, or other alleged types of claims such as for personal injury or for natural resource damages claimed by state attorneys general, that remain outstanding in the AFFF MDL or other courts. Matters related to claims from other public water systems, state natural resources damages and other PFAS matters are further described below.

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

Chemours, Corteva and DuPont deny the allegations in the underlying litigation and reserve all legal and factual defenses against such claims if they were litigated to conclusion. On February 8, 2024, the Court issued an opinion and order granting the plaintiffs’ motion for final approval of the settlement, and on February 26, 2024, the Court entered a final order and judgment. On March 11, 2024, one public water system filed a notice of appeal from the district court’s judgment, and such appeal was dismissed in April 2024. No additional appeals were filed during the appeal period, and accordingly the court's approval is a final judgment in accordance with the Settlement Agreement. The Settling Defendants confirmed to the escrow agent in May 2024 that the Effective Date has occurred under the Settlement Agreement and Chemours no longer maintains its reversionary interest to the underlying restricted funds within the Water District Settlement Fund.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of June 30, 2024 and December 31, 2023 as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

The Town of Petersburgh in New York also filed suit in New York state court in August 2022 alleging defendants 3M, EID, and other defendants, are responsible for PFOA contamination of its municipal drinking water supply. The complaint alleges product liability claims, negligence, and trespass. Plaintiff seeks injunctive and declaratory relief as well as compensatory and punitive damages. In May 2024, the case was dismissed by stipulation in connection with the Public Water System Class Action Settlement, and the matter is now closed.

In New York and New Jersey federal courts, lawsuits were filed by Suez Water in December 2020 against several defendants, including EID and Chemours, alleging damages from PFAS releases into the environment, including PFOA and PFOS, that impacted water sources that the utilities use to provide water, as well as products liability, negligence, nuisance, and trespass. Defendants filed motions to dismiss the complaints in both matters. The motion was denied in the Suez Water New Jersey lawsuit in October 2021. In January 2022, the court granted defendants’ motion to dismiss in the Suez New York lawsuit without prejudice and the plaintiff filed a second amended complaint in February 2022. Following the filing of the second amended complaint in the Suez New York lawsuit, the defendants filed a motion to dismiss. In March 2023, the court granted in part defendants’ motion to dismiss the second amended complaint, dismissing all claims against Chemours with prejudice, and finding a claim for design defect could be maintained against EID. Suez filed to opt out these matters from the Public Water System Class Action Settlement. In March 2024, the stays in these matters were lifted and discovery is proceeding.

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement, and this matter is now proceeding.

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023 the matter was removed to federal court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In March 2024, the Municipal Utilities Board of the City of Albertville, Alabama filed suit in Alabama state court against certain defendants, including Chemours and EID. The complaint alleges negligence, nuisance, trespass and seeks compensatory damages, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. The plaintiffs also seek injunctive relief. Albertville filed to opt out of the Public Water System Class Action Settlement.

In April 2024, the Board of Water and Sewer Commissioners of the City of Mobile, Alabama filed suit in Alabama state court against certain defendants, including Chemours, DuPont and Corteva. The complaint alleges negligence, nuisance, trespass and wantonness through disposal of construction materials made with PFAS allegedly supplied by defendants, to the local landfill, which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Mobile seeks compensatory damages as well as expenses, potential lost profits, punitive damages, and attorneys’ fees. Mobile also seeks an injunction requiring defendants to remove PFAS from the water supply. Mobile filed to opt out of the Public Water Class Action Settlement.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources. In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court. Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement.

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass.

In June 2024, the City of Columbia, South Carolina (“City of Columbia”) filed suit in South Carolina state court against multiple defendants, including Chemours, EID, and DuPont De Nemours, who are alleged to be responsible for the release of PFAS into the City of Columbia’s water supply as suppliers to the metal finishing, paper finishing, plastics coating, textile, and aerospace industries. The complaint alleges that a variety of industrial operations have discharged PFAS into the Broad River and the Saluda River, which are the source of the City of Columbia’s drinking water, and that PFAS have been detected at high levels in these rivers and in Lake Murray (a Saluda River impoundment). The City of Columbia seeks compensatory and punitive damages. The City of Columbia filed to opt out of the Public Water Class Action Settlement.

In July 2024, the Town of Lyerly, Georgia (“Lyerly”) filed suit in Georgia state court against multiple defendants, who are alleged to be responsible for the release of PFAS to the water supply from carpet mill operations or as suppliers to those carpet mills. The complaint alleges negligence, nuisance, trespass and regulatory violations. Lyerly seeks compensatory damages for past and future expenses as well punitive damages and attorneys’ fees. Lyerly has filed to opt out of the Public Water System Class Action Settlement.

In July 2024, the Town of Pine Hill, Alabama (“Pine Hill”) filed suit in Alabama state court against multiple defendants, including, the Company, DuPont, and Corteva, who are alleged to be responsible for the release of PFAS to the water supply through paper mill operations or as suppliers to paper mills. The complaint alleges negligence, nuisance, trespass, wantonness and punitive damages. Pine Hill seeks injunctive relief, compensatory damages for property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. The Town of Pine Hill has filed to opt out of the Public Water System Class Action Settlement.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

State Natural Resource Damages Matters

In addition to the State of New Jersey actions (as detailed below), a majority of the states and certain territories of the U.S., have filed lawsuits or are investigating claims against various defendants, including EID and Chemours, relating to the alleged contamination of state natural resources with PFAS compounds either from AFFF and/or other sources. These lawsuits seek damages including costs to investigate, clean up, restore, treat, monitor, or otherwise respond to contamination of natural resources and some include counts for fraudulent transfer. Chemours, Corteva/EID and DuPont, together under the MOU, are engaged with States and their counsel on certain of these cases. It is reasonably possible that these discussions could result in a loss, which could be material; however, at this time, the Company is unable to predict the duration, scope, or result of such discussions, and because of these uncertainties, the Company is also unable to develop a reasonable estimate of a possible loss or range of losses, if any.

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation as of December 31, 2023 and June 30, 2024, and is expected to be paid in 2024.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation as of December 31, 2023 and June 30, 2024, and is expected to be paid in 2024 or 2025.

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. Upon settlement completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters.

In New Jersey federal court, lawsuits were filed against several defendants including EID and Chemours beginning in November 2019. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court (and one of which was transferred to the AFFF MDL). In May 2024, a case alleging wrongful death from exposure to PFAS and other chemicals on behalf of two deceased residents of Salem County, NJ was filed naming Chemours in New Jersey state court. The case has also been removed to federal court. Plaintiffs seek certain damages including punitive damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In Ohio federal court, a putative class action ("Hardwick") was filed in October 2018 against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted. During the fourth quarter of 2023, the Court dismissed the class action against 3M, EID, Chemours and the other defendants. In December, 2023, the plaintiff filed a petition for reconsideration and for rehearing en banc with the 6th Circuit. In January 2024, the 6th Circuit denied the request for rehearing. In March 2024, the case was dismissed. In June 2024, Hardwick refiled a putative national class action in federal court in Ohio against 3M, DuPont, and the Company. The refiled Hardwick suit seeks class status for all those in the United States who have 2 ppb or more of “C8 (PFOA and PFOS combined)” in their blood and who are subject to the laws of a state that recognizes medical monitoring. The complaint alleges negligence, battery and conspiracy and seeks equitable, declaratory, and injunctive relief including medical monitoring overseen by a court-appointed independent science panel. The complaint does not seek monetary damages or personal injury.

In Delaware state court, a putative class action was filed in May 2019 against two electroplating companies, 3M and EID, and two other defendants added in an amended complaint, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. In November 2023, a motion to amend the complaint was filed seeking to add Chemours as a defendant. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages. The matter has been removed to federal court.

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

In Pennsylvania, in December 2023, a lawsuit was filed in state court on behalf of multiple plaintiffs alleging that defendants including Chemours, EID, Corteva and DuPont, as manufacturers of chemicals used in gas well fracking, are responsible for contamination of the water supply. The lawsuit alleges negligence, personal injury, medical monitoring, property damage and punitive damages. In May 2024, Plaintiffs filed an amended complaint and did not name Chemours, EID, Corteva or DuPont de Nemours.

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

In April 2024, three defendants in a 2022 Massachusetts federal court putative class action alleging PFAS contamination and related in part to the Massachusetts Natural Fertilizer Company Site, The Newark Group, Seaman Paper Company and Otter Farm, Inc., filed cross claims against the Company, DuPont, Corteva, EID and other defendants, including John Doe defendants, for the sole purpose of pleading and protecting any claims for indemnity or contribution they may have against the cross claim defendants, if they are found liable in the underlying putative class action. The Company will continue to assess these cross claims but believes the possibility of loss is remote.

In May 2024, a lawsuit was filed in Missouri federal court against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. Plaintiffs allege that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated the soil, groundwater, aquifer, and drinking water for plaintiffs’ properties in and near Canton, Missouri. The complaint seeks certification on behalf of plaintiffs and others similarly situated whose properties were allegedly damages by contaminants produced by defendants. Plaintiffs seek a medical monitoring class as well. Plaintiffs seek compensatory and punitive damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2024, a lawsuit was filed in Connecticut federal court on behalf of multiple firefighter unions and individual firefighters against multiple defendants, including Chemours, EID, and DuPont De Nemours, seeking to certify the action as a class proceeding. Plaintiffs allege that defendants manufactured, sold, or supplied chemicals containing PFAS which was allegedly found in turnout gear. Plaintiffs allege strict liability, negligence, failure to warn, negligent design and manufacture, medical monitoring, and statutory punitive damages.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. In June 2024 the Company and the Municipalities signed a Letter of Intent (LOI) that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of this liability was included in Accrued Litigation at December 31, 2023 and reclassified to Accrued Environmental Remediation at June 30, 2024 based on the remediation plan to be implemented as part of the LOI. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussion with the municipalities.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. In April 2024 NJDEP submitted to the court a letter declaring that the parties had reached an impasse in the mediation. A case management schedule was entered by the court in May 2024, with the Chambers Works and Pompton Lakes matter being active and the other two matters being administratively terminated without prejudice. Discovery is ongoing in the two active matters and pretrial papers are due for the Chambers Works matter in May 2025, with trial to begin in June 2025. In June 2024, Carneys Point Township filed a motion to intervene in such matter seeking to bring counterclaims against both the State of New Jersey and defendants, including Chemours, related to natural resource damages, remediation funding sources, ISRA penalties, off-site remediation and lost property taxes.

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

PFOA and PFAS Summary

With the exception of the individual matters specifically noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations or financial position, are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

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

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. The Company has made SEC filings and issued press releases related to the Audit Committee Internal Review. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and in June 2024 received a subpoena from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In April 2024, June 2024 and July 2024, the Company received four stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of this litigation or to estimate the loss or range of loss, if any, as the matter is in the early stages with significant issues to be resolved.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company has not recorded any material liabilities for these matters as of June 30, 2024 and December 31, 2023, as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at June 30, 2024 and December 31, 2023 for the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	June 30, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina (1)	365	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	7	12
Washington Works, West Virginia	26	22
All other sites	111	102
Total environmental remediation	$580	$590
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Current environmental remediation	$127	$129
Long-term environmental remediation	453	461
Total environmental remediation	$580	$590

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $730 above the amount accrued at June 30, 2024. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. The draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is now expected to be proposed in September 2024.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022 the Company filed a Petition for Review of the GenX compounds health advisory, and the Third Circuit held argument on the petition in January 2024. In July 2024, the Third Circuit dismissed the Company’s petition for lack of subject matter jurisdiction, finding the health advisory was not a final agency action.

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the US to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of June 30, 2024 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Chemours incurred environmental remediation expenses of $13 and $27 for the three and six months ended June 30, 2024, respectively, and $16 and $30 for the three and six months ended June 30, 2023, respectively, of which $3 and $11 for the three and six months ended June 30, 2024, respectively, and $5 and $14 for the three and six months ended June 30, 2023, respectively, relate to Fayetteville (discussed further below).

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
•
Develop and implement, subject to approval, a Corrective Action Plan (“CAP”) that complies with North Carolina’s groundwater standards and guidance provided by NC DEQ. At a minimum, the CAP must require Chemours to reduce the total loading of PFAS originating from Fayetteville to surface water by at least 75% from baseline, as defined by the CO; and
•
Provide and properly maintain permanent drinking water supplies, including via whole-building filtration units and reverse osmosis (“RO”) units to qualifying surrounding properties with private drinking water wells.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
On-site remediation	$197	$208
Off-site groundwater remediation	168	175
Total Fayetteville environmental remediation	$365	$383

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Current environmental remediation	$74	$76
Long-term environmental remediation	291	307
Total Fayetteville environmental remediation	$365	$383

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

At June 30, 2024 and December 31, 2023, the Company had $144 and $147 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of June 30, 2024 and December 31, 2023, the Company had $24 and $28, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $197 and $208 at June 30, 2024 and December 31, 2023, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company is in discussions with EPA regarding PFAS-related allegations at its sites, including the February 2019 NOV, and management believes a loss is reasonably possible, but not estimable at this time.

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,500 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court. In July 2024, the court dismissed the claims for products liability, deceptive trade practices and public nuisance.

As of June, 2024, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at June 30, 2024 and December 31, 2023, respectively, with respect to this indemnification.

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total number of shares purchased	—	1,271,741	—	1,657,741
Total amount for shares purchased	$—	$39	$—	$52
Average price paid per share	$—	$30.27	$—	$31.09

There were no share repurchases under the 2022 Share Repurchase Program for the three and six months ended June 30, 2024. Through June 30, 2024, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2024 was $441, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $5 and $7 for the three and six months ended June 30, 2024, respectively, and $3 and $7 for the three and six months ended June 30, 2023, respectively. The stock-based compensation expense for the six months ended June 30, 2024 includes $3 for modifications of the vested stock options granted to the former President and Chief Executive Officer and former Chief Financial Officer, partially offset by a $1 reduction in stock-based compensation expense related to negative discretion applied to certain vested Performance Share Units held by former members of senior management.

Stock Options

On May 8, 2024, the Company granted approximately 705,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's stock options is based on the Black-Scholes valuation model.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company's stock option awards granted during the six months ended June 30, 2024.

Six Months Ended June 30, 2024
Risk-free interest rate	4.45%
Expected term (years)	6.00
Volatility	49.02%
Dividend yield	3.64%
Fair value per stock option	$10.28

The Company recorded $2 and $5 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2024, respectively, and $2 and $4 for the three and six months ended June 30, 2023, respectively. At June 30, 2024, approximately 3,723,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2024, Chemours granted approximately 303,000 restricted stock units ("RSUs") to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours' common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $4 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2024, respectively, and $1 and $3 for the three and six months ended June 30, 2023, respectively. At June 30, 2024, approximately 1,098,000 RSUs remained outstanding.

Performance Share Units

On May 8, 2024, Chemours granted approximately 73,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded less than $1 of stock-based compensation expense specific to its PSUs for the three months ended June 30, 2024, and a net reversal of stock-based compensation expense of $3 for the six months ended June 30, 2024 based on its assessment of Company performance relative to award-based financial objectives. The Company recorded a net reversal of stock-based compensation expense of less than $1 specific to its PSUs for the three and six months ended June 30, 2023, respectively. At June 30, 2024, approximately 153,000 PSUs at 100% of the target amount remained non-vested.

Performance Stock Options

On May 8, 2024, the Company granted approximately 204,000 performance stock options (“PSOs”) to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the six months ended June 30, 2024.

Six Months Ended June 30, 2024
Risk-free interest rate	4.43%
Expected term (years)	6.09
Volatility	48.91%
Dividend yield	3.64%
Fair value per performance stock option (1)	$10.05
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 and $1 in stock-based compensation expense specific to its PSOs for the three and six months ended June 30, 2024, respectively, and less than $1 for both the three and six months ended June 30, 2023, respectively. At June 30, 2024, approximately 307,000 PSOs remained outstanding.

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive income (loss)	20	8	(107)	6	(73)
Balance at June 30, 2024	$20	$—	$(281)	$(86)	$(347)

Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive (loss) income	(17)	(12)	90	—	61
Balance at June 30, 2023	$2	$(6)	$(178)	$(100)	$(282)

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $208, and an average maturity of one month. At December 31, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252, and an average maturity of one month. Chemours recognized net gains of $3 and $1 for the three and six months ended June 30, 2024, respectively, and net losses of $1 and $7 for the three and six months ended June 30, 2023, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2024, the Company had 177 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $199, and an average maturity of five months. At December 31, 2023, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203, and an average maturity of four months. Chemours recognized pre-tax gains of $3 and $7 for the three and six months ended June 30, 2024, respectively, and pre-tax losses of $1 and $3 for the three and six months ended June 30, 2023, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2024, $1 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss. For the three and six months ended June 30, 2023, $1 and $7 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At June 30, 2024 and December 31, 2023, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized pre-tax gains of $1 and $5 for the three and six months ended June 30, 2024 within accumulated other comprehensive loss, respectively. No pre-tax gains or losses were recognized within accumulated other comprehensive loss for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, less than $1 and $1 of gains were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2023, $0 and $4 of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $1 of net pre-tax gain from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax gains of $13 and $27 for the three and six months ended June 30, 2024, respectively, and pre-tax losses of $10 and $23 for the three and six months ended June 30, 2023, respectively on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2024 and 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2024 and December 31, 2023.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2024	December 31, 2023
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	3	1
Total asset derivatives		$3	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	2	7
Total liability derivatives		$2	$11

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2024 and 2023.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	3
Interest rate swaps designated as a cash flow hedge	—	—	—	1
Euro-denominated debt designated as a net investment hedge	—	—	—	13

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(10)

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	7
Interest rate swaps designated as a cash flow hedge	—	1	—	5
Euro-denominated debt designated as a net investment hedge	—	—	—	27

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(7)	$—
Foreign currency forward contracts designated as a cash flow hedge	7	—	—	(3)
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(23)

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$(2)	$(2)	$(4)	$(4)
Interest cost	(3)	(4)	(7)	(7)
Expected return on plan assets	5	5	10	10
Amortization of actuarial loss	(2)	(2)	(4)	(4)
Amortization of prior service gain	1	1	1	1
Settlement gain	1	—	2	—
Total net periodic pension cost	$—	$(2)	$(2)	$(4)

Net gain	$—	$—	$3	$—
Amortization of actuarial loss	2	2	4	4
Amortization of prior service gain	(1)	(1)	(1)	(1)
Recognition of settlement gain	(1)	—	(2)	—
Effect of foreign exchange rates	1	(1)	2	(2)
Benefit recognized in other comprehensive income	1	—	6	1
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$1	$(2)	$4	$(3)

The Company made cash contributions of $3 and $7 to its defined benefit pension plans during the three and six months ended June 30, 2024, respectively, and $2 and $7 for the three and six months ended June 30, 2023, respectively. The Company expects to make additional cash contributions of $3 to its defined benefit pension plans during the remainder of 2024.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$604	$1,203
Restricted cash and restricted cash equivalents (1)	15	604
Cash, cash equivalents, restricted cash and restricted cash equivalents	$619	$1,807
(1)
At June 30, 2024, restricted cash and restricted cash equivalents balance includes insurance recoveries. At December 31, 2023, restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement (see “Note 16 – Commitments and Contingent Liabilities”).

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended June 30, 2024
Net sales to external customers	$673	$513	$339	$13	$1,538
Adjusted EBITDA	80	161	45	3
Depreciation and amortization	32	13	22	1	68

Three Months Ended June 30, 2023
Net sales to external customers	$707	$523	$387	$26	$1,643
Adjusted EBITDA	87	214	81	5
Depreciation and amortization	34	15	22	2	73

	Titanium Technologies	Thermal & Specialized Solutions	Advanced Performance Materials	Other Segment	Segment Total
Six Months Ended June 30, 2024
Net sales to external customers	$1,261	$961	$637	$28	$2,887
Adjusted EBITDA	150	312	75	5
Depreciation and amortization	63	26	43	2	134

Six Months Ended June 30, 2023
Net sales to external customers	$1,339	$1,009	$775	$56	$3,179
Adjusted EBITDA	156	399	165	15
Depreciation and amortization	68	31	43	4	146

Total Assets
June 30, 2024	$2,272	$1,445	$1,880	$98	$5,695
December 31, 2023	2,226	1,283	1,833	96	5,438

Corporate and Other depreciation and amortization expense amounted to $5 and $11 for the three and six months, respectively, in each of the periods ended June 30, 2024 and 2023. Corporate and Other total assets amounted to $1,554 and $2,813 at June 30, 2024 and December 31, 2023, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Titanium Technologies	$80	$87	$150	$156
Thermal & Specialized Solutions	161	214	312	399
Advanced Performance Materials	45	81	75	165
Other Segment	3	5	5	15
Segment Adjusted EBITDA	289	387	542	735
Corporate and Unallocated
Corporate expenses (1)	(77)	(63)	(132)	(107)
Unallocated Items:
Interest expense, net	(66)	(48)	(128)	(90)
Depreciation and amortization	(74)	(78)	(145)	(157)
Non-operating pension and other post-retirement employee benefit income	2	—	2	—
Exchange losses, net	(7)	(5)	(6)	(12)
Restructuring, asset-related, and other charges (Note 4)	(3)	1	(7)	(15)
Gain on sales of assets and businesses, net	—	—	3	—
Transaction costs (2)	(6)	—	(11)	—
Qualified spend recovery (3)	8	18	15	32
Litigation-related charges (4)	16	(644)	16	(645)
Environmental charges	—	(1)	—	(1)
Income (loss) before income taxes	$82	$(433)	$149	$(260)
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
For the three and six months ended June 30, 2024, transaction costs includes $6 and $11, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".
(4)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the six months ended June 30, 2024, litigation-related charges includes a $15 benefit from insurance recoveries. For the six months ended June 30, 2023, litigation-related charges includes the $592 accrual related to the United States Public Water System Class Action Suit Settlement plus $24 of third-party legal fees directly related to the settlement, $27 for other PFAS litigation matters, and $1 of other litigation matters.

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

We are a different kind of chemistry company. Our world-class product portfolio brings everyday convenience to virtually everything people touch in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders around the world through innovative and sustainable solutions, environmental leadership, community impact and making Chemours the greatest place to work for every employee. Our global workforce, with its deep and unmatched expertise, bring our chemistry to life, guided by five core values that form the bedrock foundation for how we operate (i) Safety – we are committed to protecting people and the environment; (ii) Integrity – we do what’s right; (iii) Partnership – we win through collaboration with the right internal and external partners; (iv) Ownership – we are each accountable for the company’s success; (v) Respect – we treat people well, include others, and value diverse perspectives.

The Chemours Company

Our core values, in unison with our company vision, underpin our commitment to our stakeholders to make chemistry as responsible as it is essential, and our commitment to sustainability cannot be separated from our growth strategy and vision.

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

Recent Developments

On May 31, 2024, as a result of the severe drought impacting much of Mexico, we announced our compliance with a request from the government to temporarily minimize water intake. This led to a pause in production at our Altamira Titanium Dioxide (TiO2) manufacturing facility to temporarily conserve water for the surrounding communities. Following the pause of production, on June 24, 2024, the Mexican government lifted its prior water intake restrictions, enabling us to resume normal operations at the titanium dioxide manufacturing facility. As a result, the Titanium Technologies segment incurred $8 million of costs in the second quarter of 2024, primarily due to the under absorption of plant fixed costs, which negatively impacted gross profit, net income, and segment Adjusted EBITDA.

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$1,538	$1,643	$2,887	$3,179
Cost of goods sold	1,232	1,233	2,294	2,401
Gross profit	306	410	593	778
Selling, general, and administrative expense	139	779	281	903
Research and development expense	26	28	53	54
Restructuring, asset-related, and other charges	3	(1)	7	15
Total other operating expenses	168	806	341	972
Equity in earnings of affiliates	11	13	23	25
Interest expense, net	(66)	(48)	(128)	(90)
Other (expense) income, net	(1)	(2)	2	(1)
Income (loss) before income taxes	82	(433)	149	(260)
Provision for (benefit from) income taxes	12	(57)	28	(30)
Net income (loss)	70	(376)	121	(230)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net income (loss) attributable to Chemours	$70	$(376)	$121	$(231)
Per share data
Basic earnings (loss) per share of common stock	$0.47	$(2.52)	$0.81	$(1.55)
Diluted earnings (loss) per share of common stock	0.46	(2.52)	0.81	(1.55)

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2024, compared with the same periods in 2023.

Change in net sales from prior period	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Price	(6)%	(5)%
Volume	1%	(3)%
Currency	—%	—%
Portfolio	(1)%	(1)%
Total change in net sales	(6)%	(9)%

Our net sales decreased by $105 million (or 6%) to $1.5 billion for the three months ended June 30, 2024, compared with net sales of $1.6 billion for the same period in 2023. The decrease in our net sales for the three months ended June 30, 2024 was primarily attributable to a decrease in price of 6%, and partially offset by an increase in volume of 1%. Price decreases were attributed to all of our business segments, primarily related to our Titanium Technologies and Advanced Performance Materials segments. Volume increases primarily related to both the Titanium Technologies and Thermal & Specialized Solutions segments. Unfavorable portfolio movements in our Other Segment added a headwind of 1% to our net sales. Currency was flat for the three months ended June 30, 2024 when compared to the same period in the prior year.

Our net sales decreased by $292 million (or 9%) to $2.9 billion for the six months ended June 30, 2024, compared with net sales of $3.2 billion for the same period in 2023. The decrease in our net sales for the six months ended June 30, 2024 was primarily attributable to a decrease in price of 5%, as well as a decrease in volume of 3%. Price decreases were attributed to all of our business segments, primarily related to our Titanium Technologies and Advanced Performance Materials segments. Volume decreases primarily related to the Advanced Performance Materials segment. Unfavorable portfolio movements in our Other Segment added a headwind of 1% to our net sales. Currency was flat for the three months ended June 30, 2024 when compared to the same period in the prior year.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $1 million (or less than 1%) and $107 million (or 4%) to $1.2 billion and $2.3 billion for three and six months ended June 30, 2024, respectively, compared with COGS of $1.2 billion and $2.4 billion for the same periods in 2023. Our COGS for the three months ended June 30, 2024 was relatively flat as higher sales volumes were largely offset by lower raw materials costs. The decrease in our COGS for the six months ended June 30, 2024 was driven by lower sales volumes and lower raw materials costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $640 million (or 82%) and $622 million (or 69%) to $139 million and $281 million for the three and six months ended June 30, 2024, respectively, compared with SG&A expense of $779 million and $903 million for the same periods in 2023. The decrease in our SG&A expense for the three and six months ended June 30, 2024 was primarily attributable to the litigation-related charges of $592 million recorded in the second quarter of 2023 related primarily to the U.S. public water system settlement agreement, along with lower performance-based compensation expenses in 2024. The decrease in our SG&A expense for the three and six months ended June 30, 2024 was partially offset by $11 million and $23 million, respectively, of costs incurred related to the Audit Committee internal review process, along with third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense decreased by $2 million (or 7%) and $1 million (or 2%) to $26 million and $53 million for the three and six months ended June 30, 2024, respectively, compared with R&D expense of $28 million and $54 million for the same periods in 2023. The decrease in our R&D expense for the three and six months ended June 30, 2024 was primarily driven by transformation initiatives within our Titanium Technologies business.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $4 million (or over 100%) and decreased by $8 million (or 53%) to $3 million and $7 million for the three and six months ended June 30, 2024, respectively, compared with restructuring, asset-related, and other charges of $(1) million and $15 million for the same periods in 2023. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2024 were primarily attributable to $4 million and $9 million, respectively, of decommissioning and other charges related to the Titanium Technologies Transformation Plan. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2023 were primarily attributable to charges of $16 million resulting from our decision to abandon implementation of a new enterprise resource planning ("ERP") software platform.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 15%) and $2 million (or 8%) to $11 million and $23 million for the three and six months ended June 30, 2024, respectively, compared with equity in earnings of affiliates of $13 million and $25 million for the same periods in 2023. The decrease in our equity in earnings of affiliates for the three and six months ended June 30, 2024 was primarily attributable to lower demand in the region where our investees operate.

Interest Expense, Net

Our interest expense, net increased by $18 million (or 38%) and $38 million (or 42%) to $66 million and $128 million for the three and six months ended June 30, 2024, respectively, compared with interest expense, net of $48 million and $90 million for the same periods in 2023. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following issuance of new term loans in August 2023, partially offset by higher interest income.

Other (Expense) Income, Net

Our other expense, net decreased by $1 million (or 50%) and our other income increased by $3 million (or over 100%) to other expense, net of $1 million and other income, net of $2 million for the three and six months ended June 30, 2024, respectively, compared with other expense, net of $2 million and $1 million for the same periods in 2023. The decrease in our other expense for the three months ended June 30, 2024 was primarily attributable to favorable changes in non-operating pension and other post-retirement employee benefit income. The increase in our other income for the six months ended June 30, 2024 was primarily attributable to the gain on sale of assets related to our previously owned facility in Gomez Palacio, Durango, Mexico and favorable changes in net exchange gains and losses.

Provision for (Benefit from) Income Taxes

We had a provision for income taxes of $12 million and a benefit from income taxes of $57 million for the three months ended June 30, 2024 and 2023, respectively, which represented effective tax rates of 15% and 13%, respectively. The $69 million increase in our provision for income taxes for the three months ended June 30, 2024 was primarily attributable to a one-time tax benefit of $88 million associated with the Settlement Agreement in the prior year. After excluding this one-time benefit, our provision for income taxes for the three months ended June 30, 2024 decreased over the prior year due to a decline in profitability and changes to our geographical mix of earnings. We continued to record the impact of the enactment of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") in the quarter, which was overall not material.

We had a provision for income taxes of $28 million and a benefit from income taxes of $30 million for the six months ended June 30, 2024 and 2023, respectively, which represented effective tax rates of 19% and 11%, respectively. The $58 million increase in our provision for income taxes for the six months ended June 30, 2024 was primarily attributable to the same factors discussed in the preceding paragraph.

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
•
(gains) losses on sales of assets and businesses; and,
•
other items not considered indicative of our ongoing operational performance and expected to occur infrequently including certain litigation related and environmental charges and Qualified Spend reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the Memorandum of Understanding (“MOU”) that were previously excluded from Adjusted EBITDA.

A reconciliation of Segment Adjusted EBITDA to the Company's consolidated income before income taxes for the three and six months ended June 30, 2024 and 2023 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$673	$707	$1,261	$1,339
Adjusted EBITDA	80	87	150	156
Adjusted EBITDA margin	12%	12%	12%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and six months ended June 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Price	(7)%	(7)%
Volume	3%	1%
Currency	(1)%	—%
Total change in segment net sales	(5)%	(6)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $34 million (or 5%) to $673 million for the three months ended June 30, 2024 compared with segment net sales of $707 million for the same period in 2023. The decrease in segment net sales for the three months ended June 30, 2024 was primarily attributable to a decrease in price of 7%. Volumes increased compared to the prior-year period by 3%, driven by stronger demand in Asia Pacific (excluding China) and North America, despite unplanned downtime at our Altamira, Mexico manufacturing site due to an extreme drought in the region. Unfavorable currency movements added a 1% headwind to the segment's net sales for the three months ended June 30, 2024 compared to the prior year.

Our Titanium Technologies segment’s net sales decreased by $78 million (or 6%) to $1.3 billion for the six months ended June 30, 2024, compared with segment net sales of $1.3 billion for the same period in 2023. The decrease in segment net sales for the six months ended June 30, 2024 was primarily attributable to a 7% price decrease. Volumes provided a 1% increase compared to the prior-year period, driven by stronger demand in Asia Pacific (excluding China). Currency was flat for the six months ended June 30, 2024 when compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $7 million (or 8%) to $80 million and Adjusted EBITDA margin was flat at 12% for three months ended June 30, 2024 compared with segment Adjusted EBITDA of $87 million and Adjusted EBITDA margin of 12% for the same period in 2023. For the six months ended June 30, 2024, segment Adjusted EBITDA decreased by $6 million (or 4%) to $150 million and Adjusted EBITDA margin was flat at 12% compared with segment Adjusted EBITDA of $156 million and Adjusted EBITDA margin of 12% for the same period in 2023. The decrease in segment Adjusted EBITDA during the three and six months ended June 30, 2024 was negatively impacted by the aforementioned decrease in price and the $8 million of second-quarter costs related to the unplanned weather-related downtime at our Altamira, Mexico manufacturing site as mentioned above. The decrease in segment Adjusted EBITDA for the three and six months ended June 30, 2024 was partially offset by the cost savings realized from the Titanium Technologies Transformation Plan.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$513	$523	$961	$1,009
Adjusted EBITDA	161	214	312	399
Adjusted EBITDA margin	31%	41%	32%	40%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and six months ended June 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Price	(4)%	(3)%
Volume	2%	(2)%
Currency	—%	—%
Total change in segment net sales	(2)%	(5)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $10 million (or 2%) to $513 million for the three months ended June 30, 2024, compared with segment net sales of $523 million for the same period in 2023. The decrease in segment net sales for the three months ended June 30, 2024 was primarily attributable to a decrease in price of 4%, partially offset by an increase in volume of 2%. The decrease in price was primarily related to weaker Freon™ Refrigerants portfolio pricing due to elevated hydrofluorocarbon ("HFC") inventory levels and a slower start to the cooling season. The decrease in price was partially offset by stronger Opteon™ Refrigerants portfolio pricing, consistent with stronger stationary adoption. The increase in volume was primarily due to higher demand within the OpteonTM Refrigerants portfolio as a result of continued stationary and automotive end-market adoption, along with propellant strength in the Foam, Propellants and Other portfolio. The increase in volume was partially offset by declines in the Freon™ Refrigerants portfolio. Currency was flat for the three months ended June 30, 2024 when compared to the same period in the prior year.

Our Thermal & Specialized Solutions segment’s net sales decreased by $48 million (or 5%) to $961 million for the six months ended June 30, 2024, respectively, compared with segment net sales of $1 billion for the same period in 2023. The decrease in segment net sales for the six months ended June 30, 2024 was primarily attributable to decreases in price of 3% and volume of 2%. Price decreases were primarily attributable to the same factors discussed in the preceding paragraph. Volumes decreased primarily due to declines in the Freon™ Refrigerants portfolio in connection with the step downs under the AIM Act and EU F-Gas regulation, partially offset by higher demand within the Opteon™ Refrigerants portfolio as a result of continued strong stationary and automotive end-market adoption. Currency was flat for the six months ended June 30, 2024 when compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2024, segment Adjusted EBITDA decreased by $53 million (or 25%) to $161 million and Adjusted EBITDA margin decreased by approximately 1,000 basis points to 31%, compared with segment Adjusted EBITDA of $214 million and Adjusted EBITDA margin of 41% for the same period in 2023. For the six months ended June 30, 2024, segment Adjusted EBITDA decreased by $87 million (or 22%) to $312 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 32%, compared with segment Adjusted EBITDA of $399 million and Adjusted EBITDA margin of 40% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2024 was primarily attributable to the aforementioned decrease in price related to the Freon™ Refrigerants portfolio, increased costs to secure additional near-term quota allowances and lower fixed cost absorption in our Freon™ Refrigerants portfolio. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin were partially offset by the aforementioned increases in volume within the OpteonTM Refrigerants portfolio as a result of continued stationary and automotive end-market adoption. For the six months ended June 30, 2024, the decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin were attributable to the aforementioned decrease in price related to the Freon™ Refrigerants portfolio, increased costs related to near-term quota allowances, lower fixed cost absorption and decrease in volumes within the Freon™ Refrigerants portfolio, partially offset by higher demand within the Opteon™ Refrigerants portfolio.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$339	$387	$637	$775
Adjusted EBITDA	45	81	75	165
Adjusted EBITDA margin	13%	21%	12%	21%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and six months ended June 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Price	(7)%	(6)%
Volume	(4)%	(11)%
Currency	(1)%	(1)%
Total change in segment net sales	(12)%	(18)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $48 million (or 12%) and $138 million (or 18%) to $339 million and $637 million for the three and six months ended June 30, 2024, respectively, compared with segment net sales of $387 million and $775 million for the same periods in 2023. The decrease in segment net sales for the three and six months ended June 30, 2024 was primarily attributable to decreases in volume of 4% and 11%, respectively, and price of 7% and 6% respectively. Volumes decreased primarily due to weaker demand in more economically sensitive and non-strategic end markets. Prices decreased primarily due to softer market dynamics and product mix. Unfavorable currency movements added a 1% headwind to the segment's net sales during both the three and six months ended June 30, 2024, when compared to the same periods in the prior year.

Our Performance Solutions portfolio’s net sales were $133 million and $245 million for the three and six months ended June 30, 2024, respectively, and $140 million and $284 million for the same periods in 2023. Our Advanced Materials portfolio’s net sales were $206 million and $392 million for the three and six months ended June 30, 2024, respectively, and $247 million and $491 million for the same periods in 2023.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2024, segment Adjusted EBITDA decreased by $36 million (or 44%) to $45 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 13%, compared with segment Adjusted EBITDA of $81 million and Adjusted EBITDA margin of 21% for the same period in 2023. For the six months ended June 30, 2024, segment Adjusted EBITDA decreased by $90 million (or 55%) to $75 million and Adjusted EBITDA margin decreased by approximately 900 basis points to 12%, compared with segment Adjusted EBITDA of $165 million and Adjusted EBITDA margin of 21% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2024 were primarily attributable to the aforementioned decreases in price and currency. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2024 were primarily attributable to the aforementioned decreases in price, along with lower volumes driving lower fixed cost absorption.

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

Corporate and Other costs increased by $14 million (or 22%) and $25 million (or 23%) to $77 million and $132 million for the three and six months ended June 30, 2024, respectfully, compared with Corporate and Other costs of $63 million and $107 million for the same periods in 2023. The increase in Corporate and Other costs for the three and six months ended June 30, 2024 was primarily attributable to costs associated with addressing material weaknesses in internal controls over financial reporting and the implementation of recommendations stemming from the Audit Committee Internal Review in 2024.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Corporate expenses	$(77)	$(63)	$(132)	$(107)
Unallocated items:
Interest expense, net	(66)	(48)	(128)	(90)
Depreciation and amortization	(74)	(78)	(145)	(157)
Non-operating pension and other post-retirement employee benefit income	2	—	2	—
Exchange losses, net	(7)	(5)	(6)	(12)
Restructuring, asset-related, and other charges (Note 4 to the Interim Consolidated Financial Statements)	(3)	1	(7)	(15)
Gain on sales of assets and business, net	—	—	3	—
Transaction costs (1)	(6)	—	(11)	—
Qualified spend recovery (2)	8	18	15	32
Litigation-related charges (3)	16	(644)	16	(645)
Environmental charges	—	(1)	—	(1)
Corporate expenses and unallocated items	$(207)	$(820)	$(393)	$(995)
(1)
For the three and six months ended June 30, 2024, transaction costs includes $6 million and $11 million, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(2)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities".
(3)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the three and six months ended June 30, 2024, litigation-related charges includes a $15 million benefit related to insurance recoveries. For the six months ended June 30, 2023, litigation-related charges includes the $592 million accrual related to the United States Public Water System Class Action Suit Settlement plus $24 million of third-party legal fees directly related to the settlement, $27 million for other PFAS litigation matters, and $1 million of other litigation matters.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of August 2025.

At June 30, 2024, we had total unrestricted cash and cash equivalents of $604 million, of which $432 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of June 30, 2024 was $852 million, net of $48 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At June 30, 2024, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

These working capital timing actions favorably impacted operating cash flows in the fourth quarters of 2023 and 2022 and had correspondingly adverse impacts on operating cash flows in the first quarters of 2024 and 2023. In the six months ended June 30, 2024, we incurred a net $895 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $289 million and $178 million, respectively. In the six months ended June 30, 2023, we incurred a net $57 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $261 million and $209 million, respectively. The working capital uses of cash in the six months ended June 30, 2024 were largely driven by, among other things, the payment of the accounts payable delayed from the prior fourth quarters and lower collections of accounts receivable due to efforts to accelerate those collections into the prior fourth quarters that impacted the first quarters of 2024 and 2023.

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least August of 2025.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the quarters ended June 30, 2024 and 2023, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $111 million and $78 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the six months ended June 30, 2024 and 2023, we accelerated the collection of approximately $128 million and $205 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. These actions improved our quarter end liquidity by approximately $74 million and $72 million, respectively, for the quarters ending on June 30, 2024 and 2023. See “Note 7 - Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

A substantial majority of the $432 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at June 30, 2024, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the six months ended June 30, 2024, we received approximately $259 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, share repurchases, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At June 30, 2024, our consolidated balance sheets include $580 million for environmental remediation liabilities, of which $127 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $127 million, $74 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.2 billion is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

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
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion, $13 million, of a supplemental payment owed to the State of Delaware and expect to pay these amounts in the second half of 2024 or in 2025. We have accrued litigation of $175 million at June 30, 2024, which is inclusive of the settlement agreements with Ohio and Delaware, of which $103 million is classified as current. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of August 2025. Our capital allocation strategy is consistent with our core values and our CRC goals and seeks to: (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.25 per share, amounting to approximately $150 million per year, and, on July 24, 2024, we announced our quarterly cash dividend of $0.25 per share for the third quarter of 2024. Under our 2022 Share Repurchase Program, as further discussed in Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds and in "Note 17 - Equity" in this Quarterly Report on Form 10-Q, we have remaining authority to repurchase $441 million of our outstanding common stock, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On June 3, 2024, Moody’s affirmed our Ba3 rating with stable outlook. On March 17, 2024, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges. Such charges could have a material adverse impact on our financial position, results of operations, or cash flows.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash used for operating activities	$(910)	$(57)
Cash used for investing activities	(171)	(157)
Cash used for financing activities	(94)	(147)

Operating Activities

We used $910 million and $57 million in cash flows for our operating activities during the six months ended June 30, 2024 and 2023, respectively. The increase in our operating cash outflows was primarily attributable to the release of the $592 million of cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, along with the unwinding of year end net working capital actions (discussed further in the "Liquidity and Capital Resources" section above).

Investing Activities

We used $171 million and $157 million in cash flows for our investing activities during the six months ended June 30, 2024 and 2023, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $175 million and $149 million, respectively.

Financing Activities

We used $94 million in cash flows for our financing activities during the six months ended June 30, 2024 which were primarily attributable to our capital allocation activities, resulting in $74 million of cash dividends and $14 million of net payments in connection with one of our supplier financing programs.

We used $147 million in cash flows for our financing activities during the six months ended June 30, 2023 which were primarily attributable to our capital allocation activities, resulting in $51 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $75 million of cash dividends.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at June 30, 2024 and December 31, 2023.

(Dollars in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$604	$1,203
Restricted cash and restricted cash equivalents	15	604
Accounts and notes receivable, net	896	610
Inventories	1,368	1,352
Prepaid expenses and other	54	66
Total current assets	$2,937	$3,835

Restricted cash and restricted cash equivalents decreased by $589 million (or 98%) to $15 million at June 30, 2024, compared with restricted cash and restricted cash equivalents of $604 million at December 31, 2023. The decrease in our restricted cash and restricted cash equivalents was primarily attributable to the release of the $592 million of cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement. This matter is further discussed in "Note 16 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our accounts and notes receivable, net increased by $286 million (or 47%) to $896 million at June 30, 2024, compared with accounts and notes receivable, net of $610 million at December 31, 2023. This increase in our accounts and notes receivable, net at June 30, 2024 was primarily attributable to higher sales in the second quarter of 2024 driving higher receivables when compared to the fourth quarter of 2023, along with the acceleration of receivables collections in the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2023. The increase in our accounts receivable, net was partially offset by increased utilization of our Securitization Facility.

Our inventories increased by $16 million (or 1%) to $1.4 billion at June 30, 2024, compared with inventories of $1.4 billion at December 31, 2023. The increase in our inventories at June 30, 2024 was primarily attributable to build-up of finished goods inventories in our Advanced Performance Materials businesses following maintenance activity in the fourth quarter of 2023. The increase in our inventories was partially offset by efforts to optimize inventory levels to the current demand environment within our Titanium Technologies business.

Our prepaid expenses and other decreased by $12 million (or 18%) to $54 million at June 30, 2024, compared with prepaid expenses and other of $66 million at December 31, 2023. The increases in our prepaid expenses and other was primarily due to decreases in prepaid insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2024 and December 31, 2023.

(Dollars in millions)	June 30, 2024	December 31, 2023
Accounts payable	$938	$1,159
Compensation and other employee-related costs	73	89
Short-term and current maturities of long-term debt	37	51
Current environmental remediation	127	129
Other accrued liabilities	382	1,058
Total current liabilities	$1,557	$2,486

Our accounts payable decreased by $221 million (or 19%) to $938 million at June 30, 2024 compared with accounts payable of $1.2 billion at December 31, 2023. The decrease in our accounts payable at June 30, 2024 was primarily attributable to the timing of vendor payments in the first quarter of 2024, resulting from efforts to delay payments to certain vendors in the fourth quarter of 2023, as well as a decrease in accounts payable resulting from lower planned maintenance activities compared to fourth quarter of 2023.

Our compensation and other employee-related costs decreased by $16 million (or 18%) to $73 million at June 30, 2024 compared with compensation and other employee-related costs of $89 million at December 31, 2023. The decrease in our compensation and other employee-related costs at June 30, 2024 was primarily attributable to decreased accruals for employee performance-based compensation following payout of 2023 employee performance-based compensation during the first quarter of 2024.

Our current environmental remediation remained largely unchanged at $127 million and $129 million at June 30, 2024 and December 31, 2023, respectively.

The Chemours Company

Our other accrued liabilities decreased by $676 million (or 64%) to $382 million at June 30, 2024 compared with other accrued liabilities of $1.1 billion at December 31, 2023. The decrease in our other accrued liabilities was primarily attributable to the derecognition of the accrued liabilities related to the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water system settlement agreement. This matter is further discussed in "Note 16 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

(Dollars in millions)	Six Months Ended June 30, 2024
Net sales	$1,982
Gross profit	298
Income before income taxes	2
Net income	4
Net income attributable to Chemours	4

(Dollars in millions)	June 30, 2024	December 31, 2023
Assets
Current assets (1,2,3)	$1,460	$2,013
Long-term assets (4)	3,247	3,302

Liabilities
Current liabilities (2)	1,604	$2,121
Long-term liabilities	4,867	4,931
(1)
Current assets includes $172 million and $395 million of cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively. Current assets at December 31, 2023 also includes $603 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement, respectively.
(2)
Current assets includes $401 million and $256 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2024 and December 31, 2023, respectively. Current liabilities includes $552 million and $285 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2024 and December 31, 2023, respectively.
(3)
As of June 30, 2024 and December 31, 2023, $131 million and $87 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets includes $148 million and $144 million of intercompany notes receivable from the Non-Guarantor Subsidiaries at June 30, 2024 and December 31, 2023, respectively.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at June 30, 2024 and December 31, 2023 include environmental remediation liabilities of $580 million and $590 million, respectively, relating to these matters, which, as discussed in further detail below, include $365 million and $383 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $730 million above the amount accrued at June 30, 2024. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2024 and December 31, 2023, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	June 30, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$30	$30
Fayetteville Works, Fayetteville, North Carolina	365	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	7	12
Washington Works, West Virginia	26	22
All other sites	111	102
Total environmental remediation	$580	$590

The five sites listed above represent 81% and 83% of our total accrued environmental remediation liabilities at June 30, 2024 and December 31, 2023, respectively. For these five sites, we expect to spend, in the aggregate, $171 million over the next three years. For all other sites, we expect to spend $62 million over the next three years.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3013(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $26 million and $22 million as of June 30, 2024 and December 31, 2023, respectively.

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

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million as of June 30, 2024 and December 31, 2023, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions. In May 2024, the SBTi approved Chemours’ near-term science-based emissions reduction targets. This includes our existing 2030 goal of a 60% absolute reduction and a new Scope 3 target of reducing emissions by 25% per ton of product by 2030.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $208 million, the fair value of which amounted to less than $1 million. At December 31, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 million, the fair value of which amounted to less than negative $1 million. We recognized net gains of $3 million and $1 million for the three and six months ended June 30, 2024, respectively, and net losses of $1 million and $7 million for the three and six months ended June 30, 2023, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2024, we had 177 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $199 million, the fair value of which amounted to $3 million. At December 31, 2023, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203 million, the fair value of which amounted to negative $2 million. We recognized pre-tax gains of $3 million and $7 million for the three and six months ended June 30, 2024, respectively, and pre-tax losses of $1 million and $3 million for the three and six months ended June 30, 2023, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2024, $1 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss. For the three and six months ended June 30, 2023, $1 million and $7 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax gains of $13 million and $27 million for the three and six months ended June 30, 2024, respectively, and pre-tax losses of $10 million and $23 million for the three and six months ended June 30, 2023, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2024 and December 31, 2023, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $2 million and negative $7 million, respectively. We recognized pre-tax gains of $1 million and $5 million for the three and six months ended June 30, 2024, respectively, within accumulated other comprehensive loss. No pre-tax gains or losses were recognized within accumulated other comprehensive loss during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, less than $1 million and $1 million of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2023, $0 million and $4 million of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, we determined that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2023. Those material weaknesses are described below and continued to exist as of June 30, 2024.

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

As of June 30, 2024, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, the CEO and CFO have concluded that these disclosure controls and procedures were not effective as of June 30, 2024.

Notwithstanding the material weaknesses, our CEO and CFO have concluded that the Company’s unaudited interim consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses have been identified as of December 31, 2023, and continue to exist as of June 30, 2024:

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

Remediation Efforts to Address the Material Weaknesses

We have undertaken a number of measures to directly address, or contribute to, the remediation of these material weaknesses and have made demonstrable progress as of June 30, 2024. We have established a Project Management Office (“PMO”) to monitor progress towards remediation and have also engaged external legal, accounting, financial and other consulting and professional services firms to assist senior management in the development and execution of a comprehensive remediation program.

With respect to maintaining effective controls regarding the evaluation and escalation of reports made through the Chemours Ethics Hotline, including controls regarding the escalation of certain reports to the General Counsel and Chair of the Audit Committee, the Company has reassessed and redesigned certain elements of its processes and procedures. With the recent retirement of its Chief Ethics & Compliance Officer, the Company has commenced a search to fill the position on a permanent basis. The Company has modified its processes and procedures with respect to managing ethics complaints, including establishing processes for the immediate escalation of matters involving Section 16 Officers to the General Counsel and Audit Committee Chair. Additionally, if a complaint implicates the General Counsel, the Ethics Hotline will automatically notify the Chief Audit Executive and the Chair of the Audit Committee. The Company is also in the process of conducting training to its compliance group and plans to develop and deliver additional tailored trainings on ethics and compliance matters to the entire Chemours community.

The Company has also completed certain enhancements of our policies, procedures, workflows, and training as it relates to the controls over verification of vendor master file changes with certified vendor contacts in order to prevent unauthorized cash disbursements.

While the enhancements above have been substantially completed, changes to internal control over financial reporting require operation for a sufficient period of time in order for management to evaluate and test the operating effectiveness of the internal controls over financial reporting. Management will continue to monitor and evaluate the effectiveness of these changes for a sufficient period of time prior to concluding that these controls are designed and operating effectively, and the material weaknesses can be considered remediated. The Company’s internal audit function is assessing and implementing procedures to monitor these updated processes.

The Chemours Company

With respect to the material weaknesses related to the failure to set an appropriate tone at the top and failure to design and maintain effective controls related to the information and communication component of the COSO Framework, the Company has made the following enhancements to our internal control over financial reporting:

•
On February 28, 2024, our board of directors placed former President and Chief Executive Officer Mark Newman, former Senior Vice President and Chief Financial Officer Jonathan Lock and Vice President, Controller and Principal Accounting Officer Camela Wisel on administrative leave pending completion of the Audit Committee Internal Review;
•
On February 28, 2024, our board of directors appointed Denise Dignam as Interim Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer (principal financial and accounting officer), and subsequently appointed Denise Dignam as President and Chief Executive Officer on March 22, 2024. On June 5, 2024, the Company announced it had appointed Shane Hostetter as Chief Financial Officer (principal financial and accounting officer), effective July 1, 2024;
•
Senior leadership has held multiple "All Hands" meetings in 2024 with employees, including holding Global Town Halls immediately following the issuance of the Company's 2023 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Additionally, senior leadership has disseminated company-wide and team-specific communications to explain the material weaknesses, extract key learnings for leaders, and emphasize our commitment to our core values, specifically Integrity;
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
•
Reinforced the Company’s expectation of ethical business practices via the annual, company-wide Ethics & Compliance training to educate executives and employees on our Code of Conduct, certify compliance, and outline the specific behaviors expected to fulfill our Integrity core value;
•
Enhanced our internal management representation letter process which serves as a mechanism for internal information sharing and supports, in part, our CEO’s and CFO’s certifications and accuracy of our financial statements. The Company has also provided mandatory training to respondents in order to facilitate the receipt of complete and accurate information;
•
Enhanced our Disclosure Committee process;
•
Enhanced our policies and protocols related to working capital management practices, including enhancing our communication of working capital management practices to our board of directors.

The Chemours Company

In addition to the above completed actions, we are in the process of designing and implementing the following enhancements to our internal control over financial reporting:

•
Executing the recommendations of the Audit Committee’s independent outside counsel as adopted and approved by the Audit Committee and the Board of Directors.
•
Executing a refresh of our corporate values and continuing to disseminate company-wide and team-specific communications to emphasize our commitment to our core values, specifically Integrity;
•
Enhancing our controls, policies, procedures, and training as it relates to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated and used in determining the accounting for significant transactions, contracting, and business developments which impact key assumptions used in the goodwill impairment assessment;
•
Providing additional training for employees and members of management to ensure that relevant information is appropriately communicated to personnel involved in the preparation of our consolidated financial statements or related disclosures; and
•
Conducting additional training for employees regarding the importance of the Company establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures, in order for information to be appropriately communicated to all relevant personnel involved in the preparation of our financial statements and disclosures.

As we continue to evaluate and work to improve our internal control over financial reporting and disclosure controls and procedures, we may decide to take additional measures to address control deficiencies or modify the remediation actions described above. We anticipate that the foregoing efforts and enhanced internal control over financial reporting, when implemented and tested for a sufficient period of time, will remediate the material weaknesses as described above.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chemours Company

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below relating to environmental matters, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Chemours Company

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, we continue to have active dialogue with the North Carolina Department of Environmental Quality (“NC DEQ”) and other stakeholders regarding potential remedies that are both economically and technologically feasible to achieve the objectives of the Consent Order (“CO”) and Addendum (“Addendum”) related to the discharge of HFPO Dimer Acid and PFAS from Fayetteville into the Cape Fear River, site surface water, groundwater, and air emissions. The Addendum establishes the procedure to implement specified remedial measures for reducing PFAS loadings from Fayetteville to the Cape Fear River, including construction of a barrier wall with a groundwater extraction system. The estimated liabilities of achieving the CO and Addendum objectives consist of several components, each of which may vary significantly and may exceed the recorded reserve estimates, which could be material.

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

The Chemours Company

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. We expect to receive future test orders, however the timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material. The draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is now expected to be proposed in September 2024.

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. In July 2024, the Third Circuit dismissed the Company’s petition for lack of subject matter jurisdiction, finding the health advisory was not a final agency action.

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

Our results of operations and financial condition could be seriously impacted by business disruptions, including environmental, weather, and natural disasters.

We and certain of our customers and suppliers have experienced business and/or supply chain disruptions, plant downtime, power outages, and other disruptions, caused by, among other things, environmental and natural disaster incidents. The nature of our business dictates that we maintain significant concentrations of physical assets, many of which are large users of water, in geographic locations which may be vulnerable to the impacts of climate change, including weather or geological events or natural disasters, such as, but not limited to, hurricanes, earthquakes, flood, prolonged droughts or wild fires (whether as a result of climate change or otherwise), significant changes in storm patterns and intensities, water shortages, increasing atmospheric and water temperatures, and rising sea levels. Such events could also seriously harm our operations, as well as the operations of our customers and suppliers, and accordingly, we continue to study the long-term implications of changing climate parameters on plant siting, operational issues, and water availability. For example, in June 2024, we had to temporarily pause production at our Altamira Titanium Dioxide manufacturing facility in Mexico for approximately three weeks due to severe drought conditions. We may experience similar type disruptions in the future, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.

Preparedness plans pertaining to the physical aspects of our business have been developed with detailed actions needed in the event of unforeseen events or severe weather. We also engineer our facilities to better withstand these events and hold insurance coverage to protect against losses from physical damages and related business interruptions. These measures have historically been in place, and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

Through June 30, 2024, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended June 30, 2024. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2024 was $441 million, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b501 trading arrangement during the Company's fiscal quarter ended June 30, 2024.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	August 1, 2024

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)