Form 10-Q
period 2024-09-30
Chemours Co
filed 2024-11-04
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 149,410,506 shares of common stock, $0.01 par value, outstanding at October 30, 2024.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,501	$1,487	$4,388	$4,666
Cost of goods sold	1,215	1,214	3,510	3,615
Gross profit	286	273	878	1,051
Selling, general, and administrative expense	135	165	416	1,067
Research and development expense	29	28	83	82
Restructuring, asset-related, and other charges	45	126	52	141
Goodwill impairment charge	56	—	56	—
Total other operating expenses	265	319	607	1,290
Equity in earnings of affiliates	11	13	34	38
Interest expense, net	(69)	(55)	(197)	(145)
Loss on extinguishment of debt	—	(1)	—	(1)
Other income, net	7	102	10	100
(Loss) income before income taxes	(30)	13	118	(247)
(Benefit from) provision for income taxes	(3)	1	24	(28)
Net (loss) income	(27)	12	94	(219)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net (loss) income attributable to Chemours	$(27)	$12	$94	$(220)
Per share data
Basic (loss) earnings per share of common stock	$(0.18)	$0.08	$0.63	$(1.47)
Diluted (loss) earnings per share of common stock	(0.18)	0.08	0.63	(1.47)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$(27)			$12
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(38)	$9	(29)	$35	$(8)	27
Unrealized (loss) gain on cash flow hedge	(12)	3	(9)	7	(1)	6
Reclassifications to net income - cash flow hedge	(1)	—	(1)	1	—	1
Hedging activities, net	(51)	12	(39)	43	(9)	34
Cumulative translation adjustment	36	—	36	(80)	—	(80)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	(2)	1	(1)	(1)	—	(1)
Curtailment gain	—	—	—	10	(1)	9
Effect of foreign exchange rates	(3)	—	(3)	4	—	4
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	3	(1)	2
Amortization of prior service gain	—	—	—	(1)	—	(1)
Settlement gain	(1)	—	(1)	—	—	—
Defined benefit plans, net	$(4)	$1	(3)	$15	$(2)	13
Other comprehensive loss			(6)			(33)
Comprehensive loss			(33)			(21)
Comprehensive loss attributable to Chemours			$(33)			$(21)

	Nine Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$94			$(219)
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(11)	$3	(8)	$13	$(3)	10
Unrealized gain on cash flow hedge	—	—	—	5	(1)	4
Reclassifications to net income - cash flow hedge	(3)	1	(2)	(9)	1	(8)
Hedging activities, net	(14)	4	(10)	9	(3)	6
Cumulative translation adjustment	(71)	—	(71)	9	—	9
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	1	—	1	(1)	—	(1)
Curtailment gain	—	—	—	10	(1)	9
Effect of foreign exchange rates	(1)	—	(1)	2	—	2
Reclassifications to net income:
Amortization of actuarial loss	6	(1)	5	7	(2)	5
Amortization of prior service gain	(1)	—	(1)	(2)	—	(2)
Settlement gain	(2)	—	(2)	—	—	—
Defined benefit plans, net	$3	$(1)	2	$16	$(3)	13
Other comprehensive (loss) income			(79)			28
Comprehensive income (loss)			15			(191)
Less: Comprehensive income attributable to non-controlling interests			—			1
Comprehensive income (loss) attributable to Chemours			$15			$(192)

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$596	$1,203
Restricted cash and restricted cash equivalents	20	604
Accounts and notes receivable, net	951	610
Inventories	1,438	1,352
Prepaid expenses and other	75	66
Total current assets	3,080	3,835
Property, plant, and equipment	9,545	9,412
Less: Accumulated depreciation	(6,372)	(6,196)
Property, plant, and equipment, net	3,173	3,216
Operating lease right-of-use assets	254	260
Goodwill	46	102
Other intangible assets, net	3	3
Investments in affiliates	190	158
Restricted cash and restricted cash equivalents	50	—
Other assets	667	677
Total assets	$7,463	$8,251
Liabilities
Current liabilities:
Accounts payable	$1,069	$1,159
Compensation and other employee-related cost	89	89
Short-term and current maturities of long-term debt	53	51
Current environmental remediation	119	129
Other accrued liabilities	447	1,058
Total current liabilities	1,777	2,486
Long-term debt, net	3,988	3,987
Operating lease liabilities	196	206
Long-term environmental remediation	448	461
Deferred income taxes	41	44
Other liabilities	354	328
Total liabilities	6,804	7,512
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,282,108 shares issued and 149,392,660 shares outstanding at September 30, 2024; 197,519,784 shares issued and 148,587,397 shares outstanding at December 31, 2023)	2	2
Treasury stock, at cost (48,889,448 shares at September 30, 2024 and 48,932,387 at December 31, 2023)	(1,805)	(1,806)
Additional paid-in capital	1,050	1,033
Retained earnings	1,763	1,782
Accumulated other comprehensive loss	(353)	(274)
Total Chemours stockholders’ equity	657	737
Non-controlling interests	2	2
Total equity	659	739
Total liabilities and equity	$7,463	$8,251

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2023	196,759,211	$2	48,529,521	$(1,790)	$1,014	$1,864	$(282)	$2	$810
Common stock issued - compensation plans	(16,576)	—	—	—	1	(1)	—	—	—
Exercise of stock options, net	601,734	—	—	—	9	—	—	—	9
Purchases of treasury stock, at cost	—	—	450,667	(17)	—	—	—	—	(17)
Stock-based compensation expense	—	—	—	—	6	—	—	—	6
Net income	—	—	—	—	—	12	—	—	12
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(33)	—	(33)
Balance at September 30, 2023	197,344,369	$2	48,980,188	$(1,807)	$1,030	$1,837	$(315)	$2	$749

Balance at July 1, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,828	$(347)	$2	$725
Common stock issued - compensation plans	80,353	—	—	—	—	—	—	—	—
Exercise of stock options, net	59,993	—	—	—	1	—	—	—	1
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(27)	—	—	(27)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Balance at September 30, 2024	198,282,108	$2	48,889,448	$(1,805)	$1,050	$1,763	$(353)	$2	$659

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,170	$(343)	$—	$1,107
Common stock issued - compensation plans	836,031	—	—	—	1	(1)	—	—	—
Exercise of stock options	1,132,528	—	—	—	18	—	—	—	18
Purchases of treasury stock, at cost	—	—	2,108,408	(69)	—	—	—	—	(69)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(18)	—	—	—	(18)
Net (loss) income	—	—	—	—	—	(220)	—	1	(219)
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(112)	—	—	(112)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	28	—	28
Balance at September 30, 2023	197,344,369	$2	48,980,188	$(1,807)	$1,030	$1,837	$(315)	$2	$749

Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,782	$(274)	$2	$739
Common stock issued - compensation plans	322,350	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options	439,974	—	—	—	8	—	—	—	8
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	—	94	—	—	94
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(112)	—	—	(112)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(79)	—	(79)
Balance at September 30, 2024	198,282,108	$2	48,889,448	$(1,805)	$1,050	$1,763	$(353)	$2	$659

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$94	$(220)
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	223	233
Gain on sales of assets and businesses	(3)	(106)
Equity in earnings of affiliates, net	(31)	(32)
Loss on extinguishment of debt	—	1
Amortization of debt issuance costs and issue discounts	9	6
Deferred tax benefit	(34)	(137)
Asset-related charges	25	89
Stock-based compensation expense	12	13
Net periodic pension cost	2	8
Defined benefit plan contributions	(9)	(9)
Other operating charges and credits, net	(9)	(15)
Goodwill impairment	56	—
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(348)	(212)
Inventories and other current operating assets	(91)	71
Other non-current operating assets	48	59
(Decrease) increase in operating liabilities:
Accounts payable	(95)	(333)
Other current operating liabilities	(624)	660
Other non-current operating liabilities	4	(2)
Cash (used for) provided by operating activities	(771)	74
Cash flows from investing activities
Purchases of property, plant, and equipment	(251)	(235)
Proceeds from sales of assets and businesses	3	138
Foreign exchange contract settlements, net	—	(8)
Other investing activities	2	6
Cash used for investing activities	(246)	(99)
Cash flows from financing activities
Proceeds from issuance of debt	—	648
Debt repayments	(13)	(277)
Payments of debt issuance cost	—	(4)
Payments on finance leases	(9)	(8)
Proceeds from supplier financing program	67	70
Payments to supplier financing program	(80)	(72)
Purchases of treasury stock, at cost	—	(69)
Proceeds from exercised stock options, net	8	18
Payments related to tax withholdings on vested stock awards	(3)	(18)
Payments of dividends to the Company's common shareholders	(112)	(112)
Cash received from non-controlling interest shareholder	—	1
Other financing activities	21	—
Cash (used for) provided by financing activities	(121)	177
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(3)	(9)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,141)	143
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	1,807	1,304
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$666	$1,447

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$92	$76

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include refrigerants, titanium dioxide (“TiO2”) pigment, and industrial fluoropolymer resins. Chemours manages and reports its operating results through its three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation.

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

Audit Committee Internal Review

On February 29, 2024, the Company announced that it needed additional time to complete its year-end reporting process, including its review of internal control over financial reporting as of December 31, 2023, and for the Audit Committee of the Board of Directors (the “Audit Committee”) to complete a related internal review (the “Audit Committee Internal Review”). The scope of the Audit Committee Internal Review included, among other things, reviewing (i) the process for reviewing reports made to the Chemours Ethics Hotline; (ii) the Company’s practice for managing working capital, including the related impact on metrics within the Company’s incentive plans; and (iii) certain non-GAAP metrics included in filings made with the Securities and Exchange Commission or otherwise publicly released, and related disclosures.

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

Further discussion related to the Audit Committee Internal Review is included under the heading "Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements" within "Note 18 - Commitments and Contingent Liabilities".

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revision of Previously Issued Financial Statements

During the financial close process for the fourth quarter of 2023, the Company identified certain immaterial errors impacting previously issued financial statements beginning as of March 31, 2017, and subsequent annual and quarterly reporting periods through September 30, 2023. Specifically, the Company identified errors relating to the following: 1) the financial statement presentation of a supplier financing program. Management determined that the liabilities associated with the supplier financing program were incorrectly classified as accounts payable, rather than short-term and current maturities of long-term debt, in the consolidated balance sheets. Based on the fact that the paying agent extends the Company's payment date beyond the vendor's original payment terms, it was concluded that the program was more akin to a debt-like arrangement. Correspondingly, cash flows associated with this supplier financing arrangement were incorrectly presented as operating activities in the consolidated statements of cash flows when they should have been presented as gross financing activities; 2) the classification of certain inventory charges of $8 associated with the decommissioning of the Kuan Yin, Taiwan manufacturing facility which were incorrectly recorded as restructuring, asset-related, and other charges instead of cost of goods sold within the consolidated statement of operations in the third quarter of 2023 and 3) the recording of $10 of decommissioning costs associated with the Kuan Yin, Taiwan manufacturing facility and the related liability not previously recorded in the September 30, 2023 interim financial statements.

The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The impact of the revisions to the quarterly period ended September 30, 2023 are presented in the tables below.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation, the effect of which was not material to the Company’s consolidated financial statements. For the previously issued quarterly financial statements ended September 30, 2023, the changes in accounts payable, other current operating liabilities, and non-current operating liabilities, which had been originally reported as part of Accounts payable and other operating liabilities are now separately reported in individual line items in the Interim Consolidated Statements of Cash Flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Interim Consolidated Statements of Operations

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Interim Consolidated Statements of Cash Flows

	Nine months ended September 30, 2023
					As revised
	As reported	Revised	As revised	Reclassification	and reclassified
Net loss	$(212)	$(8)	$(220)	$—	$(220)
Cash flows from operating activities:
(Decrease) increase in operating liabilities:
Deferred tax benefit	$(135)	$(2)	$(137)	$—	$(137)
Accounts payable and other liabilities	$313	$12	$325	$(325)	$—
Accounts payable	$—	$—	$—	$(333)	$(333)
Other current operating liabilities	$—	$—	$—	$660	$660
Non-current operating liabilities	$—	$—	$—	$(2)	$(2)
Cash used for operating activities	$72	$2	$74	$—	$74

Cash flows from financing activities:
Proceeds from supplier financing programs	$—	$70	$70	$—	$70
Payments to supplier financing program	$—	$(72)	$(72)	$—	$(72)
Cash (used for) provided by financing activities	$179	$(2)	$177	$—	$177

Insurance Recoveries

The Interim Consolidated Statements of Operations for the three and nine month periods ended September 30, 2024 include a pre-tax benefit of $5 and $20, respectively, for insurance proceeds within selling, general and administrative expenses, net of third-party legal expenses of $1 and $6, respectively. The Company recorded $20 in restricted cash and restricted cash equivalents at September 30, 2024 representing its estimated interest in the escrow account established for these insurance proceeds.

The proceeds were recovered over a period of more than four years beginning in the second quarter 2020. Of the amounts recorded in the Interim Consolidated Statement of Operations for the nine month period ended September 30, 2024, $13 relates to amounts collected prior to January 1, 2024 which were recorded in the second quarter of 2024 and $4 relates to amounts collected during the first quarter of 2024, of which $2 was recorded in each of the second quarter and third quarter of 2024. The Company assessed the materiality of these out-of-period adjustments on current and prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements and are not expected to be material to the current annual financial statements.

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

Note 3. Acquisitions and Divestitures

Divestitures

In June 2023, the Company entered into a definitive agreement with PureTech Scientific Inc. to sell the Company's Glycolic Acid business, included in the Company's Other Segment for cash consideration of approximately $137 (the "Glycolic Acid Transaction"). The Company completed the sale on August 1, 2023, and received net cash proceeds of $138. Upon completion of the Glycolic Acid Transaction, the Company also recorded a net pre-tax gain on sale of $106 in other income, net in the Consolidated Statements of Operations. Cash proceeds received were reflected in the "Cash flows from investing activities" section of the Consolidated Statements of Cash Flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 4. Net Sales

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$248	$250	$816	$843
Titanium Technologies	270	273	789	812
Advanced Performance Materials	125	126	375	424
Other Segment	9	11	27	51
Total North America	652	660	2,007	2,130
Asia Pacific:
Thermal & Specialized Solutions	55	42	147	151
Titanium Technologies	178	186	495	513
Advanced Performance Materials	138	133	370	423
Other Segment	3	3	8	10
Total Asia Pacific	374	364	1,020	1,097
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	98	85	293	291
Titanium Technologies	126	123	381	403
Advanced Performance Materials	69	69	201	228
Other Segment	2	3	5	11
Total Europe, the Middle East, and Africa	295	280	880	933
Latin America (2):
Thermal & Specialized Solutions	59	59	166	160
Titanium Technologies	105	108	275	301
Advanced Performance Materials	16	15	39	43
Other Segment	—	1	1	2
Total Latin America	180	183	481	506
Total net sales	$1,501	$1,487	$4,388	$4,666
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales by product group and segment
OpteonTM refrigerants	$205	$170	$631	$565
FreonTM refrigerants	146	170	493	581
Foam, propellants, and other	109	96	298	299
Total Thermal & Specialized Solutions	460	436	1,422	1,445
Titanium dioxide and other minerals	679	690	1,940	2,029
Total Titanium Technologies	679	690	1,940	2,029
Advanced materials	208	214	600	705
Performance solutions	140	129	385	413
Total Advanced Performance Materials	348	343	985	1,118
Performance chemicals and intermediates	14	18	41	74
Total Other Segment	14	18	41	74
Total net sales	$1,501	$1,487	$4,388	$4,666

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Contract assets:
Accounts receivable - trade, net (Note 8)	$825	$509
Contract liabilities:
Deferred revenue	$12	$16
Customer rebates (Note 15)	65	78

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2024 were not significant. For the three and nine months ended September 30, 2024, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2024, Chemours had $299 of remaining performance obligations. The Company expects to recognize approximately 10% of its remaining performance obligations as revenue in 2024, approximately 37% as revenue in 2025, approximately 27% as revenue in 2026 and approximately 26% as revenue in 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2024 are also excluded.

Note 5. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and nine months ended September 30, 2024 and 2023.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended September 30, 2024
Employee separation charges
2024 Restructuring Program	$—	$—	$13	$—	$5	$18
Total employee separation charges	—	—	13	—	5	18
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	(1)	—	—	—	(1)
Total decommissioning and other charges	—	(1)	3	—	—	2
Total restructuring and other charges	—	(1)	16	—	5	20
Asset-related charges:
2024 Restructuring Program	—	—	25	—	—	25
Total asset-related charges	—	—	25	—	—	25
Total restructuring, asset-related, and other charges	$—	$(1)	$41	$—	$5	$45

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Nine Months Ended September 30, 2024
Employee separation charges:
2024 Restructuring Program	$—	$—	$13	$—	$5	$18
Titanium Technologies Transformation Plan		(1)	—	—	—	(1)
2023 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	(1)	12	—	5	16
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	8	—	—	—	8
Total decommissioning and other charges	—	8	3	—	—	11
Total restructuring and other charges	—	7	15	—	5	27
Asset-related charges:
2024 Restructuring Program	—	—	25	—	—	25
Total asset-related charges	—	—	25	—	—	25
Total restructuring, asset-related, and other charges	$—	$7	$40	$—	$5	$52

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Three Months Ended September 30, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$—	$20	$—	$—	$—	$20
2023 Restructuring Program	—	—	4	—	2	6
2022 Restructuring Program	—	—	—	—	(1)	(1)
Total employee separation charges	—	20	4	—	1	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	23	—	—	—	23
Total decommissioning and other charges	—	23	—	—	—	23
Total restructuring and other charges	—	43	4	—	1	48
Asset-related charges:
Titanium Technologies Transformation Plan	—	77	—	—	1	78
Total asset-related charges	—	77	—	—	1	78
Total restructuring, asset-related, and other charges	$—	$120	$4	$—	$2	$126

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Nine Months Ended September 30, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$—	$20	$—	$—	$—	$20
2023 Restructuring Program	—	—	4	—	2	6
2022 Restructuring Program	—	—	(1)	—	(1)	(2)
ERP Implementation Charges	—	—	—	—	1	1
Total employee separation charges	—	20	3	—	2	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	23	—	—	—	23
ERP Implementation Charges	—	—	—	—	4	4
Total decommissioning and other charges	—	23	—	—	4	27
Total restructuring and other charges	—	43	3	—	6	52
Asset-related charges:
Titanium Technologies Transformation Plan	—	77	—	—	1	78
ERP Implementation Charges	—	—	—	—	11	11
Total asset-related charges	—	77	—	—	12	89
Total restructuring, asset-related, and other charges	$—	$120	$3	$—	$18	$141

2024 Restructuring Program

In the third quarter of 2024, management initiated certain transformation initiatives principally within the Advanced Performance Materials business and certain Corporate functions to capture operational and commercial synergies and cost optimization. As part of these efforts, during the third quarter of 2024, the Company initiated additional cost savings programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, during the three and nine months ended September 30, 2024, the Company recorded charges of $46, consisting of non-cash asset related charges of $25, employee separation charges of $18 and other charges of $3. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the second half of 2025. The $25 of asset related charges are based on decisions made in the third quarter of 2024 primarily related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of a strategic asset footprint transformation analysis within the Advanced Performance Materials business. The Company also expects to incur decommissioning and other charges of approximately $3 through 2026 which will be recognized as period costs as incurred.

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

As a result, during the three and nine months ended September 30, 2024, the Company recorded charges of $(1) and $8 of decommissioning, dismantling and other charges related to Kuan Yin, inclusive of a reduction in certain contract termination costs. Through September 30, 2024, the Company has recorded total charges of approximately $127, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning, dismantling and other charges of $21. The associated severance payments began in the fourth quarter 2023 and are expected to be substantially completed in the first quarter of 2025. Further, the Company expects to incur additional charges of up to $5 for dismantling and removal activities, which will be expensed as incurred, that are expected to be offset by scrap recoveries.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded from inception through September 30, 2024. The employee separation and related payments are expected to be substantially completed in the fourth quarter of 2024. During the nine months ended September 30, 2024, the Company made total cash payments of $41 associated with the Titanium Technologies Transformation Plan, inclusive of severance payments, decommissioning, and other third-party fees.

2023 Restructuring Program

In addition to the Titanium Technologies plan, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through September 30, 2024, the Company has recorded cumulative employee separation charges of $3. The severance costs were recognized as follows: $1 in Advanced Performance Materials and $2 in Corporate. The program and related severance payments were substantially completed in the third quarter of 2024.

2022 Restructuring Program

Management initiated a severance program in 2022 that was largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. From inception through September 30, 2024, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $8 and the related payments were substantially completed in the fourth quarter of 2023.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2024.

	2024 Restructuring Program	Titanium Technologies Transformation Plan	2023 Restructuring Program	Total
Balance at December 31, 2023	$—	$10	$4	$14
Charges to income	18	(1)	(1)	16
Payments	(4)	(7)	(3)	(14)
Balance at September 30, 2024	$14	$2	$—	$16

With respect to the $14 of contract termination liabilities associated with the Titanium Technologies Transformation Plan, the Company paid $7 and as such, at September 30, 2024 the Company had $7 remaining as an outstanding liability. There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at September 30, 2024 and December 31, 2023.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 6. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Leasing, contract services, and miscellaneous income	$4	$4	$5	$11
Royalty income (1)	1	2	4	5
Gain on sales of assets and businesses, net	—	106	3	106
Exchange losses, net (2)	—	(9)	(6)	(21)
Non-operating pension and other post-retirement employee benefit income (cost) (3)	2	(1)	4	(1)
Total other income, net	$7	$102	$10	$100
(1)
Royalty income is primarily from technology licensing.
(2)
Exchange losses, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)
Non-operating pension and other post-retirement employee benefit income (cost) represents the non-service component of net periodic pension income.

Note 7. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Chemours	$(27)	$12	$94	$(220)
Denominator:
Weighted-average number of common shares outstanding - basic	149,697,616	148,623,633	149,383,146	148,929,580
Dilutive effect of the Company’s employee compensation plans (1)	—	1,562,005	735,880	—
Weighted-average number of common shares outstanding - diluted	149,697,616	150,185,638	150,119,026	148,929,580

Basic (loss) earnings per share of common stock (2)	$(0.18)	$0.08	$0.63	$(1.47)
Diluted (loss) earnings per share of common stock (1) (2)	(0.18)	0.08	0.63	(1.47)
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 482,579 and 1,753,788 potentially dilutive securities is excluded from the calculation for the three months ended September 30, 2024 and nine months ended September 30, 2023, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings (loss) per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average number of stock options	3,047,186	1,325,972	2,028,213	1,305,941

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 8. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Accounts receivable - trade, net (1)	$825	$509
VAT, GST, and other taxes (2)	103	81
Other receivables (3)	23	20
Total accounts and notes receivable, net	$951	$610
(1)
Accounts receivable - trade, net includes trade notes receivable of $4 and less than $1 and is net of allowances for doubtful accounts of $2 and $2 at September 30, 2024 and December 31, 2023, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, insurance recoveries and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 18 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $5 and $7 for the three and nine months ended September 30, 2024, and $2 and $3 for the three and nine months ended September 30, 2023, respectively.

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

Note 9. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Finished products	$926	$770
Semi-finished products	272	255
Raw materials, stores, and supplies	622	709
Inventories before LIFO adjustment	1,820	1,734
Less: Adjustment of inventories to LIFO basis	(382)	(382)
Total inventories	$1,438	$1,352

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $868 and $920 (or 48% and 53%, respectively) of inventories before the LIFO adjustments at September 30, 2024 and December 31, 2023, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 10. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Equipment	$7,855	$7,652
Buildings	1,145	1,180
Construction-in-progress	420	450
Land	89	94
Mineral rights	36	36
Property, plant, and equipment	9,545	9,412
Less: Accumulated depreciation	(6,372)	(6,196)
Total property, plant, and equipment, net	$3,173	$3,216

Property, plant, and equipment, net included gross assets under finance leases of $97 and $100 at September 30, 2024 and December 31, 2023.

Depreciation expense amounted to $78 and $223 for the three and nine months ended September 30, 2024, respectively and $74 and $225 for the three and nine months ended September 30, 2023, respectively.

Note 11. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company's goodwill by segment for the nine months ended September 30, 2024:

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Total
Balance at December 31, 2023	$33	$13	$56	$—	$102
Goodwill impairment	—	—	(56)	—	(56)
Balance at September 30, 2024	$33	$13	$—	$—	$46

Chemours consists of four operating segments: Thermal & Specialized Solutions, Titanium Technologies, Advanced Performance Solutions, and Performance Chemicals & Intermediates (included in Other Segment). The Company defines its reporting units as operating units or one level below its operating segments. The Company completes its annual goodwill impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill or long-lived assets are impaired.

The total accumulated goodwill impairment losses included in the Company's goodwill balance at September 30, 2024 and December 31, 2023 amounted to $56 and $0.

During the third quarter of 2024, the Company reviewed recently released third-party industry projections, which for hydrogen now reflect lower end-market demand as well as slower market growth through 2030 and a more uncertain long-term growth trajectory beyond 2030. In response to these negative market outlook developments as well as increased commercial headwinds due to limited cyclical end-markets recovery and competitive intensity, the Company has revised its financial projections for the Advanced Performance Materials business which includes reductions to its investment plans. The Company concluded that these market developments, as well as the Company's revised financial projections to reflect these events, represented a triggering event for the Company's Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group, during the third quarter of 2024. As a result of this conclusion, the Company completed an interim impairment assessment as of August 31, 2024 for its Advanced Performance Materials reporting unit and the related asset group.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company concluded that the undiscounted cash flows exceeded the carrying value of the long-lived assets, and that an impairment did not exist. In completing an interim quantitative goodwill impairment test, the Company compared the reporting unit's fair value to its carrying value in order to determine if an impairment charge was warranted. The fair value of the Company's Advanced Performance Materials reporting unit was determined by using a combination of discounted cash flow models (a form of the income approach) and the guideline public company method (a form of the market approach). These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions and internal forecasts of future business performance that are based on short- and long-term revenue growth rates, EBITDA margins and prospective financial information surrounding the future cash flows of the reporting unit. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector. As a result of the analysis performed, the Company concluded that the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $56, which is recorded within “Goodwill impairment charge” on the Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets by major class at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$8	$(5)	$3	$13	$(10)	$3
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(22)	—	22	(22)	—
Patents	13	(13)	—	13	(13)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	6	(6)	—	10	(10)	—
Total other intangible assets	$54	$(51)	$3	$63	$(60)	$3
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was less than $1 for both the three and nine months ended September 30, 2024, respectively, and $2 and $8 for three and nine months ended September 30, 2023, respectively. Less than $1 of pre-tax amortization expense is estimated annually for 2024, 2025, 2026, 2027, 2028 and 2029. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

Note 12. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $30 and $95 for the three and nine months ended September 30, 2024, respectively, and $35 and $118 for the three and nine months ended September 30, 2023, respectively. Purchases from the Company’s equity method investees amounted to $88 and $217 for the three and nine months ended September 30, 2024, respectively and $52 and $169 for the three and nine months ended September 30, 2023, respectively. Dividends received from the equity method investees were $0 for both the three and nine months ended September 30, 2024, and $0 and $3 for the three and nine months ended September 30, 2023, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 13. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Capitalized repair and maintenance costs	$176	$230
Pension assets (1)	69	57
Deferred income taxes	333	303
Miscellaneous (2)	89	87
Total other assets	$667	$677
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

Note 14. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Trade payables	$1,037	$1,134
VAT and other payables	32	25
Total accounts payable	$1,069	$1,159

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

The outstanding payment obligations at September 30, 2024 and December 31, 2023 were $154 and $197, respectively. At September 30, 2024 and December 31, 2023, $141 and $170 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $13 and $27 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 15. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Accrued litigation (1)	$114	$713
Asset retirement obligations (2)	14	18
Income taxes	20	28
Customer rebates	65	78
Accrued interest	47	18
Operating lease liabilities	53	55
Miscellaneous (3)	134	148
Total other accrued liabilities	$447	$1,058
(1)
At September 30, 2024 and December 31, 2023, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At September 30, 2024, accrued litigation also includes an accrual related to the Ohio MDL. At December 31, 2023, accrued litigation also includes $592 for the United States Public Water System Settlement. Refer to “Note 18 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 17 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability, and other miscellaneous expenses.

Note 16. Debt

The following table sets forth the components of the Company’s debt at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,059	$1,067
Tranche B-3 euro term loan due August 2028 (€415 at September 30, 2024 and December 31, 2023)	462	457
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2024 and December 31, 2023)	491	485
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
Finance lease liabilities	49	58
Financing obligation (1)	90	92
Supplier financing obligation (2)	13	27
Other	16	—
Total debt principal	4,078	4,084
Less: Unamortized issue discounts	(20)	(25)
Less: Unamortized debt issuance costs	(17)	(21)
Less: Short-term and current maturities of long-term debt	(53)	(51)
Total long-term debt, net	$3,988	$3,987
(1)
At September 30, 2024 and December 31, 2023, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At September 30, 2024 and December 31, 2023, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 14 – Accounts Payable" for further details.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the “Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”). The Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “Euro Term Loan”) (collectively, the “Term Loans”). In connection with the refinancing activities that took place in the third quarter of 2023, the Company received proceeds of $367, net of original issue discount and bank fees of $32. The proceeds of the Term Loans were primarily used to prepay, in full, all outstanding amounts under the April 2018 Credit Agreement, which amounted to $764 for the dollar term loan and €333 for the euro term loan, fees and expenses related therewith, and to fund the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval (see "Note 18 – Commitments and Contingent Liabilities"). The Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term Secured Overnight Financing Rate ("SOFR") plus 3.50%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. The Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 4.00%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances. The Credit Agreement is subject to a springing maturity in the event that the senior unsecured notes due in May 2026 are not redeemed, repaid, modified, and/or refinanced within the 91-day period prior to their maturity date.

No borrowings were outstanding under the Revolving Credit Facility at September 30, 2024 and December 31, 2023. The Company made term loan repayments under the Credit Agreement of $3 and $8 during the three and nine months ended September 30, 2024, respectively. Chemours also had $49 and $48 in letters of credit issued and outstanding under the Revolving Credit Facility at both September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 8.3% and 7.3%, respectively. Also, at September 30, 2024, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

Accounts Receivable Securitization Facility

The Company, through a wholly owned special purpose entity (“SPE”), maintains an amended and restated receivables purchase agreement dated March 9, 2020, which was amended on March 5, 2021 and further amended on November 24, 2021 and March 23, 2023 (the “Amended Purchase Agreement”). Pursuant to the Amended Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2024, the Company received $365 and $1,053, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $375 and $1,091, respectively, of incremental accounts receivable. During the three and nine months ended September 30, 2023 , the Company received $398 and $1,079, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $372 and $1,079, respectively, of incremental accounts receivable The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $110 and $87 at September 30, 2024 and December 31, 2023, respectively. The Company incurred $1 of fees associated with the Securitization Facility during both the three and nine months ended September 30, 2024 and 2023. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the quarter ended September 30, 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the nine months ended September 30, 2024, the Company made principal payments of $5 to the financing company, and the remaining $16 is to be repaid within the next twelve months.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Maturities

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
Remainder of 2024	$3	$3	$2	$13	$5	$26
2025	11	14	7	—	11	43
2026	502	11	7	—	—	520
2027	505	9	7	—	—	521
2028	2,269	9	7	—	—	2,285
Thereafter	620	8	129	—	—	757
Total payments	3,910	54	159	13	16	4,152
Less: Imputed interest	—	(5)	(69)	—	—	(74)
Total principal maturities on debt	$3,910	$49	$90	$13	$16	$4,078

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

As of September 30, 2024, the first significant long-term debt outstanding which matures is the €441 ($491) senior unsecured notes due May 2026. It is the Company’s expectation that it will refinance this amount prior to maturity, though there can be no assurances that it will be able to complete this refinancing on attractive terms at a given point in time, or at all.

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy. The carrying value of the financed insurance premiums approximate their fair value based on the short-term nature and maturity.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,059	$1,061	$1,067	$1,068
Tranche B-3 euro term loan due August 2028 (€415 at September 30, 2024 and December 31, 2023)	462	463	457	451
Senior unsecured notes:
4.000% due May 2026 (€441 at September 30, 2024 and December 31, 2023)	491	488	485	480
5.375% due May 2027	495	485	495	485
5.750% due November 2028	783	745	783	745
4.625% due November 2029	620	557	620	547
Other	16	—	—	—
Total senior debt principal	3,926	$3,799	3,907	$3,776
Less: Unamortized issue discounts	(20)		(25)
Less: Unamortized debt issuance costs	(17)		(21)
Total senior debt, net	$3,889		$3,861

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Employee-related costs (1)	$72	$75
Accrued litigation (2)	87	73
Asset retirement obligations (3)	79	67
Miscellaneous (4)	116	113
Total other liabilities	$354	$328
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 18 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $93 and $85 when combined with the current portion at September 30, 2024 and December 31, 2023, respectively (see “Note 15 – Other Accrued Liabilities”). During the nine months ended September 30, 2024, the Company incurred $10 in asset retirement obligations. Reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material during the nine months ended September 30, 2024.
(4)
Miscellaneous includes accrued indemnification liabilities of $27 and $30 at September 30, 2024 and December 31, 2023, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

Note 18. Commitments and Contingent Liabilities

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

The following table sets forth the components of the Company’s accrued litigation at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Asbestos	$39	$39
PFOA (1)	55	26
PFAS (2)	83	712
All other matters	24	9
Total accrued litigation	$201	$786
(1)
PFOA includes matters under the "PFOA" section within this “Note 18 – Commitments and Contingent Liabilities”.
(2)
PFAS includes matters under the "PFAS" section within this “Note 18 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2024 and December 31, 2023.

	Balance Sheet Location	September 30, 2024	December 31, 2023
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 15)	$114	$713
Long-term accrued litigation	Other liabilities (Note 17)	87	73
Total accrued litigation		$201	$786

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $2,000 is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $26 and $75 during the three and nine months ended September 30, 2024, and $35 and $112 during the three and nine months ended September 30, 2023 respectively, excluding litigation-related settlements.

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

As part of the MOU, the parties established an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which was recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2023. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time. During 2023, $209 was drawn by Chemours from the escrow account to fund a portion of the U.S public water system class action suit settlement, which remained in escrow in a qualified settlement and was recognized as restricted cash and restricted cash equivalents on the Company's consolidated balance sheets at December 31, 2023. With the Effective date of such settlement being reached, Chemours no longer maintains its reversionary interest to the underlying restricted funds within the Water District Settlement Fund and, as such, the restricted cash and cash equivalents and the associated accrued liabilities were derecognized in the second quarter of 2024. Further discussion related to the U.S public water system class action suit settlement is included under the heading “United States Public Water System Class Action Suit Settlement and Related Opt-Outs” within this “Note 18 – Commitments and Contingent Liabilities”.

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at September 30, 2024 and December 31, 2023, the Company had $50 and $0 deposited into the escrow account, respectively.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL. In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company will receive approximately $23 of the settlement as it will be allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Accordingly, during the quarter ended September 30, 2024, the Company recognized a $23 gain within selling, general, and administrative expense in the Interim Consolidated Statements of Operations.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At September 30, 2024 and December 31, 2023, there were approximately 800 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

At September 30, 2024 and December 31, 2023, Chemours had accruals of $39 related to these matters, respectively.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2024 and December 31, 2023, there were 21 and 20 cases pending against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At September 30, 2024 and December 31, 2023, Chemours maintained an accrual of $55 and $26, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2024, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $55 and $26 accrued at September 30, 2024 and December 31, 2023, respectively.

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

Concurrently with the First MDL Settlement, EID and Chemours agreed to a limited sharing of potential future PFOA costs (i.e. “Indemnifiable Losses”, as defined in the Separation Agreement between EID and Chemours) for a period of five years. The cost-sharing agreement entered concurrently with the First MDL Settlement has been superseded by the binding MOU addressing certain PFAS matters and costs. For more information on this matter refer to “Memorandum of Understanding (the “MOU”) with DuPont, Corteva and EID” within this “Note 18 – Commitments and Contingent Liabilities”.

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

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of September 30, 2024, 44 plaintiffs purporting to be Leach class members have filed personal injury cases. Trial was scheduled to start in September 2024 for two plaintiffs, with a second trial scheduled to start in March 2025 for two plaintiffs. Prior to the start of the first trial in September, EID and Chemours entered into an agreement in principle with counsel representing MDL plaintiffs providing for settlement for all filed and pending cases in the MDL as well as additional pre-suit claims.  The Ohio MDL court has ordered the parties to file a joint status report on November 4, 2024 unless a stipulation of dismissal is filed before then, and the parties’ discussions on a settlement continue with the term sheet being finalized. As of September 30, 2024, based on the status of ongoing settlement discussions between the parties and the plaintiffs' counsel, the Company recorded an accrual for $29 for this matter.

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

Fayetteville Works, Fayetteville, North Carolina

For information regarding the Company’s ongoing litigation and environmental remediation matters at Fayetteville, refer to “Fayetteville Works, Fayetteville, North Carolina” under the “Environmental Overview” within this “Note 18 – Commitments and Contingent Liabilities”.

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 6,800 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

For non-water provider cases in the AFFF MDL (approximately 6,100), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases is to be completed on December 2024 and Tier 2 discovery for Group 2 cases is to be completed in March 2025. An initial Tier 2 Group A trial date has been set for October 6, 2025. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

In July 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging that plaintiff was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear and AFFF. Plaintiffs seek both compensatory and punitive damages. Chemours has not yet been served in this matter.

In September 2024, a matter was filed in New Jersey state court against EIDP, DuPont de Nemours, Chemours and other defendants alleging personal injury due to exposure to AFFF-related PFAS in drinking water.

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

In August 2024, a claim was filed in the Manitoba Court of King's Bench (Winnipeg Centre) by the Muskoday First Nation against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as Indian Bands as defined under Canadian law. Plaintiff alleges that “any water, fish, and game they obtain from the reserve is contaminated with PFAS” by PFAS and PFAS-containing products, such as AFFF, that were allegedly manufactured, used, transported, processed, or sold by defendants near their water sources. The claim seeks compensatory and punitive damage.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2024, a civil claim was filed in the Superior Court of Ontario against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all persons in Canada who own property with a well and whose well contains PFAS. Plaintiff alleges that their well as the wells of class members were contaminated by PFAS and PFAS-containing products, such as AFFF, that were allegedly manufactured, used, transported, processed, or sold by defendants near their water sources. The claim seeks compensatory and punitive damages.

In September 2024, a civil claim was filed in the Supreme Court of British Columbia in Canada against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all persons in Canada who currently own property with a well, and whose well water contains PFAS. Plaintiff alleges that their well, and the wells of class members, were contaminated by PFAS and PFAS-containing products, such as AFFF, that were allegedly manufactured, used, transported, processed, or sold by defendants near their water sources. The claim seeks compensatory and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

On January 3, 2024, the Court-appointed Notice Administrator for the settlement submitted a declaration regarding objections to the settlement and opt-outs, and on February 6, 2024, it submitted an updated report to the Court regarding its further review of the submitted opt-outs. The Notice Administrator identified that, based on his then February 2024 review as done in accordance with the Court's guidance, opt-outs had been received from approximately 1,000 of the 14,167 listed potential Class members. In addition to those opt-outs, the Notice Administrator stated that he also received requests for exclusion from approximately 300 additional entities that were not on the list of Class members. The Court issued an order providing that the deadline for entities to withdraw a previously submitted opt-out was March 1, 2024, which was subsequently extended to March 15, 2024 by the Court. The Notice Administrator’s determinations are not dispositive of the validity of opt-outs, which may be subject to judicial review and the Notice Administrator also continues to review the opt-outs for whether they were proper or duplicative.

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

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the U.S. District Court of South Carolina Multi-district litigation and approximately 85 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of September 30, 2024 and December 31, 2023 as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, as well as the matters described in "Litigation and Other matters related to Fayetteville” within this “Note 18 – Commitments and Contingent Liabilities”, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

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

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement, and this matter is expected to proceed to trial in March 2025.

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023 the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding.

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

In April 2024, the Board of Water and Sewer Commissioners of the City of Mobile, Alabama filed suit in Alabama state court against certain defendants, including Chemours, DuPont and Corteva. The complaint alleges negligence, nuisance, trespass and wantonness through disposal of construction materials made with PFAS allegedly supplied by defendants, to the local landfill, which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Mobile seeks compensatory damages as well as expenses, potential lost profits, punitive damages, and attorneys’ fees. Mobile also seeks an injunction requiring defendants to remove PFAS from the water supply. Mobile filed to opt out of the Public Water Class Action Settlement. In October 2024, the Court dismissed Plaintiff’s complaint in its entirety for failure to state a claim as well as lack of standing.

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

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions.

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

In August 2024, the City of Irondale, Alabama (“Irondale”) filed a lawsuit in Alabama state court against multiple defendants, including Chemours. Plaintiff alleges that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated plaintiff's water systems. Irondale disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation as of December 31, 2023 and September 30, 2024, and is expected to be paid in 2024 or 2025.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva, which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation as of December 31, 2023 and September 30, 2024, and is expected to be paid in 2024 or 2025.

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. As of September 2024, these settlements have all been paid consistent with prior reserves in the matters. Upon settlement completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters.

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

In Ohio federal court, a putative class action ("Hardwick") was filed in October 2018 against several defendants including 3M, EID and Chemours seeking class action status for U.S. residents having a detectable level of PFAS in their blood serum. The complaint seeks declaratory and injunctive relief, including the establishment of a “PFAS Science Panel”. In March 2022, the court granted in part and denied in part the plaintiff’s class certification and certified a class covering anyone subject to Ohio laws having minimal levels of PFOA plus at least one other PFAS in their blood. The court requested further briefing on whether the class should be extended to include other states that recognize the claims for relief filed in the action. The defendants, including EID and Chemours, jointly filed a petition to appeal the class certification decision and in September 2022 the petition was granted. During the fourth quarter of 2023, the Court dismissed the class action against 3M, EID, Chemours and the other defendants. In December, 2023, the plaintiff filed a petition for reconsideration and for rehearing en banc with the 6th Circuit. In January 2024, the 6th Circuit denied the request for rehearing. In March 2024, the case was dismissed. In June 2024, Hardwick refiled a putative national class action in federal court in Ohio against 3M, DuPont, and the Company. The refiled Hardwick suit seeks class status for all those in the United States who have 2 ppb or more of “C8 (PFOA and PFOS combined)” in their blood and who are subject to the laws of a state that recognizes medical monitoring. The complaint alleges negligence, battery and conspiracy and seeks equitable, declaratory, and injunctive relief including medical monitoring overseen by a court-appointed independent science panel. The complaint does not seek monetary damages or personal injury. In October 2024, defendants filed a motion to dismiss the matter.

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

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seek compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In Missouri, in April 2024, a putative class action was filed in federal court against several defendants including 3M, EID, Corteva, DuPont, and Chemours alleging responsibility for PFAS contamination in drinking water and the environment in Portageville, Missouri. The putative class of residents alleges negligence, nuisance and strict liability. The complaint also alleges personal injury and property damages and seeks medical monitoring, abatement and compensatory and punitive damages. In August 2024, the case was dismissed against EID and Chemours for lack of personal jurisdiction.

In April 2024, three defendants in a 2022 Massachusetts federal court putative class action alleging PFAS contamination and related in part to the Massachusetts Natural Fertilizer Company Site, The Newark Group, Seaman Paper Company and Otter Farm, Inc., filed cross claims against the Company, DuPont, Corteva, EID and other defendants, including John Doe defendants, for the sole purpose of pleading and protecting any claims for indemnity or contribution they may have against the cross claim defendants, if they are found liable in the underlying putative class action. In October 2024, the Court disallowed the cross claims which ends the matter as to the Company.

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

In September 2024, a civil claim was filed in the Supreme Court of British Columbia in Canada against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all resident persons or entities in Canada who purchased carpeting treated with PFAS-containing products through a retailer or distributor before January 1, 2020 and had it installed in a building still owned by such persons or entities and who have not removed the carpeting. The complaint seeks compensatory and punitive damages.

In September 2023, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia where plaintiff’s husband was a firefighter. Plaintiff alleges that repeated and extensive exposure to PFAS resulted in her husband’s brain cancer. The complaint seeks compensatory and punitive damages.

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages.

In September 2024 a putative national class action was filed in federal court in Minnesota against 3M, EIDP and Chemours related to PFAS in carpet. Violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. In June 2024 the Company and the Municipalities signed a Letter of Intent (LOI) that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of this liability was included in Accrued Litigation at December 31, 2023 and was reclassified to Accrued Environmental Remediation as of September 30, 2024 based on the remediation plan to be implemented as part of the LOI. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussion with the municipalities.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. In April 2024 NJDEP submitted to the court a letter declaring that the parties had reached an impasse in the mediation. A case management schedule was entered by the court in May 2024, with the Chambers Works and Pompton Lakes matter being active and the other two matters being administratively terminated without prejudice. In August 2024, Third Amended Complaints were filed in the Chambers Works and Pompton Lakes Works matters. Discovery is ongoing in the two active matters and pretrial papers are due for the Chambers Works matter in May 2025, with trial to begin in June 2025. In June 2024, Carneys Point Township filed a motion to intervene in such matter seeking to bring counterclaims against both the State of New Jersey and defendants, including Chemours, related to natural resource damages, remediation funding sources, ISRA penalties, off-site remediation and lost property taxes.

Chemours believes that the January 2022 motion as directed to it is not supported by applicable law and the RFS sought by NJ DEP is not an appropriate estimate of remedial cost for the Chambers Works site and, subject to the discussions regarding overall remediation costs under “Environmental Overview” within this "Note 18 – Commitments and Contingent Liabilities", management believes that a loss is reasonably possible, but not estimable at this time, due to various reasons, including that the motion is in its early stages and there are significant factual issues and legal questions to be resolved.

EID requested that Chemours defend and indemnify it in these matters. Chemours has accepted the indemnity and defense of EID while reserving rights and declining EID’s demand as to matters involving other EID entities, as well as ISRA and fraudulent transfer, subject to the terms of the MOU.

PFOA and PFAS Summary

With the exception of the individual matters specifically noted otherwise above, management believes that it is reasonably possible that the Company could incur losses related to PFOA and/or PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations, financial position, or cash flows are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. The Company has made SEC filings and issued press releases related to the Audit Committee Internal Review. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and in June 2024 received a subpoena from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In April 2024, June 2024, July 2024, August 2024 and October 2024, the Company received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of loss, if any, as the matters are in their early stages with significant issues to be resolved, including, for certain matters, whether a claim will be made.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company has incurred less than $1 and $1 of costs for these indemnification agreement requests during the three and nine months ended September 30, 2024, respectively. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of September 30, 2024 and December 31, 2023 as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at September 30, 2024 and December 31, 2023 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	September 30, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$31	$30
Fayetteville Works, Fayetteville, North Carolina (1)	356	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	—	12
Washington Works, West Virginia	26	22
All other sites	113	102
Total environmental remediation	$567	$590
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 18 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current environmental remediation	$119	$129
Long-term environmental remediation	448	461
Total environmental remediation	$567	$590

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $710 above the amount accrued at September 30, 2024. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. The draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is now expected to be proposed in the fourth quarter of 2024.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The petitioners filed opening briefs in October 2024 and briefing will continue to March 2025. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia and Chambers Works, Deepwater, New Jersey as of September 30, 2024 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Chemours incurred environmental remediation expenses of $15 and $42 for the three and nine months ended September 30, 2024, respectively, and $20 and $50 for the three and nine months ended September 30, 2023, respectively, of which $4 and $14 for the three and nine months ended September 30, 2024, respectively, and $4 and $18 for the three and nine months ended September 30, 2023, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
On-site remediation	$192	$208
Off-site groundwater remediation	164	175
Total Fayetteville environmental remediation	$356	$383

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Current environmental remediation	$67	$76
Long-term environmental remediation	289	307
Total Fayetteville environmental remediation	$356	$383

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

At September 30, 2024 and December 31, 2023, the Company had $164 and $147 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of September 30, 2024 and December 31, 2023, the Company had $22 and $28, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $192 and $208 at September 30, 2024 and December 31, 2023, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated carbon usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,600 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

In addition to natural resource damages matter filed by the State of North Carolina (as discussed within the “PFAS” section of this “Note 18 – Commitments and Contingent Liabilities”), in September 2020, three additional lawsuits were filed in North Carolina state court against Chemours and EID, as well as other defendants. One of the lawsuits is a putative class action on behalf of residents who are served by the Cape Fear Public Water utility, alleges negligence, nuisance, and other claims related to the release of perfluorinated compounds from Fayetteville, and seeks compensatory and punitive damages and medical monitoring. The other two lawsuits were filed on behalf of individuals residing near Fayetteville and allege negligence, nuisance, and other claims related to the release of perfluorinated compounds. The individuals seek compensatory property damages, punitive damages, and, in some cases, medical monitoring. All three lawsuits allege fraudulent transfer against EID and other EID entities, but not against Chemours. In October 2020, the cases were removed to federal court and then the two lawsuits filed on behalf of individuals were remanded back to state court.

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

As of September, 2024, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Environmental Matters

On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. The agency asserts that under Regulation (EU) 2024/573, which repealed and replaced Regulation 517/2014 in February 2024, such compounds are subject to the F-gas quota system. The Company is reviewing the assertion and believes it is not possible at this time to reasonably assess the outcome of this matter or to estimate the loss or range of loss, if any, as the matter is in its early stages with significant issues to be evaluated.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at September 30, 2024 and December 31, 2023, respectively, with respect to this indemnification.

Note 19. Equity

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total number of shares purchased	—	450,667	—	2,108,408
Total amount for shares purchased	$—	$17	$—	$69
Average price paid per share	$—	$37.60	$—	$32.48

There were no share repurchases under the 2022 Share Repurchase Program for the three and nine months ended September 30, 2024. Through September 30, 2024, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2024 was $441, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 20. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $5 and $12 for the three and nine months ended September 30, 2024, respectively, and $6 and $13 for the three and nine months ended September 30, 2023, respectively. The stock-based compensation expense for the nine months ended September 30, 2024 includes $3 for modifications of the vested stock options granted to the former President and Chief Executive Officer and former Chief Financial Officer, partially offset by a $1 reduction in stock-based compensation expense related to negative discretion applied to certain vested Performance Share Units held by former members of senior management.

Stock Options

On May 8, 2024, the Company granted approximately 705,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company's stock option awards granted during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024
Risk-free interest rate	4.45%
Expected term (years)	6.00
Volatility	49.02%
Dividend yield	3.64%
Fair value per stock option	$10.28

The Company recorded $1 and $7 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2024, respectively, and $2 and $6 for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, approximately 3,400,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2024, Chemours granted approximately 430,000 restricted stock units ("RSUs") to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours' common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $4 and $7 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2024, respectively, and $4 and $6 for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, approximately 1,076,000 RSUs remained outstanding.

Performance Share Units

On May 8, 2024, Chemours granted approximately 73,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company recorded less than $1 of stock-based compensation expense specific to its PSUs for the three months ended September 30, 2024, and a net reversal of stock-based compensation expense of $3 for the nine months ended September 30, 2024 respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded less than $1 of stock-based compensation expense specific to its PSUs for both the three and nine months ended September 30, 2023, respectively. At September 30, 2024, approximately 121,000 PSUs, at 100% of the target amount, remained non-vested.

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

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the nine months ended September 30, 2024.

Nine Months Ended September 30, 2024
Risk-free interest rate	4.43%
Expected term (years)	6.09
Volatility	48.91%
Dividend yield	3.64%
Fair value per performance stock option (1)	$10.05
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 and $1 in stock-based compensation expense specific to its PSOs for the three and nine months ended September 30, 2024, respectively, and less than $1 and $1 for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, approximately 284,000 PSOs remained outstanding.

Note 21. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive (loss) income	(8)	(2)	(71)	2	(79)
Balance at September 30, 2024	$(8)	$(10)	$(245)	$(90)	$(353)

Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive income (loss)	10	(4)	9	13	28
Balance at September 30, 2023	$29	$2	$(259)	$(87)	$(315)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2024, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $153, and an average maturity of one month. At December 31, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252, and an average maturity of one months. Chemours recognized a net gain of $1 and a net loss of $5 for the three and nine months ended September 30, 2024, respectively, and net losses of $1 and $8 for the three and nine months ended September 30, 2023, respectively, in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2024, the Company had 182 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214, and an average maturity of four months. At December 31, 2023, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203, and an average maturity of four months. Chemours recognized a pre-tax loss of $6 and a pre-tax gain of less than $1 for the three and nine months ended September 30, 2024, respectively, and pre-tax gains of $7 and $5 for the three and nine months ended September 30, 2023, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2024, $1 and $2 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2023, $1 of loss and $5 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At September 30, 2024 and December 31, 2023, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized pre-tax losses of $6 and less than $1 for the three and nine months ended September 30, 2024 within accumulated other comprehensive loss, respectively. No pre-tax gains or losses were recognized within accumulated other comprehensive loss for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, less than $1 and $1 of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2023, $0 and $4 of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $38 and $11 for the three and nine months ended September 30, 2024, respectively, and pre-tax gains of $35 and $13 for the three and nine months ended September 30, 2023, respectively on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2024 and 2023.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2024 and December 31, 2023.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2024	December 31, 2023
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 8)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 8)	—	1
Total asset derivatives		$—	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 15)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 15)	3	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 15)	8	7
Total liability derivatives		$11	$11

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2024 and 2023.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	Income, Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(6)
Interest rate swaps designated as a cash flow hedge	—	—	—	(6)
Euro-denominated debt designated as a net investment hedge	—	—	—	(38)

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	7
Euro-denominated debt designated as a net investment hedge	—	—	—	35

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	Income, Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	—
Interest rate swaps designated as a cash flow hedge	—	1	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(11)

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(8)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	5
Interest rate swaps designated as a cash flow hedge	—	4	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	13

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$(2)	$(2)	$(6)	$(7)
Interest cost	(3)	(4)	(9)	(11)
Expected return on plan assets	6	5	16	15
Amortization of actuarial loss	(2)	(3)	(6)	(7)
Amortization of prior service gain	—	1	1	2
Settlement gain	1	—	2	—
Total net periodic pension cost	$—	$(3)	$(2)	$(8)

Net (loss) gain	$(2)	$(1)	$1	$(1)
Amortization of actuarial loss	2	3	6	7
Amortization of prior service gain	—	(1)	(1)	(2)
Recognition of settlement gain	(1)	—	(2)	—
Curtailment gain	—	10	—	10
Effect of foreign exchange rates	(3)	4	(1)	2
(Cost) benefit recognized in other comprehensive income	(4)	15	3	16
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(4)	$12	$1	$8

The Company made cash contributions of $2 and $9 to its defined benefit pension plans during both the three and nine months ended September 30, 2024 and 2023, respectively. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2024.

Note 24. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$596	$1,203
Restricted cash and restricted cash equivalents (1)	70	604
Cash, cash equivalents, restricted cash and restricted cash equivalents	$666	$1,807
(1)
At September 30, 2024, restricted cash and restricted cash equivalents balance includes $50 of cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. At September 30, 2024, restricted cash and restricted cash equivalents balance also includes $20 of insurance recoveries, which is classified as a current asset. At December 31, 2023, restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement (see “Note 18 – Commitments and Contingent Liabilities”).

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 25. Segment Information

Chemours operates through its three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Company’s Performance Chemicals and Intermediates business is included in Other Segment.

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

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Segment Total
Three Months Ended September 30, 2024
Net sales to external customers	$460	$679	$348	$14	$1,501
Adjusted EBITDA	141	85	39	3
Depreciation and amortization	13	35	23	1	72

Three Months Ended September 30, 2023
Net sales to external customers	$436	$690	$343	$18	$1,487
Adjusted EBITDA	162	69	68	2
Depreciation and amortization	15	34	21	1	71

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Segment Total
Nine Months Ended September 30, 2024
Net sales to external customers	$1,422	$1,940	$985	$41	$4,388
Adjusted EBITDA	453	235	113	8
Depreciation and amortization	39	99	66	3	207

Nine Months Ended September 30, 2023
Net sales to external customers	$1,445	$2,029	$1,118	$74	$4,666
Adjusted EBITDA	561	226	233	18
Depreciation and amortization	47	101	64	5	217

Total Assets
September 30, 2024	$1,539	$2,303	$1,829	$94	$5,765
December 31, 2023	1,283	2,226	1,833	96	5,438

Corporate and Other depreciation and amortization expense amounted to $6 and $16 for the three and nine months ended September 30, 2024, respectively, and $5 and $16 for the three and nine months ended September 30, 2023, respectively. Corporate and Other total assets amounted to $1,698 and $2,813 at September 30, 2024 and December 31, 2023, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated (loss) income before income taxes for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Thermal & Specialized Solutions	$141	$162	$453	$561
Titanium Technologies	85	69	235	226
Advanced Performance Materials	39	68	113	233
Other Segment	3	2	8	18
Segment Adjusted EBITDA	268	301	809	1,038
Corporate and Unallocated
Corporate expenses (1)	(57)	(54)	(187)	(164)
Unallocated Items:
Interest expense, net	(69)	(55)	(197)	(145)
Depreciation and amortization	(78)	(76)	(223)	(233)
Non-operating pension and other post-retirement employee benefit income (cost)	2	(1)	4	(1)
Exchange losses, net	—	(9)	(6)	(21)
Restructuring, asset-related, and other charges (Note 5)	(43)	(127)	(51)	(142)
Goodwill impairment charge (Note 11)	(56)	—	(56)	—
Inventory write-offs (2)	—	(36)	—	(36)
Loss on extinguishment of debt	—	(1)	—	(1)
Gain on sales of assets and businesses, net (Note 3)	—	106	3	106
Transaction costs (3)	(3)	(7)	(15)	(7)
Qualified spend recovery (4)	7	11	22	43
Litigation-related charges (5)	(1)	(31)	15	(675)
Environmental charges (6)	—	(8)	—	(9)
(Loss) income before income taxes	$(30)	$13	$118	$(247)
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
Inventory write-offs for the three and nine months ended September 30, 2023 represents write-off of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(3)
For the three and nine months ended September 30, 2024, transaction costs includes $3 and $15, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and nine months ended September 30, 2023, transaction costs represents costs associated with the New Senior Secured Credit Facilities entered into during the third quarter of 2023 which is discussed in further detail in "Note 16 – Debt".
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 18 – Commitments and Contingent Liabilities".
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the three and nine months ended September 30, 2024, litigation-related charges primarily includes $28 and $44, respectively, of benefits from insurance recoveries, along with the $29 accrual associated with the Ohio MDL recorded during the third quarter. For the nine months ended September 30, 2023, litigation-related charges includes the $592 accrual related to the United States Public Water System Class Action Suit Settlement plus $24 of third-party legal fees directly related to the settlement, $58 for other PFAS litigation matters, and $1 of other litigation matters.
(6)
Environmental charges pertains to management's assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to "Note 18 – Commitments and Contingent Liabilities" for further details.

The Chemours Company

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the unaudited Interim Consolidated Financial Statements, and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as E. I. du Pont de Nemours and Company, which is our former parent company and is now a subsidiary of Corteva, Inc. (“Corteva”), a Delaware corporation. References herein to “DuPont” refer to DuPont de Nemours, Inc., a Delaware Corporation.

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

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include refrigerants, titanium dioxide (“TiO2”) pigment, and industrial fluoropolymer resins. We manage and report our operating results through three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Segment.

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

With sustainability embedded in our growth strategy, we have set forth ambitious Corporate Responsibility Commitment ("CRC") goals that we aim to achieve by 2030, anchored on our strategic pillars. These goals are designed to promote accountability to our commitment and position us for sustainable, long-term earnings growth. Leveraging a robust governance framework, we are working to integrate sustainability across our organization and our business management processes. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. With this focus, we invest in research and development (“R&D”) in order to develop safer, cleaner, and more efficient products and processes that enable our operations, customers, and consumers to reduce their greenhouse gas ("GHG") emissions, carbon footprint, and overall environmental footprint. We value collaboration to drive change and commit to continue working with policymakers, our value chain, and other organizations to encourage collective action to reduce GHG emissions and encourage lower-carbon forms of energy.

Recent Developments

2024 Restructuring Plan

In line with our strategic priorities for creating long-term shareholder value, management initiated an organizational redesign to further align the cost structure of our Advanced Performance Materials business and corporate functions with its financial objectives. As a result of the 2024 Restructuring Program, for the period ended September 30, 2024, we recorded charges of $46 million, consisting of non-cash asset related charges of $25 million, employee separation charges of $18 million and other charges of $3 million. We currently expect that the 2024 Restructuring Program will result in future run-rate cost savings that approximate one to two times the cash costs incurred to date, which are expected to be realized by the end of 2025. These savings are part of our broader cost-out operating model with targeted cost savings across each of the businesses and corporate overhead. Refer to "Note 5 – Restructuring, Asset-related and Other Charges" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Goodwill Impairment Charge

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $56 million. Refer to “Critical Accounting Policies and Estimates” within this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as "Note 11 - Goodwill and Intangible Assets, Net" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net sales	$1,501	$1,487	$4,388	$4,666
Cost of goods sold	1,215	1,214	3,510	3,615
Gross profit	286	273	878	1,051
Selling, general, and administrative expense	135	165	416	1,067
Research and development expense	29	28	83	82
Restructuring, asset-related, and other charges	45	126	52	141
Goodwill impairment charge	56	—	56	—
Total other operating expenses	265	319	607	1,290
Equity in earnings of affiliates	11	13	34	38
Interest expense, net	(69)	(55)	(197)	(145)
Loss on extinguishment of debt	—	(1)	—	(1)
Other income, net	7	102	10	100
(Loss) income before income taxes	(30)	13	118	(247)
(Benefit from) provision for income taxes	(3)	1	24	(28)
Net (loss) income	(27)	12	94	(219)
Less: Net income attributable to non-controlling interests	—	—	—	1
Net (loss) income attributable to Chemours	$(27)	$12	$94	$(220)
Per share data
Basic (loss) earnings per share of common stock	$(0.18)	$0.08	$0.63	$(1.47)
Diluted (loss) earnings per share of common stock	(0.18)	0.08	0.63	(1.47)

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2024, compared with the same periods in 2023.

Change in net sales from prior period	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Price	(3)%	(5)%
Volume	5%	—%
Currency	(1)%	—%
Portfolio	—%	(1)%
Total change in net sales	1%	(6)%

Our net sales increased by $14 million (or 1%) to $1.5 billion for the three months ended September 30, 2024, compared with net sales of $1.5 billion for the same period in 2023. The increase in our net sales for the three months ended September 30, 2024 was primarily attributable to a volume increase of 5%, partially offset by a decrease in price of 3% and unfavorable currency movements of 1%. Price declined across all our reportable segments. The volume increase was attributed to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

Our net sales decreased by $278 million (or 6%) to $4.4 billion for the nine months ended September 30, 2024, compared with net sales of $4.7 billion for the same period in 2023. The decrease in our net sales for the nine months ended September 30, 2024 was primarily attributable to a decrease in price of 5%. Price declined across all our reportable segments. Portfolio change driven by the sale of our Glycolic Acid business in 2023 added a 1% headwind to our net sales.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) was relatively flat at $1.2 billion for the three months ended September 30, 2024 and 2023, as higher sales volumes were offset by lower raw materials costs. Our COGS decreased by $105 million (or 3%) to $3.5 billion for nine months ended September 30, 2024, respectively, compared with COGS of $3.6 billion for the same period in 2023. The decrease in our COGS for the nine months ended September 30, 2024 was driven by lower raw materials costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $30 million (or 18%) and $651 million (or 61%) to $135 million and $416 million for the three and nine months ended September 30, 2024, respectively, compared with SG&A expense of $165 million and $1.1 billion for the same periods in 2023. The decrease in our SG&A expense for the three months ended September 30, 2024 was primarily attributable to a decrease in litigation-related charges as a result of benefits from insurance recoveries recognized in the third quarter of 2024. The decrease in our SG&A expense for the nine months ended September 30, 2024 was primarily attributable to the litigation-related charges of $592 million recorded in the second quarter of 2023 primarily related to the U.S. public water system settlement agreement, along with the benefits recorded in the second and third quarters of 2024 for insurance recoveries. The decreases in our SG&A expense for the three and nine months ended September 30, 2024 were partially offset by $2 million and $24 million, respectively, of costs incurred related to the Audit Committee internal review process, along with third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was relatively flat at $29 million and $83 million for the three and nine months ended September 30, 2024, respectively, compared with R&D expense of $28 million and $82 million for the same periods in 2023.

The Chemours Company

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $81 million (or 64%) and $89 million (or 63%) to $45 million and $52 million for the three and nine months ended September 30, 2024, respectively, compared with restructuring, asset-related, and other charges of $126 million and $141 million for the same periods in 2023. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2024 were primarily attributable to $25 million of non-cash asset-related charges, $18 million of employee separation charges and $3 million of other charges related to the 2024 Restructuring Program initiated in the third quarter of 2024. During the nine months ended September 30, 2024, we also recorded $8 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2023 were primarily attributable to $121 million of charges related to the Titanium Technologies Transformation Plan, consisting of $78 million of asset-related charges, employee separation charges of $20 million and $23 million of decommissioning and other charges. In addition, our restructuring, asset-related, and other charges for the nine months ended September 30, 2023 included $16 million related to our first quarter of 2023 decision to abandon our implementation of a new enterprise resource planning software platform implementation.

Goodwill Impairment Charge

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value. As a result of this analysis, for the three and nine months ended September 30, 2024, we recognized a goodwill impairment charge of $56 million related to the Advanced Performance Materials reporting unit. For the three and nine months ended September 30, 2023, there was no goodwill impairment charge. Refer to “Critical Accounting Policies and Estimates” within this Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as "Note 11 - Goodwill and Intangible Assets, Net" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 15%) and $4 million (or 11%) to $11 million and $34 million for the three and nine months ended September 30, 2024, respectively, compared with equity in earnings of affiliates of $13 million and $38 million for the same periods in 2023. The decrease in our equity in earnings of affiliates for the three and nine months ended September 30, 2024 was primarily attributable to lower demand in the region where our investees operate.

Interest Expense, Net

Our interest expense, net increased by $14 million (or 25%) and $52 million (or 36%) to $69 million and $197 million for the three and nine months ended September 30, 2024, respectively, compared with interest expense, net of $55 million and $145 million for the same periods in 2023. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following issuance of new term loans in August 2023.

Other Income, Net

Our other income, net decreased by $95 million (or 93%) and $90 million (or 90%) to $7 million and $10 million for the three and nine months ended September 30, 2024, respectively, compared with other income, net of $102 million and $100 million for the same periods in 2023. Our other income, net in the three and nine months ended September 30, 2023, includes a net pre-tax gain on sale of $106 million, associated with the Glycolic Acid Transaction. The decrease in our other income, net was partially offset by favorable changes in net exchange gains and losses.

(Benefit from) Provision for Income Taxes

We had a benefit from income taxes of $3 million and a provision for income taxes of $1 million for the three months ended September 30, 2024 and 2023, respectively, which represented effective tax rates of 10% and 8%, respectively. The $4 million increase in our benefit from income taxes for the three months ended September 30, 2024 was primarily attributable to changes in our geographic mix of earnings and non-recurring items. During the three months ended September 30, 2024, we recognized $10 million of income tax benefit related to the 2024 Restructuring Program. During the three months ended September 30, 2023, we recognized a $28 million income tax benefit associated with the Kuan Yin, Taiwan plant shutdown, net of a $13 million valuation allowance recorded on certain deferred tax assets of one of our Taiwanese subsidiaries and $26 million of income tax expense associated with the Glycolic Acid Transaction. We continued to record the impact of the enactment of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") in the quarter, which was overall not material.

The Chemours Company

We had a provision for income taxes of $24 million and a benefit from income taxes of $28 million for the nine months ended September 30, 2024 and 2023, respectively, which represented effective tax rates of 20% and 11%, respectively. The $52 million increase in our provision for income taxes for the nine months ended September 30, 2024 was primarily attributable to several one-time items recorded during both 2023 and 2024. During the nine months ended September 30, 2024, we recognized $3 million of income tax expense related to insurance recoveries and settlements, offset by $10 million of income tax benefit related to the 2024 Restructuring Program. During the nine months ended September 30, 2023, we recognized one-time income tax benefits of $28 million associated with the Kuan Yin, Taiwan plant shutdown, net of a $13 million valuation allowance recorded on certain deferred tax assets of one of our Taiwanese subsidiaries. Additionally, we recognized an $88 million tax benefit associated with the U.S. public water system settlement agreement and $26 million of income tax expense associated with the Glycolic Acid Transaction.

Segment Reviews

We operate through three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Other Segment includes our Performance Chemicals and Intermediates business.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income before income taxes for the three and nine months ended September 30, 2024 and 2023 is included in “Note 25 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$460	$436	$1,422	$1,445
Adjusted EBITDA	141	162	453	561
Adjusted EBITDA margin	31%	37%	32%	39%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three and nine months ended September 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Price	(2)%	(3)%
Volume	8%	1%
Currency	—%	—%
Total change in segment net sales	6%	(2)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $24 million (or 6%) to $460 million for the three months ended September 30, 2024, compared with segment net sales of $436 million for the same period in 2023. The increase in segment net sales for the three months ended September 30, 2024 was primarily attributable to an increase in volume of 8%, partially offset by a decrease in price of 2%. The increase in volume was primarily due to higher demand within the OpteonTM Refrigerants portfolio as a result of continued stationary and automotive end-market adoption, along with increased demand in the Foam, Propellants and Other portfolio. The increase in volume was partially offset by declines in the Freon™ Refrigerants portfolio. The decrease in price was primarily related to weaker Freon™ Refrigerants portfolio pricing due to elevated hydrofluorocarbon ("HFC") market inventory levels. The decrease in price was partially offset by stronger Opteon™ Refrigerants portfolio pricing. Currency was flat for the three months ended September 30, 2024 when compared to the same period in the prior year.

Our Thermal & Specialized Solutions segment’s net sales decreased by $23 million (or 2%) to $1.4 billion for the nine months ended September 30, 2024, respectively, compared with segment net sales of $1.4 billion for the same period in 2023. The decrease in segment net sales for the nine months ended September 30, 2024 was primarily attributable to a decrease in price of 3%, partially offset by an increase in volume of 1%. Price decreases were primarily attributable to the same factors discussed in the preceding paragraph. Volumes increases primarily due to higher demand within the Opteon™ Refrigerants portfolio as a result of continued stationary and automotive end-market adoption, partially offset by declines in the Freon™ Refrigerants portfolio in connection with the step downs under the AIM Act and EU F-Gas regulation. Currency was flat for the nine months ended September 30, 2024 when compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2024, segment Adjusted EBITDA decreased by $21 million (or 13%) to $141 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 31%, compared with segment Adjusted EBITDA of $162 million and Adjusted EBITDA margin of 37% for the same period in 2023. For the nine months ended September 30, 2024, segment Adjusted EBITDA decreased by $108 million (or 19%) to $453 million and Adjusted EBITDA margin decreased by approximately 700 basis points to 32%, compared with segment Adjusted EBITDA of $561 million and Adjusted EBITDA margin of 39% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2024 was primarily attributable to the aforementioned decrease in price related to the Freon™ Refrigerants portfolio, increased costs to secure additional near-term quota allowances, and higher raw material costs. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin were partially offset by the aforementioned increases in volume within the OpteonTM Refrigerants portfolio as a result of continued stationary end-market adoption. For the nine months ended September 30, 2024, the decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin were attributable to the aforementioned decrease in price related to the Freon™ Refrigerants portfolio, increased costs related to near-term quota allowances, lower fixed cost absorption, higher raw material costs, and decrease in volumes within the Freon™ Refrigerants portfolio, partially offset by higher demand within the Opteon™ Refrigerants portfolio as a result of continued stationary and automotive end-market adoption.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$679	$690	$1,940	$2,029
Adjusted EBITDA	85	69	235	226
Adjusted EBITDA margin	13%	10%	12%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three and nine months ended September 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Price	(2)%	(5)%
Volume	1%	1%
Currency	(1)%	—%
Total change in segment net sales	(2)%	(4)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $11 million (or 2%) to $679 million for the three months ended September 30, 2024 compared with segment net sales of $690 million for the same period in 2023. The decrease in segment net sales for the three months ended September 30, 2024 was primarily attributable to a decrease in price of 2%. Volumes provided a 1% tailwind compared to the prior-year period. Unfavorable currency movements added a 1% headwind to the segment's net sales for the three months ended September 30, 2024 compared to the same period of the prior year.

Our Titanium Technologies segment’s net sales decreased by $89 million (or 4%) to $1.9 billion for the nine months ended September 30, 2024, compared with segment net sales of $2 billion for the same period in 2023. The decrease in segment net sales for the nine months ended September 30, 2024 was primarily attributable to a 5% price decrease, partially offset by a 1% volume increase despite unplanned downtime at our Altamira, Mexico manufacturing site due to extreme drought in the region.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $16 million (or 23%) to $85 million and Adjusted EBITDA margin increased to 13% for three months ended September 30, 2024 compared with segment Adjusted EBITDA of $69 million and Adjusted EBITDA margin of 10% for the same period in 2023. For the nine months ended September 30, 2024, segment Adjusted EBITDA increased by $9 million (or 4%) to $235 million and Adjusted EBITDA margin increased to 12% compared with segment Adjusted EBITDA of $226 million and Adjusted EBITDA margin of 11% for the same period in 2023. The increase in segment Adjusted EBITDA during the three and nine months ended September 30, 2024 was primarily driven by the cost savings realized from the Titanium Technologies Transformation Plan, partially offset by the aforementioned decrease in price and the unplanned weather-related downtime at our Altamira, Mexico manufacturing site as mentioned above. The downtime resulted in a negative cost impact of $18 million and $26 million for the three and nine months ended September 30, 2024, respectively.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment net sales	$348	$343	$985	$1,118
Adjusted EBITDA	39	68	113	233
Adjusted EBITDA margin	11%	20%	11%	21%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three and nine months ended September 30, 2024, compared with the same periods in 2023.

Change in segment net sales from prior period	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Price	(7)%	(6)%
Volume	9%	(5)%
Currency	(1)%	(1)%
Total change in segment net sales	1%	(12)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $5 million (or 1%) to $348 million for the three months ended September 30, 2024, compared with segment net sales of $343 million for the same period in 2023. The increase in segment net sales for the three months ended September 30, 2024 was primarily attributable to an increase in volume of 9%, partially offset by a 7% price decrease driven by softer market dynamics and product mix. Volumes increased primarily due to a higher demand within the Performance Solutions portfolio. Unfavorable currency movements added a 1% headwind to the segment's net sales for the three months ended September 30, 2024 compared to the prior year.

Our Advanced Performance Materials segment’s net sales decreased by $133 million (or 12%), to $985 million for the nine months ended September 30, 2024, compared with segment net sales of $1.1 billion for the same period in 2023. The decrease in segment net sales for the nine months ended September 30, 2024 was primarily attributable to a decrease in price of 6%, a decrease in volumes of 5% and unfavorable currency movements which added a 1% headwind to the segment's net sales. Volumes decreased primarily due to weaker demand in more economically sensitive end markets. The decrease in price was primarily due to softer market dynamics and product mix.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2024, segment Adjusted EBITDA decreased by $29 million (or 43%) to $39 million and Adjusted EBITDA margin decreased by approximately 900 basis points to 11%, compared with segment Adjusted EBITDA of $68 million and Adjusted EBITDA margin of 20% for the same period in 2023. For the nine months ended September 30, 2024, segment Adjusted EBITDA decreased by $120 million (or 52%) to $113 million and Adjusted EBITDA margin decreased by approximately 1,000 basis points to 11%, compared with segment Adjusted EBITDA of $233 million and Adjusted EBITDA margin of 21% for the same period in 2023. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three and nine months ended September 30, 2024 were primarily attributable to the aforementioned decreases in price and currency, along with lower volumes driving lower fixed cost absorption in the nine month period.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, Chemours assigns certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 25 – Segment Information” to the Interim Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but excludes segment unallocated items (described below).

Corporate and Other costs increased by $3 million (or 6%) and $23 million (or 14%) to $57 million and $187 million for the three and nine months ended September 30, 2024, respectfully, compared with Corporate and Other costs of $54 million and $164 million for the same periods in 2023. The increase in Corporate and Other costs for the three and nine months ended September 30, 2024 was primarily attributable to costs associated with addressing material weaknesses in internal controls over financial reporting and the implementation of recommendations stemming from the Audit Committee Internal Review in 2024.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 25 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Corporate expenses	$(57)	$(54)	$(187)	$(164)
Unallocated items:
Interest expense, net	(69)	(55)	(197)	(145)
Depreciation and amortization	(78)	(76)	(223)	(233)
Non-operating pension and other post-retirement employee benefit income (cost)	2	(1)	4	(1)
Exchange losses, net	—	(9)	(6)	(21)
Restructuring, asset-related, and other charges (Note 5 to the Interim Consolidated Financial Statements)	(43)	(127)	(51)	(142)
Goodwill impairment charge (Note 11 to the Interim Consolidated Financial Statements)	(56)	—	(56)	—
Inventory write-offs (1)	—	(36)	—	(36)
Loss on extinguishment of debt	—	(1)	—	(1)
Gain on sales of assets and business, net (Note 3 to the Interim Consolidated Financial Statements)	—	106	3	106
Transaction costs (2)	(3)	(7)	(15)	(7)
Qualified spend recovery (3)	7	11	22	43
Litigation-related charges (4)	(1)	(31)	15	(675)
Environmental charges (5)	—	(8)	—	(9)
Corporate expenses and unallocated items	$(298)	$(288)	$(691)	$(1,285)
(1)
Inventory write-offs for the three and nine months ended September 30, 2023 represents write-off of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(2)
For the three and nine months ended September 30, 2024, transaction costs includes $3 million and $15 million, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and nine months ended September 30, 2023, transaction costs represents costs associated with the New Senior Secured Credit Facilities entered into during the third quarter of 2023 which is discussed in further detail in "Note 16 – Debt".
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 18 – Commitments and Contingent Liabilities".
(4)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the three and nine months ended September 30, 2024, litigation-related charges primarily includes $28 million and $44 million, respectively, of benefits from insurance recoveries, along with the $29 million accrual associated with the Ohio MDL recorded during the third quarter. For the nine months ended September 30, 2023, litigation-related charges includes the $592 million accrual related to the United States Public Water System Class Action Suit Settlement plus $24 million of third-party legal fees directly related to the settlement, $58 million for other PFAS litigation matters, and $1 million of other litigation matters.
(5)
Environmental charges pertains to management's assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. Refer to "Note 18 – Commitments and Contingent Liabilities" for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of November 2025.

At September 30, 2024, we had total unrestricted cash and cash equivalents of $596 million, of which $394 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of September 30, 2024 was $652 million, net of $49 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At September 30, 2024, our availability under the Revolving Credit Facility decreased compared to prior periods due to a decline in our trailing twelve-month EBITDA. At September 30, 2024, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

As of September 30, 2024, the first significant long-term debt maturity is the €441 million ($491 million) senior unsecured notes due May 2026. It is our expectation that we will refinance this amount prior to maturity, though there can be no assurances that we will be able to complete this refinancing on attractive terms at a given point in time, or at all. Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On June 3, 2024, Moody’s affirmed our Ba3 rating with stable outlook. On March 17, 2024, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

In the ordinary course of business, we engage in normal and customary working capital management actions. Ordinary course working capital management actions may include managing the timing of payables or receivables where permitted in accordance with the payment terms, utilizing supply chain financing arrangements, and utilizing the accounts receivable securitization facility described in “Note 16 – Debt” to the Interim Consolidated Financial Statements, among other actions, where appropriate and deemed to be in our commercial interest.

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

These working capital timing actions favorably impacted operating cash flows in the fourth quarters of 2023 and 2022 and had correspondingly adverse impacts on operating cash flows in the first quarters of 2024 and 2023. In the nine months ended September 30, 2024, we incurred a net $771 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $348 million and $95 million, respectively. In the nine months ended September 30, 2023, cash provided by operating activities was $74 million, which included accounts and notes receivable and accounts payable uses of cash of $212 million and $333 million, respectively. The working capital uses of cash in the nine months ended September 30, 2024 and 2023 were largely driven by, among other things, the payment of the accounts payable delayed from the prior fourth quarters and lower collections of accounts receivable due to efforts to accelerate those collections into the prior fourth quarters that impacted the first quarters of 2024 and 2023. Refer to the "Cash Flows" section below for further details of the changes in operating cash flows in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

The Chemours Company

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least November 2025.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the quarters ended September 30, 2024 and 2023, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $40 million and $95 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the nine months ended September 30, 2024 and 2023, we accelerated the collection of approximately $168 million and $300 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. These actions improved our quarter end liquidity by approximately $38 million and $86 million, respectively, for the quarters ended on September 30, 2024 and 2023 based on the stated collection terms of the receivables. See “Note 8 - Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

A substantial majority of the $394 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at September 30, 2024, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the nine months ended September 30, 2024, we received approximately $441 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, share repurchases, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including the current portion of restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, MOU Funding requirements, funding restructuring obligations, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct, or EID once conducted, operations or at sites where waste generated by us was disposed. At September 30, 2024, our consolidated balance sheets include $567 million for environmental remediation liabilities, of which $119 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $119 million, $67 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.0 billion is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. As such, at September 30, 2024 and December 31, 2021, we had $50 million and $0 million deposited into the escrow account, respectively. The next escrow payment of $50 million is expected to be made on or before September 30, 2025 and on or before September 30 of each subsequent year through and including 2028. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion, $13 million, of a supplemental payment owed to the State of Delaware and expect to pay these amounts in 2025. We have accrued litigation of $201 million at September 30, 2024, which is inclusive of the settlement agreements with Ohio and Delaware, of which $114 million is classified as current. Refer to “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of November 2025. Our capital allocation strategy is consistent with our core values and our CRC goals and seeks to: (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.25 per share, amounting to approximately $150 million per year, and, on October 23, 2024, we announced our quarterly cash dividend of $0.25 per share for the fourth quarter of 2024. Under our 2022 Share Repurchase Program, as further discussed in Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds and in "Note 19 - Equity" in this Quarterly Report on Form 10-Q, we have remaining authority to repurchase $441 million of our outstanding common stock, though we do not anticipate additional repurchases under the 2022 Share Repurchase Program.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash (used for) provided by our operating, investing, and financing activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash (used for) provided by operating activities	$(771)	$74
Cash used for investing activities	(246)	(99)
Cash (used for) provided by financing activities	(121)	177

Operating Activities

We used $771 million in cash flows for our operating activities during the nine months ended September 30, 2024. Comparatively, we generated $74 million in cash flows for our operating activities during the nine months ended September 30, 2023. The increase in our operating cash outflows was primarily attributable to the release of the $592 million of restricted cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, along with the unwinding of year end net working capital actions (discussed further in the "Liquidity and Capital Resources" section above).

Investing Activities

We used $246 million and $99 million in cash flows for our investing activities during the nine months ended September 30, 2024 and 2023, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $251 million and $235 million, respectively. Cash outflows from investing activities during the nine months ended September 30, 2023 were partially offset by $138 million of cash proceeds related to the Glycolic Acid Transaction.

Financing Activities

We used $121 million in cash flows for our financing activities during the nine months ended September 30, 2024 which were primarily attributable to our capital allocation activities, resulting in $112 million of cash dividends and $13 million of net payments in connection with one of our supplier financing programs.

We generated $177 million in cash flows for our financing activities during the nine months ended September 30, 2023 which were primarily attributable to $367 million of net proceeds received in connection with the issuance of the New Term Loans. We also used cash for capital allocation activities, resulting in $69 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $112 million of cash dividends.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at September 30, 2024 and December 31, 2023.

(Dollars in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$596	$1,203
Restricted cash and restricted cash equivalents	20	604
Accounts and notes receivable, net	951	610
Inventories	1,438	1,352
Prepaid expenses and other	75	66
Total current assets	$3,080	$3,835

Restricted cash and restricted cash equivalents decreased by $584 million (or 97%) to $20 million at September 30, 2024, compared with restricted cash and restricted cash equivalents of $604 million at December 31, 2023. The decrease in our restricted cash and restricted cash equivalents was primarily attributable to the release of the $592 million of cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement. This matter is further discussed in "Note 18 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Our accounts and notes receivable, net increased by $341 million (or 56%) to $951 million at September 30, 2024, compared with accounts and notes receivable, net of $610 million at December 31, 2023. This increase in our accounts and notes receivable, net at September 30, 2024 was primarily attributable to higher sales in the third quarter of 2024 driving higher receivables when compared to the fourth quarter of 2023, along with the acceleration of receivables collection in the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024. The increase in our accounts receivable, net was partially offset by increased utilization of our Securitization Facility.

Our inventories increased by $86 million (or 6%) to $1.4 billion at September 30, 2024, compared with inventories of $1.4 billion at December 31, 2023. The increase in our inventories at September 30, 2024 was primarily attributable to higher inventories within our Thermal & Specialized Solutions business in advance of plant maintenance activity in the fourth quarter of 2024, along with build-up of our finished product inventories within our Advanced Performance Materials business following maintenance activity in the fourth quarter of 2023.

Our prepaid expenses and other increased by $9 million (or 14%) to $75 million at September 30, 2024, compared with prepaid expenses and other of $66 million at December 31, 2023. The increase in our prepaid expenses and other was primarily due to increases in our prepaid insurance premiums.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2024 and December 31, 2023.

(Dollars in millions)	September 30, 2024	December 31, 2023
Accounts payable	$1,069	$1,159
Compensation and other employee-related costs	89	89
Short-term and current maturities of long-term debt	53	51
Current environmental remediation	119	129
Other accrued liabilities	447	1,058
Total current liabilities	$1,777	$2,486

Our accounts payable decreased by $90 million (or 8%) to $1.1 billion at September 30, 2024 compared with accounts payable of $1.2 billion at December 31, 2023. The decrease in our accounts payable at September 30, 2024 was primarily attributable to the timing of vendor payments in the first quarter of 2024, resulting from efforts to delay payments to certain vendors in the fourth quarter of 2023.

Our compensation and other employee-related costs remained largely unchanged at $89 million at September 30, 2024 and December 31, 2023, respectively.

Our current environmental remediation decreased by $10 million (or 8%) to $119 million at September 30, 2024 compared with current environmental remediation of $129 million at December 31, 2023. The decrease in our current environmental remediation was primarily attributable to lower environmental remediation accruals at the USS Lead Superfund site following completion of the remaining obligations under the 2021 Record of Decision and Statement of Work. Refer to "Note 18 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further information.

Our other accrued liabilities decreased by $611 million (or 58%) to $447 million at September 30, 2024 compared with other accrued liabilities of $1.1 billion at December 31, 2023. The decrease in our other accrued liabilities was primarily attributable to the derecognition of the accrued liabilities related to the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water system settlement agreement. This matter is further discussed in "Note 18 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The decrease in our other accrued liabilities was partially offset by an increase in our accrued interest due to timing of payment under our senior unsecured notes.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 16 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our credit facilities and notes.

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

(Dollars in millions)	Nine Months Ended September 30, 2024
Net sales	$3,051
Gross profit	428
Income before income taxes	43
Net income	27
Net income attributable to Chemours	27

(Dollars in millions)	September 30, 2024	December 31, 2023
Assets
Current assets (1,2,3)	$1,552	$2,013
Long-term assets (4)	3,178	3,302

Liabilities
Current liabilities (2)	$1,567	$2,121
Long-term liabilities	4,927	4,931
(1)
Current assets includes $202 million and $395 million of cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively. Current assets at September 30, 2024 also includes $20 million of restricted cash and restricted cash equivalents related to insurance recoveries. Current assets at December 31, 2023 also includes $603 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement, respectively.
(2)
Current assets includes $422 million and $256 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2024 and December 31, 2023, respectively. Current liabilities includes $392 million and $285 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2024 and December 31, 2023, respectively.
(3)
As of September 30, 2024 and December 31, 2023, $110 million and $87 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at September 30, 2024 includes $50 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU. Long-term assets at December 31, 2023 includes $144 million of intercompany notes receivable from the Non-Guarantor Subsidiaries.

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

The Chemours Company

Supplier Financing

We maintain supply chain finance programs with several financial institutions. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time. See "Note 14 – Accounts Payable" to the Interim Consolidated Financial Statements for further details regarding supplier financing programs.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates, as described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, remain materially consistent. However, due to the ongoing financial and economic conditions impacting the Company, we re-evaluated certain of its estimates, most notably its estimates and assumptions with regards to the fair value of its Advanced Performance Materials reporting unit and related asset group during the third quarter of 2024.

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

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. In the third quarter of 2024, we recorded non-cash asset-related charges of $25 million primarily related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of strategic footprint transformation initiatives within the Advanced Performance Materials business. Refer to “Note 5 – Restructuring, Asset-related, and Other Charges” to the Interim Consolidated Financial Statements for further details related to these charges. For the three and nine months ended September 30, 2023, we recorded a pre-tax impairment charge of $78 million related to the shutdown of our TiO2 manufacturing facility in Kuan Yin, Taiwan.

The Chemours Company

During the third quarter of 2024, the Company reviewed recently released third-party industry projections, which for hydrogen now reflect lower end-market demand, as well as slower market growth through 2030 and a more uncertain long-term growth trajectory beyond 2030. In response to these negative market outlook developments, as well as increased commercial headwinds due to limited cyclical end-markets recovery and competitive intensity, the Company has revised its financial projections for the Advanced Performance Materials business which includes reductions to its investment plans. The Company concluded that these market developments, as well as the Company's revised financial projections to reflect these events, represented a triggering event for the Company's Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group, during the third quarter of 2024. As a result of this conclusion, the Company completed an interim impairment assessment as of August 31, 2024 for its Advanced Performance Materials reporting unit and the related asset group. The Company concluded that the undiscounted cash flows exceeded the carrying value of the long-lived assets, and that an impairment did not exist.

Notwithstanding the results of the Company's trigger-based interim impairment assessment during the third quarter of 2024, further negative market developments, notably as it relates to the hydrogen market or future strategic decisions involving a particular group of assets, may trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

Goodwill

The fair value of our reporting units is determined by using a combination of discounted cash flow models (a form of the income approach) and the guideline public company method (a form of the market approach). These valuation models incorporate a number of assumptions and judgments surrounding general market and economic conditions and internal forecasts of future business performance that are based on short- and long-term revenue growth rates, EBITDA margins and prospective financial information surrounding future cash flows of the reporting unit. Discount rate and market multiple assumptions are determined based on relevant peer companies in the chemicals sector.

As described above, we concluded that a triggering event was present for our Advanced Performance Materials reporting unit during the third quarter of 2024. As a result of the interim quantitative goodwill impairment analysis performed, we concluded that the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $56 million, which was recorded within “Goodwill impairment charge” on the Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2024. After this impairment charge, as of September 30, 2024, goodwill for the Advanced Performance Materials reporting unit was $0 million.

As of both September 30, 2024 and December 31, 2023, goodwill for the Thermal & Specialized Solutions and Titanium Technologies reporting units was $33 million and $13 million respectively. The Company has not identified a triggering event for either of these reporting units since the last annual goodwill impairment assessment performed as of October 1, 2023, and therefore no interim impairment assessment has been performed for either reporting unit. As of October 1, 2023, for our Thermal & Specialized Solutions reporting unit, a qualitative assessment was performed, that indicated it is not more likely than not that the fair value of the reporting unit was less than the carrying value. As of October 1, 2023, for our Titanium Technologies reporting unit, the estimated fair value was 67% higher than the carrying value of the reporting unit.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct, or EID once conducted, operations or at sites where our generated waste was disposed. Our consolidated balance sheets at September 30, 2024 and December 31, 2023 include environmental remediation liabilities of $567 million and $590 million, respectively, relating to these matters, which, as discussed in further detail below, include $356 million and $383 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $710 million above the amount accrued at September 30, 2024. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

In general, uncertainty is greatest, and the range of potential liability is widest in the Investigation phase, narrowing over time as regulatory agencies approve site remedial plans. As a result, uncertainty is reduced, and sites ultimately move into OM&M, as needed. As more sites advance from Investigation to Active Remediation to OM&M or closure, the upper end of the range of potential liability is expected to decrease over time. Some remediation sites will achieve site closure and will require no further action to protect people and the environment and comply with laws and regulations. At certain sites, we expect that there will continue to be some level of remediation activity due to ongoing OM&M of remedial systems. In addition, portfolio changes, such as an acquisition or divestiture, or notification as a PRP for a multi-party Superfund site, could result in additional remediation activity and potentially additional accrual.

Management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on our financial position or cash flows for any given year, as such obligation can be satisfied or settled over many years.

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2024 and December 31, 2023, the following table sets forth the liabilities of the five sites that are deemed the most significant, during the periods presented, together with the aggregate liabilities for all other sites.

(Dollars in millions)	September 30, 2024	December 31, 2023
Chambers Works, Deepwater, New Jersey	$31	$30
Fayetteville Works, Fayetteville, North Carolina	356	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana	—	12
Washington Works, West Virginia	26	22
All other sites	113	102
Total environmental remediation	$567	$590

The five sites listed above represent 80% and 83% of our total accrued environmental remediation liabilities at September 30, 2024 and December 31, 2023, respectively. For these five sites, we expect to spend, in the aggregate, $160 million over the next three years. For all other sites, we expect to spend $71 million over the next three years.

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

As discussed in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by NC DEQ regarding Fayetteville and resolved litigations filed by NC DEQ and CFRW. In connection with the CO, a thermal oxidizer (“TO”) became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville. The CO requires us to provide permanent replacement drinking water supplies, via connection to public water supply, whole building filtration units and/or reverse osmosis units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells.

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

Further discussion related to Fayetteville is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

In July 2015, upon our separation from EID, we became the owner of the Washington Works complex. The site has implemented environmental investigations, including Verification Investigation in 1992 and RCRA Facility Investigation ("RFI") in 1999 pursuant to corrective action requirements of its RCRA Part B and HSWA Permit under EPA and the West Virginia Department of Natural Resources oversight. The RFI was approved in 2012, and a CMS was completed in 2015 that recommended certain remedial actions, including capping of the former on-site landfill and ponds, which had already been completed, sitewide groundwater hydraulic control, drinking water supply well treatment via granular activated carbon, and long-term groundwater monitoring. These actions were memorialized in a RCRA final remedy implementation plan approved by the agencies in 2018 and integrated into the updated RCRA permit in August 2020.

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3013(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance, and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $26 million and $22 million as of September 30, 2024 and December 31, 2023, respectively.

The Chemours Company

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to National Pollutant Discharge Elimination System ("NPDES") permits issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a NPDES permit modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan consistent with the Administrative Order on Consent which is under EPA review. We expect to make future capital and other operating related expenditures at Washington Works in connection with this Consent Order. Additionally, effective September 1, 2024, a separate NDPES permit allows discharge of treated wastewater and non-contact cooling water from a new perfluoroalkoxy (PFA) processing line with an expiration date of July 2025 and allowing or a one-year renewal.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million as of September 30, 2024 and December 31, 2023, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, NJ DEP issued two Directives, one being a state-wide PFAS Directive, and filed four lawsuits against us and other defendants, including allegations relating to clean-up and removal costs at four sites including Chambers Works. In December 2021, a consolidated order was entered in the lawsuits granting, in part, and denying, in part a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and us to establish a remediation funding source (“RFS”) in the amount of $943 million for Chambers Works, the majority of which is for non-PFAS remediation items. Further discussion related to these matters is included in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

We are a proponent of the AIM Act, that went into effect in 2022 and has begun the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture at least 99% of HFC-23 process emissions from the site. This project was operational as of October 2022 and validation of performance was completed prior to an extension period granted by the U.S. Environmental Protection Agency ("EPA") in the first quarter of 2023.

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

PFOA

See our discussion under the heading “PFOA” in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

GenX

In June 2019, the Member States Committee of the European Chemicals Agency (“ECHA”) voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations but may lead to a future authorization or restriction of the substance. On September 24, 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action, and we have appealed such decision. In November 2023, the EU Court of Justice dismissed our appeal.

PFAS

Refer to our discussion under the heading "PFAS" in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings will be held in November 2024 and 2025. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by the ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process.

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

Our risk management programs, and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. Refer to “Note 22 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2024, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $153 million, the fair value of which amounted to less than $1 million. At December 31, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 million, the fair value of which amounted to less than negative $1 million. We recognized a net gain of $1 million and a net loss of $5 million for the three and nine months ended September 30, 2024, respectively, and net losses of $1 million and $8 million for the three and nine months ended September 30, 2023, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2024, we had 182 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214 million, the fair value of which amounted to negative $3 million. At December 31, 2023, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203 million, the fair value of which amounted to negative $2 million. We recognized a pre-tax loss of $6 million and a pre-tax gain of $1 million for the three and nine months ended September 30, 2024, respectively, and pre-tax gains of $7 million and $5 million for the three and nine months ended September 30, 2023, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2024, $1 million and $2 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2023, $1 million of loss and $5 million of gain were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $38 million and $11 million for the three and nine months ended September 30, 2024, respectively, and pre-tax gains of $35 million and $13 million for the three and nine months ended September 30, 2023, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At September 30, 2024 and December 31, 2023, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $8 million and negative $7 million, respectively. We recognized pre-tax losses of $6 million and less than $1 million for the three and nine months ended September 30, 2024, respectively, within accumulated other comprehensive loss. No pre-tax gains or losses were recognized within accumulated other comprehensive loss during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024, less than $1 million and $1 million of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2023, $0 million and $4 million of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, we determined that certain material weaknesses in our internal control over financial reporting existed as of December 31, 2023. These material weaknesses and remediation status as of September 30, 2024 are described below.

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

As of September 30, 2024, our CEO and CFO, together with management, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, the CEO and CFO have concluded that these disclosure controls and procedures were not effective as of September 30, 2024.

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

The following material weaknesses had been identified as of December 31, 2023:

We did not design and maintain an effective control environment as senior management failed to set an appropriate tone at the top. Specifically, among other things, there was a lack of transparency with the Company’s board of directors by former senior management regarding efforts to delay payments to certain vendors and to accelerate the collection of receivables, and that these individuals engaged in these efforts in part to meet free cash flow targets that the Company had communicated publicly, and which also would be a part of a key metric for determining incentive compensation applicable to both executive officers and to employees. As a result, it was concluded that former senior management violated the Company’s “Code of Ethics applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller.” The ineffective control environment contributed to the following additional material weaknesses:

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

Remediation of Previously Identified Material Weaknesses

Management previously disclosed in our 2023 Annual Report and our Quarterly Reports in 2024 the following control deficiencies that constituted material weaknesses in our internal control over financial reporting:

•
We did not design and maintain effective controls regarding the evaluation and escalation of reports made through the Chemours Ethics Hotline, including controls regarding the escalation of certain reports to the General Counsel and Chair of the Audit Committee.
•
We did not design and maintain effective controls to prevent or timely detect unauthorized changes to our vendor master files in order to prevent unauthorized cash disbursements.

We have established a Project Management Office (“PMO”) to monitor progress towards remediation and have also engaged external legal, accounting, financial and other consulting, and professional services firms to assist senior management in the development and execution of a comprehensive remediation program. Management developed a comprehensive workplan for remediation of the material weaknesses. This workplan included the following:

Ethics and Compliance Reporting

With respect to maintaining effective controls regarding the evaluation and escalation of reports made through the Chemours Ethics Hotline, including controls regarding the escalation of certain reports to the General Counsel and Chair of the Audit Committee, the Company has reassessed and redesigned certain elements of its processes and procedures. The Company retained the services of an external firm to assist the Company in its efforts in the design, implementation, and interim supervision of the ethics and compliance aspects of the remediation program, as well as supporting the day-to day operations of the Ethics & Compliance function, as a result of the retirement of the Company’s former Chief Ethics & Compliance Officer. The Company hired its new Chief Compliance and Enterprise Risk Management Officer effective September 16, 2024.

The Chemours Company

The Company has modified its policies, processes, and procedures with respect to managing, investigating, and closing ethics complaints, including establishing processes for the escalation of matters involving Section 16 Officers to the General Counsel and Audit Committee Chair. Additionally, if a complaint implicates the General Counsel, the Chief Audit Executive and the Chair of the Audit Committee will be notified. The Company’s Investigations Policy outlines the key principles to be applied including objectivity, thoroughness, professionalism, confidentiality and timeliness, and the accompanying Ethics Hotline Investigations Procedures outlines expectations for each step of the investigation process including roles and responsibilities, case intake, investigation planning and execution, and final resolution, documentation, and communication to relevant stakeholders. Additionally, the Company has provided training on the Investigations Policy and Ethics Hotline Investigations Procedures to those who conduct investigations.

The Company published both internally and externally a new Speak Up Policy, which reinforced every employee’s responsibility to raise concerns and outlines the numerous avenues available to report potential issues. Additionally, the Company provided mandatory training on the new Speak Up Policy to all employees worldwide.

Through these efforts, the Company implemented its plan to remediate the previously identified material weakness related to the evaluation and escalation of reports made through the Chemours Ethics Hotline.

Vendor Master Files

With respect to designing and maintaining effective controls related to preventing or detecting unauthorized changes to our vendor master files, the Company has completed its enhancements of our policies, procedures, workflows, and training as it relates to the controls over verification of vendor master file changes with vendor contacts to prevent unauthorized cash disbursements. Specifically, the Company has enhanced its controls and workflow as it relates to the verification of vendor master file bank account changes with vendor contacts.

Through the efforts described above, the Company was able to implement its plan to remediate the previously identified material weakness related to its vendor master file bank account changes.

As of September 30, 2024, the remediation measures described above have been implemented and we have had sufficient time to test the operating effectiveness and remediate the two material weaknesses noted above and, as such, the material weaknesses identified in the Company’s internal control over financial reporting related to Ethics and Compliance Reporting and Vendor Master files have been remediated.

Status of Remediation Efforts for the Unremediated Material Weaknesses

With respect to the material weaknesses related to the failure to set an appropriate tone at the top and failure to design and maintain effective controls related to the information and communication component of the COSO Framework, the Company has made the following enhancements to our internal control over financial reporting:

•
On February 28, 2024, our board of directors placed former President and Chief Executive Officer, former Senior Vice President and Chief Financial Officer and Vice President, Controller and Principal Accounting Officer on administrative leave pending completion of the Audit Committee Internal Review;
•
On February 28, 2024, our board of directors appointed Denise Dignam as Interim Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer (principal financial and accounting officer), and subsequently appointed Denise Dignam as President and Chief Executive Officer on March 22, 2024. On June 5, 2024, the Company announced it had appointed Shane Hostetter as Chief Financial Officer (principal financial and accounting officer), effective July 1, 2024. On July 25, 2024, the Company announced it had appointed David Will as Chief Accounting Officer and Controller (principal accounting officer), effective August 12, 2024;
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
•
The Compensation Committee has revised key metrics used in the determination of executive and employees' incentive compensation starting in 2024;
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

The Chemours Company

•
Enhanced our internal management representation letter process which serves as a mechanism for internal information sharing and supports, in part, our CEO’s and CFO’s certifications and accuracy of our financial statements. The Company has also provided mandatory training to respondents to facilitate the receipt of complete and accurate information;
•
Enhanced our Disclosure Committee process;
•
Enhanced our policies and protocols related to working capital management practices, including enhancing our communication of working capital management practices to our board of directors;
•
Enhanced our process around the verification of physical assets including enhancing communication of changes in the existence, operating status or impairment assessment of physical assets;
•
Completed a company-wide Ethics & Compliance survey to inform our continued efforts in advancing our culture of ethics and compliance;
•
Executed a refresh of our corporate values and continued to disseminate company-wide and team-specific communications to emphasize our commitment to our core values, specifically Integrity; and
•
Provided updated training for certain accounting, finance, and legal employees to ensure that relevant information is appropriately communicated to personnel involved in the preparation of our consolidated financial statements or related disclosures.
•

In addition to the above completed actions, we are in the process of designing and implementing the following enhancements to our internal control over financial reporting:

•
Executing the recommendations of the Audit Committee’s independent outside counsel related to Tone at the Top and Information and Communication as adopted and approved by the Audit Committee and the Board of Directors;
•
Enhancing our controls, policies, procedures, and training as it relates to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated and used in determining the accounting for significant transactions, contracting, and business developments which impact key assumptions used in the goodwill impairment assessment;
•
Providing additional training for employees and members of management, specifically in accounting, finance, and legal, to ensure that relevant information is appropriately communicated to personnel involved in the preparation of our consolidated financial statements or related disclosures; and
•
Conducting additional training for employees regarding the importance of the Company establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures, for information to be appropriately communicated to all relevant personnel involved in the preparation of our financial statements and disclosures.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental and regulatory, anti-trust, and other such matters that arise in the ordinary course of business. In addition, we, by virtue of our status as a subsidiary of EID prior to the Separation, are subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Information regarding certain of these matters is set forth below and in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements. In the foregoing, we have excluded matters that we expect to result in sanctions of less than $1 million, if any.

Litigation

PFOA and PFAS: Environmental and Litigation Proceedings

For purposes of this report, the term “PFOA” means, collectively, perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. The term “PFAS” means per- and polyfluoroalkyl substances. Information related to these, and other litigation matters, is included in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

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

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. The agency asserts that under Regulation (EU) 2024/573, which repealed and replaced Regulation 517/2014 in February 2024, such compounds are subject to the F-gas quota system. The Company is reviewing the assertion and believes it is not possible at this time to reasonably assess the outcome of this matter or to estimate the loss or range of loss, if any, as the matter is in its early stages with significant issues to be evaluated.

Fayetteville, North Carolina

In February 2019, we received a Notice of Violation (“NOV”) from EPA alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, we responded to EPA in March 2019. We are in discussion with EPA regarding PFAS-related allegations at our sites, including the February 2019 NOV, and at this time management believes that a loss is possible but not estimable. We have also received NOVs from the NC DEQ following entry of the CO, including in April 2020, January 2021, and August 2021, alleging violations relating to Fayetteville. We have responded to these matters and in April 2022 entered into a settlement agreement with NC DEQ with respect to the August 2021 NOV. We do not believe that a loss is probable related to the matters in the other NOVs. Further discussion related to these matters is included under the heading “Fayetteville Works, Fayetteville, North Carolina” in “Note 18 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

The Chemours Company

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below relating to environmental matters, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

If our long-lived assets, including goodwill, become impaired, we may be required to record a significant charge to earnings.

We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets, including goodwill, is determined, negatively impacting our results of operations. We have a significant amount of long-lived assets on our consolidated balance sheets. Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 1 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets and goodwill may not be recoverable, include, but are not limited to, changes in the industrial, economic, political, social, and physical landscapes in which we operate, a decline in our stock price and market capitalization, reduced future cash flow estimates, changes in discount rate, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. Subsequent to year end, after the announcement of the Audit Committee Internal Review, we experienced significant fluctuations in our stock price. A sustained decline in our stock price in the future could indicate the carrying value of our goodwill may not be recoverable.

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group. As a result of the interim quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $56 million. There can be no assurance that future events or conditions may not result in an impairment to any of our other reporting units' goodwill or to any of our long-lived assets.

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

In June 2019, the Member States Committee of the European Chemicals Agency ("ECHA") also voted to list HFPO Dimer Acid as a Substance of Very High Concern. The vote was based on Article 57(f) – equivalent level of concern having probable serious effects to the environment. This identification does not impose immediate regulatory restriction or obligations but may lead to a future authorization or restriction of the substance. In September 2019, we filed an application with the EU Court of Justice for the annulment of the decision of ECHA to list HFPO Dimer Acid as a Substance of Very High Concern. In February 2022, the General Court dismissed the annulment action, and we appealed such decision. In November 2023, the EU Court of Justice dismissed our appeal.

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that are affected and elements of the proposal, and further meetings will be held in November 2024 and 2025. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

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

The Chemours Company

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

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. We expect to receive future test orders, however the timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material. The draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is now expected to be proposed in the fourth quarter of 2024.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

The Chemours Company

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

Through September 30, 2024, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended September 30, 2024. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2024 was $441 million, though we do not anticipate additional repurchases under the 2022 Share Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b501 trading arrangement during the Company's fiscal quarter ended September 30, 2024.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 4, 2024

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer and Principal Accounting Officer)