Form 10-K
period 2024-12-31
Chemours Co
filed 2025-02-18
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion. As of February 12, 2025, 149,440,788 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

This report contains sustainability-related statements based on certain assumptions as well as estimates that are subject to a high level of uncertainty, and these statements should not necessarily be viewed as being representative of current or actual risk or performance, or forecasts of expected risk or performance. In addition, historical, current, and forward-looking environmental and social-related statements may be based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Forward-looking and other statements in this report may also address our corporate responsibility commitments and sustainability progress, plans, and goals, and the inclusion of such statements is not an indication that these matters are necessarily material for the purposes of complying with or reporting pursuant to the U.S. federal securities laws and regulations, even if we use the word “material” or “materiality” in this report.

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

The Chemours Company

PART I

Item 1. BUSINESS

Overview

The Chemours Company (herein referred to as “we”, “us”, or “our”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including refrigeration and air conditioning, paints and coatings, plastics, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include refrigerants, titanium dioxide (“TiO2”) pigment and industrial fluoropolymer resins. We manage and report our operating results through three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation.

We operate 28 major production facilities located in eight countries and serve approximately 2,500 customers across a wide range of end-markets in approximately 110 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2024, no one individual customer represented more than 10% of our consolidated net sales, and one individual customer balance represented approximately 7% of our total outstanding accounts and notes receivables balance.

We are a different kind of chemistry company. Our world-class product portfolio enables the performance and convenience of everyday products, processes, and technologies people rely on in their daily lives, making our products and the solutions they enable both vital and essential. We are committed to creating value for our customers and stakeholders by leveraging strengths that we use to create competitive advantage: our innovation and technical expertise, our ability to operate complex manufacturing sites safely, our deep customer relationships based on trust and reliability, and our talented workforce. Every day our people bring our chemistry to life, guided by five core values that form the bedrock foundation for how we operate: (i) Safety – we are committed to protecting people and the environment; (ii) Integrity – we do what's right; (iii) Partnership – we win through collaboration with the right internal and external partners; (iv) Ownership – we are each accountable for the Company's success; (v) Respect – we treat people well, include others, and value diverse perspectives.

Our core values, in unison with our company vision of Trusted Chemistry, helping people live better lives and communities thrive, underpin our commitment to our stakeholders. Our values and vision cannot be separated from our business strategy.

Our Strategy

In 2024 we refreshed and introduced our corporate strategy, Pathway to Thrive. The strategy capitalizes on the fundamental strengths of our businesses, our incredible talent, and the competitive differentiators that make us the best owners and operators of Chemours. Pathway to Thrive provides a clear framework to create value for shareholders centered around four pillars:

•
Operational Excellence - we run our business with a mindset of continuous improvement that allows us to adapt to changing market dynamics and challenges. Through standardization of key processes and operating best practices, we achieve consistent execution across our business and take unnecessary costs out.
•
Enabling Growth - we strategically invest in high-return, low risk initiatives across our portfolio, prioritizing our expansion into rapidly growing end-markets, and concentrating on data center cooling, next generation refrigerant and semiconductor fabrication. We invest our capital using a disciplined capital allocation program and we expect these investment activities to be funded by organic cash flow generation and achieved cost-savings across all of our businesses.
•
Portfolio Management - we are always assessing our performance to ensure we are strategically optimizing our existing businesses and assets. Our continued shift in focus from products to applications in higher-growth, higher-margin markets, paired with regularly revisiting the returns of our asset base with an emphasis on the specialty components of our business, will enhance shareholder value. In addition, we seek to evaluate the productivity and contributions of our existing asset footprint to ensure we have the optimal asset base for our future needs.
•
Strengthening the Long Term - fortifying ourselves for the long-term means prioritizing key activities that are critical to our ability to deliver business performance and create value. The most critical areas are resolving legacy litigation matters, fulfilling our commitment to responsible manufacturing, and mounting successful advocacy efforts that create awareness and inform regulations and policies globally that recognize the criticality of our chemistries.

The Chemours Company

Sustainability

At Chemours, our approach to Sustainability begins with our vision to deliver Trusted Chemistry that helps people live better lives and communities to thrive. In 2018, we set forth ambitious Corporate Responsibility Commitment ("CRC") goals that we aim to achieve by 2030. These goals are designed to promote accountability and enable us to measure and transparently report the progress and impact of our sustainability commitment. Leveraging a robust governance framework, we are working to integrate sustainability across our organization and our business management processes. Our work in sustainability creates value for our shareholders by protecting our right to operate, meeting the needs of our customers, and advancing our corporate strategy, Pathway to Thrive. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. We deliver for our customers and society by designing sustainable offerings that perform at the highest level while minimizing impact on the environment. We are a leader in responsible manufacturing and we value partnership and collaboration to drive change. We are committed to continue working with policymakers, our value chain, and other organizations to find solutions that meet science-based regulations and address community needs.

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from EID (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements, along with the Memorandum of Understanding (the “MOU”) that was entered into in January 2021, govern the relationship between us and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont, and Corteva. EID is now a subsidiary of Corteva, and, at this time, any agreements related to our Separation are between us and EID, Corteva, and DuPont. Effective January 1, 2023, E.I. du Pont de Nemours changed its name to EIDP, Inc.

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

In our Titanium Technologies segment, we are a leading, global provider of TiO2 pigment. Guided by decades of innovation, we are one of the largest global producers of TiO2 pigment, using our proprietary chloride technology, and our network of manufacturing facilities allows us to efficiently and cost-effectively serve our global customer base. We believe our Titanium Technologies Transformation Plan (further described below), which supports our Pathway to Thrive corporate strategy, positions us as one of the lowest-cost high-quality TiO2 pigment producers. At the same time, our unique go-to-market strategy provides our customers with three differentiated channels to buy Ti-Pure™ TiO2. This combination of technology and commercial innovation allows us to continue to meet our customers’ needs around the world.

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

Each of our three business segments leverage our state-of-the-art R&D facility, the Chemours Discovery Hub, a 312,000-square-foot R&D center located on the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware to drive faster product development on a global scale.

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

Our Thermal & Specialized Solutions segment led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs and, in 1988, committed to cease production of CFCs. Starting in the early 1990s, Thermal & Specialized Solutions began manufacturing non-ozone-depleting HFCs. Driven by the emerging megatrends of climate change, decarbonization, and energy efficiency, together with environmental legislation being enacted across the U.S., Europe, Latin America, and Japan, we commercialized Opteon™ in 2016. In 2023, we announced the initial commercialization of Opteon™ 2P50 which is targeted for the first half of 2026, pending appropriate regulatory approvals. Opteon™ 2P50 represents a critical step in positioning the Company to meet a growing challenge brought on by a new era of data transmission driving a dramatic increase in demands for faster computing, AI capabilities, and other cutting-edge applications, all of which are based in technologies requiring elevated cooling capacities. We will continue to invest in R&D in next generation refrigerants to drive long-term sustainable growth with low GWP solutions to meet the increasing regulatory requirements of the industry and the needs of our customers. Growth in our Thermal & Specialized Solutions segment is supported in part by the adoption of the American Innovation and Manufacturing Act ("AIM Act") in the US and the EU’s Fluorinated-Gas ("F-Gas") Directive. In 2022, we announced our plan to expand our Opteon™ YF capacity at our Corpus Christi, Texas facility by approximately 40% to help meet customer needs as they continue to transition to lower GWP refrigerants. Mechanical completion of this expansion plan was completed in the fourth quarter of 2024.

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

Customers

Our Thermal & Specialized Solutions segment serves approximately 900 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2024.

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

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. This premium white pigment is used to deliver whiteness, brightness, opacity, durability, efficiency, and protection in applications, including architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We operate three TiO2 pigment production facilities: two in the U.S. and one in Mexico. In total, we have a TiO2 pigment nameplate capacity of approximately 1.1 million metric tons per year. In addition, our network includes a large-scale repackaging and distribution facility in Belgium. We also operate mineral sands mining and/or separation operations in Starke, Florida, Nahunta, Georgia, Jesup, Georgia and Offerman, Georgia.

We are one of a limited number of manufacturers operating a chloride process to produce TiO2 pigment. We believe that our proprietary chloride technology enables us to design and operate plants at a much higher capacity than other chloride technology-based TiO2 pigment producers, uniquely utilize a broad spectrum of titanium-bearing ore feedstocks, and deliver industry-leading batch-to-batch consistency. We believe this technology, which is in use at all of our production facilities, provides us with the asset structure to deliver one of the industry’s lowest manufacturing cost positions. Our R&D efforts focus on improving production processes to further improve our cost position, developing TiO2 pigment grades that help our customers achieve optimal cost and product performance to enhance total end-user value and meeting our sustainability goals.

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

The Chemours Company

We have operated a titanium mine in Starke, Florida since 1949. Additionally, in 2019, we acquired a titanium mine in Nahunta, Georgia, from which we source ore feedstock to be processed at its associated mineral sands separation facility in Offerman, Georgia, and in August 2020 we commenced mining operations at our surface mine in Jesup, Georgia to expand the flexibility and scalability of our internally sourced ore. Our mines provide us with high-quality domestic ilmenite ore feedstock and currently supply less than 15% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2024, include zircon (zirconium silicate), staurolite minerals, and monazite. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal. We are currently the only domestic producer of monazite, a key feed source of rare earth minerals. Our monazite is processed in the U.S., and the rare earth oxides extracted from the monazite are used in clean energy applications, such as permanent magnets for wind generation and electric vehicle batteries.

Titanium Technologies Transformation Plan

In the third quarter of 2023, in line with our strategic priorities for creating long-term shareholder value and building on the legacy of delivering high-quality Ti-PureTM offerings, the Titanium Technologies segment commenced certain transformation initiatives to streamline our workforce, drive enhancements to our manufacturing processes, and optimize input costs under the Titanium Technologies Transformation Plan, which supports our Pathway to Thrive corporate strategy, and positions us as one of the lowest-cost high-quality TiO2 pigment producers. As part of these efforts, in July 2023, we announced our decision to shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan. We fully completed the shut down in the fourth quarter of 2023 and completed decommissioning activities in the second quarter of 2024. Dismantling and removal activities are expected to be completed in the first quarter of 2025. We made total cash payments of $48 million and $25 million associated with the Titanium Technologies Transformation Plan during the years ended December 31, 2024 and 2023, respectively, inclusive of severance payments, decommissioning, and other third-party fees. As a result of efforts taken under the Titanium Technologies Transformation Plan, we achieved approximately $190 million in cost savings, of which $140 million and $50 million related to 2024 and 2023, respectively. We believe that our ongoing manufacturing optimization efforts, streamlined workforce initiatives, and additional measures, including our recently announced chlorine supply agreement with the PCC Group (described further below), will position us as one of the world's lowest-cost TiO2 providers and ultimately improve the earnings quality of our Titanium Technologies segment.

Industry Overview and Competitors

Overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted during the novel coronavirus disease (“COVID-19”) pandemic. In 2021, the TiO2 pigment market again grew at greater-than-global GDP growth rates. We saw robust demand in the first half of 2022, followed by a rapid market decline in the second half of 2022 as pigment demand declined below the long-term GDP trend. This low demand environment continued through 2023 and 2024 as global economic uncertainties persisted. In the longer-term, we expect global TiO2 pigment demand to continue its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2024 was approximately 7.3 million metric tons. Worldwide nameplate capacity in 2024 was estimated to be approximately 9.9 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. As future customer demand grows, we have the ability to incrementally increase our production capacity by approximately 15% through technology-enabled de-bottlenecking processes. We believe that unlocking this additional 15% of capacity is in line with our stated intention to grow with our customers’ needs over the long-term.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within premium performance pigment include Tronox Holdings plc, LB Group Co. Ltd., Venator Materials plc, Kronos Worldwide, Inc., and INEOS AG.

The Chemours Company

Raw Materials

The primary raw materials used in the manufacture of TiO2 pigment are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from multiple suppliers around the globe, primarily located in Australia, Africa, and Eastern Europe. We pursue a diversified procurement strategy, with long and medium-term supply contracts, as well as spot purchases. Where possible, we qualify or purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore. Our primary titanium feedstock is chloride ilmenite, and to a lesser extent, leucoxenes, slags, and natural and synthetic rutiles. Any of our titanium-bearing ores can be consumed at any of our operating sites, providing supply chain options in the event of supply disruptions. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores. Our increased pigment production capacity will be supported by investments to extend our ilmenite mines and through contracts with our suppliers.

We play an active role in ore source development around the globe. Supply chain flexibility allows for ore purchase and use optimization to manage short-term demand fluctuations and provide a long-term competitive advantage. Our process technology and ability to use lower-grade ilmenite ore gives us the flexibility to alter our ore mix to low-cost configuration based on sales, demand, and projected ore pricing. Lastly, we have taken steps to optimize routes for ore distribution within our manufacturing asset base and increased storage capacity at our production facilities.

Chlorine is also a key raw material input to our process. Price and availability of chlorine are subject to cyclicality and regional market dynamics. In addition, transporting chlorine can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third party that is co-located at our New Johnsonville, Tennessee site. In 2024, we announced that the PCC Group plans to build and operate a chlor-alkali facility on the grounds of our TiO2 plant in DeLisle, Mississippi and that the PCC Group and Chemours have entered into a chlorine supply agreement which is subject to certain customary conditions precedent. The new facility will utilize state-of-the-art technology to maximize energy efficiency and provide up to an annual nameplate capacity of 340,000 metric tons once the plant is operational. Construction is expected to begin in early 2026 with the plant being operational in 2028.

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

Sales, Marketing, and Distribution

We sell the majority of our products through a direct sales force. We continue to build on our commercial strategy to optimize our performance through TiO2 market cycles while remaining closely connected to our customer needs. Our strategy establishes a commercial framework that allows us to focus on enhancing durable, value-oriented customer relationships, while providing customers access to a predictable and reliable supply of high-quality TiO2. Customers can purchase Ti-PureTM TiO2 either through medium- to long-term contracts or through Ti-PureTM Flex. Launched in 2019, Ti-PureTM Flex is an innovative channel that provides customers the unique ability to purchase Ti-Pure™ TiO2 via our web-based portal, the first of its kind in the industry. To further expand our reach beyond these sales channels, we also utilize third-party sales agents and distributors.

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

The Chemours Company

Customers

Globally, we serve approximately 500 customers through our Titanium Technologies segment. In 2024, our 10 largest Titanium Technologies customers accounted for approximately 41% of the segment’s net sales, and one Titanium Technologies customer represented over 10% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin master batches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

Seasonality

The demand for TiO2 pigment is subject to seasonality due to the influence of weather conditions and holiday seasons on some of our applications, such as decorative coatings. As a result, our TiO2 pigment sales volume is typically highest in the second and third quarters. This pattern applies to the entire TiO2 pigment market, but may vary by region, country, or application. The impacts of seasonality on demand for TiO2 pigment may also be altered by economic factors, such as changes in global GDP, global supply chain and logistics issues, and other factors.

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

Our Advanced Performance Materials segment is focused on technology development in its key markets. We also participate in a broad array of industry consortia and collaborate with leading academics across a variety of disciplines to drive fundamental R&D in the materials space.

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

The demand for products in the economically sensitive advanced materials portfolio is tied to regulatory developments, as well as the cyclicality of key end markets, such as industrial, chemical processing, consumer goods, and transportation, and is expected to grow in line with GDP. However, with growing demand for cleaner and faster technologies, demand for products in the performance solutions portfolio is expected to grow at a rate faster than GDP, driven by global middle-class growth and alignment between our market-driven product technology development process and emerging market technologies, such as 5G, fuel cells and electrolyzers, electronics, communications, and transportation.

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

Our Advanced Performance Materials segment maintains a fleet of railcars, tank trucks, containers, and totes to deliver our products and support our supply chain needs. For the portion of the fleet that is leased, the related lease terms are usually staggered, which provides us with a competitive cost position, as well as the ability to adjust the size of our fleet in response to changes in market conditions. We manage our fleet to ensure it is appropriately sized to meet market demand while maintaining flexibility. A dedicated logistics team, along with external partners, works to optimize the assignment of our transportation equipment for each product line and geographic region to maximize utilization and flexibility of the supply chain.

Customers

Our Advanced Performance Materials segment serves approximately 1,000 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2024.

Seasonality

The Advanced Performance Materials segment has historically seen some seasonal effects with lower sales in the fourth quarter, with planned maintenance activities at our own sites and at certain customers typically occurring during this period.

The Chemours Company

Intellectual Property

Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how, and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications internationally for proprietary new product and application development technologies, and we work actively on a global basis to create, acquire, license, protect, and enforce our intellectual property rights. As of December 31, 2024, we owned approximately 4,050 granted patents and 1,420 pending applications in the U.S. and internationally, as well as approximately 1,680 trademark registrations and 24 pending trademark applications in the U.S. and internationally.

The protections afforded under our patents and trademarks vary based on country, scope of individual patent, and trademark coverage, as well as the availability of legal remedies in each country. Our patents, in the aggregate, are believed to be of material importance to our business. However, although certain proprietary intellectual property rights are important to our success, we do not believe that we are materially dependent on any single patent (or group of related patents) or trademark. We believe that securing our intellectual property is critical to maintaining our technology leadership and our competitive position, especially with respect to new technologies or the extensions of existing technologies. Our intellectual property can be a source of incremental income through licensing arrangements.

Our Thermal & Specialized Solutions segment is a technology leader in the markets in which it participates. We maintain a large fluorochemicals patent portfolio covering compositions, methods of making, and applications for refrigeration and air conditioning, foam expansion agents and propellants, specialty fluids, immersion cooling, and fluorochemical recycling, among other applications. With respect to our Opteon™ refrigerants we have composition patents covering R-1234yf having expiration dates through the end of the decade, and patents covering other aspects of our Opteon™ refrigerants including blend compositions containing R-1234yf, methods of making R-1234yf, and applications having varying expiration dates at least into the mid-2030s. We consider our Opteon™ and Freon™ trademarks used in the Thermal & Specialized Solutions segment to be valuable assets.

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

Climate Change

Our sustainability work begins with our vision to deliver Trusted Chemistry. That vision calls on us to ensure that our decisions ultimately help people live better lives and communities thrive. We don’t embrace sustainability for the sake of it, we ensure that our work is a fully integrated part of delivering our corporate strategy, Pathway to Thrive. Through sustainability we are actively protecting our license to operate our facilities, meeting the needs of our customers and differentiating our portfolio, advancing the work across the four pillars of our strategy — Operational Excellence, Enabling Growth, Portfolio Management, and Strengthening the Long-Term — to create value for our shareholders.

As part of delivering trusted chemistry, we focus on the responsible treatment of climate and water. Our 2030 goals include:

•
60% absolute reduction in Scope 1 and Scope 2 GHG emissions; and,
•
99% or more reduction of air and water process emissions of fluorinated organic chemicals ("FOCs").

In 2021, we updated our climate goals to better align our climate commitment with the Paris Accord and set us on a path to achieve net zero greenhouse gas emissions from our operations by 2050. In 2022, we signed a commitment with the Science Based Targets initiative (“SBTi”) to establish science-based targets for scopes 1, 2, and 3 GHG emissions. In May 2024, the SBTi approved Chemours’ near-term science-based emissions reduction targets. This includes our existing 2030 goal of a 60% absolute reduction and a new Scope 3 target of reducing emissions by 25% per ton of product by 2030. Beyond the progress we have made reducing our operational footprint through Scope 1 and 2 reductions, the reduction of our Scope 3 emissions will enable us to partner with our suppliers to further improve our Product Carbon Footprint by reducing upstream emissions, as well as reduce downstream emissions through the ongoing adoption of low carbon solutions enable by Chemours innovation, like our Opteon™ portfolio of low global warming potential refrigerants.

Making people’s lives better centers on the essentiality of our products and the critical end markets they serve. From medical applications that save lives, to low global warming potential refrigerants, durable paints and coatings, and even semiconductor chips and clean energy technologies such as EV batteries, Chemours chemistries power products that the world needs. We believe that climate change is an important global issue that presents both opportunities and challenges for our company, our partners, our customers, and our communities. Climate change matters for our company are likely to be driven by changes in physical and transition risk, such as regulations and/or public policy, and changes in technology and product demand. Our operations and business results are increasingly subject to evolving climate-related legislation and regulations, inclusive of restrictions on GHG emissions, cap and trade emissions trading systems, and taxes on GHG emissions, fuel, and energy, among other provisions. Such regulatory matters have led, and are expected to continue to lead, to subsequent developments in product technology and demand. This helps guide our investment decisions and drive growth in demand for low-carbon and energy-efficient products, manufacturing technologies, and services that facilitate adaptation to a changing climate. Our business segments conduct market trend impact assessments, continuously evaluate opportunities for existing and new products and are well-positioned to take advantage of opportunities that may arise from increased market demand for and/or legislation mandating or incentivizing the use of products and technologies necessary to achieve a low-carbon economy.

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential ("GWP") and near-zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are on track to achieve, by the end of 2025, our estimated goal that our low GWP products will result in 325 million tons of avoided emissions of carbon dioxide equivalents on a global basis.

We are a proponent of the AIM Act, that went into effect in 2022 and has begun the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture HFC-23 process emissions from the site. This project was operational as of October 2022 and validation of performance was completed prior to an extension period granted by the U.S. Environmental Protection Agency ("EPA") in the first quarter of 2023.

The Chemours Company

In our Titanium Technologies business, our Ti-Pure™ Sustainability ("TS") product series, is designed to advance our customers’ sustainability goals. The product series includes enhanced product sustainability designations—including climate impact and resource efficiency. Going forward, our product portfolio will continue to be centered on the evolving needs of our customers.

In our Advanced Performance Materials segment, our growth prospects in fluoropolymers are also enhanced by regulation driving the increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, enabling vehicle electrification and the shift to hydrogen-powered vehicles, and improving the sustainability footprint and performance of hybrid and electric car batteries. We expect the use of our fluoropolymers in vehicles to increase, driven by the automotive industry’s trends toward energy efficiency and clean energy due to evolving emissions performance regulations and increasing adoption of electric vehicles. Our fluoropolymer technology supports growing market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

As an energy and emissions intensive company, our costs of complying with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of GHG-emitting equipment, or additional costs associated with GHG emissions. Additionally, significant regional or national differences in approaches to the imposition of such regulations and restrictions could present competitive challenges or opportunities in a global marketplace. Currently, most of our global operating facilities are required to monitor and report their GHG emissions but may or may not be subject to programs requiring trading or emission controls. The EU Emission Trading System applies to our operating sites in that region. Furthermore, U.S. political administration could lead to changes to federal regulation with respect to GHG emissions limits and/or other legislation that could impact our operations. By tracking and taking action to reduce our GHG emissions footprint through energy efficiency programs, increased use of renewable energy and focused GHG emissions reduction programs, we can decrease the potential future impact of these regulatory matters.

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success depends on our ability to attract, retain and motivate employees, and to identify and develop high-performing talented personnel to succeed our senior management and other key roles. This success depends on creating a diverse, inclusive, equitable and thriving workplace culture – one that holds a multiplicity of viewpoints, stems from a variety of backgrounds, and brings an abundance of different life experiences to work. We believe our global workforce should reflect the viewpoints and diversity of the communities in which we operate. That combination of excellence and diversity is essential to continuing our strong track record of uncovering and delivering the innovative solutions society needs.

Diverse and Inclusive Leadership and Workforce

Our board of directors is comprised of eleven individuals with a diverse set of experiences, skills and credentials, selected for their business acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the Company with unique insights and fresh perspectives. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. As of the date of this Annual Report on Form 10-K, management of the Company is led by our Chief Executive Officer (“CEO”) and 7 of her direct reports, which comprise our Chemours Executive Team (“CET”). Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

The Chemours Company

As of December 31, 2024, we had approximately 6,000 employees globally, nearly all of which were full-time employees. As of December 31, 2024, we had approximately 77% of our employees in the Americas (67% of whom are in the United States), 16% in Europe, and 7% in Asia Pacific (4% are in China). Approximately 13% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

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

Corporate Responsibility Commitments ("CRC")

Chemours is committed to creating and sustaining a diverse, inclusive, and safe workplace that reflects our diverse communities in which we operate and focuses on diversity of skills and diversity of experiences with a focus on creating a vibrant workplace culture that attracts, retains, and empowers the best and brightest in their fields.

In support of our commitment to foster a diverse and inclusive environment where all employees can contribute, thrive and grow, we have several Employee Resource Groups (“ERGs”): Chemours Asian Group, Chemours Black Employee Network, Chemours Latin American Resource Organization, Chemours Pride Network, Chemours Women’s Network, Early Career Network, Chemours Veterans' Network and Chemours Native American Employee Network. The objectives of these ERGs are to help foster a diverse, inclusive workplace by educating and building awareness across the Company on challenges underrepresented groups often face, how to be more inclusive, supporting career development efforts, and leading community outreach efforts. We also facilitate additional educational programs, workshops and discussions on a variety of diversity and inclusion topics for global, regional, and local employee groups. We continue to further our CRC goals through a range of tactics. To recruit top talent and broaden our local workforce pipeline, we virtually attended as well as attended fairs at various universities and conferences. Meanwhile, our manufacturing sites partnered with local trade schools and community colleges to create apprenticeship opportunities and develop degree programs that teach students the unique skills needed for a career in operations.

Ultimately, we believe that these efforts create a company culture that promotes individual differences, differences in experience and skills, a safety-focused mentality, and talent development initiatives which result in competitive strength.

Safety

Safety is one of our five core values and is deeply engrained throughout our culture. As an industry leader in Responsible Manufacturing, we operate our plant sites with a deep commitment to the health and safety of communities where we operate, our people, and our partners all along the value chain.

In February 2024, the board of directors established an Environmental, Health, Safety (“EHS”) and Operations Performance committee. The committee assists the board in overseeing the assessment and management of environmental, health, and safety risks by reviewing our programs for identifying, assessing, managing, and mitigating such risks.

At Chemours, our talented and dedicated people are one of our biggest strengths, and ensuring we have leaders who are committed to safety and manufacturing our products responsibly is foundational to our company's success. We believe our ability to keep our employees safe from harm and business performance are interconnected. As a part of our safety culture, every employee feels supported and empowered to exercise "stop work authority" and to participate openly in incident investigations which leads to operational learning focused on eliminating or reducing physical accidents. Around the world and at every site, the way in which we work is grounded in our Safety value, always.

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

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our commitment to sustainability, corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2024, our voluntary attrition percentage was approximately 8%.

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
•
In connection with our Separation, we were required to assume, and indemnify EID for, certain liabilities. As we may be required to make payments pursuant to these indemnities or under the cost-sharing provisions of the MOU, we may need to divert cash to meet those obligations, and our liquidity or financial results could be negatively affected. In addition, the obligations of EID to indemnify us and/or the obligation of the DuPont Indemnitees to share costs for certain liabilities may not be sufficient to fund us against the full amount of the applicable liabilities for which it will be allocated responsibility, and EID and/or the DuPont Indemnitees may not be able to satisfy their obligations in the future;
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
•
As a result of the Audit Committee Internal Review that commenced in 2024, we may be exposed to civil or criminal litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows; and,
•
Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations, financial condition and cash flows.

Risks Related to Our Business Performance

•
Operating as a multi-national corporation presents risks associated with global and regional economic, political and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards);
•
If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our results of operations could be negatively affected:
•
The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected;
•
Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant negative impact on our earnings;
•
Our reported results and financial condition could be adversely affected by currency exchange rates and currency devaluation could impair our competitiveness;
•
If we are unable to innovate and successfully introduce new products, or new technologies or processes reduce the demand for our products or the price at which we can sell products, our profitability could be adversely affected;
•
If our long-lived assets, including goodwill, become impaired, we may be required to record significant charges to earnings;
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

The Chemours Company

•
A pandemic, epidemic, or other outbreak of infectious disease may have a material adverse effect on our business operations, results of operations, financial condition, and cash flows.

Risks Related to Our Operations

•
Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations, financial condition and cash flows;
•
Hazards associated with chemical manufacturing, storage, containment, and transportation could adversely affect our results of operations;
•
Our results of operations and financial condition could be seriously impacted by business disruptions, including environmental, weather, and natural disasters.
•
We participate in certain business relationships where we may be adversely impacted by the actions of the joint venture, its participants, or other partners;
•
Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents;
•
Our operations could be materially impacted in the event of a failure of our information technology infrastructure;
•
If we identify a material weakness in internal control over financial reporting, or if we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud, either of which could have a material effect on us; and
•
We have incurred and expect to continue to incur significant expenses related to the Audit Committee Internal Review, and any resulting litigation.

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
•
We may need additional capital in the future and may not be able to obtain it on favorable terms, or at all;
•
The agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions;
•
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly; and
•
Adverse developments affecting the financial markets and currency exchange rates, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, results of operations, or cash flows.

General Risk Factors

•
Our stock price could become more volatile and investments could lose value;
•
We cannot guarantee the timing or amount of our dividends, if any, and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock;
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

We face risks arising from various unasserted and asserted legal claims, investigations, and litigation matters, such as product liability claims, patent infringement claims, anti-trust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts. We have noted a nationwide trend in purported mass tort and class actions against chemical manufacturers generally seeking relief, such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public and damages to natural resources. Various factors or developments in these nationwide trends or in the actions could result in future charges that could have a material adverse effect on us. We are also subject to requests for information, including those described below under “As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows.” An adverse outcome in any one or more of these matters could be material to our financial results, liquidity, and/or stock price, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed below, we are a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of per- and polyfluoroalkyl substances ("PFAS"), including perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) and other compounds; and products that are manufactured or use such compounds, including Aqueous Film Forming Foam (“AFFF”). Chemours does not, and has never, used PFOA as a polymerization aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) and used PFOA as a polymerization aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey ("Chambers Works"); Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

We have received inquiries, government investigations, directives, multiple lawsuits, and other actions related to PFOA, HFPO Dimer Acid, AFFF, and PFAS. These or other governmental inquiries or lawsuits could lead to us incurring liability for damages or other costs, a criminal or civil proceeding, the imposition of fines and penalties, and/or other remedies, as well as restrictions on or added costs for our business operations going forward, including in the form of restrictions on discharges at our sites, such as Fayetteville, Dordrecht Works in Dordrecht, Netherlands or otherwise. In relation to remedies, these costs could be for both on-site and off-site issues, including additional on-site corrective action and off-site drinking water and other programs. Additional lawsuits or inquiries also could be instituted related to these or other compounds in the future. Accordingly, the existing lawsuits and inquiries, and any such additional litigation, relating to our existing operations, PFOA, HFPO Dimer Acid, AFFF, PFAS, or other compounds associated with our products or operations could result in us incurring additional costs and liabilities, which may be material to our financial position and results of operations.

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

If we are found to be in violation of these laws, regulations, or enforcements, which may be subject to change based on legislative, scientific, or other factors, we may incur substantial costs, including fines, damages, criminal or civil sanctions, remediation costs, reputational harm, loss of sales or market access, or experience interruptions in our operations. Our operations and production may also be subject to changes based on increased regulation or other changes to, or restrictions imposed by, any such additional regulations. Any operational interruptions or plant shutdowns may result in delays in production or may cause us to incur additional costs to develop redundancies in order to avoid interruptions in our production cycles, which could result in future asset impairments. In addition, the manner in which adopted regulations (including environmental and safety regulations) are ultimately implemented may affect our products, the demand for and public perception of our products, the reputation of our brands, our market access, and our results of operations. In the event of a catastrophic incident involving any of the raw materials we use or chemicals we produce, we could incur material costs to address the consequences of such event and future reputational costs associated with any such event.

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

The Chemours Company

There is also a risk that one or more of our manufacturing processes, key raw materials, or products may be found to have, or be characterized or perceived as having, a toxicological or health-related impact on the environment or on our customers or employees or unregulated emissions, which could potentially result in us incurring liability in connection with such characterization and the associated effects of any toxicological or health-related impact. If such a discovery or characterization occurs, we may incur increased costs in order to comply with new regulatory requirements or as a result of litigation. In addition, the relevant materials or products, including products of our customers incorporating our materials or products, may be recalled, phased-out, or banned. Changes in laws, science, or regulations, or their interpretations, and our customers’ perception of such changes or interpretations, which may or may not be supported by scientific evidence, may also affect the marketability of certain of our products.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that are affected and elements of the proposal, and further meetings will be held in 2025. In November 2024, ECHA and the five European countries issued a progress update on the PFAS restriction, indicating that alternative restriction options, besides a full ban or a ban with time-limited derogations, are being considered for uses including, but not limited to: batteries; fuel cells; and electrolysers, and that fluoropolymers have high stakeholder interest considering availability of alternatives for certain uses and potential socio-economic impacts of a ban. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

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

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. We expect to receive future test orders, however the timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material. The draft Effluent Limitations Guidelines ("ELGs") for PFAS manufacturers as announced in the PFAS Strategic Roadmap were not proposed in the fourth quarter of 2024 and we continue to monitor and respond to information requests related to potential ELGs.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. This appeal is now being held in abeyance until April 2025 to allow EPA to review the underlying rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

In connection with our Separation, we were required to assume, and indemnify EID for, certain liabilities. As we may be required to make payments pursuant to these indemnities or under the cost-sharing provisions of the MOU, we may need to divert cash to meet those obligations, and our liquidity or financial results could be negatively affected. In addition, the obligations of EID to indemnify us and/or the obligation of the DuPont Indemnitees to share costs for certain liabilities may not be sufficient to fund us against the full amount of the applicable liabilities for which it will be allocated responsibility, and EID and/or the DuPont Indemnitees may not be able to satisfy their obligations in the future.

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

As a result of the Audit Committee Internal Review that commenced in 2024, we may be exposed to civil and criminal litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows.

The Audit Committee, with the assistance of outside counsel, conducted an internal review in the first quarter of 2024 in response to an anonymous report made to the Chemours Ethics Hotline. The scope of the review included the processes for reviewing reports made to the Chemours Ethics Hotline, our practices for managing working capital, including the related impact on metrics within our incentive plans, certain non-GAAP metrics included in filings made with the SEC or otherwise publicly released, and related disclosures. The Audit Committee completed its planned procedures with respect to its review and its findings determined that our then-Chief Executive Officer ("CEO"), then-Chief Financial Officer ("CFO"), and then-Controller engaged in efforts in the fourth quarter of 2023 to delay payments to certain vendors and accelerate the collection of receivables, in part to meet free cash flow targets that we had communicated publicly, and which also would be part of a key metric for determining incentive compensation applicable to executive officers. The Audit Committee Internal Review determined that there was a lack of transparency with our board of directors by the members of senior management who were engaging in these actions, and that these actions violated the Chemours Code of Ethics for the CEO, CFO, and the Controller. As a result, these individuals are no longer with the Company. We issued Current Reports on Form 8-K related to the Audit Committee Internal Review, including announcing the administrative leave determinations, announcing the appointment of a new CEO and Interim CFO, and providing a general update on the review. Chemours is cooperating with requests for information by the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and our SEC filings and in June 2024 received a subpoena from the SEC in respect of that review. In March 2024, two putative class actions were filed in Delaware federal court against us and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In April 2024, June 2024, July 2024, August 2024 and October 2024, we received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over our accounting practices. In addition, we are aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. These matters could result in us incurring additional costs and liabilities, which may be material to our results of operations, financial condition, and cash flows.

Refer to Part II, Item 9A of this Annual Report on Form 10-K and "Note 2 – Basis of Presentation" and "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements for further details related to these matters.

The Chemours Company

Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations, financial condition and cash flows.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies and procedures, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. In February 2025, the U.S. presidential administration issued an executive order pausing the U.S. Department of Justice’s enforcement of the FCPA for 180 days until the attorney general issues revised FCPA enforcement guidance. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the U.S. presidential administration, we cannot be certain if or how the DOJ’s enforcement of the FCPA will change or its impact on our business. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability, and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

Risks Related to Our Business Performance

Operating as a multi-national corporation presents risks associated with global and regional economic, political and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards).

Our business and operating results may in the future be adversely affected by global and regional economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as tariffs on international trade, border adjustments for certain products, strikes or labor disruptions, and a changing financial regulatory environment that could affect the global economy. Such global and regional economic and political conditions may be further affected by physical risks that stem from a number of root causes, including natural disasters, climate change, and/or travel-based restrictions that may be driven by geo-political activities, military actions, terrorism, and the spread of pandemics, such as the COVID-19 pandemic. In addition, social and political concerns and divisions in the U.S. and throughout the world, including elections and political changes in various countries, may further exacerbate economic and geo-political risks.

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

In addition to the general risks associated with operating in the global economy and political conditions, our revenue and profitability are largely dependent on the TiO2 pigment industry and the industries that are the end-users of our refrigerants and fluoropolymers. TiO2 pigment, refrigerants, and fluoropolymers are used in many “quality of life” products for which demand historically has been linked to global, regional, and local GDP and discretionary spending, which can be negatively impacted by regional and world events or economic conditions. Such events, which may or may not impact all of our businesses at the same time or to the same degree, are likely to cause a decrease in the demand for our products and, as a result, may have an adverse effect on our results of operations and financial condition. The future profitability of our operations, and cash flows generated by those operations, will also be affected by the available supply of our products in the market. Further, our future demand growth may be below average global GDP growth rates if our sales into developed markets outpace our sales into emerging markets. In addition, because demand for certain of our products is driven in part by industry needs to comply with certain environmental regulations (such as markets for refrigerants and foams with low GWP), changes in, the elimination of, or lack of enforcement of such environmental regulations in the U.S., the EU, or other jurisdictions can also negatively impact demand for such products and, as a result, our results of operations and financial condition.

The Chemours Company

If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our results of operations could be negatively affected.

If significant tariffs or other restrictions continue to be placed on foreign imports and related countermeasures are taken by impacted foreign countries, our results of operations, financial condition and cash flows may be negatively affected. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, foreign countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. If further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by impacted foreign countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and our results of operations could be negatively affected.

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

Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant negative impact on our earnings.

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

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets, our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets, and our ability to adapt to changing regulations including climate change or environmental related regulations. We must continue to develop lower-emission manufacturing technologies and identify, develop, and market innovative products or enhance existing products on a timely basis to maintain our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation related to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws, regulations, or enforcements. We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve the expected benefits associated with new products developed to meet new laws, regulations, or enforcements if the implementation of such laws, regulations, or enforcements is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

The Chemours Company

If our long-lived assets, including goodwill, become impaired, we may be required to record significant charges to earnings.

We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets, including goodwill, or other assets is determined, negatively impacting our results of operations. We have a significant amount of long-lived assets on our consolidated balance sheets. Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 1 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets and goodwill may not be recoverable, include, but are not limited to, changes in the industrial, economic, political, social, and physical landscapes in which we operate, a decline in our stock price and market capitalization, reduced future cash flow estimates, changes in discount rate, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. Subsequent to December 31, 2023, after the announcement of the Audit Committee Internal Review, we experienced significant fluctuations in our stock price. A sustained decline in our stock price in the future could indicate the carrying value of our goodwill may not be recoverable.

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value, resulting in a non-cash goodwill impairment charge of $56 million. There can be no assurance that future events may not result in an impairment to the Advanced Performance Materials asset group or an impairment to any of our other reporting units' goodwill or long-lived assets.

We could be subject to changes in our tax rates and the adoption of tax legislation or exposure to additional tax liabilities that may adversely affect our results of operations, financial condition, and cash flows.

We are subject to taxes in the U.S. and non-U.S. jurisdictions where our subsidiaries are organized. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by and may fluctuate because of changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or their interpretations, and taxes associated with the repatriation of our non-U.S. earnings. Our tax returns and other tax matters are subject to examination by local tax authorities and governmental bodies. Additionally, we and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions with proper local transfer pricing documentation in place, tax authorities could propose and sustain adjustments. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. If our effective tax rates were to increase, or if the ultimate determination of the taxes owed by us is for an amount in excess of amounts previously accrued, our operating results, financial condition, and cash flows could be adversely affected. We, and our subsidiaries, are required to file certain tax returns and information reports with various tax authorities and government bodies. The failure to file returns or information reports could be punishable by civil penalties as well as other remedial measures which could adversely affect our operating results, financial condition, or cash flows.

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

The Chemours Company

The widespread outbreak of any illness or communicable disease could result in a significant health crisis that adversely affects local and global economies and financial markets. The effects of any significant health crisis have the potential to have a material adverse impact on our business operations, results of operations, financial condition, and cash flows, and may also exacerbate our other risks, as described within this Item 1A – Risk Factors, any of which could have a material effect on us, including among other things, risks associated with our indebtedness, such as available capacity and compliance with debt covenants, risks related to the adequacy of our cash flows and earnings or other conditions which may affect our liquidity, and risks related to our ongoing ability to pay dividends and repurchase common stock.

Risks Related to Our Operations

Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations, financial condition and cash flows.

One of the ways we may improve our business is through the expansion or improvement of our facilities. Construction of additions or modifications to facilities involves numerous regulatory, environmental, political, legal, and economic uncertainties that are beyond our control and are subject to various start-up risks and consent to operate. Difficulties in obtaining and maintaining any of the requisite licenses, permits, and authorizations from governmental or regulatory authorities could increase the total cost, delay, jeopardize, prevent the construction or opening of such facilities, or cause shutdowns of such facilities. Our expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms, or at all. As a result, these projects may not be completed on schedule, at the budgeted cost, or at all, which may adversely affect our results of operations, financial condition, and cash flows. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project or may be negatively impacted by regulatory or other developments relating to the chemicals we use or manufacture. As a result, we may not be able to realize our expected investment return, which could also adversely affect our results of operations, financial condition, and cash flows.

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

There are hazards associated with chemical manufacturing and the related storage, containment, and transportation of raw materials, products, and wastes, and the safety of our employees and communities. These hazards could lead to an interruption or suspension of operations and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on us as a whole, which could result in potential impairments of assets. While we endeavor to provide adequate protection for the safety of our employees and the safe-handling of these materials, issues could be created by various events, including unforeseen accidents or defects, natural disasters, severe weather events, acts of sabotage, employees malfeasance, military actions, terrorism, and performance by third parties, including tenants at certain of our manufacturing facilities, and, as a result, we could face the following potential hazards, among others:

•
piping and storage tank leaks and ruptures;
•
mechanical failure;
•
employee exposure to hazardous substances;
•
fires and explosions; and,
•
chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may cause personal injury and loss of life, damage to property, contamination of the environment, and damage to natural resources, which could lead to government fines and penalties, remedial obligations, work stoppage injunctions, claims and lawsuits by injured persons, damage to our public reputation and brands, loss of sales and market access, customer dissatisfaction, and diminished product acceptance. If such actions are determined adversely to us or there is an associated economic impact to our business, we may have inadequate insurance or cash flows to offset any associated costs. Such outcomes could adversely affect our financial condition, results of operations and cash flows.

The Chemours Company

Our results of operations and financial condition could be seriously impacted by business disruptions, including environmental, weather, and natural disasters.

We and certain of our customers and suppliers have experienced business and/or supply chain disruptions, plant downtime, power outages, and other disruptions, caused by, among other things, environmental and natural disaster incidents. The nature of our business dictates that we maintain significant concentrations of physical assets, many of which are large users of water, in geographic locations which may be vulnerable to the impacts of climate change, including weather or geological events or natural disasters, such as, but not limited to, hurricanes, earthquakes, flood, prolonged droughts or wild fires (whether as a result of climate change or otherwise), significant changes in storm patterns and intensities, water shortages, increasing atmospheric and water temperatures, and rising sea levels. Such events could also seriously harm our operations, as well as the operations of our customers and suppliers, and accordingly, we continue to study the long-term implications of changing climate parameters on plant siting, operational issues, and water availability. For example, in June 2024, we had to temporarily pause production at our Altamira TiO2 manufacturing facility in Mexico for approximately three weeks due to severe drought conditions. We may experience similar type disruptions in the future, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.

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

We participate in certain business relationships where we may be adversely impacted by the actions of the joint venture, its participants, or other partners.

We have investments in and commitments to certain unconsolidated joint ventures with unrelated parties. If the business relationships or their participants do not honor their obligations, or perform the way we expected them to, we may be required to expend additional resources or suffer losses, which could be significant. In addition, because we generally do not control these business relationships, our investments may be illiquid and we may not always agree with our partners on major decisions. Disputes between us and partners may result in litigation or arbitration that could increase our expenses and distract our management team.

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

Preparedness plans pertaining to the cyber-related aspects of our business have been developed with detailed actions needed in the event of unforeseen events. These measures have historically been in place, and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

If we identify a material weakness in internal control over financial reporting, or if we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud, either of which could have a material effect on us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows or significantly changes, our internal controls may become more complex, and we could require significantly more resources to ensure our internal controls remain effective. As discussed further in Part II, Item 9A of this Annual Report on Form 10-K, in 2023 we identified certain material weaknesses in our internal control over financial reporting, all of which have been remediated as of December 31, 2024. If we identify material weaknesses in the future, it could negatively impact our operations or the market value of our common stock. Additionally, the existence of any material weakness may require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.

We have incurred and expect to continue to incur significant expenses related to the Audit Committee Internal Review and the remediation of the material weaknesses in our internal control over financial reporting.

We have devoted substantial internal and external resources towards the Audit Committee Internal Review and expect to continue to devote substantial resources towards the implementation of enhanced procedures and controls over deficiencies and the remediation of material weaknesses in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Additionally, we have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and our directors. In connection with the Audit Committee Internal Review, we have received requests from former members of senior management under such indemnification agreements and our bylaws to provide advances of funds for legal fees and other expenses, and we expect additional requests in connection with the Audit Committee Internal Review and any future related litigation, which could be significant. We have taken several remediation efforts in response to the Audit Committee Internal Review. However, there can be no assurance that these steps and future steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional matters requiring remediation, we may be required to devote significant additional time and expense to additional remediation efforts. The incurrence of significant additional expenses or the requirement that management devote substantial time to these efforts could reduce the time otherwise available to execute on our business strategies and could have a material adverse effect on our results of operations, financial condition, and cash flows.

The Chemours Company

Risks Related to Our Indebtedness

Our current level of indebtedness could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2024, we had approximately $4.1 billion of indebtedness. At December 31, 2024, together with the guarantors, we had approximately $1.5 billion of indebtedness outstanding under our senior secured credit facilities, and a net $640 million of revolving credit facility (“Revolving Credit Facility”) availability after letters of credit, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

•
making it more difficult for us to satisfy our obligations with respect to indebtedness;
•
increasing our vulnerability to adverse changes in general economic, industry, and competitive conditions;
•
requiring us to dedicate a significant portion of our cash flows from operations to make principal and interest payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital and other general corporate purposes;
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

Notwithstanding our current level of indebtedness, we may incur significant additional indebtedness and related interest expense in the future, including additional secured indebtedness (including the $900 million maximum capacity under the Revolving Credit Facility) that would be effectively senior to our outstanding notes. Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

We may need additional capital in the future and may not be able to obtain it on favorable terms, or at all.

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

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings, including environmental, social and governance-related impacts. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our overall credit ratings and our debt securities. On June 3, 2024, Moody’s affirmed our Ba3 rating with stable outlook. On April 17, 2024, S&P Global affirmed our BB- credit rating with negative outlook. These negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We may use, from time to time, derivative instruments to mitigate interest rate risk. However, there is no guarantee that derivative contracts may be available to us and/or if such contracts will provide the desired results. As of December 31, 2024, we had approximately $1.5 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates, which resulted in interest expense of $127 million.

Refer to “Note 26 – Financial Instruments” to the Consolidated Financial Statements for further details regarding our interest rate swaps designated as a cash flow hedge.

Adverse developments affecting the financial markets and currency exchange rates, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, results of operations or cash flows.

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

The Chemours Company

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

A significant drop or rise in our stock price could expose us to costly and time-consuming litigation and may lead to an increase in shareholder activism and could adversely affect our relationship with shareholders, including employees receiving stock-based compensation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business. See also “As a result of the Audit Committee Internal Review, we may be exposed to litigation from investors and/or regulatory entities, which may adversely affect our reputation, results of operations, financial condition, and cash flows” for a discussion of recent requests for information and potential private litigation.

We cannot guarantee the timing or amount of our dividends, if any, and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock.

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

We have had several unplanned senior management changes recently, including our then-Chief Executive Officer, then-Chief Financial Officer, and then-Controller being placed on administrative leave in February 2024, and the appointment of our current Chief Executive Officer and Chief Financial Officer. Leadership transitions and management changes can be difficult to manage, particularly if they are unplanned, inherently cause some loss of institutional knowledge and may cause uncertainties or a disruption to our business or increase the likelihood of turnover in key officers and employees. Our ability to execute our business strategies may be impacted by the uncertainty associated with these transitions and the time and attention of our board of directors and management may be required to dedicate to management transitions could disrupt our business. These factors could have a material adverse effect on our results of operations, financial condition, and cash flows.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Chemours recognizes the critical importance of maintaining a cybersecurity program to provide a secure and reliable computing environment protecting our information, systems and assets and to enable our digital transformation goals. Our cyber and information security program (the “Program”) is based upon standards published by the National Institute of Standards and Technology (“NIST”) in their Cybersecurity Framework. The goals of our Program are:

•
identifying, preventing, and mitigating cybersecurity threats to the Company;
•
preserving the confidentiality, security, and availability of the information that we collect and store to use in our business;
•
protecting our intellectual property;
•
maintaining the confidence of our customers, business partners and other stakeholders; and
•
providing appropriate public disclosure of cybersecurity risks and incidents, when required.

The Chief Information Security Officer (“CISO”) is the Chemours executive principally responsible for managing and maintaining the Program, is accountable for managing risk, ensuring that the organization’s security posture is aligned with its business objectives, and providing timely updates to senior management on such efforts. The CISO reports to the Chief Information Officer. The current CISO has more than seven years with Chemours and over 25 years of total cyber and information security experience with multiple companies across both the private and public sector in CISO and other information security roles.

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

We educate our employees and contractors annually on cyber risks and prevention, monthly using online situational awareness training, active employee engagement, and ongoing phishing simulations.

The CISO has an incident response plan designed to address potential cybersecurity incidents and notify appropriate leadership while determining the material impact through a cyber sub-committee of management’s Disclosure Committee. The plan also includes implementing long-term strategies for recovery and prevention of future incidents.

A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of our processes and practices through auditing, assessments, tabletop exercises, threat modeling, and other exercises focused on evaluating the effectiveness of the Program.

The Chemours Company

The board of directors is responsible for oversight of our Enterprise Risk Management process ("ERM") and is informed of the risks associated with cybersecurity through periodic ERM updates. The Board has also delegated oversight of the cybersecurity and information security programs and processes for assessing, identifying and managing material risks from cybersecurity threats to the Audit Committee. The Audit Committee regularly meets with the CISO to review and discuss cybersecurity risks, the status of ongoing cyber initiatives and strategies, incident reports and learnings, as well as key performance indicators. The results of any cyber risk assessments, audits, and reviews are reported to the Audit Committee and, ultimately, the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by the assessments, audits and reviews.

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

The following chart sets forth our production facilities at December 31, 2024.

Production Facilities
Region	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Shared Locations
North America	Corpus Christi, Texas El Dorado, Arkansas (1) LaPorte, Texas (1) Louisville, Kentucky (1)	DeLisle, Mississippi New Johnsonville, Tennessee Jesup, Georgia (Mine) (1) Nahunta, Georgia (Mine) (1) Offerman, Georgia (Mineral Separation) Starke, Florida (Mine & Mineral Separation)	Deepwater, New Jersey Elkton, Maryland (1) Fayetteville, North Carolina Louisville, Kentucky Parlin, New Jersey (1) Washington, West Virginia	Belle, West Virginia (3)
Europe, the Middle East, and Africa			Mechelen, Belgium Villers St. Paul, France (1)	Dordrecht, Netherlands (4)
Latin America	Barueri, Brazil (1) Manaus, Brazil (1) Monterrey, Mexico (1)	Altamira, Mexico
Asia Pacific	Chiba, Japan (2)		Shimizu, Japan (2) Sichuan, China (2)	Changshu, China (2) (4)
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

The Chemours Company

The following chart sets forth our stand-alone technical centers at December 31, 2024.

Technical Centers
Region	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Shared Locations
North America				Newark, Delaware (1) (4) Wilmington, Delaware (1) (3)
Europe, the Middle East, and Africa		Kallo, Belgium (1)		Meyrin, Switzerland (1) (3)
Latin America		Mexico City, Mexico (1)
Asia Pacific			Shimizu, Japan (2)	Shanghai, China (1) (4)
(1)
Site is leased from a third party.
(2)
Site with joint venture equity affiliates.
(3)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(4)
Shared site between the Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials segments.

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2025. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

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

Item 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental and regulatory, anti-trust, and other such matters that arise in the ordinary course of business. In addition, we, by virtue of our status as a subsidiary of EID prior to the Separation, are subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Discussion of all legal and environmental proceedings is incorporated by reference from Part II, Item 8, "Note 22 - Commitments and Contingent Liabilities” of this document, and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

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

Denise Dignam, age 59, serves as our President and Chief Executive Officer. Ms. Dignam was appointed Chief Executive Officer in March 2024. Ms. Dignam joined Chemours in 2015 and has served as our President – Titanium Technologies, from 2023 to 2024; President – Advanced Performance Materials from 2021 to 2023; Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

Shane Hostetter, age 43, serves as our Chief Financial Officer. Mr. Hostetter was appointed to this role in July 2024. Prior to joining Chemours, Mr. Hostetter served as Executive Vice President, Chief Financial Officer of Quaker Chemical Corporation ("Quaker Houghton") since March 2023, and also served as Chief Accounting Officer from October 2023 to January 2024. Mr. Hostetter previously served as Quaker Houghton's Senior Vice President, Chief Financial Officer from April 2021 through February 2023. Prior to that role, he served as Vice President, Finance and Chief Accounting Officer from August 2019 until April 2021, and Global Controller and Principal Accounting Officer from September 2014 until July 2019. Prior to Quaker Houghton, Mr. Hostetter held several financial leadership roles at Pulse Electronics Corporation. Mr. Hostetter began his career at PricewaterhouseCoopers LLP ("PwC") within the assurance practice.

Joseph T. Martinko, age 57, serves as our President – Thermal & Specialized Solutions. Mr. Martinko was appointed to this role in July 2023. Mr. Martinko joined Chemours in 2015 and served as Global Business and Marketing Director – Opteon™ products from 2015 to 2019 and Senior Business Director, Americas, from 2019 to 2023. Previously, Mr. Martinko worked at EID in various roles in the fluorochemicals business including North America General Manager and various Global sales, business and marketing roles in Fluoroproducts. Mr. Martinko joined EID in 1995 and had Safety, Health and Environmental and Operations responsibility for several manufacturing units at EID's Chambers Works Facility.

Gerardo Familiar, age 49, serves as our President – Advanced Performance Materials. Mr. Familiar was appointed to this role in March 2023. Mr. Familiar joined Chemours in 2015 and has served as our General Manager - Chemours Hydrogen Venture from 2022 to 2023; Senior Director of TSS Global Strategy, Marketing, and Regulatory Affairs from 2020 to 2022; Director of Investor Relations from 2019 to 2020; Global Business Director and President - Chemours Mexico from 2016 to 2019; and Global Business Director - Coatings from 2015 to 2016. Previously, he worked at EID in various roles, including Global Business Manager from 2014 to 2015; and Business & Marketing Manager North America - APM & TSS from 2013 to 2014. Mr. Familiar joined EID in 2002 as a Sales and Marketing Leader - Mexico and Central America. Prior to joining EID, Mr. Familiar was a Senior Consultant at PwC from 2000 to 2002; and a Business Consultant at Decide MX from 1995 to 1999.

Diane I. Picho, age 64, serves as our Interim President - Titanium Technologies. Ms. Picho was appointed to this role in March 2024. Ms. Picho has been appointed to serve as our Chief Enterprise Enablement Officer, with an effective date of March 3, 2025. Ms. Picho joined Chemours in 2015 and has served as Vice President of Human Resources and Chief of Staff for Titanium Technologies from 2023 to 2024; Vice President of Commercial Operations for the Chemours Advanced Performance Materials business from 2022 to 2023; Senior Director of Commercial Operations for the Chemours Advanced Performance Materials business from 2020-2021; Senior Director of Global Strategy & Business Operating Systems for Chemours Fluoroproducts from 2017 to 2019; and Global Business Productivity Director for Chemours Fluoroproducts from 2015 to 2016. Prior to joining Chemours, Ms. Picho worked at EID in various roles including, North America Regional Business & Market Director for DuPont Chemicals & Fluoroproducts from 2013 to 2015; and Global Business Manager for Fluorochemicals Refrigerants from 2007 to 2012. Ms. Picho joined EID in 1983 as an R&D Engineer.

Kristine Wellman, age 55, serves as our Senior Vice President, General Counsel and Corporate Secretary. Ms. Wellman was appointed Senior Vice President, General Counsel & Corporate Secretary in October 2022. Ms. Wellman joined Chemours in December 2014 and has held several positions within the Company throughout her tenure. Ms. Wellman served as Associate General Counsel and Assistant Corporate Secretary from July 2015 through February 2019, and a Vice President from March 2018 through February 2019. Ms. Wellman joined business operations for the Fluoroproducts business in March 2019, serving as Plant Manager, Chambers Works, from March 2019 through November 2020. From December 2020 through November 2021, Ms. Wellman served as Vice President, Advanced Performance Materials, Sustainability. She next was appointed to Vice President, Strategic Planning until September 30, 2022. Prior to joining Chemours, Ms. Wellman held legal leadership positions at several financial institutions, including Senior Vice President and Chief Counsel, Capital One, from February 2012 through November 2014, General Counsel ING Bank, fsb, a U.S. subsidiary of ING Group, N.V., from August 2010 through February 2012, and positions of increasing responsibility within the legal department of Branch Banking & Trust Company (BBT) from June 2006 through July 2010, including Senior Vice President and Deputy General Counsel, July 2008 through July 2010. In 1995, Ms. Wellman began her legal career in private practice focusing on M&A, corporate and securities law, and corporate governance.

The Chemours Company

Damián Gumpel, age 50, has been appointed to join Chemours and will serve as the President - Titanium Technologies, with an effective date of March 3, 2025. Previously, he worked at Olin Corporation from 2015 to 2025, where he most recently served as Vice President, Corporate Strategy, helping define new corporate strategy and executing several M&A transactions. Mr. Gumpel previously held positions as President of Olin’s Epoxy and Chlor Alkali Products & Vinyls divisions. Mr. Gumpel also worked at The Dow Chemical Company from 2009 to 2015, where he held several commercial positions, and Accenture from 1998 to 2007.

Brian Shay, age 52 serves as our Interim Chief Human Resources Officer. Mr. Shay was appointed to this role in September 2024. Mr. Shay joined Chemours in 2020 and has served in several Human Resources leadership roles including Vice President, Total Rewards, Human Resources Business Partner, and Human Resources Vice President with responsibility for Compensation & Benefits, Operations, and Talent & Culture. Prior to joining Chemours, Mr. Shay worked at PwC from 1997 to 2003, and SAP from 2003 to 2020, where he held positions of increasing responsibility within human resources.

Alvenia Scarborough, age 51, serves as our Senior Vice President, Corporate Communications and Chief Brand Officer. Ms. Scarborough was appointed to this role in October 2020, after serving as Senior Director of Corporate Communications and Brand Marketing since July 2015. Prior to Chemours, Ms. Scarborough held a variety of corporate communications and marketing communications positions with increasing responsibility across brand development, corporate reputation, media relations, employee communications, and digital marketing. Ms. Scarborough brings over two decades of communications experience with leading multinational companies, including: EID, where she served as the Corporate Leader, Brand Management, Protection and Licensing from 2013 to 2015 and Global Director, Business Communications from 2011 to 2013; Newell Rubbermaid, where she served as the Director, Business Communications and Brand Marketing, Global Technology Brands from 2009 to 2010; and Kodak Alaris, where she served as Director of Marketing & Communications, Consumer Imaging from 2000 to 2009, where she spent several years as a product management commercial leader. Ms. Scarborough’s unique experience and modern approach to communications have resulted in multiple industry awards and recognition for breakthrough social media and advertising campaigns.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 34,180 at February 12, 2025. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

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

Through December 31, 2024, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months and year ended December 31, 2024. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2024 was $441 million, though we do not anticipate repurchases under the 2022 Share Repurchase Program.

The Chemours Company

Stock Performance Graph

The following graph presents the five-year cumulative total stockholder returns for our common stock through December 31, 2024 compared with the Standard & Poor’s (“S&P”) MidCap 400 and the S&P MidCap 400 Chemical indices.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2019, and that all dividends were reinvested.

Item 6. RESERVED

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. For the year ended December 31, 2022, and changes from the year ended December 31, 2022 to the year ended December 31, 2023, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2023. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including refrigeration and air conditioning, paints and coatings, plastics, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include refrigerants, titanium dioxide ("TiO2") pigment and industrial fluoropolymer resins. We manage and report our operating results through three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Segment.

Recent Developments

Senior Unsecured Notes Due January 2033

In November 2024, we issued a $600 million aggregate principal amount of 8.000% senior unsecured notes due January 2033 (the "2033 Notes"). We received proceeds of $591 million, net of underwriting fees and other expenses of $9 million, which are deferred and amortized to interest expense over the term of the 2033 Notes. The net proceeds from the 2033 Notes were used in part to purchase or redeem, as applicable, the euro-denominated 4.000% senior notes of €441 due May 2026.

Further, concurrently with the offering of the 2033 Notes, we entered into a cross-currency swap to effectively convert the $600 million of the 2033 Notes into a euro-denominated borrowing of €567 million at prevailing euro interest rates, effectively converting the 8.000 USD rate to a fixed Euro rate of 6.160%. The cross-currency swap matures on January 15, 2030.

Senior Secured Credit Facilities Due August 2028

In November and December 2024, we completed the first and second amendments to the Credit Agreement, which repriced our Tranche B-3 U.S. Dollar-denominated and Euro-denominated Term Loans, respectively, under its senior secured term loan facility due in August 2028. The First Amendment reduces the applicable margin in respect of our senior secured U.S. dollar-denominated term loan facility from, at our election, adjusted Term SOFR + 3.50% to adjusted Term SOFR + 3.00%, or adjusted base rate plus 2.50% to adjusted base rate plus 2.00%. The Second Amendment reduces the applicable margin in respect of our Euro-denominated term loan facility from adjusted EURIBOR + 4.00% to adjusted EURIBOR + 3.25%. There are no changes to the maturity of the Tranche B-3 U.S. dollar term loan or the Tranche B-3 Euro term loan following these repricing activities, and all other terms are substantially unchanged.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023
Net sales	$5,782	$6,078
Cost of goods sold	4,631	4,772
Gross profit	1,151	1,306
Selling, general, and administrative expense	585	1,290
Research and development expense	109	108
Restructuring, asset-related, and other charges	60	153
Goodwill impairment charge	56	—
Total other operating expenses	810	1,551
Equity in earnings of affiliates	43	45
Interest expense, net	(264)	(208)
Loss on extinguishment of debt	(1)	(1)
Other income, net	8	91
Income (loss) before income taxes	127	(318)
Provision for (benefit from) income taxes	41	(81)
Net income (loss)	86	(237)
Less: Net income attributable to non-controlling interests	—	1
Net income (loss) attributable to Chemours	$86	$(238)
Per share data
Basic earnings (loss) per share of common stock	$0.58	$(1.60)
Diluted earnings (loss) per share of common stock	0.57	(1.60)

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the year ended December 31, 2024.

Change in net sales from prior period	Year Ended December 31, 2024
Price	(4)%
Volume	—%
Currency	—%
Portfolio	(1)%
Total change in net sales	(5)%

Our net sales decreased by $296 million (or 5%) to $5.8 billion for the year ended December 31, 2024, compared with net sales of $6.1 billion for the same period in 2023. The decrease in our net sales for the year ended December 31, 2024 was primarily attributable to a decrease in price of 4%. Price declined across all of our reportable segments. Portfolio change driven by the sale of our Glycolic Acid business in 2023 added a 1% headwind to our net sales.

The drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) decreased by $141 million (or 3%) to $4.6 billion for the year ended December 31, 2024, compared with COGS of $4.8 billion for the same period in 2023. The decrease in COGS for the year ended December 31, 2024 was primarily attributable to lower sales volume. For the year ended December 31, 2023, COGS included a $40 million charge relating to certain raw materials and stores inventories written off related to the Kuan Yin, Taiwan plant shutdown.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $705 million (or 55%) to $585 million for the year ended December 31, 2024, compared with SG&A expense of $1.3 billion for the same period in 2023. The decrease in our SG&A expense was primarily attributable to the litigation-related charges of $592 million recorded in the year ended December 31, 2023 related to our portion of the U.S. public water system settlement agreement, along with the benefits recorded for insurance recoveries of $20 million during the year ended December 31, 2024. The decrease in our SG&A expense for the year ended December 31, 2024 was partially offset by $27 million of costs incurred related to the Audit Committee internal review process, along with third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was relatively flat at $109 million for the year ended December 31, 2024, compared with R&D expense of $108 million for the year ended December 31, 2023.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $93 million (or 61%) to $60 million for the year ended December 31, 2024, compared with $153 million for the same period in 2023.

For the year ended December 31, 2024, our restructuring, asset-related, and other charges were primarily attributable to $27 million of non-cash asset-related charges, $20 million of employee separation charges and $3 million of other charges related to the 2024 Restructuring Program initialed in the third quarter of 2024. In addition, for the year ended December 31, 2024, charges included $11 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

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

Goodwill Impairment Charge

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value. As a result of this analysis, we recognized a goodwill impairment charge of $56 million related to the Advanced Performance Materials reporting unit for the year ended December 31, 2024. For the year ended December 31, 2023, there was no goodwill impairment charge. Refer to "Critical Accounting Policies and Estimates within this Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations as well as "Note 15 – Goodwill and Other Intangible Assets, Net" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 4%) to $43 million for the year ended December 31, 2024, compared with equity in earnings of affiliates of $45 million for the same period in 2023. The decrease in our equity in earnings of affiliates for the year ended December 31, 2024 was primarily attributable to lower demand in the region where our investees operate.

The Chemours Company

Interest Expense, Net

Our interest expense, net increased by $56 million (or 27%) to $264 million for the year ended December 31, 2024, compared with interest expense, net of $208 million for the same period in 2023. The increase in our interest expense, net for the year ended December 31, 2024 was primarily attributable to higher interest rates on our variable rate debt, higher debt principal following issuance of new term loans in August 2023 and the 2033 Notes in November 2024.

Loss on Extinguishment of Debt

For the year ended December 31, 2024, we recognized a net loss on extinguishment of debt of $1 million in connection with the redemption of the euro-denominated 4.000% senior notes due May 2026.

For the year ended December 31, 2023, we recognized a net loss on extinguishment of debt of $1 million in connection with the refinancing of the tranche B-2 term loans in August 2023 under an amended and restated credit agreement.

Other Income, Net

Our other income, net decreased by $83 million (or 91%) to $8 million for the year ended December 31, 2024, compared with other income, net of $91 million for the same period in 2023. Our other income, net for the year ended December 31, 2023 includes a net pre-tax gain on sale of $106 million associated with the sale of the Glycolic Acid business. The decrease in our other income, net was partially offset by favorable changes in net exchange gains and losses.

Provision for (Benefit from) Income Taxes

We recognized a provision for income taxes of $41 million and a benefit from income taxes of $81 million for the years ended December 31, 2024 and 2023, respectively. Our provision for (benefit from) income taxes represented effective tax rates of 32% and 25% for the years ended December 31, 2024 and 2023, respectively.

The $41 million provision for income taxes for the year ended December 31, 2024 was primarily attributable to our geographic mix of earnings, a $10 million income tax expense associated with the filing of the US Tax return partially offset by a $7 million income tax benefit for the generation of U.S. research and development tax credits and by $9 million of income tax benefit related to the 2024 Restructuring Program. The impact of the enactment of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (“Pillar Two”) is included in our provision for the year ended December 31, 2024; however, the impact is not material.

For the year ended December 31, 2023, the benefit from income taxes was primarily attributable to the net pre-tax loss during the year driven by decreased profitability and certain discrete items in 2023. In 2023, we recorded a $131 million income tax benefit associated with various legal matters, along with a $22 million income tax benefit associated with the Kuan Yin, Taiwan shutdown, inclusive of a $13 million valuation allowance recorded on certain deferred tax assets of one of our Taiwanese subsidiaries and a $13 million benefit associated with a ruling received from Swiss tax authorities in the fourth quarter of 2023. This income tax benefit was offset by $26 million of income tax expense associated with the Glycolic Acid Transaction that occurred in 2023.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income (loss) before income taxes for the years ended December 31, 2024 and 2023 is included in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Segment net sales	$1,830	$1,851
Adjusted EBITDA	576	685
Adjusted EBITDA margin	31%	37%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the year ended December 31, 2024.

Change in segment net sales from prior period	Year Ended December 31, 2024
Price	(3)%
Volume	2%
Currency	—%
Portfolio	—%
Total change in segment net sales	(1)%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales decreased by $21 million (or 1%) to $1.8 billion for the year ended December 31, 2024, compared with segment net sales of $1.9 billion for the same period in 2023. The decrease in segment net sales for the year ended December 31, 2024 was primarily attributable to a decrease in price of 3%, partially offset by an increase in volume of 2%. The decrease in price was primarily related to softer FreonTM Refrigerant portfolio pricing due to elevated hydrofluorocarbon ("HFC") market inventory levels, The decrease in price was primarily offset by stronger OpteonTM Refrigerants portfolio pricing. The increase in volume was primarily attributable to higher demand within the OpteonTM Refrigerants portfolio as a result of continued stationary and automotive end-market adoption, partially offset by declines in the FreonTM Refrigerant portfolio in connection with the step downs under the AIM Act and EU F-Gas regulation. Currency was flat for the year ended December 31, 2024 when compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $109 million (or 16%) to $576 million and Segment Adjusted EBITDA margin decreased by approximately 600 basis points to 31% for the year ended December 31, 2024, compared with Segment Adjusted EBITDA of $685 million and Segment Adjusted EBITDA margin of 37% for the same period in 2023. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2024 were primarily attributable to the aforementioned decrease in price related to the FreonTM Refrigerants portfolio, increased costs related to near-term quota allowances, lower fixed cost absorption, higher input costs associated with purchasing non-Corpus based low GWP refrigerant, and decreases in volumes within the FreonTM Refrigerants portfolio, partially offset by higher demand within the OpteonTM Refrigerants portfolio as a result of continued stationary and automotive end-market adoption.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Segment net sales	$2,572	$2,680
Adjusted EBITDA	312	290
Adjusted EBITDA margin	12%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the year ended December 31, 2024.

Change in segment net sales from prior period	Year Ended December 31, 2024
Price	(5)%
Volume	1%
Currency	—%
Portfolio	—%
Total change in segment net sales	(4)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $108 million (or 4%) to $2.6 billion for the year ended December 31, 2024, compared with segment net sales of $2.7 billion for the same period in 2023. The decrease in segment net sales for the year ended December 31, 2024 was primarily attributable to a 5% price decrease, partially offset by a 1% volume increase despite unplanned downtime at our Altamira, Mexico manufacturing site due to extreme drought in the region.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $22 million (or 8%) to $312 million and Segment Adjusted EBITDA margin increased by approximately 100 basis points to 12% for the year ended December 31, 2024, compared with Segment Adjusted EBITDA of $290 million and Segment Adjusted EBITDA margin of 11% for the same period in 2023. The increases in Adjusted EBITDA and Segment Adjusted EBITDA margin were primarily driven by cost savings realized from the Titanium Technologies Transformation Plan, partially offset by the aforementioned decrease in price and the unplanned weather-related downtime at our Altamira, Mexico manufacturing site as mentioned above. The downtime resulted in a negative cost impact of $26 million across the second and third quarters of 2024, after which there were no further cost impacts.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Segment net sales	$1,326	$1,462
Adjusted EBITDA	161	273
Adjusted EBITDA margin	12%	19%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the year ended December 31, 2024.

Change in segment net sales from prior period	Year Ended December 31, 2024
Price	(5)%
Volume	(3)%
Currency	(1)%
Portfolio	—%
Total change in segment net sales	(9)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $136 million (or 9%) to $1.3 billion for the year ended December 31, 2024, compared with segment net sales of $1.5 billion for the same period in 2023. The decrease in segment net sales for the year ended December 31, 2024 was primarily attributable to a decrease in price of 5%, a decrease in volumes of 3% and unfavorable currency movements which added a 1% headwind to the segment's net sales. Volumes decreased primarily due to weaker demand in the hydrogen market and lower volumes in more economically sensitive end markets. The decrease in price was primarily due to softer market dynamics and product mix.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $112 million (or 41%) to $161 million and Segment Adjusted EBITDA margin decreased by approximately 700 basis points to 12% for the year ended December 31, 2024, compared with Segment Adjusted EBITDA of $273 million and Segment Adjusted EBITDA margin of 19% for the year ended December 31, 2023. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the year ended December 31, 2024 were primarily attributable to the aforementioned decreases in price and currency, along with lower volumes driving lower fixed cost absorption.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, we assign certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but excludes segment unallocated items (described below).

Corporate expenses increased by $43 million (or 20%) to $255 million for the year ended December 31, 2024, compared with Corporate expenses of $212 million for the year ended December 31, 2023. The increase in Corporate expenses for the year ended December 31, 2024 was primarily attributable to costs associated with addressing material weaknesses in internal controls over financial reporting and the implementation of recommendations stemming from the Audit Committee Internal Review in 2024, along with an increase in certain legacy-related legal expenses (net of applicable MOU benefit).

Unallocated items are those items excluded from the determination of Segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Corporate expenses	$(255)	$(212)
Unallocated items:
Interest expense, net	(264)	(208)
Depreciation and amortization	(301)	(307)
Non-operating pension and other post-retirement employee benefit income	3	—
Exchange losses, net (Note 8 to the Consolidated Financial Statements)	(9)	(38)
Restructuring, asset-related, and other charges (Note 7 to the Consolidated Financial Statements)	(58)	(153)
Goodwill impairment charge (Note 15 to the Consolidated Financial Statements)	(56)	—
Inventory write-offs (1)	—	(40)
Loss on extinguishment of debt	(1)	(1)
Gain on sales of assets and businesses, net (Note 4 to the Consolidated Financial Statements)	3	110
Transaction costs (2)	(18)	(16)
Qualified spend recovery (3)	26	54
Litigation-related charges (4)	15	(764)
Environmental charges (5)	(15)	(9)
Corporate expenses and unallocated items	$(930)	$(1,584)
(1)
Inventory write-offs for the year ended December 31, 2023 represents write-off of certain raw materials and stores inventories from the Kuan Yin, Taiwan plant closure, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(2)
In 2024, transaction costs includes $16 million of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. In 2023, transaction costs includes $7 million of costs associated with the Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt", and $9 million of third-party costs related to the Titanium Technologies Transformation Plan.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(4)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2024, litigation-related charges primarily includes $44 million of benefit from insurance recoveries, along with the $29 million accrual associated with the Ohio MDL. For the year ended December 31, 2023, litigation-related charges includes the $592 million accrual related to the United States Public Water System Class Action Suit Settlement plus $24 million of third-party legal fees directly related to the settlement, $55 million of charges related to the our portion of Chemours, DuPont, Corteva, EID and the State of Ohio's agreement entered into in November 2023, $13 million related to our portion of the supplemental payment to the State of Delaware, $76 million for other PFAS litigation matters, and $4 million of other litigation matters.
(5)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2024, environmental charges primarily includes off-site remediation costs at Dordrecht Works. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of February 2026.

At December 31, 2024, we had total unrestricted cash and cash equivalents of $713 million, of which $404 million is held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of December 31, 2024 was $640 million, net of $56 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At December 31, 2024, our availability under the Revolving Credit Facility decreased compared to prior periods due to a decline in our trailing twelve-month EBITDA. At December 31, 2024, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements. Our Revolving Credit Facility matures in October 2026.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On June 3, 2024, Moody's affirmed our Ba3 rating with stable outlook. On April 17, 2024, S&P Global affirmed out BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

In the ordinary course of business, we engage in normal and customary working capital management actions. Ordinary course working capital management actions may include managing the timing of payables or receivables where permitted in accordance with the payment terms, utilizing supply chain financing arrangements, and utilizing the accounts receivable securitization facility described in “Note 20 – Debt” to the Consolidated Financial Statements, among other actions, where appropriate and deemed to be in our commercial interest. Additionally, in the normal course of business, from time to time, we agree with our customers and, or, our suppliers, to a swap of terms, which can result in collecting from customers or paying suppliers earlier in one period in exchange for later in another period.

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

These working capital timing actions favorably impacted operating cash flows in the fourth quarters of 2023 and 2022 and had correspondingly adverse impacts on operating cash flows in the first quarters of 2024 and 2023. In the year ended December 31, 2024, we incurred a net $633 million usage of cash in operating activities, which included accounts and notes receivable and accounts payable uses of cash of $152 million and $9 million, respectively, as well as the release of $592 million of cash and cash equivalents that were deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water system settlement agreement. In the year ended December 31, 2023, cash provided by operating activities was $556 million, which included accounts and notes receivable and accounts payable uses of cash of $10 million and $72 million, respectively. Refer below and to the "Cash Flows" section for further details of the changes in operating cash flows in the year ended December 31, 2024 compared to the year ended December 31, 2023.

The Chemours Company

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We expect working capital outflows in the first half of 2025 for the same historical reasons, as well as the settlement of higher levels of accounts payable as of December 31, 2024, due principally to the timing of higher purchases in the fourth quarter of 2024 for plant maintenance activity. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least February 2026.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the years ended December 31, 2024 and 2023, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $337 million and $457 million, respectively, of our accounts receivable, incurring a discount amount of $4 million and $7 million, respectively, for both periods. These actions included the acceleration of collection of $169 million and $156 million of our accounts receivable during the fourth quarter of 2024 and 2023, respectively, which based on contractual terms would have otherwise been collected in the first quarter of 2025 and 2024, respectively. See “Note 11 – Accounts and Notes Receivable, Net” to the Consolidated Financial Statements for further details regarding our supplier financing programs.

In November 2024, we issued $600 million aggregate principal amount of 8.000% senior unsecured notes due January 2033 (the "2033 Notes"). The net proceeds of the Offering were used to redeem all of our outstanding euro-denominated 4.000% Senior Notes due 2026, which was approximately €441 million (USD $463 million), plus accrued and unpaid interest to, but excluding, the date of redemption, and the remainder of the net proceeds for general corporate purposes.

In November and December 2024, we completed the first and second amendments to the Credit Agreement, which repriced our Tranche B-3 U.S. Dollar-denominated and Euro-denominated Term Loans, respectively, under its senior secured term loan facility due in August 2028. The First Amendment reduces the applicable margin in respect of our senior secured U.S. dollar-denominated term loan facility from, at our election, adjusted Term SOFR + 3.50% to adjusted Term SOFR + 3.00%, or adjusted base rate plus 2.50% to adjusted base rate plus 2.00%. The Second Amendment reduces the applicable margin in respect of our Euro-denominated term loan facility from adjusted EURIBOR + 4.00% to adjusted EURIBOR + 3.25%. There are no changes to the maturity of the Tranche B-3 U.S. dollar term loan or the Tranche B-3 Euro term loan following these repricing activities, and all other terms are substantially unchanged.

Further, concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert the $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates. The cross-currency swap matures on January 15, 2030. The cross-currency swap executed on the 2033 notes effectively converts our 8.000% USD rate to a fixed Euro rate of 6.160%.

Thereby, as a result of the recent debt activity as mentioned above, the anticipated annual interest expense is expected to increase approximately $10 million. For further details, see “Note 20 – Debt” to the Consolidated Financial Statements.

A substantial majority of the $404 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at December 31, 2024, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the year ended December 31, 2024, we received approximately $500 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

The Chemours Company

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including the current portion of restricted cash), receivables securitization, and our existing debt financing arrangements. As of December 31, 2024, such obligations include:

•
Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our Dollar Term Loan, with the balance due at maturity. Principal payments are also due at maturity for our 5.375% senior unsecured notes due May 2027, the 5.750% senior unsecured notes due November 2028, the 4.625% senior unsecured notes due November 2029, and the 8.000% senior unsecured notes due January 2033 (collectively, the “Notes”). The earliest maturity date of our outstanding debt is scheduled in 2027. We anticipate that our scheduled debt principal maturities will be approximately $11 million, $11 million, $505 million, $2,239 million and $620 million for the years ended December 31, 2025, 2026, 2027, 2028, and 2029, respectively. For additional detail, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations under our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes (except for the 2033 Notes on which interest is paid semi-annually in arrears on January 15 and July 15 each year) are paid semi-annually in arrears on May 15 and November 15 of each year. We anticipate that our scheduled interest payments will be approximately $232 million, $242 million, $227 million, $175 million and $65 million for the years ended December 31, 2025, 2026, 2027, 2028, and 2029, respectively, subject to changes in variable interest rates.
•
Operating and finance leases – We lease certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. The majority of our leases are operating leases, and the remaining terms on our total lease population varies, extending up to 22 years. We anticipate that our lease payments will be approximately $82 million, $68 million, $50 million, $40 million and $30 million for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.
•
Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will be approximately $459 million, $345 million, $208 million, $131 million and $131 million for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years.
•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), Resource Conservation and Recovery Act ("RCRA"), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At December 31, 2024, our consolidated balance sheets include $571 million for environmental remediation liabilities, of which $115 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $115 million, $68 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.0 billion is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.

The Chemours Company

•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. As such, at December 31, 2024 and 2023, we had $50 million and $0 million deposited into the escrow account, respectively. The next escrow payment of $50 million is expected to be made on or before September 30, 2025 and on or before September 30 of each subsequent year through and including 2028. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion, $13 million, of a supplemental payment owed to the State of Delaware and expect to pay these amounts in 2025. We have accrued litigation of $208 million at December 31, 2024, which is inclusive of the settlement agreements with Ohio and Delaware, of which $112 million is classified as current. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.
•
Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the years ended December 31, 2024 and 2023, our purchases of property, plant, and equipment amounted to $360 million and $370 million, respectively. For the year ending December 31, 2025, we expect that our capital expenditures will be between $250 million and $300 million.

During 2024, we have begun taking actions aimed at improving near-term liquidity through targeted spending control measures. We have also focused on improving working capital through agreeing with vendors on longer standard accounts payable payment terms. We expect these measures will have a positive impact on operating cash flow and working capital levels during 2025.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of February 2026. Our capital allocation strategy is consistent with our core values and our CRC goals and seeks to: (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.25 per share, amounting to approximately $150 million per year, and, on February 14, 2025, we announced our quarterly cash dividend of $0.25 per share for the first quarter of 2025. Under our 2022 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities and in "Note 23 – Equity" in this Annual Report on Form 10-K, we have remaining authority to repurchase $441 million of our outstanding common stock, though we do not anticipate additional repurchases under the 2022 Share Repurchase Plan.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Cash (used for) provided by operating activities	$(633)	$556
Cash used for investing activities	(353)	(229)
Cash (used for) provided by financing activities	(36)	172

Operating Activities

We used $633 million in cash flows for our operating activities for the year ended December 31, 2024. Comparatively, we generated $556 million in cash flows from our operating activities during the year ended December 31, 2023. The increase in our operating cash outflows for the year ended December 31, 2024 was primarily attributable to the release of the $592 million of restricted cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, the unwinding of 2023 year end net working capital actions (discussed further in the "Liquidity and Capital Resources" section above) and lower earnings in 2024.

Investing Activities

We used $353 million in cash flows from our investing activities during the year ended December 31, 2024. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $360 million. For further information related to the capital projects driving our year-over-year decrease in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A.

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

Financing Activities

We used $36 million in cash flows from our financing activities during the year ended December 31, 2024. Our financing cash outflows were primarily attributable to $148 million of cash dividends, partially offset by $116 million of net proceeds received, following the repayment of the 2026 Euro Notes, in connection with the issuance of the 8.000% senior unsecured notes due January 2033, as further discussed in “Note 20 – Debt” to the Consolidated Financial Statements.

We generated $172 million in cash for our financing activities during the year ended December 31, 2023, which were primarily attributable to $367 million of net proceeds received in connection with the issuance of the Term Loans. Our cash flows from financing activities also includes $26 million of proceeds received from a customer's financing facility in December 2023 in advance of us meeting revenue recognition criteria with that customer and $9 million of net proceeds received in connection with one of our supplier financing programs, both of which are classified as financing activities based on the characteristics of the transactions. We also used cash for capital allocation activities, resulting in $69 million in purchases of our issued and outstanding common stock under our 2022 Share Repurchase Program and $149 million of cash dividends.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2024 and 2023.

	December 31,
(Dollars in millions)	2024	2023
Cash and cash equivalents	$713	$1,203
Restricted cash and restricted cash equivalents	—	604
Accounts and notes receivable, net	770	610
Inventories	1,472	1,352
Prepaid expenses and other	71	66
Total current assets	$3,026	$3,835

Restricted cash and restricted cash equivalents decreased by $604 million (or 100%) to $0 million at December 31, 2024, compared with restricted cash and restricted cash equivalents of $604 million at December 31, 2023. The decrease in our restricted cash and restricted cash equivalents was primarily attributable to the release of cash and cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water system settlement agreement. This matter is further discussed in "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Our accounts and notes receivable, net increased by $160 million (or 26%) to $770 million at December 31, 2024, compared with accounts and notes receivable, net of $610 million at December 31, 2023. The increase in our accounts and notes receivable, net at December 31, 2024 was primarily attributable to the acceleration of receivables collection in the fourth quarter of 2023 that were originally not due to be received until the first quarter of 2024.

Our inventories increased by $120 million (or 9%) to $1.5 billion at December 31, 2024, compared with inventories of $1.4 billion at December 31, 2023. The increase in our inventories at December 31, 2024 was primarily attributable to higher inventories within our Titanium Technologies business in line with seasonal demand patterns and higher inventories within our Thermal & Specialized Solutions business in advance of plant maintenance activity in the fourth quarter of 2024.

Our prepaid expenses and other assets increased by $5 million (or 8%) to $71 million at December 31, 2024, compared with prepaid expenses and other assets of $66 million at December 31, 2023. The increase in our prepaid expenses and other current assets at December 31, 2024 was primarily attributable to higher prepaid income taxes.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2024 and 2023.

	December 31,
(Dollars in millions)	2024	2023
Accounts payable	$1,142	$1,159
Compensation and other employee-related costs	99	89
Short-term and current maturities of long-term debt	54	51
Current environmental remediation	115	129
Other accrued liabilities (1)	393	1,058
Total current liabilities	$1,803	$2,486
(1)
At December 31, 2023, other accrued liabilities includes $592 million for the United States Public Water System Settlement. Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Our accounts payable decreased by $17 million (or 1%) to $1.1 billion at December 31, 2024, compared with accounts payable of $1.2 billion at December 31, 2023. The decrease in our accounts payable at December 31, 2024 was primarily attributable to the timing of vendor payments in the first quarter of 2024, resulting from efforts to delay payments to certain vendors in the fourth quarter of 2023, partially offset by higher purchases in the fourth quarter of 2024 for plant maintenance activity.

Our compensation and other employee-related costs increased by $10 million (or 11%) to $99 million at December 31, 2024 compared with compensation and other employee-related costs of $89 million at December 31, 2023. The increase in our compensation and other employee-related costs at December 31, 2024 was primarily attributable to higher accruals for employee benefits and performance-related compensation in line with the expected payout.

Our current environmental remediation decreased by $14 million (or 11%) to $115 million at December 31, 2024, compared with current environmental remediation of $129 million at December 31, 2023. The decrease in our current environmental remediation at December 31, 2024 was primarily attributable to lower environmental remediation accruals at the USS Lead Superfund site following completion of the remaining obligations under the 2021 Record of Decision and Statement of Work. Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our other accrued liabilities decreased by $665 million (or 63%) to $393 million at December 31, 2024, compared with other accrued liabilities of $1.1 billion at December 31, 2023. The decrease in our other accrued liabilities at December 31, 2024 was primarily attributable to the derecognition of the accrued liabilities related to the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water system settlement agreement. This matter is further discussed in "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 5.375% senior unsecured notes due May 2027 (the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions as set forth in “Note 20 – Debt” to the Consolidated Financial Statements. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based operating subsidiaries included in Exhibit 22 to this Annual Report on Form 10-K. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Year Ended December 31, 2024
Net sales (1)	$3,998
Gross profit	593
Income before income taxes	51
Net income	74
Net income attributable to Chemours	74
(1)
Net sales includes intercompany sales to the Non-Guarantor Subsidiaries.

	December 31,
(Dollars in millions)	2024	2023
Assets
Current assets (1,2,3)	$1,510	$2,013
Long-term assets (4)	3,285	3,302

Liabilities
Current liabilities (2)	$1,563	$2,121
Long-term liabilities	4,995	4,931
(1)
Current assets includes $308 million and $395 million of cash and cash equivalents at December 31, 2024 and 2023, respectively. Current assets at December 31, 2023 also includes $603 million of restricted cash and restricted cash equivalents related to qualified settlement funds under the U.S. public water system class action suit settlement.
(2)
Current assets includes $365 million and $256 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2024 and 2023, respectively. Current liabilities includes $367 million and $285 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2024 and 2023, respectively.
(3)
As of December 31, 2024 and 2023, $112 million and $87 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at December 31, 2024 includes $50 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU. Long-term assets at December 31, 2023 also includes $144 million of intercompany notes receivable from the Non-Guarantor Subsidiaries.

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

The following table sets forth our ongoing and expansion capital expenditures, including certain environmental capital expenditures, for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Thermal & Specialized Solutions	$168	$75
Titanium Technologies	55	83
Advanced Performance Materials	122	193
Other Segment	5	7
Corporate	10	12
Total purchases of property, plant, and equipment	$360	$370

Our capital expenditures decreased by $10 million (or 3%) to $360 million for the year ended December 31, 2024, compared with capital expenditures of $370 million for the same period in 2023. The decrease in our capital expenditures for the year ended December 31, 2024 was primarily attributable to a decrease in capital expenditures in Advanced Performance Materials following completion of capital investments related to PFA capacity expansion, partially offset by an increase in capital expenditures in Thermal & Specialized Solutions related to OpteonTM capacity expansion.

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

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. For the year ended December 31, 2024, we recorded non-cash asset-related charges of $27 million primarily related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of strategic footprint transformation initiatives within the Advanced Performance Materials business. For the year ended December 31, 2023, we recorded a pre-tax asset impairment charge of $78 million related to the shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan. Additionally, for the year ended December 31, 2023 we recorded a pre-tax asset-related impairment of $8 million resulting from the shutdown of a production line at our El Dorado site. Refer to “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements for further details related to these charges.

During the third quarter of 2024, we reviewed recently released third-party industry projections, which for hydrogen now reflect lower end-market demand, as well as slower market growth through 2030 and a more uncertain long-term growth trajectory beyond 2030. In response to these negative market outlook developments, as well as increased commercial headwinds due to limited cyclical end-market recovery and competitive intensity, we have revised our financial projections for the Advanced Performance Materials business which includes reductions to its investment plans, including putting our previously announced capacity expansion for NafionTM ion exchange materials at our Villers St. Paul, France facility on long-term hold until the market conditions improve and require further polymer capacity expansion. We concluded that these market developments, as well as our revised financial projections to reflect these events, represented a triggering event for our Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group, during the third quarter of 2024. As a result of this conclusion, we completed an interim impairment assessment as of August 31, 2024 for its Advanced Performance Materials reporting unit and the related asset group. We concluded that the undiscounted cash flows exceeded the carrying value of the long-lived assets, and that an impairment did not exist.

Notwithstanding the results of our trigger-based interim impairment assessment during the third quarter of 2024, further negative market developments, notably as it relates to the hydrogen market or future strategic decisions involving a particular group of assets, may trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

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

As described further in "Note 15 – Goodwill and Other Intangible Assets, Net" to the Consolidated Financial Statements, we concluded that a triggering event was present for our Advanced Performance Materials reporting unit during the third quarter of 2024. As a result of the interim quantitative goodwill impairment analysis performed, we concluded that the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $56 million, which is recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2024. After this impairment charge, as of December 31, 2024, goodwill for the Advanced Performance Materials reporting unit was $0 million.

The Chemours Company

As of October 1, 2024, we performed our annual goodwill impairment tests for the Thermal & Specialized Solutions and Titanium Technologies reporting units. Based upon the results of our annual goodwill impairment tests, no further impairments to the carrying value of goodwill were necessary during the year ended December 31, 2024. For our Thermal & Specialized Solutions and Titanium Technologies reporting units, a qualitative assessment was performed in 2024, that indicated it is not more likely than not that the fair value of the reporting unit was less than the carrying value.

As of October 1, 2023, the date of the most recent quantitative impairment test for our Titanium Technologies reporting unit, the estimated fair value was 67% higher than the carrying value of the reporting unit. As of October 1, 2022, the date of the most recent quantitative impairment test for our Thermal & Specialized Solutions reporting unit, the estimated fair value was 335% higher than the carrying value of the reporting unit.

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

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2024, the weighted-average discount rate was 3.3%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2024 was 4.9%.

A 50 basis point increase in the discount rate would result in a decrease of $3 million to the net periodic benefit cost for 2025, while a 50 basis point decrease in the discount rate would result in an increase of approximately $3 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $2 million to the net periodic benefit cost for 2025, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $2 million.

Litigation

Litigation liabilities and expenditures included in our consolidated financial statements include litigation matters that are liabilities of EID and its subsidiaries, which we may be required to indemnify pursuant to the Separation-related agreements executed prior to the Separation. Disputes between us and EID may arise with respect to indemnification of these matters, including disputes based on matters of law or contract interpretation. If, and to the extent these disputes arise, they could materially adversely affect our results of operations. We are also involved in various claims and legal proceedings. We regularly review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. When a material loss contingency is reasonably possible, but not probable, we do not record a liability, but instead disclose the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether an exposure is reasonably estimable. Our judgments are subjective based on the status of the legal or regulatory proceedings, the merits of our defenses and consultation with in-house and outside legal counsel. Because of uncertainties related to these matters, accruals are based on the best information available at the time of the filing of this Annual Report on Form 10-K. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates accordingly. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in which we operate, our judgments may be materially different than the actual outcomes. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are rendered. Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

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

For the years ended December 31, 2024 and 2023, we spent $18 million and $30 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At December 31, 2024 and 2023, our consolidated balance sheets include environmental remediation liabilities of $571 million and $590 million, respectively, relating to these matters, which, as discussed in further detail below, include $351 million and $383 million, respectively, for Fayetteville.

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2024 and 2023.

	December 31,
(Dollars in millions)	2024	2023
Balance at January 1,	$590	$668
Increase in remediation accruals	70	66
Remediation payments (1)	(89)	(144)
Balance at December 31,	$571	$590
(1)
Remediation payments do not include Qualified Spend that we have been reimbursed for by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2024		December 31, 2023
Site Category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	21	$507	21	$512
Multi-party Superfund/non-owned (1)	88	64	87	78
Closed or settled	104	—	104	—
Total sites	213	$571	212	$590
(1)
Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 21 sites that we own. These Chemours-owned sites make up approximately 89% of our environmental remediation liabilities at December 31, 2024.

We were also assigned numerous clean-up obligations from EID, which pertain to 88 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 11% of our environmental remediation liabilities at December 31, 2024. Included in the 88 sites are 38 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 104 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2024 and 2023.

(1)
Number of sites does not include the 38 and 37 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of December 31, 2024 and 2023, respectively.
(2)
Dollars in millions.
(3)
As of December 31, 2024 and 2023, Active Remediation included $351 million and $383 million, respectively, for on-site remediation and off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $720 million above the amount accrued at December 31, 2024. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2024 and 2023, the following table sets forth the liabilities of the six sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	December 31,
(Dollars in millions)	2024	2023
Chambers Works, Deepwater, New Jersey	$31	$30
Dordrecht Works, Netherlands (1)	28	4
Fayetteville Works, Fayetteville, North Carolina	351	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana (2)	—	12
Washington Works, West Virginia	25	22
All other sites	95	98
Total environmental remediation	$571	$590
(1)
As of December 31, 2024, environmental remediation at Dordrecht Works primarily relates to the remediation plan to be implemented as part of the letter of intent described further within “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements. An initial estimate of this liability was included in Accrued Litigation at December 31, 2023 and reclassified to Accrued Environmental Remediation at December 31, 2024.
(2)
USS Lead, East Chicago, Indiana: Although USS Lead, East Chicago, Indiana has a $0 balance as of December 31, 2024, we continue to include this remediation site in the table above due to the accrued environmental remediation liabilities associated with it as of December 31, 2023 for comparable purposes.

The six sites listed above represent 83% of our total accrued environmental remediation liabilities at both December 31, 2024 and 2023, respectively. For these six sites, we expect to spend, in the aggregate, $164 million over the next three years. For all other sites, we expect to spend $60 million over the next three years.

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

The Chemours Company

Remaining work beyond continued operation of the IWS and groundwater monitoring includes completion of various targeted studies on site and in adjacent water bodies to close investigation data gaps, as well as selection and implementation of final remedies under RCRA Corrective Action for various solid waste management units and areas of concern not yet addressed through interim measures. Discussions are ongoing with the U.S. Environmental Protection Agency (the "EPA") and the New Jersey Department of Environmental Protection (the “NJ DEP”) relating to such remaining work as well as the scope of remedial programs and investigation relating to the Chambers Works site historic industrial activity as well as ongoing remedial programs, which could have a material adverse impact on our results of operations, financial position or cash flows for any given year.

Dordrecht Works, Dordrecht, Netherlands

The Dordrecht Works complex is located on the southern shore of River Beneden Merwede about 3 kilometers northeast of the city Dordrecht, Netherlands. The facility encompasses 136 acres purchased by EID in 1959. The site is located in a mixed commercial and industrial area with residential communities to the south and north across the river. Site operations began in the early 1960’s and included nylon, filaments, and engineering polymers. Fluoropolymer manufacturing began in 1967. In July 2015, upon separation from EID, we became owner of the Dordrecht Works complex.

The site has implemented a number of environmental investigations at the request of local (Netherlands) regulatory agencies. In the early 1980’s, the first major environmental assessment of soil and groundwater at the site was conducted. In 1984, a sitewide groundwater containment system was installed to prevent off-site migration and establish hydraulic protection to the deeper groundwater aquifer. Collected groundwater containing chlorinated organics, PFOA and other PFAS compounds is treated using vapor and solid phase granular activated carbon. The pump and treat system is monitored regularly to maintain effective containment and treatment operation with documentation of results submitted annually to the regulatory agency.

As further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed a Letter of Intent ("LOI") that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. An estimate of this liability was included in Accrued Litigation at December 31, 2023 and was reclassified to Accrued Environmental Remediation as of December 31, 2024 based on the remediation plan to be implemented as part of the LOI.

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action were increased $15 million in the fourth quarter of 2024 based on the comments on the plan, approval of the pilot, the number of residences potentially participating and estimates received. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of the litigation liability cannot be determined as of December 31, 2024. Management believes that it is probable that we could incur losses related to these PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations, financial position, or cash flows are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

The Chemours Company

The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s existing permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. We regularly carry out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. We identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. We have continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In January 2025, we submitted a revised permit application. We will continue to engage with the regulatory authorities on this matter.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million per violation for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a two-month grace period. We have taken and continue to take actions to reduce discharges. We are evaluating DCMR's recent response and all available legal actions and recourse available to us. We have not recorded a liability for this matter at December 31, 2024 as the conditional fine is not effective at this time and will only be imposed after the two-month grace period, if, at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. The agency asserts that under Regulation (EU) 2024/573, which repealed and replaced Regulation 517/2014 in February 2024, such compounds are subject to the F-gas quota system. In November 2024, we made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission on the above. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $25 million and $22 million as of December 31, 2024 and 2023, respectively.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a NPDES permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a National Pollutant Discharge Elimination System ("NPDES") permits modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent ("AOC") with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan ("AA&IP") consistent with the Administrative Order on Consent. In December 2024, EPA issued comments on the AA&IP, accepting certain provisions and rejecting other provisions of the plan. In December 2024, we submitted a revised NPDES permit application which includes abatement and other practices to substantially address the discharge exceedances subject to the AOC. We expect to make future capital and other operating related expenditures at Washington Works in connection with the AOC and permit application. Additionally, effective September 1, 2024, a separate NDPES permit allows discharge of treated wastewater and non-contact cooling water from a new perfluoroalkoxy (PFA) processing line with an expiration date of July 2025 and allowing or a one-year renewal. In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $17 million and $16 million as of December 31, 2024 and 2023, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements).

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

PFAS

Refer to our discussion under the heading "PFAS" in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health (“BAuA”). On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings will be held in 2025. In November 2024, ECHA and the five European countries issued a progress update on the PFAS restriction, indicating that alternative restriction options, besides a full ban or a ban with time-limited derogations, are being considered for uses including, but not limited to: batteries; fuel cells; and electrolysers, and that fluoropolymers have high stakeholder interest considering availability of alternatives for certain uses and potential socio-economic impacts of a ban. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by the ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 million, the fair value of which amounted to less than $1 million. At December 31, 2023, we had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252 million, the fair value of which amounted to less than negative $1 million. We recognized a net gain of $5 million, a net loss of $7 million and a net gain of $2 million for the years ended December 31, 2024, 2023 and 2022, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2024, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178 million, the fair value of which amounted to $7 million. At December 31, 2023, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203 million, the fair value of which amounted to negative $2 million. We recognized a pre-tax gain of $7 million, a pre-tax loss of $2 million, and a pre-tax gain of $17 million for the years ended December 31, 2024, 2023, and 2022, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, $1 million, $5 million and $19 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $47 million, a pre-tax loss $27 million, and pre-tax gain of $53 million for the years ended December 31, 2024, 2023 and 2022, respectively, on our net investment hedge within accumulated other comprehensive loss.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to $5 million at December 31, 2024. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized pre-tax gain of $5 million for the year ended December 31, 2024 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the year ended December 31, 2024.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2024, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $3 million. At December 31, 2023, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $7 million. We recognized a pre-tax gain of $9 million, a pre-tax loss of $6 million, and a pre-tax gain of $8 million for the years ended December 31, 2024, 2023 and 2022 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2024, 2023 and 2022, $1 million, $4 million and $5 million of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2024, one individual customer balance represented approximately 7% of our total outstanding accounts and notes receivable balance. At December 31, 2023, no one individual customer balance represented more than 5% of our total outstanding accounts and notes receivable balance. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2024 and 2023 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2024 and 2023.

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

Our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2024.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

Management completed an evaluation of our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this Annual Report on Form 10-K starting on page F-2.

The Chemours Company

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

Remediation of Previously Identified Material Weaknesses

We established a Project Management Office (“PMO”) to monitor progress towards remediation and also engaged external legal, accounting, financial and other consulting, and professional services firms to assist senior management in the development and execution of a comprehensive remediation program. Management developed a comprehensive workplan for remediation of the material weaknesses, described in the detail below.

As previously disclosed in Item 4 of the Company’s Form 10-Q as of September 30, 2024, the Company implemented remediation measures and had sufficient time to test the operating effectiveness and remediated the material weaknesses identified in the Company’s internal control over financial reporting related to ethics and compliance reporting and vendor master files.

Material Weaknesses Remediated as of December 31, 2024:

Tone at the Top

With respect to designing and maintaining effective controls related to setting an appropriate tone at the top, as a result of the findings of the Audit Committee’s Internal Review, the Company reassessed and redesigned certain elements of its processes and procedures and has taken certain actions in the following areas: executive leadership actions and removal; enhancement of tone at the top; enterprise-wide values articulation and training reinforcement; and Board of Directors involvement/initiatives. On February 28, 2024, our board of directors placed former President and Chief Executive Officer, former Senior Vice President and Chief Financial Officer and Vice President, Controller and Principal Accounting Officer on administrative leave. On February 28, 2024, our board of directors appointed Denise Dignam as Interim Chief Executive Officer and Matthew Abbott as Interim Chief Financial Officer (principal financial and accounting officer), and subsequently appointed Denise Dignam as President and Chief Executive Officer on March 22, 2024. On June 5, 2024, the Company announced it had appointed Shane Hostetter as Chief Financial Officer (principal financial and accounting officer), effective July 1, 2024. On July 25, 2024, the Company announced it had appointed David Will as Chief Accounting Officer and Controller (principal accounting officer), effective August 12, 2024. Additionally, the Company made other new appointments to senior management to set an appropriate tone at the top environment.

During 2024, senior leadership has held multiple all employee meetings, including holding global town halls immediately following the issuance of the Company's 2023 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Additionally, senior leadership has disseminated company-wide and team-specific communications to explain the material weaknesses, extract key learnings for leaders, and emphasize our commitment to our core values, specifically integrity. During 2024, the Company executed a refresh of our corporate values and continued to disseminate company-wide and team-specific communications to emphasize our commitment to our core values. The Company adopted a working capital policy, which included quarterly reporting to the Audit Committee of the Board of Directors on present working capital strategies and the results of those strategies.

The Chemours Company

During the quarter ended March 31, 2024, the Company provided updated training on internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for senior management, and training courses on ethics for finance professionals. The Company completed a company-wide ethics & compliance survey to inform us of our continued efforts in advancing our culture of ethics and compliance. Further, during the quarter ended September 30, 2024, the Company reinforced its expectation of ethical business practices via the annual, company-wide ethics & compliance training to educate executives and employees on our code of conduct, certify compliance, and outline the specific behaviors expected to fulfill our integrity core value. Additionally, the Compensation Committee has revised key metrics used in the determination of executive and employees' incentive compensation starting in 2024, to move away from working capital metrics and to use updated cash flow metrics to include average monthly outcomes over the performance period rather than being measured at a fiscal year end.

During the quarter ended December 31, 2024, the Company monitored the effectiveness of the efforts taken related to tone at the top during the year through periodic pulse surveys to the organization.

Through the efforts described above, the Company was able to implement its plan during 2024 to remediate the previously identified material weakness related to tone at the top and determine that the tone at the top was operating effectively as of December 31, 2024.

Information and Communication

With respect to designing and maintaining effective controls related to the information and communication component of the COSO Framework, the Company has enhanced its policies, procedures, workflows, and training as it relates to the controls over information and communication sharing, in addition to the broader based tone at the top enhancements discussed above. The Company enhanced our controls, policies, procedures, and training as it relates to timely and accurate communication and information sharing across multiple functions and the Controller’s organization, including enhancing key controls concerning information communicated and used in determining the accounting for significant transactions, contracting, and business developments which impact key assumptions used in the goodwill impairment assessment.

The Company provided additional training for employees and members of management, specifically in accounting, finance, business units and legal, to ensure that relevant information is appropriately communicated to personnel involved in the preparation of our consolidated financial statements or related disclosures. Additionally, trainings were conducted for employees regarding the importance of the Company establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures, for information to be appropriately communicated to all relevant personnel involved in the preparation of our financial statements and disclosures.

During the quarter ended March 31, 2024, the Company enhanced our internal management representation letter process which serves as a mechanism for internal information sharing and supports, in part, our CEO’s and CFO’s certifications and accuracy of our financial statements. The Company has also provided mandatory training to respondents to facilitate the receipt of complete and accurate information. The Company enhanced our Disclosure Committee process to include further representation on the Committee across the organization and increase the frequency of Disclosure Committee meetings.

Additionally, the Company enhanced our policies and protocols related to working capital management practices, including enhancing our communication of working capital management practices to our board of directors. The Company also enhanced our process around the verification of physical assets including enhancing communication of changes in the existence, operating status or impairment assessment of physical assets.

As of December 31, 2024, the remediation measures described above have been implemented and we have had sufficient time to validate the operating effectiveness and remediate the material weakness noted above and, as such, the material weakness identified in the Company’s internal control over financial reporting related to information and communication has been remediated.

The Chemours Company

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2024.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the 2025 Proxy Statement, which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our Audit Committee and our code of ethics is contained in the 2025 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2025 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2024
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	4,480	$26.79	9,500
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2025 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2025 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

4.2(3)

Third Supplemental Indenture, dated as of November 27, 2024, among The Chemours Company, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 27, 2024).

4.2(4)	Specimen 5.750% Senior Notes Due 2028 (included in Exhibit 4.2(1)).
4.2(5)	Specimen 4.625% Senior Notes Due 2029 (included in Exhibit 4.2(2)).
4.2(6)	Specimen 8.000% Senior Notes Due 2033 (included in Exhibit 4.2(3)).
4.2(7)

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

10.15

Amendment No. 1, dated as of November 29, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023.

10.16

Amendment No. 2, dated as of December 13, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023.

The Chemours Company

Exhibit Number	Description

10.17*

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

10.20(1)*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205392), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.20(2)*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.21*

The Chemours Company Senior Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.22*

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

10.25(1)*

Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.25(2)*

Form of Deferred Stock Unit Terms for Non-Employee Directors under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.26*

Form of Performance-Based Restricted Stock Unit Terms for August 2015 (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015).

10.27*

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

10.29*	Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K for the year ended December 31, 2015).
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

The Chemours Company

Exhibit Number	Description

10.41(1)*

Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).

10.41(2)*

Amendment to the Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of December 19, 2023. (incorporated by reference to Exhibit 10.41(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

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

10.43*

Special Employment and Separation Agreement and Release between Susan Kelliher and the Company, dated as of September 25, 2023 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

10.44*

Separation and Release Agreement, dated as of March 22, 2024, by and between The Chemours Company and Mark E. Newman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 25, 2024).

10.45*

Separation and Release Agreement, dated as of April 23, 2024, by and between The Chemours Company and Jonathan S. Lock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2024).

19	Insider Trading Policy
21	Subsidiaries of the Registrant.
22	List of Guarantor Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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

95	Mine Safety Disclosures.
97	Incentive-Based Compensation Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
101.INS	XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which has been formatted in Inline XBRL and included within Exhibit 101.

* Management contract or compensatory plan or arrangement.

The Chemours Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	February 18, 2025

By:	/s/ Shane Hostetter
Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Denise Dignam	President, Chief Executive Officer, and Director	February 18, 2025
Denise Dignam	(Principal Executive Officer)

/s/ Shane Hostetter	Senior Vice President, Chief Financial Officer	February 18, 2025
Shane Hostetter	(Principal Financial Officer)

/s/ David Will	Vice President and Controller	February 18, 2025
David Will	(Principal Accounting Officer)

/s/ Dawn L. Farrell	Chairperson of the Board	February 18, 2025
Dawn L. Farrell

/s/ Curtis V. Anastasio	Director	February 18, 2025
Curtis V. Anastasio

/s/ Alister Cowan	Director	February 18, 2025
Alister Cowan

/s/ Mary B. Cranston	Director	February 18, 2025
Mary B. Cranston

/s/ Pamela Fletcher	Director	February 18, 2025
Pamela Fletcher

/s/ Erin N. Kane	Director	February 18, 2025
Erin N. Kane

/s/ Joseph D. Kava	Director	February 18, 2025
Joseph D. Kava

/s/ Sean D. Keohane	Director	February 18, 2025
Sean D. Keohane

/s/ Guillaume Pepy	Director	February 18, 2025
Guillaume Pepy

/s/ Livingston Satterthwaite	Director	February 18, 2025
Livingston Satterthwaite

The Chemours Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of Per- and Polyfluoroalkyl Substances (PFAS) Environmental Remediation Liabilities

As described in Notes 3 and 22 to the consolidated financial statements, the Company’s environmental remediation liabilities for future environmental expenditures were $571 million as of December 31, 2024, the majority of which related to PFAS matters. Management accrues for environmental remediation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s estimated cost to perform the planned remedial response and the time period over which remediation activities will occur, which are derived from environmental studies, sampling, testing, and analyses. From time to time, management may engage third parties (“management’s specialists”) to assist in obtaining and/or evaluating relevant data and assumptions when estimating the Company’s remediation liabilities. The liabilities, which are undiscounted, are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued and are reflected as a component of the cost of goods sold for on-site remediation costs or as a component of selling, general, and administrative expense for off-site remediation costs. Other environmental costs are also charged to expense in the period incurred, unless they extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

The principal considerations for our determination that performing procedures relating to PFAS environmental remediation liabilities is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, in estimating the environmental remediation liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimated cost to perform the planned remedial response and the time period over which remediation activities will occur; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process to estimate PFAS environmental remediation liabilities, including controls related to the monitoring of the recorded liability as compared to remedial activities required by regulatory authorities and/or planned by the Company, as well as the related financial statement disclosures. These procedures also included, among others, associated with the Company’s planned remediation activities for certain sites, (i) testing management’s process for estimating the environmental remediation liabilities; (ii) testing the reasonableness of management’s significant assumptions related to estimated cost to perform the planned remedial response and the time period over which remediation will occur; (iii) evaluating the appropriateness of management’s methods for estimating the environmental remediation liabilities; (iv) testing the completeness and accuracy of underlying data provided by management; (v) obtaining and evaluating responses to letters of audit inquiry from external legal counsel; and (vi) evaluating the sufficiency of the Company’s disclosures related to the matters. Evaluating the reasonableness of management’s assumptions related to (i) estimated cost to perform the planned remedial response involved comparing the cost estimates developed by management to third party evidence, as well as comparing actual and historical costs used to develop the estimates, as applicable, and (ii) the time period over which the remediation will occur involved comparing the Company’s planned remediation activities to those communicated to regulatory authorities and to those commonly observed in conducting remediation. The work of management’s specialists was used in performing certain procedures to evaluate the reasonableness of certain data used in estimating costs for certain remedial activities. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the completeness and accuracy of certain data used by the specialists, and an evaluation of the specialists’ findings. Professionals with specialized skills and knowledge were used to assist in evaluating the appropriateness of management’s methods for estimating the environmental remediation liabilities and the reasonableness of the significant assumptions related to estimated cost to perform the planned remedial responses and the time period over which remediation will occur.

PFAS - Accrued Litigation Liabilities and Disclosures

As described in Notes 3 and 22 to the consolidated financial statements, the Company’s accrued litigation liabilities was $208 million as of December 31, 2024, of which $121 million relates to PFAS-related legal matters. These liabilities represent management’s estimate of probable loss for PFAS-related litigation matters. Management accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether a loss or range of loss is reasonably estimable. The Company’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of substantial uncertainties related to these matters, accruals are based on the best information available each period, including, among others, mediation, settlement discussions or agreements. Litigation-related liabilities and expenditures include legal matters that are liabilities of E.I. DuPont de Nemours and Company (“EID”) and its subsidiaries, which Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the separation with EID on July 1, 2015. Because litigation is subject to significant uncertainties, and adverse rulings, judgments or other outcomes could occur in the future, it is reasonably possible that the Company could incur losses substantially in excess of accrued liabilities or with respect to matters for which no liability has been accrued because losses are not currently probable and reasonably estimable.

The principal considerations for our determination that performing procedures relating to PFAS accrued litigation liabilities and disclosures is a critical audit matter are (i) the significant judgment by management when (a) assessing whether a loss is reasonably possible or probable, (b) assessing whether the loss or range of loss can be reasonably estimated, and (c) developing the estimated loss for each PFAS-related litigation matter; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the liabilities and disclosures related to PFAS litigation matters.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the liabilities related to PFAS accrued litigation, including controls over determining whether a loss is reasonably possible or probable and whether the loss or range of loss can be reasonably estimated, as well as the related financial statement disclosures. These procedures also included, among others, (i) obtaining and evaluating the status of significant known and potential litigation and settlement activity based on inquiry of internal legal counsel, as well as external legal counsel, when deemed necessary; (ii) obtaining and evaluating relevant PFAS-related judgments, court filings and orders, memorandums of understanding, letters of intent and settlement agreements; (iii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (iv) evaluating the sufficiency of the Company’s disclosures related to PFAS-related litigation matters.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2025

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,782	$6,078	$6,831
Cost of goods sold	4,631	4,772	5,215
Gross profit	1,151	1,306	1,616
Selling, general, and administrative expense	585	1,290	710
Research and development expense	109	108	118
Restructuring, asset-related, and other charges	60	153	16
Goodwill impairment charge	56	—	—
Total other operating expenses	810	1,551	844
Equity in earnings of affiliates	43	45	55
Interest expense, net	(264)	(208)	(163)
(Loss) gain on extinguishment of debt	(1)	(1)	7
Other income, net	8	91	70
Income (loss) before income taxes	127	(318)	741
Provision for (benefit from) income taxes	41	(81)	163
Net income (loss)	86	(237)	578
Less: Net income attributable to non-controlling interests	—	1	—
Net income (loss) attributable to Chemours	$86	$(238)	$578
Per share data
Basic earnings (loss) per share of common stock	$0.58	$(1.60)	$3.72
Diluted earnings (loss) per share of common stock	0.57	(1.60)	3.65

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in millions)

	Year Ended December 31,
	2024			2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$86			$(237)			$578
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$52	$(13)	39	$(27)	$8	(19)	$53	$(13)	40
Unrealized gain (loss) on cash flow hedge	16	(3)	13	(8)	2	(6)	25	(4)	21
Reclassifications to net income - cash flow hedge	(2)	1	(1)	(9)	1	(8)	(24)	4	(20)
Hedging activities, net	66	(15)	51	(44)	11	(33)	54	(13)	41
Cumulative translation adjustment	(180)	—	(180)	94	—	94	(32)	—	(32)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	35	(9)	26	(4)	1	(3)	(2)	1	(1)
Prior service benefit	1	—	1	—	—	—	2	—	2
Curtailment gain	2	—	2	11	(1)	10	—	—	—
Effect of foreign exchange rates	4	—	4	(3)	—	(3)	7	—	7
Reclassifications to net income:
Amortization of actuarial loss	8	(2)	6	9	(1)	8	8	(2)	6
Amortization of prior service gain	(2)	—	(2)	(3)	—	(3)	(2)	—	(2)
Curtailment/settlement gain	(1)	—	(1)	(1)	—	(1)	—	—	—
Defined benefit plans, net	$47	$(11)	36	$9	$(1)	8	$13	$(1)	12
Other comprehensive (loss) income			(93)			69			21
Comprehensive (loss) income			(7)			(168)			599
Less: Comprehensive income attributable to non-controlling interests			—			1			—
Comprehensive (loss) income attributable to Chemours			$(7)			$(169)			$599

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$713	$1,203
Restricted cash and restricted cash equivalents	—	604
Accounts and notes receivable, net	770	610
Inventories	1,472	1,352
Prepaid expenses and other	71	66
Total current assets	3,026	3,835
Property, plant, and equipment	9,572	9,412
Less: Accumulated depreciation	(6,389)	(6,196)
Property, plant, and equipment, net	3,183	3,216
Operating lease right-of-use assets	258	260
Goodwill	46	102
Other intangible assets, net	3	3
Investments in affiliates	152	158
Restricted cash and restricted cash equivalents	50	—
Other assets	797	677
Total assets	$7,515	$8,251
Liabilities
Current liabilities:
Accounts payable	$1,142	$1,159
Compensation and other employee-related cost	99	89
Short-term and current maturities of long-term debt	54	51
Current environmental remediation	115	129
Other accrued liabilities	393	1,058
Total current liabilities	1,803	2,486
Long-term debt, net	4,054	3,987
Operating lease liabilities	194	206
Long-term environmental remediation	456	461
Deferred income taxes	35	44
Other liabilities	368	328
Total liabilities	6,910	7,512
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,300,033 shares issued and 149,428,431 shares outstanding at December 31, 2024; 197,519,784 shares issued and 148,587,397 shares outstanding at December 31, 2023)	2	2
Treasury stock, at cost (48,871,602 shares at December 31, 2024; 48,932,387 shares at December 31, 2023)	(1,804)	(1,806)
Additional paid-in capital	1,055	1,033
Retained earnings	1,718	1,782
Accumulated other comprehensive loss	(367)	(274)
Total Chemours stockholders’ equity	604	737
Non-controlling interests	1	2
Total equity	605	739
Total liabilities and equity	$7,515	$8,251

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2022	191,860,159	$2	30,813,427	$(1,247)	$944	$1,746	$(364)	$1	$1,082
Common stock issued - compensation plans	474,730	—	—	—	—	—	—	—	—
Exercise of stock options	3,040,921	—	—	—	51	—	—	—	51
Purchases of treasury stock, at cost	—	—	16,058,353	(492)	—	—	—	—	(492)
Stock-based compensation expense	—	—	—	1	27	—	—	—	28
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(6)	—	—	—	(6)
Net income	—	—	—	—	—	578	—	—	578
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(154)	—	—	(154)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	—	—	21	—	21
Balance at December 31, 2022	195,375,810	2	46,871,780	(1,738)	1,016	2,170	(343)	—	1,107
Common stock issued - compensation plans	990,745	—	(47,801)	1	(1)	(1)	—	—	(1)
Exercise of stock options	1,153,229	—	—	—	19	—	—	—	19
Purchases of treasury stock, at cost	—	—	2,108,408	(69)	—				(69)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(19)	—	—	—	(19)
Net (loss) income	—	—	—	—	—	(238)	—	1	(237)
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(149)	—	—	(149)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	69	—	69
Balance at December 31, 2023	197,519,784	2	48,932,387	(1,806)	1,033	1,782	(274)	2	739
Common stock issued - compensation plans	327,627	—	(60,785)	2	1	(2)	—	—	1
Exercise of stock options	452,622	—	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	—	86	—	—	86
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(148)	—	—	(148)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(93)	—	(93)
Balance at December 31, 2024	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,718	$(367)	$1	$605

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$86	$(237)	$578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	301	307	291
Gain on sales of assets and businesses, net	(3)	(110)	(21)
Equity in earnings of affiliates, net	(1)	11	(22)
Loss (gain) on extinguishment of debt	1	1	(7)
Amortization of debt issuance costs and issue discounts	12	9	9
Deferred tax (benefit) provision	(27)	(158)	20
Asset-related charges	27	95	5
Stock-based compensation expense	15	18	27
Net periodic pension cost	6	9	9
Defined benefit plan contributions	(12)	(10)	(10)
Other operating charges and credits, net	(42)	1	(21)
Goodwill impairment	56	—	—
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(152)	(10)	91
Inventories and other current operating assets	(146)	58	(294)
Other non-current operating assets	(98)	—	(96)
(Decrease) increase in operating liabilities:
Accounts payable	(9)	(72)	105
Other current operating liabilities	(660)	642	(47)
Non-current operating liabilities	13	2	138
Cash (used for) provided by operating activities	(633)	556	755
Cash flows from investing activities
Purchases of property, plant, and equipment	(360)	(370)	(307)
Proceeds from sales of assets and businesses, net of cash divested	3	143	33
Foreign exchange contract settlements, net	2	(8)	3
Other investing activities	2	6	(13)
Cash used for investing activities	(353)	(229)	(284)
Cash flows from financing activities
Proceeds from issuance of debt, net	606	648	—
Debt repayments	(490)	(280)	(68)
Payments of debt issuance costs	(9)	(4)	(1)
Payments on finance leases	(12)	(11)	(11)
Proceeds from supplier financing programs	93	123	105
Payments to supplier financing program	(102)	(87)	(106)
Purchases of treasury stock, at cost	—	(69)	(495)
Proceeds from exercised stock options	9	19	51
Payments related to tax withheld on vested stock awards	(3)	(19)	(6)
Payments of dividends to the Company's common shareholders	(148)	(149)	(154)
(Distributions to) cash received from non-controlling interest shareholders	(1)	1	(1)
Other financing activities	21	—	—
Cash (used for) provided by financing activities	(36)	172	(686)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(22)	4	(32)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,044)	503	(247)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	1,807	1,304	1,551
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31,	$763	$1,807	$1,304

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$267	$223	$164
Income taxes, net of refunds	73	54	131
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$88	$82	$79
Treasury stock repurchased, not settled	—	—	1

See accompanying notes to the consolidated financial statements.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 1. Background and Description of the Business

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include refrigerants, titanium dioxide (“TiO2”) pigment and industrial fluoropolymer resins. Chemours manages and reports its operating results through its three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Other Segment includes the Performance Chemicals and Intermediates business.

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2024, the Company operated 28 major production facilities globally, of which eight were dedicated to Thermal & Specialized Solutions, seven were dedicated to Titanium Technologies, and 10 were dedicated to Advanced Performance Materials, and three supported multiple segments.

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

Revision of Previously Issued Financial Statements

Certain prior period amounts on the consolidated statements of income, reflected in the tables below, have been revised to correct for immaterial errors, as described below.

During the financial close process for the fourth quarter of 2024, the Company identified certain immaterial errors impacting previously issued financial statements beginning as of January 1, 2022, and subsequent quarterly reporting periods through September 30, 2024. Specifically, the Company identified errors related to the income statement presentation of byproduct revenue sales, which were incorrectly accounted for as a contra cost of goods sold. The Company previously determined at adoption that misclassification of these transactions was not material.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 99, "Materiality", codified in ASC 250, Accounting Changes and Error Corrections ("ASC 250"). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements. The impact of the revisions to the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 are presented in "Note 30 – Unaudited Quarterly Financial Information".

Revised Consolidated Statements of Income

	Year ended December 31, 2022
	As reported	Revision	As revised
Net sales	$6,794	$37	$6,831
Cost of goods sold	$5,178	$37	$5,215
Gross profit	$1,616	$—	$1,616

	Year ended December 31, 2023
	As reported	Revision	As revised
Net sales	$6,027	$51	$6,078
Cost of goods sold	$4,721	$51	$4,772
Gross profit	$1,306	$—	$1,306

Audit Committee Internal Review

On February 29, 2024, the Company announced that it needed additional time to complete its 2023 year-end reporting process, including its review of internal control over financial reporting as of December 31, 2023, and for the Audit Committee of the Board of Directors (the “Audit Committee”) to complete a related internal review (the “Audit Committee Internal Review”). The scope of the Audit Committee Internal Review included, among other things, reviewing (i) the process for reviewing reports made to the Chemours Ethics Hotline; (ii) the Company’s practice for managing working capital, including the related impact on metrics within the Company’s incentive plans; and (iii) certain non-GAAP metrics included in filings made with the Securities and Exchange Commission or otherwise publicly released, and related disclosures.

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

Further discussion related to the Audit Committee Internal Review is included under the heading "Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements" within "Note 22 – Commitments and Contingent Liabilities".

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Insurance Recoveries

The Consolidated Statements of Operations for the year ended December 31, 2024 include a pre-tax benefit of $20 for insurance proceeds within selling, general and administrative expenses, net of third-party legal expenses of $6. In December 2024, Chemours and EIDP agreed to a 50/50 distribution of then-available funds within the previously established joint escrow account, with Chemours receiving $20, representing a release of previously recorded restricted cash. The Company recorded $20 in cash and cash equivalents at December 31, 2024 representing its interest in the escrow account established for these insurance proceeds.

The proceeds were recovered over a period of more than four years beginning in the second quarter 2020. Of the amounts recorded in the Consolidated Statement of Operations for the year ended December 31, 2024, $13 relates to amounts collected prior to January 1, 2024. The Company assessed the materiality of these out-of-period adjustments on current and prior period consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements, or the current annual financial statements.

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of February 2026, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

As disclosed in "Note 22 – Commitments and Contingent Liabilities", the Company and certain of its subsidiaries are subject to various lawsuits, claims, assessments, government investigations, regulatory proceedings and other legal proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, regulatory, environmental, anti-trust, and other such matters that arise in the ordinary course of business in multiple jurisdictions. The Company’s ability to timely settle its long term liabilities in the event such liabilities become current as a result of an adverse resolution of a legal matter will depend on its ability to generate sufficient future operating cash flows, resolve legal and environmental matters under acceptable terms and conditions and refinance its revolving credit facility and other long term debt on acceptable terms and conditions.

At December 31, 2024, the Company has $713 of unrestricted cash and cash equivalents, of which $404 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2025. The Company has $1,803 of current liabilities as of December 31, 2024. The Company also has $640 of availability under its revolving credit facility at December 31, 2024. The revolving credit facility contains terms that impact its capacity based in part on the Company’s twelve-month trailing EBITDA, as defined. The revolving credit facility matures on October 7, 2026. It is the Company’s intent to extend the maturity of the revolving credit facility, however, there is no assurance the Company will be able to extend the facility on acceptable terms and conditions, if at all. Accordingly, there are risks and uncertainties with respect to the Company’s ability to achieve its liquidity objectives.

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

At December 31, 2024, the Company's restricted cash and restricted cash equivalents includes cash and cash equivalents deposited in an escrow account as per the terms of the Company's Memorandum of Understanding ("MOU") agreement. At December 31, 2023, the Company's restricted cash and restricted cash equivalents principally relates to cash and cash equivalents deposited in the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval. See "Note 22 – Commitments and Contingent Liabilities" for further details on the MOU and Water District Settlement Fund.

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

Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s estimated cost to perform the planned remedial responses and the time period over which remediation activities will occur, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. These liabilities, which are undiscounted, are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available.

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

Asset Retirement Obligations

Chemours records its asset retirement obligations at their fair value at the time the liability is incurred. Fair value is measured using the expected future cash outflows discounted at Chemours’ credit-adjusted, risk-free interest rate, which is considered to be a Level 3 input within the fair value hierarchy. Accretion expense is recognized as an operating expense within the cost of goods sold in the consolidated statements of operations, using the credit-adjusted, risk-free interest rate in effect when the liability was recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and are depreciated over the estimated remaining useful life of the asset, generally for periods ranging from two to 75 years.

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

Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency and interest rate risks. The Company has established a financial risk management program, which includes distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and (iv) euro-denominated debt and cross-currency swaps, both of which are used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

The Company’s foreign currency forward contracts that are used as a net monetary assets and liabilities hedge are not part of a cash flow hedge program or a fair value hedge program, and have not been designated as a hedge. For these instruments, all gains and losses resulting from the revaluation of derivative assets and liabilities are recognized in other income, net in the consolidated statements of operations during the period in which they occur, and any such gains or losses are intended to be offset by any gains or losses on the underlying asset or liability. For the Company’s foreign currency forward contracts that have been designated under a cash flow hedge program, all gains and losses resulting from the revaluation of the derivative instruments are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to the cost of goods sold in the consolidated statements of operations during the period in which the underlying transactions affect earnings, or when it becomes probable that the forecasted transactions will not occur. For the Company’s interest rate swaps that have been designated under a cash flow hedge program, all gains and losses resulting from the revaluation of the derivative instruments are recognized as a component of accumulated other comprehensive loss on the consolidated balance sheets during the period in which they occur, and are reclassified to interest expense, net in the consolidated statements of operations during the period in which the underlying transaction affects earnings. For the Company’s euro-denominated debt instruments and cross-currency swap, which are designated as net investment hedges, changes due to remeasurement are included in accumulated other comprehensive loss on the consolidated balance sheets. Chemours’ uses the spot method to evaluate the effectiveness of its net investment hedges.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies have the option to apply the guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impacts the adoption of this standard will have on its consolidated financial statements.

Recently Adopted Accounting Guidance

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires incremental disclosures related to a public entity's reportable segments, including the disclosure of significant segment expense categories and amounts for each reportable segment. This guidance is effective for the Company for the year beginning January 1, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 and included enhanced disclosure of significant segment expense categories and amounts within "Note 29 – Geographic and Segment Information", the effect of which did not have an impact on its financial position, results of operations, or cash flows.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 5. Net Sales

As described further in "Note 2 – Basis of Presentation", certain prior period amounts reflected in the tables below have been revised to correct for immaterial errors pertaining to income statement presentation of byproduct revenue sales.

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$1,029	$1,076	$996
Titanium Technologies	1,026	1,054	1,285
Advanced Performance Materials	499	556	632
Other Segment	35	59	71
Total North America	2,589	2,745	2,984
Asia Pacific:
Thermal & Specialized Solutions	200	192	178
Titanium Technologies	657	704	928
Advanced Performance Materials	518	554	657
Other Segment	11	12	24
Total Asia Pacific	1,386	1,462	1,787
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	362	369	320
Titanium Technologies	511	519	695
Advanced Performance Materials	258	297	283
Other Segment	7	12	17
Total Europe, the Middle East, and Africa	1,138	1,197	1,315
Latin America (2):
Thermal & Specialized Solutions	239	214	208
Titanium Technologies	378	403	472
Advanced Performance Materials	51	55	61
Other Segment	1	2	4
Total Latin America	669	674	745
Total net sales	$5,782	$6,078	$6,831
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the years ended December 31, 2024, 2023 and 2022. Certain prior period amounts have been recast in order to conform with current presentation of Thermal & Specialized Solutions net sales disaggregation.

	Year Ended December 31,
	2024	2023	2022
Net sales by product group and segment
OpteonTM refrigerants	$810	$710	$597
FreonTM refrigerants	614	722	750
Foam, propellants, and other	406	419	355
Total Thermal & Specialized Solutions	1,830	1,851	1,702
Titanium dioxide and other minerals	2,572	2,680	3,380
Total Titanium Technologies	2,572	2,680	3,380
Advanced materials	808	916	1,140
Performance solutions	518	546	493
Total Advanced Performance Materials	1,326	1,462	1,633
Performance chemicals and intermediates	54	85	116
Total Other Segment	54	85	116
Total net sales	$5,782	$6,078	$6,831

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2024, 2023 and 2022.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2024 and 2023.

	December 31,
	2024	2023
Contract assets:
Accounts receivable - trade, net (Note 11)	$619	$509
Contract liabilities:
Deferred revenue	$11	$16
Customer rebates (Note 19)	70	78

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the year ended December 31, 2024 were not significant. Changes in the Company’s deferred revenue balances during the year ended December 31, 2023 were due to prepaid ore sales. For the years ended December 31, 2024 and 2023, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) was not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of December 31, 2024 and 2023.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2024, Chemours had $272 of remaining performance obligations. The Company expects to recognize approximately 41% of its remaining performance obligations as revenue in 2025, approximately 30% as revenue in 2026, and approximately 29% in revenue for 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2024 are also excluded.

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment and Corporate for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Thermal & Specialized Solutions	$29	$25	$25
Titanium Technologies	28	32	34
Advanced Performance Materials	50	48	54
Other Segment	1	1	1
Corporate	1	2	4
Total research and development expense	$109	$108	$118

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the years ended December 31, 2024, 2023 and 2022.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2024
Employee separation charges:
2024 Restructuring Program	$—	$—	$14	$—	$6	$20
Titanium Technologies Transformation Plan	—	(1)	—	—	—	(1)
2023 Restructuring Program	—	—	—	—	—	—
Total employee separation charges	—	(1)	14	—	6	19
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	11	—	—	—	11
Total Decommissioning and other charges	—	11	3	—	—	14
Total restructuring and other charges	—	10	17	—	6	33
Asset-related charges:
2024 Restructuring Program	—	—	27	—	—	27
Total asset-related charges	—	—	27	—	—	27
Total restructuring, asset-related, and other charges	$—	$10	$44	$—	$6	$60

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$—	$21	$—	$—	$—	$21
2023 Restructuring Program	—	—	3	—	1	4
2022 Restructuring Programs	1	—	(1)	—	(1)	(1)
ERP Implementation Abandonment Charges	—	—	—	—	1	1
Total employee separation charges	1	21	2	—	1	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	27	—	—	—	27
ERP Implementation Abandonment Charges	—	—	—	—	4	4
Total Decommissioning and other charges	—	27	—	—	4	31
Total restructuring and other charges	1	48	2	—	5	56
Asset-related charges:
Titanium Technologies Transformation Plan		77	—	—	1	78
ERP Implementation Abandonment Charges	—	—	—	—	11	11
Other asset-related charges	8	—	—	—	—	8
Total asset-related charges	8	77	—	—	12	97
Total restructuring, asset-related, and other charges	$9	$125	$2	$—	$17	$153

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2022
Employee separation charges	$1	$1	$3	$—	$4	$9
Decommissioning and other charges	—	—	—	2	—	2
Total restructuring and other charges	1	1	3	2	4	11
Asset-related charges	—	5	—	—	—	5
Total restructuring, asset-related, and other charges	$1	$6	$3	$2	$4	$16

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

2024 Restructuring Program

In the third quarter of 2024, management initiated certain transformation initiatives principally within the Advanced Performance Materials business and certain Corporate functions to capture operational and commercial synergies and cost optimization. As part of these efforts, during the third quarter of 2024, the Company initiated additional cost savings programs that were largely attributable to further aligning the cost structure of the Company’s businesses and corporate functions with its financial objectives. As a result, during the year ended December 31, 2024, the Company recorded charges of $50, consisting of non-cash asset related charges of $27, employee separation charges of $20 and other charges of $3. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the second half of 2025. The $27 of asset related charges are based on decisions related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of a strategic asset footprint transformation analysis within the Advanced Performance Materials business. The Company also expects to incur decommissioning and other charges of approximately $3 through 2026 which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities are expected to be completed by the first quarter of 2025.

During the year ended December 31, 2024, the Company recorded of $11 of decommissioning, dismantling and other charges related to Kuan Yin, inclusive of a reduction in certain contract termination costs. Through December 31, 2024, the Company has recorded charges of approximately $130 consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning and other charges of $24. The associated severance payments were started in the fourth quarter 2023 and are expected to be substantially completed in the first quarter of 2025. For the year ended December 31, 2023, the Company also recorded $40 related to the write off of certain raw materials and stores inventories that can no longer be utilized following the production shutdown. This amount is recorded in Cost of Goods Sold in the Consolidated Statement of Operations.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded from inception through December 31, 2024. The employee separation and related payments were substantially completed in the fourth quarter of 2024. During the year ended December 31, 2024, the Company made total cash payments of $48 associated with the Titanium Technologies Transformation Plan, inclusive of severance payments, decommissioning, and other third-party fees.

2023 Restructuring Program

In addition to the Titanium Technologies plans, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through December 31, 2024, the Company has recorded cumulative employee separation charges of $4. The severance costs were recognized as follows: $3 in Advanced Performance Materials and $1 in Corporate. The program and related severance payments were substantially completed in the third quarter of 2024.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

2022 Restructuring Program

Management initiated a severance program in 2022 that was largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. From inception through December 31, 2024, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $8 and the related payments were substantially completed in the fourth quarter of 2023.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2024 and 2023.

	2024 Restructuring Program	Titanium Technologies Transformation Plan	2023 Restructuring Program	2022 Restructuring Program	ERP Implementation Abandonment	Total
Balance at January 1, 2023	$—	$—	$—	$6	$—	$6
Charges to income	—	21	4	(1)	1	25
Payments	—	(11)	—	(5)	(1)	(17)
Balance at December 31, 2023	—	10	4	—	—	14
Charges to income	20	(1)	—	—	—	19
Payments	(8)	(8)	(4)	—	—	(20)
Balance at December 31, 2024	$12	$1	$—	$—	$—	$13

With respect to the $14 of contract termination liabilities associated with the Titanium Technologies Transformation Plan, the Company paid $10 during the year and as such, at December 31, 2024 the Company had $4 remaining as an outstanding liability. There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at December 31, 2024 and 2023.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 8. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Leasing, contract services, and miscellaneous income (1)	$5	$11	$53
Royalty income (2)	6	8	6
Gain on sales of assets and businesses, net (3)	3	110	21
Exchange losses, net (4)	(9)	(38)	(15)
Non-operating pension and other post-retirement employee benefit income (5)	3	—	5
Total other income, net	$8	$91	$70
(1)
For the year ended December 31, 2022, miscellaneous income includes proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment.
(2)
Royalty income is primarily from technology licensing.
(3)
For the year ended December 31, 2023, gain on sale of assets and businesses, net includes pre-tax gain on sale of $106 related to the Glycolic Acid Transaction. For the year ended December 31, 2022, gain on sale of assets and businesses, net includes pre-tax gain on sale of $5 to the Beaumont Transaction and $18 related to the Pascagoula Transaction. Refer to "Note 4 – Acquisitions and Divestitures" for further details.
(4)
Exchange (losses), net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(5)
Non-operating pension and other post-retirement employee benefit income represents the non-service cost component of net periodic pension income.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Current tax expense (benefit):
U.S. federal	$6	$25	$83
U.S. state and local	—	(5)	13
International	62	57	47
Total current tax expense	68	77	143
Deferred tax (benefit) expense:
U.S. federal	(11)	(112)	8
U.S. state and local	(10)	(24)	(2)
International	(6)	(22)	14
Total deferred tax (benefit) expense	(27)	(158)	20
Total provision for (benefit from) income taxes	$41	$(81)	$163

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023.

	December 31,
	2024	2023
Deferred tax assets:
Environmental and other liabilities	$188	$196
Employee related and benefit items	48	41
Other assets and accrual liabilities	140	133
Intangible Assets	124	155
Tax attribute carryforwards	234	200
Operating lease liability	60	63
Total deferred tax assets	794	788
Less: Valuation allowance	(134)	(165)
Total deferred tax assets, net	660	623
Deferred tax liabilities:
Property, plant, and equipment and intangible assets	(279)	(240)
LIFO inventories	(14)	(8)
Operating lease asset	(63)	(63)
Other liabilities	(48)	(53)
Total deferred tax liabilities	(404)	(364)
Deferred tax assets, net	$256	$259

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	$	%	$	%	$	%
Statutory U.S. federal income tax rate	$27	21.0%	$(67)	21.0%	$156	21.0%
State income taxes, net of federal benefit	(10)	(7.9)%	(28)	8.8%	7	1.0%
Lower effective tax rate on international operations, net	(6)	(4.7)%	55	(17.3)%	(16)	(2.2)%
Basis difference in intangible assets, net	(1)	(0.8)%	(12)	3.8%	—	—%
Tax exempt income	—	—%	(24)	7.5%	—	—%
Non - deductible expenses	13	10.3%	11	(3.4)%	1	0.1%
Goodwill	12	9.5%	—	—%	—	—%
Depletion	(4)	(3.1)%	(4)	1.3%	(6)	(0.8)%
Exchange gains	(6)	(4.7)%	(16)	5.0%	(8)	(1.1)%
Provision to return and other adjustments	16	12.7%	(6)	1.9%	(2)	(0.3)%
Valuation allowance	—	—%	15	(4.7)%	4	0.5%
Executive compensation limitation	1	0.8%	9	(2.8)%	3	0.5%
Stock-based compensation	(1)	(0.8)%	(13)	4.1%	(9)	(1.2)%
R&D credit	(7)	(5.5)%	(8)	2.5%	(7)	(0.9)%
Uncertain tax positions	5	3.9%	7	(2.2)%	36	4.9%
Other, net	2	1.6%	—	—%	4	0.5%
Total effective tax rate	$41	32.3%	$(81)	25.5%	$163	22.0%

In 2023, the Company received a ruling from the Swiss tax authorities which resulted in the recognition of a deferred tax asset related to intangibles and an accompanying valuation allowance. The current year movement of this ruling continues to be presented net of the valuation allowance in the effective tax rate reconciliation above.

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
U.S. operations (including exports)	$(199)	$(638)	$217
International operations	326	320	524
Income (loss) before income taxes	$127	$(318)	$741

Management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2024 and 2023, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. At December 31, 2024, the amount of indefinitely reinvested unremitted earnings was approximately $522. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, the incremental cost to repatriate earnings is expected to be primarily related to withholding taxes and is not expected to be material.

The Company reviews its tax return positions, taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. At December 31, 2024, the Company recognized net tax expense of $6 related to uncertain tax positions specific to transfer pricing and the treatment of discrete intercompany transactions. The Company maintains its as filed tax positions are appropriate and supportable.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2024, the Company’s state net operating losses amounted to $22, which substantially expire between 2027 and 2043. The Company has foreign net operating losses of $41, which have various expiration dates between 2029 through 2044, as well as unlimited carryforward periods, and $19 of certain foreign tax credits, which expire between 2029 and 2034.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions.

The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2019 through 2024
India	2016 through 2024
Mexico	2019 through 2024
Netherlands	2023 through 2024
Singapore	2019 through 2024
Switzerland	2019 through 2024
Taiwan	2023 through 2024
U.S.	2017 through 2024

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$73	$65	$5
Gross amounts of increases and decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	—	2	54
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	9	6	6
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Balance at December 31,	$82	$73	$65

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$54	$48	$42
Total amount of interest and penalties recognized in the consolidated statements of operations	5	4	4
Total amount of interest and penalties recognized in the consolidated balance sheets	13	8	4

As of December 31, 2024, the total amount of unrecognized tax benefits was $82, of which $54 was recorded in other liabilities and $28 was recorded as an offset to deferred tax assets. These unrecognized tax benefits primarily relate to transfer pricing matters and the treatment of discrete intercompany transactions. In addition, accruals of $13 have been recorded for penalties and interest, as of December 31, 2024, in other liabilities. These liabilities at December 31, 2024 were reduced by $38 for offsetting benefits from the corresponding effects of potential transfer pricing adjustments included in other assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$165	$12	$8
Charges to income tax expense	1	153	4
Reduction of valuation allowance	(32)	—	—
Balance at December 31,	$134	$165	$12

For the years ended December 31, 2024, 2023, and 2022 the Company recorded $(31), $153, and $4 of valuation allowance, respectively. For the year ended December 31, 2024, the net change in valuation allowance was a $31 decrease primarily related to deferred tax assets of its Taiwan and Switzerland subsidiaries, which are now considered realizable.

For the year ended December 31, 2023 there was a plant closure in Taiwan during the third quarter of 2023, the Company recorded an income tax expense of $13 related to the recognition of a valuation allowance on the deferred tax assets of one of its Taiwan subsidiaries. The Company has evaluated all available positive and negative evidence, including the reversal of certain deferred liabilities, as well as the future projections of profitability for the plant shutdown. As a result, the Company determined that a majority of its deferred tax assets related to the Taiwanese subsidiary are not more likely than not to be realized and accordingly recorded a valuation allowance against those deferred tax assets. In addition, the Company recorded income tax expense of $138 related to the valuation allowance on certain deferred tax assets in its Switzerland subsidiaries. This directly relates to a deferred tax asset recorded in 2023 in conjunction with a Swiss ruling received in the fourth quarter. The valuation allowance was recorded specifically due to the limitations in the realizability and deductibility of the new deferred tax asset related to intangible assets and has no further impact to the remaining deferred tax assets of Switzerland subsidiaries. The remaining valuation allowance recorded was related to certain foreign tax credits and state net operating losses. For the year ended December 31, 2022, the Company recorded a valuation allowance of $3 against certain foreign tax credits, as well as $1 of valuation allowance on state net operating losses.

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings (loss) per share calculations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to Chemours	$86	$(238)	$578
Denominator:
Weighted-average number of common shares outstanding - basic	149,494,462	148,912,397	155,359,361
Dilutive effect of the Company’s employee compensation plans (1)	677,827	—	2,943,646
Weighted-average number of common shares outstanding - diluted	150,172,289	148,912,397	158,303,007

Basic earnings (loss) per share of common stock (2)	$0.58	$(1.60)	$3.72
Diluted earnings (loss) per share of common stock (1) (2)	0.57	(1.60)	3.65
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted earnings (loss) per share calculations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Average number of stock options	2,246,602	1,444,099	1,077,922

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2024 and 2023.

	December 31,
	2024	2023
Accounts receivable - trade, net (1)	$619	$509
VAT, GST, and other taxes (2)	114	81
Other receivables (3)	37	20
Total accounts and notes receivable, net	$770	$610
(1)
Accounts receivable - trade, net includes trade notes receivable of $1 and less than $1 and is net of allowances for doubtful accounts of $2 and $2 at December 31, 2024 and 2023, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 22 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $8, $3 and $9 for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table sets forth the change in the Company's allowance for doubtful accounts for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$2	$10	$5
Additions charged to expenses	8	3	9
Deductions from reserves (1)	(8)	(11)	(4)
Balance at December 31,	$2	$2	$10
(1)
Include bad debt write-offs of less than $1 for each of the years ended December 31, 2024, 2023 and 2022, respectively.

Customer Vendor Financing Facilities

The Company participates in several financing facilities maintained by our customers. These facilities allow the Company to monetize certain receivables prior to their due date. The Company receives a discounted amount from the financial institution which varies depending on the timing of the payment from the financing institution in relation to the invoice due date from the customer. The Company classifies cash received from the financial institutions as an operating cash flow. For one transaction in 2023, the Company received $26 from a financial institution prior to the recognition of revenue from the customer. For that advance, the Company classified the proceeds as a financing cash inflow under the caption “Proceeds from supplier financing programs” on the Consolidated Statement of Cash Flows for the year ended December 31, 2023. As of December 31, 2023, all revenue recognition requirements related to this transaction had been satisfied.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2024 and 2023.

	December 31,
	2024	2023
Finished products	$889	$770
Semi-finished products	271	255
Raw materials, stores, and supplies	688	709
Inventories before LIFO adjustment	1,848	1,734
Less: Adjustment of inventories to LIFO basis	(376)	(382)
Total inventories	$1,472	$1,352

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $900 and $920 (or 49% and 53%, respectively) of inventories before the LIFO adjustments at December 31, 2024 and 2023, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2024 and 2023.

	December 31,
	2024	2023
Equipment	$7,911	$7,652
Buildings	1,133	1,180
Construction-in-progress	404	450
Land	88	94
Mineral rights	36	36
Property, plant, and equipment	9,572	9,412
Less: Accumulated depreciation	(6,389)	(6,196)
Total property, plant, and equipment, net	$3,183	$3,216

Property, plant, and equipment, net included gross assets under finance leases of $97 and $100 at December 31, 2024 and 2023, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $10, $7, and $7 for the years ended December 31, 2024, 2023 and 2022, respectively.

Depreciation expense amounted to $301, $297, and $286 for the years ended December 31, 2024, 2023 and 2022, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 14. Leases

The Company leases certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. Lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 22 years. Some leases of equipment contain immaterial amounts of residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2024 and 2023.

		December 31,
	Balance Sheet Location	2024	2023
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$258	$260
Finance lease assets	Property, plant, and equipment, net (Note 13)	48	61
Total lease assets		$306	$321

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$53	$55
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	13	12
Total current lease liabilities		66	67
Non-current:
Operating lease liabilities	Operating lease liabilities	194	206
Finance lease liabilities	Long-term debt, net (Note 20)	33	46
Total non-current lease liabilities		227	252
Total lease liabilities		$293	$319

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$61	$63	$51
Short-term lease cost	14	7	4
Variable lease cost	19	18	16

Finance lease cost:
Amortization of lease assets	9	9	8
Interest on lease liabilities	3	3	4
Total lease cost	$106	$100	$83

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69	$70	$56
Operating cash flows from finance leases	3	3	4
Financing cash flows from finance leases	12	11	11

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$38	$66	$65
Leased assets obtained in exchange for new finance lease liabilities	7	—	—

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2024 and 2023.

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	8.3	8.9
Finance leases	4.5	4.6

Weighted-average discount rate:
Operating leases	6.09%	5.89%
Finance leases	5.67%	5.42%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2025	$66	$16	$82
2026	57	11	68
2027	41	9	50
2028	31	9	40
2029	26	4	30
Thereafter	85	3	88
Total lease payments	306	52	358
Less: Imputed interest	59	6	65
Present value of lease liabilities	$247	$46	$293

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility located in the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2024 and 2023, a financing obligation of $90 and $92, respectively, and property, plant, and equipment of $76 and $80, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2025	$7
2026	7
2027	7
2028	7
2029	7
Thereafter	122
Total lease payments	157
Less: Imputed interest	(67)
Present value of financing obligation	$90

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2024 and 2023.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Total
Balance at January 1, 2023	$33	$13	$56	$—	$102
Balance at December 31, 2023	33	13	56	—	102
Goodwill impairment	—	—	(56)	—	(56)
Balance at December 31, 2024	$33	$13	$—	$—	$46

Chemours consists of four operating segments: Thermal & Specialized Solutions, Titanium Technologies, Advanced Performance Materials, and Performance Chemicals and Intermediates (included in Other Segment). The Company defines its reporting units as operating units or one level below its operating segments. In 2024 and 2023, the Company had three reporting units for goodwill testing, which align with the Company's operating segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Company completes its annual goodwill impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill or long-lived assets are impaired.

The total accumulated impairment losses included in the Company’s goodwill balance at December 31, 2024 and 2023 amounted to $56 and $0, respectively.

During the third quarter of 2024, the Company reviewed recently released third-party industry projections, which for hydrogen reflected lower end-market demand as well as slower market growth through 2030 and a more uncertain long-term growth trajectory beyond 2030. In response to these negative market outlook developments as well as increased commercial headwinds due to limited cyclical end-markets recovery and competitive intensity, the Company has revised its financial projections for the Advanced Performance Materials business which includes reductions to its investment plans. The Company concluded that these market developments, as well as the Company's revised financial projections to reflect these events, represented a triggering event for the Company's Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group, during the third quarter of 2024. As a result of this conclusion, the Company completed an interim impairment assessment as of August 31, 2024 for its Advanced Performance Materials reporting unit and the related asset group.

The Company concluded that the undiscounted cash flows exceeded the carrying value of the long-lived assets, and that an impairment did not exist. In completing an interim quantitative goodwill impairment test, the Company compared the reporting unit's fair value to its carrying value in order to determine if an impairment charge was warranted. The fair value of the Company's Advanced Performance Materials reporting unit was determined by using a combination of discounted cash flow models (a form of the income approach) and the guideline public company method (a form of the market approach). These valuation models incorporated a number of assumptions and judgments surrounding general market and economic conditions and internal forecasts of future business performance that are based on short- and long-term revenue growth rates, EBITDA margins and prospective financial information surrounding the future cash flows of the reporting unit. Discount rate and market multiple assumptions were determined based on relevant peer companies in the chemicals sector. As a result of the analysis performed, the Company concluded that the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value resulting in a non-cash goodwill impairment charge of $56, which is recorded within “Goodwill impairment charge” on the Consolidated Statements of Operations for the year ended December 31, 2024.

No further goodwill impairments were recorded for the years ended December 31, 2024 and 2023, as the fair values of the Company's other reporting units that carry goodwill exceeded each respective reporting unit's carrying amount on October 1, 2024 and 2023.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$8	$(5)	$3	$13	$(10)	$3
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(22)	—	22	(22)	—
Patents	13	(13)	—	13	(13)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	11	(11)	—	10	(10)	—
Total other intangible assets	$59	$(56)	$3	$63	$(60)	$3
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was less than $1, $10, and $5 for the years ended December 31, 2024, 2023 and 2022, respectively. Less than $1 of pre-tax amortization expense is estimated annually for 2025, 2026, 2027, 2028, and 2029. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2024 and 2023.

		December 31, 2024		December 31, 2023
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$79	50.0%	$82	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	33	50.0%	33	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	40	10.0%	43	10.0%
		$152		$158

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$158	$175	$169
Equity in earnings of affiliates	43	45	55
Dividends	(37)	(49)	(33)
Currency translation and other	(12)	(13)	(16)
Balance at December 31,	$152	$158	$175

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2024, 2023 and 2022, net sales to the Company’s equity method investees amounted to $127, $144, and $193, respectively, and purchases from the Company’s equity method investees amounted to $295, $221, and $218, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2024 and 2023.

	December 31,
	2024	2023
Capitalized repair and maintenance costs	$315	$230
Pension assets (1)	97	57
Deferred income taxes	291	303
Miscellaneous (2)	94	87
Total other assets	$797	$677
(1)
Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing (see "Note 9 – Income Taxes").

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2024 and 2023.

	December 31,
	2024	2023
Trade payables	$1,120	$1,134
VAT and other payables	22	25
Total accounts payable	$1,142	$1,159

Supplier Financing

The Company maintains supply chain finance programs with several financial institutions. The programs allow its suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Pursuant to their agreement with a financial institution, certain suppliers may elect to be paid early at their discretion. The key terms of the supplier invoice, including the amounts due and scheduled payment dates, are not impacted by its suppliers' decisions to sell their receivables under the programs. For the Company's supplier financing program obligations classified as accounts payable, the Company agrees to pay the financial institution on those sold invoices on the original invoice due date. The Company also maintains a supplier finance program whose obligations are classified as short-term debt based on an extension of payment terms past the original invoice due date. There are no assets pledged or other forms of guarantees associated with these programs. The Company or the financial institution may terminate the program upon at least 30 days' notice.

The outstanding payment obligations at December 31, 2024 and 2023 were $180 and $197, respectively. At December 31, 2024 and 2023, $162 and $170 are in Accounts Payable in the Consolidated Balance Sheets, while $18 and $27 are included in Short-term and current maturities of long-term debt in the Consolidated Financial Statements.

The following table sets forth the changes in Company's outstanding payment obligations by balance sheet location for the years ended December 31, 2024 and 2023.

	Accounts Payable	Short-Term Debt	Total
Balance at January 1, 2023	$164	$18	$182
Invoices confirmed during the year	471	96	567
Confirmed invoices paid during the year	(465)	(87)	(552)
Balance at December 31, 2023	170	27	197
Invoices confirmed during the year	450	93	543
Confirmed invoices paid during the year	(458)	(102)	(560)
Balance at December 31, 2024	$162	$18	$180

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2024 and 2023.

	December 31,
	2024	2023
Accrued litigation (1)	$112	$713
Asset retirement obligations (2)	8	18
Income taxes	22	28
Customer rebates	70	78
Accrued interest	18	18
Operating lease liabilities (3)	53	55
Miscellaneous (4)	110	148
Total other accrued liabilities	$393	$1,058
(1)
At December 31, 2024 and 2023, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At December 31, 2024, accrued litigation also includes an accrual related to the Ohio MDL of $14. At December 31, 2023, accrued litigation also includes $592 for the United States Public Water System Settlement. Refer to "Note 22 – Commitments and Contingent Liabilities" for further details.
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2024 and 2023.

	December 31,
	2024	2023
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,056	$1,067
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2024 and €415 at December 31, 2023)	432	457
Senior unsecured notes:
4.000% due May 2026 (€0 at December 31, 2024 and €441 at December 31, 2023)	—	485
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
8.000% due January 2033	600	—
Finance lease liabilities	46	58
Financing obligation (1)	90	92
Supplier financing obligation (2)	18	27
Other	11	—
Total debt principal	4,151	4,084
Less: Unamortized issue discounts	(19)	(25)
Less: Unamortized debt issuance costs	(24)	(21)
Less: Short-term and current maturities of long-term debt	(54)	(51)
Long-term debt, net	$4,054	$3,987
(1)
At December 31, 2024 and 2023, financing obligation relates to the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.
(2)
At December 31, 2024 and 2023, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to “Note 18 – Accounts Payable” for further details.

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the "Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”).

The Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “Euro Term Loan”) (collectively, the “Term Loans”). The Company received proceeds of $367, net of original issue discount and bank fees of $32. The proceeds of the Term Loans were primarily used to prepay, in full, all outstanding amounts under the previous April 2018 Credit Agreement, which amounted to $764 for the previous dollar term loan and €333 for the previous euro term loan, fees and expenses related therewith, and to fund the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval (see "Note 22 – Commitments and Contingent Liabilities"). Following the first amendment to the Credit Agreement, which was entered into on November 29, 2024, the Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.00%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate, plus 2.00%, subject to a base rate floor of 1.00%. Following the second amendment to the Credit Agreement, which was entered into on December 13, 2024, the Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 3.25%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances.

At December 31, 2024, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.4% and 6.1%, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company made term loan repayments of $11, $9 and $13 on its Term Loans, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Borrowings made under the Revolving Credit Facility may be used for working capital and other general corporate purchases and other transactions not prohibited by the Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for SOFR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. At December 31, 2024, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum. The Revolving Credit Facility will mature on October 7, 2026, subject to acceleration in certain circumstances. There were no borrowings under the Revolving Credit Facility at December 31, 2024 and 2023. Issued and outstanding letters of credit under the Revolving Credit Facility amounted to $56 and $48 at December 31, 2024 and 2023, respectively.

Under the Credit Agreement, solely with respect to the Revolving Credit Facility, the Company is required to not exceed a maximum senior secured net leverage ratio of 2.00 to 1.00 in any period of four consecutive fiscal quarters through the date of maturity. In addition, the Term Loans contain customary affirmative and negative covenants that, among other things, limit or restrict the Company’s and its subsidiaries’ ability, subject to certain exceptions, to incur additional indebtedness or liens, pay dividends, and engage in certain transactions, including mergers, acquisitions, asset sales, or investments, outside of specified carve-outs. The Credit Agreement also contains customary representations and warranties and events of default.

The obligations under the Senior Secured Credit Facilities are guaranteed on a senior secured basis by all of the Company’s material, wholly-owned domestic subsidiaries, subject to certain agreed upon exceptions. The obligations under the Senior Secured Credit Facilities are also, subject to certain agreed upon exceptions, secured by a first priority lien on substantially all of the Company’s assets and substantially all of the assets of the Company’s material, wholly-owned domestic subsidiaries, including 100% of the stock of certain of the Company’s domestic subsidiaries and 65% of the stock of certain of the Company’s foreign subsidiaries.

Senior Unsecured Notes

Senior Unsecured Notes Due May 2026

On June 6, 2018, the Company issued an aggregate principal amount of €450 4.000% senior unsecured notes due May 2026, denominated in euros (the “2026 Euro Notes”). The 2026 Euro Notes required payment of principal at maturity and payments of interest semi-annually in cash and in arrears on May 15 and November 15 of each year. The net proceeds from the 2026 Euro Notes, together with cash on hand, were used to purchase or redeem, as the case may be, the previously outstanding euro notes due May 2023 and a $250 aggregate principal amount of the 6.625% senior unsecured notes due May 2023, denominated in U.S. dollars (the “2023 Dollar Notes”) pursuant to a tender offer and the redemption, as well as pay for any fees and expenses in connection therewith. The Company purchased or redeemed, as applicable, all of its outstanding 2026 Euro Notes of €441 during the year ended December 31, 2024.

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

Senior Unsecured Notes Due January 2033

On November 27, 2024, the Company issued a $600 aggregate principal amount of 8.000% senior unsecured notes due January 2033 (the "2033 Notes") in an offering that was exempt from the registration requirements of the Securities Act. The Company received proceeds of $591, net of underwriting fees and other related expenses of $9, which are deferred and amortized to interest expense using the effective interest method over the term of the 2033 Notes. The net proceeds from the 2033 Notes were used in part to purchase or redeem, as applicable, the €441 aggregate principal of the 2026 Euro Notes. The remaining proceeds from the 2033 Notes are available for general corporate purposes.

The 2033 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured unsubordinated basis by each of the Company’s existing and future direct and indirect domestic restricted subsidiaries that (i) incurs or guarantees indebtedness under the Senior Secured Credit Facilities, or (ii) guarantees certain other indebtedness of the Company or any guarantor in an aggregate principal amount in excess of $150. The guarantees of the 2033 Notes will rank equally with all other senior indebtedness of the guarantors. The 2033 Notes rank equally in right of payment to all of the Company’s existing and future unsecured unsubordinated debt and are senior in right of payment to all of its existing and future debt that is by its terms expressly subordinated in right of payment to the 2033 Notes. The 2033 Notes are subordinated to indebtedness under the Senior Secured Credit Facilities, as well as any future secured debt to the extent of the value of the assets securing such debt, and structurally subordinated to the liabilities of any non-guarantor subsidiaries.

Pursuant to the terms of the indenture governing the 2033 Notes, the Company is obligated to offer to purchase the 2033 Notes at a price of 101% of the principal amount, together with accrued and unpaid interest, if any, up to, but not including, the date of purchase, upon the occurrence of certain change of control events. Prior to January 15, 2028, the Company may redeem the 2033 Notes (i) in whole or in part, at an amount equal to 100% of the aggregate principal amount plus a specified “make-whole” premium and accrued and unpaid interest, if any, up to, but excluding the redemption date, and (ii) on one or more occasions, up to 40% of the aggregate principal amount of the notes, with the net cash proceeds of one or more equity offerings at a price equal to 108% of the principal amounts of such notes, plus accrued and unpaid interest, if any, up to, but excluding, the redemption date. On or after January 15, 2028, the Company may redeem the 2033 Notes at specified redemption prices. The Company may also redeem some or all of the 2033 Notes by means other than a redemption, including tender offer and open market repurchases.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. For the years ended December 31, 2024 and 2023, the Company received $1,436 and $1,448, respectively, of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $1,425 and $1,433 respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $112 and $87 at December 31, 2024 and 2023, respectively. During each of the years ended December 31, 2024, 2023 and 2022, the Company incurred $3 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the year ended December 31, 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the year ended December 31, 2024, the Company made principal payments of $10 to the financing company, and the remaining $11 is to be repaid within the next twelve months.

Maturities

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2025	$11	$16	$7	$18	$11	$63
2026	11	11	7	—	—	29
2027	505	9	7	—	—	521
2028	2,239	9	7	—	—	2,255
2029	620	4	7	—	—	631
Thereafter	600	3	122	—	—	725
Total payments	3,986	52	157	18	11	4,224
Less: Imputed interest	—	(6)	(67)	—	—	(73)
Total principal maturities on debt	$3,986	$46	$90	$18	$11	$4,151

The Company has required quarterly principal payments related to the Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2024.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,056	$1,065	$1,067	$1,068
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2024 and €415 at December 31, 2023)	432	439	457	451
Senior unsecured notes:
4.000% due May 2026 (€0 at December 31, 2024 and €441 at December 31, 2023)	—	—	485	480
5.375% due May 2027	495	477	495	485
5.750% due November 2028	783	728	783	745
4.625% due November 2029	620	538	620	547
8.000% due January 2033	600	587	—	—
Total senior debt principal	3,986	$3,834	3,907	$3,776
Less: Unamortized issue discounts	(19)		(25)
Less: Unamortized debt issuance costs	(24)		(21)
Total senior debt, net	$3,943		$3,861

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2024 and 2023.

	December 31,
	2024	2023
Employee-related costs (1)	$65	$75
Accrued litigation (2)	96	73
Asset retirement obligations (2)	93	67
Miscellaneous (3)	114	113
Total other liabilities	$368	$328
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portions of accrued litigation and asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Miscellaneous primarily includes accrued indemnification liabilities of $25 and $30 at December 31, 2024 and 2023, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at December 31, 2024 and 2023 (see "Note 9 – Income Taxes").

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 22. Commitments and Contingent Liabilities

Asset Retirement Obligations

Chemours has recorded asset retirement obligations, which are primarily related to closure, reclamation, and removal for mining operations relative to the extraction of titanium ore and other saleable minerals in the Titanium Technologies segment; and cap, cover, and post-closure maintenance of landfills in all segments.

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Balance at January 1,	$85	$83	$76
Increase in estimated cash outflows	24	1	2
Accretion expense	(6)	3	10
Settlements and payments	(2)	(2)	(5)
Balance at December 31,	$101	$85	$83

Current portion	$8	$18	$10
Non-current portion	93	67	73

Litigation Overview

The Company and certain of its subsidiaries, from time to time, are subject to various lawsuits, claims, assessments, government investigations, regulatory proceedings and other legal proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, regulatory, environmental, anti-trust, and other such matters that arise in the ordinary course of business in multiple jurisdictions. Any determination in such a proceeding that the Company’s operations or activities are not, or were not, in compliance with applicable laws or regulations could result in the imposition of fines, civil or criminal penalties, and equitable remedies, including disgorgement, temporary or permanent suspension of operations or debarment or injunctive relief. In addition, Chemours, by virtue of its status as a subsidiary of EID prior to its separation on July 1, 2015 ("the Separation"), is subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. The Company vigorously defends such lawsuits, claims, assessments, government investigations and other legal proceedings, whether raised against itself or under its indemnity obligation. Disputes between Chemours and EID may arise regarding indemnification matters, including disputes based on matters of law or contract interpretation. Should such disputes arise, they could materially adversely affect the Company.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

When making determinations about recording liabilities related to legal proceedings or unasserted claims that are probable of assertion, the Company complies with the requirements of ASC 450, Contingencies, and related guidance. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Where there is an estimated range of probable loss and an amount within the range of loss appears at the time to be a better estimate than any other amount within the range, the Company accrues a liability for that specific amount. When no amount within an estimated range of probable loss is a better estimate than any other amount, the Company accrues a liability for the minimum amount in the range. When a material loss contingency is reasonably possible, but not probable, the Company does not accrue a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether a loss or range of loss is reasonably estimable. The Company’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of substantial uncertainties related to these matters, accruals are based on the best information available each period, including, among others, mediation, settlement discussions or agreements. As a matter progresses, the Company may receive information, through plaintiff demands, through discovery, in the form of reports of purported experts, or in the context of settlement or mediation discussions that purport to quantify an amount of alleged damages, but with which the Company may not agree. Furthermore, settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary, that one or more parties may not consider reasonable under the circumstances or indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Such information may or may not lead the Company to determine that it is able to make a reasonable estimate as to a probable loss or range of loss in connection with a matter. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates accordingly. Due to the inherent uncertainties of the legal and regulatory process in the multiple jurisdictions in the United States and internationally, management’s judgments may be materially different than the actual outcomes. The Company's ability to assess outcomes and make reasonable estimates of potential losses is further influenced by the fact that a resolution of one or more matters may impact the resolution of other similar matters in terms of timing, amount of liability, or both. Legal costs such as outside counsel fees and expenses are charged to expense in the period services are rendered.

Unless otherwise stated, the Company is unable to reasonably estimate the possible loss or a range of loss for the matters described below, potentially based on one or more of the following reasons: actual or potential plaintiffs have not claimed an amount of monetary damages or the amounts are unsupportable or exaggerated, the matters are in early stages, there is uncertainty as to the outcome of pending appeals or motions, there are significant factual issues to be resolved, the proceedings involve multiple defendants or potential defendants whose share of any potential responsibility has not been determined. Because litigation is subject to significant uncertainties, and adverse rulings, judgments or other outcomes could occur in the future, it is reasonably possible that the Company could incur losses substantially in excess of accrued liabilities or with respect to matters for which no liability has been accrued because losses are not currently probable and reasonably estimable.

Management believes the Company’s accounting treatment and disclosure for the matters discussed below are appropriate based on the facts and circumstances for each matter, which are discussed in further detail below.

The following table sets forth the components of the Company’s accrued litigation at December 31, 2024 and 2023.

	December 31,
	2024	2023
Asbestos	$61	$39
PFAS (1):
PFOA (2)	40	26
Other PFAS matters (3)	81	712
All other matters	26	9
Total accrued litigation	$208	$786
(1)
The Company is a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of per- and polyfluoroalkyl substances (“PFAS”), including perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) and other compounds; and products that are manufactured or use such compounds, including Aqueous Film Forming Foam (“AFFF”).
(2)
PFOA includes matters under the "PFOA" section within this “Note 22 – Commitments and Contingent Liabilities”.
(3)
Other PFAS matters includes matters under the "PFAS" section within this “Note 22 – Commitments and Contingent Liabilities”.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2024 and 2023.

		December 31,
	Balance Sheet Location	2024	2023
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 19)	$112	$713
Long-term accrued litigation	Other liabilities (Note 21)	96	73
Total accrued litigation		$208	$786

Memorandum of Understanding (the “MOU”) with DuPont, Corteva and EID

In January 2021, Chemours, DuPont, Corteva, and EID, a subsidiary of Corteva, entered into a binding MOU, reflecting the parties’ agreement to share potential future legacy liabilities relating to per- and polyfluoroalkyl substances ("PFAS") arising out of pre-July 1, 2015 conduct (i.e., “Indemnifiable Losses”, as defined in the separation agreement, dated as of June 26, 2015, as amended, between EID and Chemours (the “Separation Agreement”)) until the earlier to occur of: (i) December 31, 2040; (ii) the day on which the aggregate amount of Qualified Spend is equal to $4,000; or, (iii) a termination in accordance with the terms of the MOU (e.g., non-performance of the escrow funding requirements pursuant to the MOU by any party). As defined in the MOU, Qualified Spend includes:

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $2,000 is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the years ended December 31, 2024 and 2023, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $109 and $148, respectively, excluding litigation-related settlements. During the years ended December 31, 2024 and 2023, the Company received $47 and $88, respectively, of recovery from DuPont and Corteva.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

As part of the MOU, the parties established an escrow account to support and manage the payments for potential future PFAS liabilities. The MOU provides that: (i) no later than each of September 30, 2021 and September 30, 2022, Chemours shall deposit $100 into an escrow account and DuPont and Corteva shall together deposit $100 in the aggregate into an escrow account, and (ii) no later than September 30 of each subsequent year through and including 2028, Chemours shall deposit $50 into an escrow account and DuPont and Corteva shall together deposit $50 in the aggregate into an escrow account. Subject to the terms and conditions set forth in the MOU, each party may be permitted to defer funding in any year. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700, Chemours will make 50% of the deposits and DuPont and Corteva together will make 50% of the deposits necessary to restore the balance of the escrow account to $700. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Any funds that remain in escrow at termination of the MOU will revert to the party that deposited them. As such, future payments made by the Company into the escrow account will remain an asset of Chemours, and such payments will be reflected as a transfer to restricted cash and restricted cash equivalents on its consolidated balance sheets. As per the terms of the MOU, the Company deposited $100 into the escrow account in September 2022 and in 2021, which was recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets at December 31, 2023. No withdrawals are permitted from the escrow account before January 2026, except for funding mutually agreed-upon third-party settlements in excess of $125. Starting in January 2026, withdrawals may be made from the escrow account to fund Qualified Spend if the parties’ aggregate Qualified Spend in that particular year is greater than $200. Starting in January 2031, the amounts in the escrow account can be used to fund any Qualified Spend. Future payments from the escrow account for potential future PFAS liabilities will be reflected on the Company’s consolidated statement of cash flows at that point in time. During 2023, $209 was drawn by Chemours from the escrow account to fund a portion of the U.S public water system class action suit settlement, which remained in escrow in a qualified settlement and is recognized as restricted cash and restricted cash equivalents on the Company's consolidated balance sheets at December 31, 2023. With the Effective date of such settlement being reached, Chemours no longer maintains its reversionary interest to the underlying restricted funds within the Water District Settlement Fund and, as such, the restricted cash and cash equivalents and the associated accrued liabilities were derecognized in the second quarter of 2024. Further discussion related to the U.S public water system class action suit settlement is included under the heading “United States Public Water System Class Action Suit Settlement and Related Opt-Outs” within this “Note 22 – Commitments and Contingent Liabilities”.

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at December 31, 2024 and December 31, 2023, the Company had $50 and $0 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL. In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company will receive approximately $23 of the settlement as it will be allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Accordingly, during the year ended December 31, 2024, the Company recognized a $23 gain within selling, general, and administrative expense in the Consolidated Statements of Operations.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both December 31, 2024 and 2023, there were approximately 800 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. We expect to finalize the settlement agreement in the first quarter of 2025. Per the terms of the agreement in principle, the Company will assume approximately 20 current SGPI asbestos cases as well as all future SGPI asbestos and product liability claims. The agreement in principle also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

At December 31, 2024 and 2023, Chemours had accruals of $61 and $39 related to these matters, respectively. Asbestos reserves recorded include estimated losses for current claims as well as an estimate of losses for future claims, except for the SGPI asbestos and product liability claims. Because of the limited history of SGPI asbestos and product liability claims, the Company has concluded that it is not able to reasonably estimate probable losses for future claims for these matters at this time.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2024 and 2023, there were 22 and 20 cases pending, respectively, against EID alleging benzene-related illnesses, respectively. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

In May 2021, the Company and EID filed suit in Delaware state court against multiple insurance companies for breach of their contractual obligations to indemnify Chemours and EID against liabilities, costs and losses relating to benzene litigation which are covered under liability insurance policies purchased by EID during the period 1967 to 1986. EID and Chemours are seeking payment of all costs and settlement amounts for past and future benzene cases falling under those policies. The outcome of this matter is not expected to have a material impact on Chemours’ results of operations or financial position. Over the course of the litigation, settlements have been negotiated with all of the insurers and Chemours and EIDP established a joint escrow account. In December 2024, Chemours and EIDP agreed to a 50/50 distribution of then-available escrow account funds with Chemours receiving $20, representing a release of previously recorded restricted cash.

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

At December 31, 2024 and 2023, Chemours maintained an accrual of $40 and $26, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through December 31, 2024, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours, and is included in the $40 and $26 accrued at December 31, 2024 and 2023, respectively.

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

In December 2022, the Judicial Panel on Multi-District Litigation (JPML) declined to close the Ohio MDL. As of December 31, 2024, 45 plaintiffs purporting to be Leach class members have filed personal injury cases. Trial was scheduled to start in September 2024 for two plaintiffs, with a second trial scheduled to start in March 2025 for two plaintiffs. Prior to the start of the first trial in September, EID and Chemours entered into an agreement in principle with counsel representing MDL plaintiffs providing for settlement for all filed and pending cases in the MDL as well as additional pre-suit claims, under which those cases and claims of settling plaintiffs would be resolved and the MDL closed for $58.5, with Chemours contributing $29.25 and DuPont and Corteva contributing together contributing $29.25.  The parties finalized and executed the term sheet as of November 13, 2024 on terms consistent with the above-referenced agreement in principle. In December 2024, the plaintiffs filed an unopposed motion to terminate the MDL. In February 2025, the court entered an order granting the motion and suggesting dissolution of the MDL to the JPML. In December 2024, the first payment under the term sheet became payable and Chemours paid its share of $14.75. Chemours expects its share of the final payment of $14.5 will become payable under the term sheet in 2025.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 5,900 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 600 water provider cases in the AFFF MDL, of which approximately 40 such matters that had been filed as of the Settlement Agreement have submitted opt-outs per below discussion.

For non-water provider cases in the AFFF MDL (approximately 5,300), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 expert discovery for Group A cases is being completed and Tier 2 discovery for Group 2 cases is to be completed in March 2025. An initial Tier 2 Group A trial date has been set for October 2025. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the U.S. District Court of South Carolina Multi-district litigation and approximately 90 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of December 31, 2024 and 2023, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. The ruling by the Alabama Supreme Court is pending.

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

In Georgia, a lawsuit was filed by the City of Rome against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours, alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. In June 2023, Chemours, DuPont and Corteva entered into a confidential settlement with the City of Rome and its claims against these parties related to this matter have been released and the matter dismissed. The Company recorded the related settlement amount in selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2023.

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The court has stayed rulings on the pending motions in this matter to allow the parties to mediate the remaining claims for alleged damages related to rate increases during the first half of 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s crossclaims.

In June 2024, the City of Columbia, South Carolina (“City of Columbia”) filed suit in South Carolina state court against multiple defendants, including Chemours, EID, and DuPont De Nemours, who are alleged to be responsible for the release of PFAS into the City of Columbia’s water supply as suppliers to the metal finishing, paper finishing, plastics coating, textile, and aerospace industries. The complaint alleges that a variety of industrial operations have discharged PFAS into the Broad River and the Saluda River, which are the source of the City of Columbia’s drinking water, and that PFAS have been detected at high levels in these rivers and in Lake Murray (a Saluda River impoundment). The City of Columbia seeks compensatory and punitive damages. In January 2025, the Joint Municipal Water and Sewer Commission (“Joint Municipal”), Saluda County Water and Sewer Authority (“Saluda County”), and the Town of Lexington, South Carolina (“Lexington”), all of which also rely upon Lake Murray as a source of drinking water, also filed suit in South Carolina state court against multiple defendants, including Chemours, EIDP, and DuPont De Nemours, regarding alleged discharges and seeking compensatory and punitive damages. The City of Columbia, Joint Municipal, Saluda County and Lexington each filed to opt out of the Public Water Class Action Settlement.

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

In August 2024, the City of Irondale, Alabama (“Irondale”) filed a lawsuit in Alabama state court against multiple defendants, including Chemours. Plaintiff alleges that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated plaintiff's water systems. Irondale disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement

In January 2025, Berkeley County, South Carolina (“Berkeley”) filed suit in South Carolina state court against several defendants, including Chemours. Berkeley alleges that defendants have manufactured, sold, used, and/or caused discharge of PFAS into the Lake Moultrie and Lake Marion, which Berkeley uses for its drinking water intake through a water supply contract with South Carolina Public Service Authority. Berkeley disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks compensatory and punitive damages.

In January 2025, the Town of Whitmire, South Carolina (“Whitmire”) filed suit in South Carolina state court filed suit in South state court against several defendants, including Chemours. Whitmire alleges that defendants have manufactured, sold, used, and/or caused discharge of PFAS into the Enoree River, which Whitmire uses for its drinking water intake. Whitmire disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks damages.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In January 2025, the Town of Cheraw, South Carolina (“Cheraw”) filed suit in South Carolina state court against several defendants, including Chemours. Cheraw alleges that defendants discharged PFAS-containing wastewater and land-applied sludge that have contaminated Cheraw’s drinking water systems. Cheraw disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks damages.

In January 2025, the City of Georgetown, South Carolina (“Georgetown”) filed suit in South state court against several defendants, including Chemours. Georgetown alleges that defendants have discharged PFAS that have contaminated Georgetown’s drinking water and cannot be removed by Georgetown’s legacy water treatment technology. Georgetown disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks damages.

In January 2025, Georgetown County Water and Sewer District (“GCWSD”) filed suit in South state court against several defendants, including Chemours. GCWSD alleges that defendants have manufactured, sold, used, and/or caused discharge of PFAS into the Waccamaw River, which GCWSD uses for its drinking water intake. GCWSD further alleges that its current legacy water treatment technology is unable to remove PFAS from source water. GCWSD disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks damages.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation and expected to be paid in 2025.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation and expected to be paid in the 2025.

In December 2024, the State of Texas filed a Deceptive Trade Practices action in federal court against 3M Company, E. I. du Pont de Nemours and Company (EID), DuPont de Nemours, Inc. (DuPont) and Corteva alleging that the companies engaged in deceptive trade practices by failing to disclose certain health risks and environmental harm related to PFAS. The lawsuit alleges that the EID defendants’ corporate restructurings were designed to avoid liability for these actions. The suit seeks injunctive relief and civil penalties. In January 2025 the case was removed to federal court.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. As of September 2024, these settlements have all been paid consistent with prior reserves in the matters. Upon completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters. In December 2024, the court scheduled the class action trial for July 2025.

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

In January 2025, several state court lawsuits were filed against multiple defendants, including DuPont defendants and Chemours, alleging personal injury, trespass and property damage claims primarily related to exposure to PFAS via groundwater. In New Jersey state court, a lawsuit was filed on behalf of fifteen plaintiffs who reside in the state; in New York state court the lawsuit is on behalf of thirty plaintiffs who reside in the state; in Illinois state court the lawsuit is on behalf of twenty four plaintiffs who reside in the state; and in Delaware state court three lawsuits were filed on behalf of approximately 250 plaintiffs who reside in the state. The complaints also allege fraudulent conveyance as to DuPont defendants and Chemours and demand compensatory and punitive damages.

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

In Delaware state court, a putative class action was filed in May 2019 against two electroplating companies, 3M and EID, and two other defendants added in an amended complaint, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. In November 2023, a motion to amend the complaint was filed seeking to add Chemours as a defendant. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages. The matter has been removed to federal court. In January 2025, the federal magistrate recommended that summary judgment be entered in favor of EID and two other defendants based on lack of any record connecting the PFAS contamination alleged with products sold by these defendants. After an objection period, the court may accept the magistrate’s recommendation and enter summary judgment.

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

In Delaware, in October 2023, a lawsuit was filed in state court on behalf of the spouse of a former EID employee, naming Chemours, EID, Corteva, DuPont and others alleging personal injury as a result of take-home exposure to PFAS and other compounds. The complaint seeks compensatory and punitive damages. In January 2025, this matter was voluntarily dismissed without prejudice.

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

In April 2024, three defendants in a 2022 Massachusetts federal court putative class action alleging PFAS contamination and related in part to the Massachusetts Natural Fertilizer Company Site, The Newark Group, Seaman Paper Company and Otter Farm, Inc., filed cross claims against the Company, DuPont, Corteva, EID and other defendants, including John Doe defendants, for the sole purpose of pleading and protecting any claims for indemnity or contribution they may have against the cross claim defendants, if they are found liable in the underlying putative class action. In October 2024, the Court disallowed the cross claims which ends the matter as to the Company. In December 2024, The Newark Group moved for the court to reconsider its denial of the cross claims against the Company and others and argues that the Court misapplied the law on timeliness and proper joinder.

In May 2024, a lawsuit was filed in Missouri federal court against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. Plaintiffs allege that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated the soil, groundwater, aquifer, and drinking water for plaintiffs’ properties in and near Canton, Missouri. The complaint seeks certification on behalf of plaintiffs and others similarly situated whose properties were allegedly damages by contaminants produced by defendants. Plaintiffs seek a medical monitoring class as well. Plaintiffs seek compensatory and punitive damages. This case has been transferred to the AFFF MDL.

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

In August 2024, a putative national class action was filed in federal court in Minnesota against 3M, EIDP and Chemours related to PFAS in carpet. Violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims. EIDP and Chemours filed a motion to dismiss.

In November 2024, Aladdin Manufacturing Corporation, Mohawk Industries, Inc. and Mohawk Carpet, LLC (hereinafter “Mohawk”), which are carpet manufacturers with operations in Georgia, sued carpet treatment chemical suppliers 3M, EIDP (“DuPont”), Daikin and the Company in Georgia state court alleging fraud, misrepresentation, contractual and common law indemnity, negligence, nuisance, punitive damages and other claims related to future and past PFAS liabilities and attorney’s fees incurred by Mohawk. Mohawk alleges concealment and misrepresentation by the suppliers related to PFAS and the carpet treatment chemicals supplied. Mohawk further claims that it has been named as a defendant in at least 8 lawsuits brought by water suppliers downstream of its carpet manufacturing operations and has already paid over $100 in settlements of some of those matters. Mohawk seeks a declaratory judgment holding the suppliers responsible for its PFAS liabilities, including damages to Mohawk’s property interests, past, present, and future compensatory damages, including settlements already paid, attorneys’ fees and punitive damages.

In December 2024, the City of Dalton, Georgia, acting through its Board of Water, Light and Sinking Fund Commissioners, d/b/a Dalton Utilities (hereinafter “Dalton”) sued 3M, EIDP (“DuPont”), Daikin, INV Performance Surfaces, Aladdin Manufacturing, Shaw Industries, unnamed DOES and the Company in federal court in Georgia. Dalton has received and treated waste from carpet and flooring manufacturers since the 1970s and alleges that Defendants have caused long-running contamination of Dalton’s wastewater treatment operations through the sale, use and disposal of PFAS. Dalton’s operations include Riverbend Land Application System (“LAS”) where treated wastewater is land-applied, as well as three wastewater treatment plants (collectively, the “POTW”). Dalton alleges that the Defendants sold and used PFAS containing carpet treatment chemicals while knowing the PFAS would not be removed by the POTW. Dalton further alleges that Defendants did not provide disclosures or warnings to Dalton or the public. CERCLA is asserted as the basis for cost recovery and for a declaration of Defendants’ joint and several liability for past and future response costs by the POTW and abatement of PFAS. Dalton also alleges negligence, nuisance, trespass, strict liability and violations of various state statutes and seeks compensatory and punitive damages and attorneys’ fees and costs.

In December 2024, Murray County, Georgia sued 3M, Daikin, Invista, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EIDP, Corteva and the Company in Georgia state court alleging PFAS contamination from disposal of carpet manufacturing wastes into its landfills. Murray County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks damages arising from PFAS contamination of its property. Murray County also seeks punitive damages, attorneys’ fees and costs.

In January 2025, Catoosa County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, and EIDP in Georgia state court alleging PFAS related to carpet manufacturing was manufactured, used, and discharged by Defendants and exists at dangerous levels in its landfill, and in its surface water, leachate, groundwater, and methane gas. Catoosa County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks past and future compensatory and statutory damages for remediation, abatement, interference with use and enjoyment of property, and diminished property values. Catoosa County also seeks punitive damages, attorneys’ fees, and costs.

In January 2025, James and Pamela Stephens filed a lawsuit in Georgia state court against the City of Calhoun, 3M, INV Performance Surfaces, Daikin, Arrowstar, Aladdin, Mohawk, Shaw, Milliken, Mannington Mills, Dixie Group, Marquis Industries, EIDP and the Company. Plaintiffs assert that PFAS containing waste from defendant carpet manufacturers and suppliers was sent to Calhoun’s treatment facility and Calhoun disposed of its post treatment sludge on nearby and adjacent property which resulted in PFAS contamination to their historic home, property, creek and drinking water. Plaintiffs’ assertions include negligence, nuisance, and trespass, and they seek compensatory and punitive damages as well as abatement, removal of PFAS from their property, attorneys’ fees and costs.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In January 2025, Gordon County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, Corteva, EIDP and the Company in Georgia state court alleging PFAS related to carpet manufacturing was manufactured, used, and discharged by Defendants and exists at dangerous levels in its landfill, and in its storm water runoff, leachate, groundwater, and methane gas. Gordon County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks past and future compensatory and statutory damages for remediation, abatement, interference with use and enjoyment of property, and diminished property values. Gordon County also seeks punitive damages, attorneys’ fees, and costs.

In January 2025, 1001 Newark Ave. Associates, LLC filed a lawsuit in New Jersey federal court against General Spray Drying Services, Inc., Fabvan Sales Company (d/b/a Geral Spray Drying), EIDP, DuPont de Nemours, Corteva, Chemours and other defendants related to alleged contamination at a property in Elizabeth, NJ. The complaint alleges that General Spray’s processing operations resulted in discharges of other defendants’ PFAS and that these compounds have contaminated underlying soil and groundwater. The Complaint is brought under the federal CERCLA Act and the New Jersey Spill Compensation and Control Act and seeks, inter alia, recovery of costs for the investigation and remediation of PFAS at the property and declaratory judgments relating thereto.

In the Netherlands, Chemours, along with DuPont and Corteva, received a civil summons filed before the Court of Rotterdam by four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) seeking liability declarations relating to the Dordrecht site’s operations and emissions. Chemours reviewed the summons and filed a statement of defense during the fourth quarter of 2021, and in September 2022 the court entered an interlocutory judgment denying in part certain aspects of such statement of defense. A hearing on the merits of the municipalities’ claims took place in March 2023. On September 27, 2023, the court entered a second interlocutory judgment, ruling, inter alia, that defendants were liable to the municipalities for (i) PFOA emissions during a certain time period and (ii) removal costs if deposited emissions on the municipalities land infringes their property rights by an objective standard. Any damages will be decided in a separate, subsequent proceeding. Chemours is in discussions with the municipalities to identify actions that may resolve their and other community concerns, including providing technical and financial support for activities. An initial estimate of this liability was included in Accrued Litigation at December 31, 2023 and was reclassified to Accrued Environmental Remediation as of December 31, 2024 based on the remediation plan to be implemented as part of the letter of intent ("LOI") described below.

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claim. As such, as of December 31, 2024, the Company has not accrued for any amounts related to the fund mentioned above. Although the Company believes a loss is probable and could be material, it is not estimable at this time due to various reasons including, among others, that such discussions are in their early stages and have significant issues to be resolved.

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

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the year ended December 31, 2024, the Company recorded an immaterial amount related to one or more of these matters.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJDEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. In April 2024 NJDEP submitted to the court a letter declaring that the parties had reached an impasse in the mediation. A case management schedule was entered by the court in May 2024, with the Chambers Works and Pompton Lakes matter being active and the other two matters being administratively terminated without prejudice. In August 2024, Third Amended Complaints were filed in the Chambers Works and Pompton Lakes Works matters. Discovery is ongoing in the Chambers Works matter with pretrial papers due in early May 2025, with trial to begin in May 2025. Discovery is also ongoing in the Pompton Lakes matter with document and ESI discovery set to close in May 2025. Other deadlines in the Pompton Lakes matter are to be addressed in a future scheduling order. In June 2024, Carneys Point Township filed a motion to intervene in such matter seeking to bring counterclaims against both the State of New Jersey and defendants, including Chemours, related to natural resource damages, remediation funding sources, ISRA penalties, off-site remediation and lost property taxes. In November 2024, Carneys Point Township’s motion to intervene was denied and it is proceeding separately in its 2016 state court matter.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

U.S. Smelter and Lead Refinery, Inc.

There are five lawsuits currently pending in Indiana federal court, including a putative class action, by area residents concerning the U.S. Smelter and Lead Refinery multi-party Superfund site in East Chicago, Indiana. Several of the lawsuits allege that Chemours is now responsible for EID environmental liabilities. The lawsuits include allegations for personal injury damages, property diminution, and other damages. At Separation, EID assigned Chemours its former plant site, which is located south of the residential portion of the Superfund area, and its responsibility for the environmental remediation at the Superfund site. Management believes a loss, which could be material, is reasonably possible, but not estimable at this time due to various reasons including, among others, that such matters are in their early stages and have significant factual issues to be resolved.

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

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred $1 of costs for these indemnification agreement requests during the year ended December 31, 2024. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of December 31, 2024 and 2023 as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at December 31, 2024 and 2023 for the six sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	December 31,
	2024	2023
Chambers Works, Deepwater, New Jersey	$31	$30
Dordrecht Works, Netherlands (1)	28	4
Fayetteville Works, Fayetteville, North Carolina (2)	351	383
Pompton Lakes, New Jersey	41	41
USS Lead, East Chicago, Indiana (3)	—	12
Washington Works, West Virginia	25	22
All other sites	95	98
Total environmental remediation	$571	$590
(1)
As of December 31, 2024, environmental remediation at Dordrecht Works primarily relates to the remediation plan to be implemented as part of the letter of intent described further within this “Note 22 – Commitments and Contingent Liabilities”. An initial estimate of this liability was included in Accrued Litigation at December 31, 2023 and reclassified to Accrued Environmental Remediation at December 31, 2024
(2)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 22 – Commitments and Contingent Liabilities”.
(3)
USS Lead, East Chicago, Indiana: Although USS Lead, East Chicago, Indiana has a $0 balance as of December 31, 2024, the Company continues to include this remediation site in the table above due to the accrued environmental remediation liabilities associated with it as of December 31, 2023 for comparable purposes.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at December 31, 2024 and 2023.

	December 31,
	2024	2023
Current environmental remediation	$115	$129
Long-term environmental remediation	456	461
Total environmental remediation	$571	$590

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $720 above the amount accrued at December 31, 2024. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA planned to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. The timing of the draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is uncertain.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO-DA at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO-DA and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. This appeal is now being held in abeyance until April 2025 to allow EPA to review the underlying rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed a Letter of Intent ("LOI") that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. This accrual had a change in estimate which increased the accrual by $15 based on the comments on the Plan of Action and other factors and is included in the environmental remediation balance as of December 31, 2024.

Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency (‘DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In January 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million per violation for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a two-month grace period. The Company has taken and continues to take actions to reduce discharges. The Company is evaluating DCMR's recent response and all available legal actions and recourse available to the Company. The Company has not recorded a liability for this matter at December 31, 2024 as the conditional fine is not effective at this time and will only be imposed after the two-month grace period, if at that time, the Company fails to comply with the discharge limits for the compound. As of December 31, 2024, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of December 31, 2024 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours incurred environmental remediation expenses of $70, $66 and $269 for the years ended December 31, 2024, 2023 and 2022, respectively, of which $20, $25 and $229, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2024 and 2023.

	December 31,
	2024	2023
On-site remediation	$188	$208
Off-site groundwater remediation	163	175
Total Fayetteville environmental remediation	$351	$383

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2024 and 2023.

	December 31,
	2024	2023
Current environmental remediation	$68	$76
Long-term environmental remediation	283	307
Total Fayetteville environmental remediation	$351	$383

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested for GenX above the state provisional health goal of 140 ppt, or any applicable health advisory, whichever is lower, may be eligible for public water or a whole building filtration system. NCDEQ provided notice that the June 2022 release of the final health advisory for GenX compounds by EPA constituted an applicable health advisory for determining eligibility for public water or whole house filtration system. Additionally, under the CO, qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the qualifying property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires. In September 2021, the Company entered into an agreement with Bladen County, North Carolina to fund public water system upgrades and connections associated with providing permanent replacement drinking water supplies under the CO.

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

At December 31, 2024 and 2023, the Company had $141 and $147 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of December 31, 2024 and 2023, the Company had $21 and $28, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management’s estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $188 and $208 at December 31, 2024 and 2023, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company is in discussions with EPA regarding PFAS-related allegations at its sites, including the February 2019 NOV, and as of December 31, 2024, management believes a loss is reasonably possible, but not estimable at this time.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,600 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In January 2025, the court informed the parties that trial will be scheduled for September 29, 2025.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Other Environmental Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. The agency asserts that under Regulation (EU) 2024/573, which repealed and replaced Regulation 517/2014 in February 2024, such compounds are subject to the F-gas quota system. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission on the above. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention and believes it is not possible at this time to reasonably assess the outcome of this matter or to estimate the loss or range of loss, if any, as the matter continues to have significant issues to be evaluated.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at December 31, 2024 and 2023, respectively, with respect to this indemnification.

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. At this early stage of the litigation, Management believes that a loss is reasonably possible but not estimable.

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

The following table sets forth the Company’s share repurchase activity under the 2018 Share Repurchase Program for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Total number of shares purchased	—	—	7,824,039
Total paid for shares purchased	$—	$—	$251
Average price paid per share	$—	$—	$32.06

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Total number of shares purchased	—	2,108,408	8,234,314
Total paid for shares purchased	$—	$69	$241
Average price paid per share	$—	$32.48	$29.24

Through December 31, 2024, the Company purchased a cumulative 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2024 was $441, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

Note 24. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $15, $18, and $27 for the years ended December 31, 2024, 2023 and 2022, respectively. The total stock-based compensation expense for the year ended December 31, 2024 includes $3 for modifications of the vested stock options granted to the former President and Chief Executive Officer and former Chief Financial Officer, partially offset by a $1 reduction in stock-based compensation expense related to negative discretion applied to certain vested performance share units held by former members of senior management.

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

Following the amendment and restatement of the Equity Plan, a total of 22,050,000 shares of the Company’s common stock may be subject to awards granted under the Equity Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. The underlying share awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the Equity Plan. At December 31, 2024, approximately 9,500,000 shares of the Equity Plan reserve are available for grants.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, PSUs and PSOs, and may authorize new grants annually.

Stock Options

During the years ended December 31, 2024, 2023 and 2022, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.45%	4.18%	1.61%
Expected term (years)	6.00	6.00	6.00
Volatility	49.02%	55.63%	56.71%
Dividend yield	3.64%	2.87%	3.85%
Fair value per stock option	$10.28	$15.36	$9.89

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

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2024, 2023 and 2022.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2021	6,967	$20.32	6.60	$101,261
Granted	1,031	25.98
Exercised	(3,041)	16.76
Forfeited	(202)	21.29
Expired	(87)	32.78
Outstanding, December 31, 2022	4,668	$23.61	7.08	$42,668
Granted	560	34.82
Exercised	(1,153)	16.84
Forfeited	(296)	29.04
Expired	(169)	39.02
Outstanding, December 31, 2023	3,610	$26.35	6.51	$27,760
Granted	705	27.50
Exercised	(453)	18.23
Forfeited	(290)	30.01
Expired	(267)	40.04
Outstanding, December 31, 2024	3,305	$26.28	6.22	$3,294
Exercisable, December 31, 2024	2,319	$25.27	5.12	$3,307

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2024, 2023 and 2022 amounted to $1, $17, and $45, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company recorded $8, $8, and $8 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2024, there was $5 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 2.02 years.

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

The following table sets forth non-vested RSUs at December 31, 2024, 2023 and 2022.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2021	1,159	$22.20
Granted	388	28.08
Vested	(473)	20.97
Forfeited	(77)	21.75
Non-vested, December 31, 2022	997	$25.10
Granted	497	33.22
Vested	(391)	20.71
Forfeited	(236)	18.84
Non-vested, December 31, 2023	867	$30.86
Granted	430	25.02
Vested	(343)	28.65
Forfeited	(152)	32.50
Non-vested, December 31, 2024	802	$28.36

For the years ended December 31, 2024, 2023 and 2022, the Company recorded $9, $9, and $11 in stock-based compensation expense specific to its RSUs, respectively. At December 31, 2024, there was $12 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.12 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2024, 2023 and 2022.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2021	755	$26.72
Granted	316	28.77
Vested	(213)	43.83
Forfeited	—	—
Non-vested, December 31, 2022	858	$22.48
Granted	103	40.64
Vested	(410)	17.14
Forfeited	(158)	30.63
Non-vested, December 31, 2023	393	$31.41
Granted	73	32.77
Vested	(103)	26.68
Forfeited	(272)	32.84
Non-vested, December 31, 2024	91	$33.57

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2024 was $32.77. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the year ended December 31, 2024, the Company recorded a reduction of stock-based compensation expense of $3 specific to its PSUs. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of less than $1 and $8 specific to its PSUs, respectively. At December 31, 2024, based on the Company’s assessment of its performance goals, approximately 188,000 additional shares may be awarded under the Equity Plan.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Performance Stock Options

During the years ended December 31, 2024 and 2023, Chemours granted PSOs to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company's performance stock option awards granted during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.43%	4.13%
Expected term (years)	6.09	7.00
Volatility	48.91%	56.32%
Dividend yield	3.64%	2.87%
Fair value per performance stock option (1)	$10.05	$14.97
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

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2022	—	$—	—	$—
Granted	239	38.32
Vested	—	—
Forfeited	(64)	38.32
Expired	—	—
Outstanding, December 31, 2023	175	$38.32	9.17	$—
Granted	204	30.25
Vested	—	—
Forfeited	(97)	37.27
Expired	—	—
Outstanding, December 31, 2024	282	$32.85	8.97	$—
Exercisable, December 31, 2024	57	$38.32	8.17	$—

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

For each the years ended December 31, 2024 and 2023, the Company recorded $1 in stock-based compensation expense specific to its PSOs. At December 31, 2024, there was $1 of unrecognized stock-based compensation expense related to PSOs, which is expected to be recognized over a weighted-average period of 2.20 years.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in Chemours’ Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 354,000 shares. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $9 at December 31, 2024.

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2022	$(21)	$5	$(236)	$(112)	$(364)
Other comprehensive income (loss)	40	1	(32)	12	21
Balance at December 31, 2022	19	6	(268)	(100)	(343)
Other comprehensive income (loss)	(19)	(14)	94	8	69
Balance at December 31, 2023	—	(8)	(174)	(92)	(274)
Other comprehensive income (loss)	39	12	(180)	36	(93)
Balance at December 31, 2024	$39	$4	$(354)	$(56)	$(367)

Note 26. Financial Instruments

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 and an average maturity of one month. At December 31, 2023, the Company had 12 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $252, and an average maturity of one month. Chemours recognized a net gain of $5, a net loss of $7, and a net gain of $2 for the years ended December 31, 2024, 2023 and 2022, respectively, in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2024, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178, and an average maturity of four months. At December 31, 2023, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $203, and an average maturity of four months. Chemours recognized a pre-tax gain of $7, a pre-tax loss of $2, and a pre-tax gain of $17 for the years ended December 31, 2024, 2023, and 2022, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2024, 2023, and 2022, $1, $5, and $19 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $8 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flow Hedge – Interest Rate Swaps

In October 2023, the Company entered into interest rate swaps, the objective of which is to mitigate the volatility in the Company’s cash payments for interest related to the portion of its senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.50% or adjusted SOFR floor of 0.50%, or an adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. At December 31, 2024 and 2023, the Company had two interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026.

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

Chemours recognized a pre-tax gain of $9, a pre-tax loss of $6, and a pre-tax gain of $8 for the years ended December 31, 2024, 2023, and 2022 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2024, 2023 and 2022, $1, $4, and $5 of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $2 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $47, a pre-tax loss of $27, and a pre-tax gain of $53 for the years ended December 31, 2024, 2023, and 2022, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2024, 2023 and 2022.

Net Investment Hedge – Cross-Currency Swaps

Concurrently with the offering of the senior unsecured notes due January 2033 (as described further in "Note 20 – Debt), the Company entered into a cross-currency swap to effectively convert $600 of the senior unsecured notes due January 2033 into a euro-denominated borrowing of (€567 at prevailing euro interest rates, maturing on January 15, 2030. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized pre-tax gain of $5 for the year ended December 31, 2024 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the year ended December 31, 2024.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2024 and 2023.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2024	December 31, 2023
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	7	1
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 11)	5	—
Total asset derivatives		$13	$2

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	—	3
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 19)	3	7
Total liability derivatives		$4	$11

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2024, 2023 and 2022.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	Income, Net	Loss
2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$5	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	7
Interest rate swaps designated as a cash flow hedge	—	1	—	9
Euro-denominated debt designated as a net investment hedge	—	—	—	47
Cross-currency swap designated as a net investment hedge	—	—	—	5

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(7)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(2)
Interest rate swaps designated as a cash flow hedge	—	4	—	(6)
Euro-denominated debt designated as a net investment hedge	—	—	—	(27)

2022
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$2	$—
Foreign currency forward contracts designated as a cash flow hedge	19	—	—	17
Interest rate swaps designated as a cash flow hedge	—	5	—	8
Euro-denominated debt designated as a net investment hedge	—	—	—	53

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

The following table sets forth the Company’s net periodic pension income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Service cost	$(9)	$(9)	$(14)
Interest cost	(14)	(15)	(7)
Expected return on plan assets	22	20	18
Amortization of actuarial loss	(8)	(9)	(8)
Amortization of prior service gain	2	3	2
Curtailment/settlement gain	1	1	—
Total net periodic pension cost	$(6)	$(9)	$(9)

Net gain (loss)	$35	$(4)	$(2)
Prior service benefit	1	—	2
Amortization of actuarial loss	8	9	8
Amortization of prior service gain	(2)	(3)	(2)
Recognition of curtailment/settlement gain	(1)	(1)	—
Curtailment gain	2	11	—
Effect of foreign exchange rates	4	(3)	7
Benefit recognized in other comprehensive income	47	9	13
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$41	$—	$4

During the third quarter of 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan, which resulted in employment termination of substantially all of the employees based in Kuan Yin, beginning in the fourth quarter of 2023 and expected to be completed by the second quarter of 2024. The employee terminations related to the shutdown meets the definition of a plan curtailment event by eliminating the additional accrual of defined benefits for impacted employees. As a result of the curtailment, the Company remeasured its Taiwan projected pension obligation and recorded a $1 mark-to-market loss on remeasurement of the pension liability as a result of a decrease in discount rates since December 31, 2022, and recorded a reduction in the projected benefit obligation of $11 which was recognized in accumulated other comprehensive income. The $11 curtailment gain, together with the existing $9 of plan net losses in accumulated other comprehensive income, will be amortized to the consolidated statements of operations as the impacted employees are terminated from the plan. For each of the years ended December 31, 2024 and 2023, the Company amortized $1 of net curtailment gain to net periodic pension cost.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Net loss	$73	$123	$132
Prior service credit	(5)	(7)	(9)
Total amount recognized in accumulated other comprehensive loss	$68	$116	$123

The following table sets forth summarized information on the Company’s pension plans at December 31, 2024 and 2023.

	December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$437	$407
Service cost	9	9
Interest cost	14	15
Plan participants’ contributions	2	2
Actuarial loss (gain)	(9)	26
Benefits paid	(7)	(9)
Plan amendments	—	—
Curtailment	(2)	(11)
Settlements and transfers	(28)	(17)
Currency translation	(28)	15
Benefit obligation at end of year	388	437
Change in plan assets:
Fair value of plan assets at beginning of year	464	422
Actual return on plan assets	47	41
Employer contributions	12	10
Plan participants’ contributions	2	2
Benefits paid	(7)	(9)
Settlements and transfers	(28)	(17)
Currency translation	(28)	15
Fair value of plan assets at end of year	462	464
Total funded status at end of year	$74	$27

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2024 and 2023.

	December 31,
	2024	2023
Non-current assets	$97	$57
Current liabilities	(1)	(1)
Non-current liabilities	(22)	(29)
Total net amount recognized	$74	$27

The accumulated benefit obligation for all pension plans was $356 and $396 as of December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, the liability component of the Company’s global pension plans generated a net actuarial gain of $9, primarily driven by $11 of gains as a result of lower inflation assumptions and increases in discount rates in most countries. Those gains were partially offset by $2 of losses primarily due to the impact of a lower discount rate applied to the Company's Swiss plan.

The Company’s pension plan assets, in aggregate, generated a gain in accumulated other comprehensive income of $26 as actual returns from equity and bond performance were greater than those projected at the beginning of the year and used to record pension expense.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2024 and 2023.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2024	2023
Projected benefit obligation	$75	$110
Accumulated benefit obligation	69	102
Fair value of plan assets	52	80

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2024	2023
Projected benefit obligation	$75	$86
Accumulated benefit obligation	69	79
Fair value of plan assets	52	57

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2024 and 2023.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2024	2023
Discount rate	3.3%	3.3%
Rate of compensation increase (1)	3.2%	3.4%
Interest crediting rate (2)	1.8%	2.3%
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

	December 31,
Weighted-average assumptions used to determine net benefit cost	2024	2023
Discount rate	3.3%	3.6%
Rate of compensation increase (1)	3.4%	3.5%
Expected return on plan assets	4.9%	4.6%
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

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2024 and 2023.

	December 31,
	2024	2023
Cash and cash equivalents	2%	6%
U.S. and non-U.S. equity securities	38%	36%
Fixed income securities	60%	58%
Total weighted-average allocation	100%	100%

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

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2024 and 2023.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$69	$5	$64
Debt - corporate issued	116	4	112
U.S. and non-U.S. equities	175	18	157
Derivatives - asset position	60	—	60
Cash and cash equivalents	9	9	—
Other	2	—	2
Total pension assets at fair value	431	$36	$395
Pooled mortgage funds (1)	31
Total pension assets	$462
(1)
Pooled mortgage funds consist of funds that invest in residential mortgages. These funds generally allow for monthly redemption with 30 days' notice. Timing for redemption could be delayed based on the priority of the Company's request and the availability of funds. Interests in these funds are valued using the net asset value ("NAV") per share practical expedient and are not classified in the fair value hierarchy. Pooled real estate funds consist of funds that invest in real estate. These funds generally allow for redemption upon twelve months' notice. Interests in these funds are valued using the net asset value ("NAV") per share practical expedient and are not classified in the fair value hierarchy.

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

For pension plan assets classified as Level 2 instruments within the fair value hierarchy, where the security is frequently traded in less active markets, fair value is based on the closing price at the end of the period; where the security is less frequently traded, fair value is based on the price a dealer would pay for the security or similar securities, adjusted for any terms specific to that asset or liability. Market inputs are obtained from well-established, recognized vendors of market data and subjected to tolerance and/or quality checks. For derivative assets and liabilities, standard industry models are used to calculate the fair value of the various financial instruments based on significant observable market inputs, such as foreign exchange rates, commodity prices, swap rates, interest rates, and implied volatilities obtained from various market sources. With the exception of pooled mortgage funds and pooled real estate funds, pooled funds are valued at the per-unit NAV as determined by the fund manager based on the value of the underlying traded securities.

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2024, 2023 and 2022, Chemours contributed $12, $10, and $10, respectively, to its defined benefit plans.

Chemours expects to contribute $6 to its pension plans in 2025. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2025	$11
2026	11
2027	12
2028	13
2029	17
2030 to 2034	95

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2024, 2023 and 2022, Chemours contributed $29, $30, and $31, respectively, to its defined contribution plan.

Note 28. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	December 31,
	2024	2023	2022
Cash and cash equivalents	$713	$1,203	$1,102
Restricted cash and restricted cash equivalents (1)	50	604	202
Cash, cash equivalents, restricted cash and restricted cash equivalents	$763	$1,807	$1,304
(1)
At December 31, 2024, the restricted cash and restricted cash equivalent balance includes $50 of cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. At December 31, 2023, the restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement, which was classified as a current asset. At December 31, 2022, the restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which was classified as a noncurrent asset. See “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 29. Geographic and Segment Information

As described further in "Note 2 – Basis of Presentation", certain prior period amounts reflected in the tables below have been revised to correct for immaterial errors pertaining to income statement presentation of byproduct revenue sales.

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,589	$2,435	$2,745	$2,345	$2,984	$2,320
Asia Pacific	1,386	52	1,462	56	1,787	127
Europe, the Middle East, and Africa	1,138	285	1,197	298	1,315	249
Latin America (2)	669	411	674	517	745	475
Total	$5,782	$3,183	$6,078	$3,216	$6,831	$3,171
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

Segment Information

Chemours operates through its three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Other non-reportable segment includes the Company’s Performance Chemicals and Intermediates business.

The Company's Chief Operating Decision Maker ("CODM"), which is the Company's President and Chief Executive Officer, is regularly provided adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") which is the primary measure of segment profitability, by segment and on a consolidated basis. The CODM uses Segment Adjusted EBITDA as the primary basis to measure segment performance relative to expectations set during the Company's annual budget process, which is where decisions regarding allocation of the Company's capital expenditures, employees and financial resources predominately occurs. This regular review of segment and consolidated Adjusted EBITDA, which takes place in monthly Business Operating Reviews (BORs), includes budget-to-actual and various period-over-period variances, which allows the CODM to modify resource allocation accordingly. Adjusted EBITDA is defined as income (loss) before income taxes, excluding the following:

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth financial information for the Company’s reportable segments as of, and for the years ended December 31, 2024, 2023 and 2022.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2024
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$1,830	$2,572	$1,326
Segment cost of goods sold	1,180	2,248	1,102
Segment selling, general, and administrative expense	104	118	147
Segment research and development expense	29	28	50
Add back: Depreciation and amortization (2)	53	133	89
Equity in earnings of affiliates	(8)	—	(35)
Other segment items (3)	2	(1)	(10)
Segment Adjusted EBITDA	$576	$312	$161

Segment information from Consolidated Balance Sheets:
Total assets	$1,549	$2,290	$1,748
Investments in affiliates	72	—	81

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$168	$55	$122

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2023
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$1,851	$2,680	$1,462
Segment cost of goods sold	1,130	2,370	1,128
Segment selling, general, and administrative expense	98	122	145
Segment research and development expense	25	32	48
Add back: Depreciation and amortization (2)	62	133	85
Equity in earnings of affiliates	(10)	—	(35)
Other segment items (3)	(15)	(1)	(12)
Segment Adjusted EBITDA	$685	$290	$273

Segment information from Consolidated Balance Sheets:
Total assets	$1,283	$2,226	$1,833
Investments in affiliates	75	—	84

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$75	$83	$193

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2022
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$1,702	$3,380	$1,633
Segment cost of goods sold	1,070	2,746	1,184
Segment selling, general, and administrative expense	101	125	153
Segment research and development expense	25	34	54
Add back: Depreciation and amortization (2)	55	125	82
Equity in earnings of affiliates	(24)	—	(31)
Other segment items (3)	(18)	(1)	(12)
Segment Adjusted EBITDA	$603	$601	$367

Segment information from Consolidated Balance Sheets:
Total assets	$1,238	$2,384	$1,742
Investments in affiliates	82	—	93

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$30	$149	$115
(1)
Segment net sales to external customers are provided by product group in “Note 5 – Net Sales".
(2)
Segment depreciation and amortization expense is included as a component of cost of goods sold; selling, general, and administrative expense; and research and development expense in the amounts regularly provided to the CODM and are therefore added back to arrive at Segment Adjusted EBITDA.
(3)
Other segment items includes segment other (income) expense, net.

The following table sets forth a reconciliation for instances in which the above financial information for the Company’s reportable segments does not sum to consolidated amounts.

Year Ended December 31,	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
2024
Net sales to external customers	$5,728	$54	$—	$5,782
Depreciation and amortization	$275	$5	$21	$301
Total assets (1)	$5,587	$97	$1,831	$7,515
Purchases of property, plant, and equipment	$345	$5	$10	$360

2023
Net sales to external customers	$5,993	$85	$—	$6,078
Depreciation and amortization	$280	$6	$21	$307
Total assets (1)	$5,342	$96	$2,813	$8,251
Purchases of property, plant, and equipment	$351	$7	$12	$370

2022
Net sales to external customers	$6,715	$116	$—	$6,831
Depreciation and amortization	$262	$8	$21	$291
Total assets (1)	$5,364	$124	$2,152	$7,640
Purchases of property, plant, and equipment	$294	$6	$7	$307
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
Thermal & Specialized Solutions	$576	$685	$603
Titanium Technologies	312	290	601
Advanced Performance Materials	161	273	367
Segment Adjusted EBITDA	1,049	1,248	1,571
Other non-reportable segment Adjusted EBITDA	8	18	2
Corporate expenses (1)	(255)	(212)	(212)
Unallocated Items:
Interest expense, net	(264)	(208)	(163)
Depreciation and amortization	(301)	(307)	(291)
Non-operating pension and other post-retirement employee benefit income	3	—	5
Exchange losses, net (Note 8)	(9)	(38)	(15)
Restructuring, asset-related, and other charges (Note 7)	(58)	(153)	(15)
Goodwill impairment charge (Note 15)	(56)	—	—
Inventory write-offs (2)	—	(40)	—
(Loss) gain on extinguishment of debt	(1)	(1)	7
Gain on sales of assets and businesses, net (Note 4)	3	110	21
Transaction costs (3)	(18)	(16)	—
Qualified spend recovery (4)	26	54	58
Litigation-related charges (5)	15	(764)	(23)
Environmental charges (6)	(15)	(9)	(204)
Income (loss) before income taxes	$127	$(318)	$741
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
(3)
For the year ended December 31, 2024, transaction costs includes $16 of third-party costs related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the year ended December 31, 2023, transaction costs includes $7 of costs associated with the Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt", and $9 of third-party costs related to the Titanium Technologies Transformation Plan.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2024, litigation-related charges primarily includes $44 of benefits from insurance recoveries, along with the $29 accrual associated with the Ohio MDL. For the year ended December 31, 2023, litigation-related charges includes the $592 accrual related to the United States Public Water System Class Action Suit Settlement plus $24 of third-party legal fees directly related to the settlement, $55 of charges related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of Ohio's agreement entered into in November 2023, $13 related to the Company's portion of the supplemental payment to the State of Delaware, $76 for other PFAS litigation matters, and $4 of other litigation matters. For the year ended December 31, 2022, litigation-related charges primarily include proceeds from a settlement in a patent infringement matter relating to certain copolymer patents associated with the Company’s Advanced Performance Materials segment and $20 associated with the Company's portion of the potential loss in the single matter not included in the Leach settlement.
(6)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2024, environmental charges primarily includes off-site remediation costs at Dordrecht Works. For the years ended December 31, 2022, environmental charges primarily include $196 related to on-site and off-site remediation costs at Fayetteville. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 30. Unaudited Quarterly Financial Information

As discussed in "Note 2 – Basis of Presentation", during the fourth quarter of 2024 the Company identified certain immaterial errors impacting previously issued financial statements beginning as of January 1, 2022, and subsequent quarterly reporting periods through September 30, 2024. Specifically, the Company identified errors related to: 1) the income statement presentation of byproduct revenue sales, which were historically accounted for as a contra cost of goods sold and 2) the income statement presentation of certain ore sales associated with the Company's Kuan Yin, Taiwan facility. The identified errors impacted the Company's previously issued quarterly financial statements ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. The Company adjusted the previously reported net sales and cost of goods sold for the years ended December 31, 2023 and 2022, and within each quarter for the years ended December 31, 2024 and 2023, to correct for immaterial errors. The Company intends to correct these financial statements through revisions in subsequently filed quarterly reports on Form 10-Q. The impact of these future revisions are presented in the tables below. The Company evaluated the errors, individually and in the aggregate, and concluded that the related impacts were not material to any previously presented interim financial statements.

The following sets forth a summary of the Company's quarterly results of operations for the years ended December 31, 2024, 2023 and 2022.

	For the Three Months Ended
2024	March 31,	June 30,	September 30,	December 31,	Full Year (1)
Net sales (2)	$1,362	$1,554	$1,508	$1,359	$5,782
Cost of goods sold (2)	$1,076	$1,248	$1,221	$1,086	$4,631
Income (loss) before income taxes	$67	$82	$(30)	$9	$127
Net income (loss)	$52	$70	$(27)	$(8)	$86
Net income (loss) attributable to Chemours	$52	$70	$(27)	$(8)	$86
Basic earnings (loss) per share of common stock	$0.35	$0.47	$(0.18)	$(0.05)	$0.58
Diluted earnings (loss) per share of common stock	$0.34	$0.46	$(0.18)	$(0.05)	$0.57

	For the Three Months Ended
2023	March 31,	June 30,	September 30,	December 31,	Full Year (1)
Net sales (2)	$1,549	$1,660	$1,501	$1,368	$6,078
Cost of goods sold (2)	$1,181	$1,250	$1,228	$1,113	$4,772
Income (loss) before income taxes	$173	$(433)	$13	$(71)	$(318)
Net income (loss)	$145	$(376)	$12	$(18)	$(237)
Net income (loss) attributable to Chemours	$145	$(376)	$12	$(18)	$(238)
Basic earnings (loss) per share of common stock	$0.97	$(2.52)	$0.08	$(0.12)	$(1.60)
Diluted earnings (loss) per share of common stock	$0.96	$(2.52)	$0.08	$(0.12)	$(1.60)
(1)
Individual quarters may not sum to full year amounts due to rounding.
(2)
As revised, as noted below.

Revised Interim Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2023
	As reported	Revision	As revised
Net sales	$1,536	$13	$1,549
Cost of goods sold	$1,168	$13	$1,181
Gross profit	$368	$—	$368

	Three months ended June 30, 2023
	As reported	Revision	As revised
Net sales	$1,643	$17	$1,660
Cost of goods sold	$1,233	$17	$1,250
Gross profit	$410	$—	$410

	Six months ended June 30, 2023
	As reported	Revision	As revised
Net sales	$3,179	$30	$3,209
Cost of goods sold	$2,401	$30	$2,431
Gross profit	$778	$—	$778

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Three months ended September 30, 2023
	As reported	Revision	As revised
Net sales	$1,487	$14	$1,501
Cost of goods sold	$1,214	$14	$1,228
Gross profit	$273	$—	$273

	Nine months ended September 30, 2023
	As reported	Revision	As revised
Net sales	$4,666	$44	$4,710
Cost of goods sold	$3,615	$44	$3,659
Gross profit	$1,051	$—	$1,051

	Three months ended March 31, 2024
	As reported	Revision	As revised
Net sales	$1,350	$12	$1,362
Cost of goods sold	$1,064	$12	$1,076
Gross profit	$286	$—	$286

	Three months ended June 30, 2024
	As reported	Revision	As revised
Net sales	$1,538	$16	$1,554
Cost of goods sold	$1,232	$16	$1,248
Gross profit	$306	$—	$306

	Six months ended June 30, 2024
	As reported	Revision	As revised
Net sales	$2,887	$28	$2,915
Cost of goods sold	$2,294	$29	$2,323
Gross profit	$593	$(1)	$592
Other expense, net	$(1)	$1	$—
Income before income taxes	$149	$—	$149

	Three months ended September 30, 2024
	As reported	Revision	As revised
Net sales	$1,501	$7	$1,508
Cost of goods sold	$1,215	$6	$1,221
Gross profit	$286	$1	$287
Other income, net	$7	$(1)	$6
Loss before income taxes	$(30)	$—	$(30)

	Nine months ended September 30, 2024
	As reported	Revision	As revised
Net sales	$4,388	$35	$4,423
Cost of goods sold	$3,510	$35	$3,545
Gross profit	$878	$—	$878

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 31. Subsequent Events

In January 2025, under the Portfolio Management pillar of Pathway to Thrive, management approved a restructuring program to exit its Surface Protection Solutions (“SPS”) CapstoneTM business and begin the shutdown process for the underlying manufacturing assets across the Washington Works and Chambers Works sites, as well as the Villers St. Paul site pending local regulatory approval. This action was taken due to regulatory changes and uncertainty that have caused reduced demand and market deselection of telomer-based chemistries, making SPS economics unfavorable going forward. Manufacturing of SPS CapstoneTM products is expected to end by June 30, 2025, pending local regulatory approval. Sales of SPS CapstoneTM products were $88, $97 and $104 in the years ended December 31, 2024, 2023 and 2022, respectively. Based on current information, we expect that the total cost impact of this restructuring program will include non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life of approximately $30, cash payments of approximately $20 for severance and retention, contract termination costs and external spending to support various site closure activities, as well as approximately $10 for deconstruction and ongoing decommissioning expenses which will be expensed as incurred. There are approximately 100 employees expected to be impacted by this program.