Form 10-Q
period 2025-03-31
Chemours Co
filed 2025-05-06
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had 149,674,209 shares of common stock, $0.01 par value, outstanding at May 1, 2025.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,368	$1,362
Cost of goods sold	1,132	1,078
Gross profit	236	284
Selling, general, and administrative expense	123	137
Research and development expense	27	28
Restructuring, asset-related, and other charges	33	4
Total other operating expenses	183	169
Equity in earnings of affiliates	8	13
Interest expense, net	(66)	(63)
Other income, net	5	5
Income before income taxes	—	70
Provision for income taxes	4	16
Net (loss) income	(4)	54
Net (loss) income attributable to Chemours	$(4)	$54
Per share data
Basic (loss) earnings per share of common stock	$(0.03)	$0.36
Diluted (loss) earnings per share of common stock	(0.03)	0.36

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$(4)			$54
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(31)	$8	(23)	$14	$(3)	11
Unrealized (loss) gain on cash flow hedge	(5)	1	(4)	8	(2)	6
Reclassifications to net income - cash flow hedge	(2)	—	(2)	—	—	—
Hedging activities, net	(38)	9	(29)	22	(5)	17
Cumulative translation adjustment	59	—	59	(21)	—	(21)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net loss	—	—	—	3	—	3
Effect of foreign exchange rates	(2)	—	(2)	1	—	1
Reclassifications to net income:
Amortization of actuarial loss	1	—	1	2	(1)	1
Settlement gain	—	—	—	(1)	—	(1)
Defined benefit plans, net	$(1)	$—	(1)	$5	$(1)	4
Other comprehensive income			29			—
Comprehensive (loss) income			25			54
Comprehensive (loss) income attributable to Chemours			$25			$54

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$464	$713
Accounts and notes receivable, net	858	770
Inventories	1,550	1,463
Prepaid expenses and other	61	71
Total current assets	2,933	3,017
Property, plant, and equipment	9,624	9,572
Less: Accumulated depreciation	(6,493)	(6,389)
Property, plant, and equipment, net	3,131	3,183
Operating lease right-of-use assets	286	258
Goodwill	46	46
Other intangible assets, net	2	3
Investments in affiliates	164	152
Restricted cash and restricted cash equivalents	50	50
Other assets	782	804
Total assets	$7,394	$7,513
Liabilities
Current liabilities:
Accounts payable	1,006	$1,156
Compensation and other employee-related cost	123	99
Short-term and current maturities of long-term debt	43	54
Current environmental remediation	100	115
Other accrued liabilities	401	393
Total current liabilities	1,673	1,817
Long-term debt, net	4,064	4,054
Operating lease liabilities	213	194
Long-term environmental remediation	467	456
Deferred income taxes	28	35
Other liabilities	369	369
Total liabilities	6,814	6,925
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,438,218 shares issued and 149,568,021 shares outstanding at March 31, 2025; 198,300,033 shares issued and 149,428,431 shares outstanding at December 31, 2024)	2	2
Treasury stock, at cost (48,870,197 shares at March 31, 2025 and 48,871,602 at December 31, 2024)	(1,804)	(1,804)
Additional paid-in capital	1,060	1,055
Retained earnings	1,659	1,701
Accumulated other comprehensive loss	(338)	(367)
Total Chemours stockholders’ equity	579	587
Non-controlling interests	1	1
Total equity	580	588
Total liabilities and equity	$7,394	$7,513

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,781	$(274)	$2	$738
Common stock issued - compensation plans	161,325	—	—	—	—	—	—	—	—
Exercise of stock options, net	30,727	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	1	—	—	—	1
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(2)	—	—	—	(2)
Net income	—	—	—	—	—	54	—	—	54
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	—
Balance at March 31, 2024	197,711,836	$2	48,932,387	$(1,806)	$1,033	$1,798	$(274)	$2	$755

Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,701	$(367)	$1	$588
Common stock issued - compensation plans	127,233	—	(1,405)	—	1	(1)	—	—	—
Exercise of stock options, net	10,952	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(4)	—	—	(4)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(37)	—	—	(37)
Other comprehensive income	—	—	—	—	—	—	29	—	29
Balance at March 31, 2025	198,438,218	$2	48,870,197	$(1,804)	$1,060	$1,659	$(338)	$1	$580

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(4)	$54
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	88	71
Gain on sales of assets and businesses	(1)	(3)
Equity in earnings of affiliates, net	(7)	(11)
Amortization of debt issuance costs and issue discounts	3	3
Deferred tax (benefit) provision	(15)	—
Asset-related charges	1	—
Stock-based compensation expense	5	1
Net periodic pension cost	—	1
Defined benefit plan contributions	(4)	(4)
Other operating charges and credits, net	37	(11)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(111)	(186)
Inventories and other current operating assets	(51)	(29)
Other non-current operating assets	48	31
(Decrease) increase in operating liabilities:
Accounts payable	(105)	(156)
Other current operating liabilities	(5)	(46)
Other non-current operating liabilities	9	(5)
Cash used for operating activities	(112)	(290)
Cash flows from investing activities
Purchases of property, plant, and equipment	(84)	(102)
Proceeds from sales of assets and businesses	—	3
Foreign exchange contract settlements, net	(2)	(2)
Cash used for investing activities	(86)	(101)
Cash flows from financing activities
Debt repayments	(8)	(3)
Payments on finance leases	(3)	(3)
Proceeds from supplier financing program	27	27
Payments to supplier financing program	(35)	(37)
Proceeds from exercised stock options, net	—	1
Payments related to tax withholdings on vested stock awards	(1)	(2)
Payments of dividends to the Company's common shareholders	(37)	(37)
Cash used for financing activities	(57)	(54)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	6	(9)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(249)	(454)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	763	1,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at March 31,	$514	$1,353

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$26	$44

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background, Description of the Business, and Basis of Presentation

The Chemours Company (“Chemours”, or the “Company”) is a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. The Company delivers customized solutions with a wide range of industrial and specialty chemical products for markets, including coatings, plastics, refrigeration and air conditioning, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. The Company’s principal products include refrigerants, titanium dioxide (“TiO2”) pigment and industrial fluoropolymer resins. Chemours manages and reports its operating results through its three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. The Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. The Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, durability, efficiency and protection across a variety of applications. The Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. The Other Non-Reportable Segment includes the Performance Chemicals and Intermediates business.

Unless the context otherwise requires, references herein to “The Chemours Company”, “Chemours”, “the Company”, “our Company”, “we”, “us”, and “our” refer to The Chemours Company and its consolidated subsidiaries. References herein to “EID” refer to EIDP, Inc., formerly known as EID, which is Chemours’ former parent company and is now a subsidiary of Corteva. References herein to "DuPont" refer to DuPont de Nemours, Inc.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair statement of the Company’s results for interim periods have been included. The notes that follow are an integral part of the Company’s interim consolidated financial statements. The Company’s results for interim periods should not be considered indicative of its results for a full year, and the year-end consolidated balance sheet does not include all of the disclosures required by GAAP. As such, these interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Revision of Previously Issued Consolidated Financial Statements and Interim Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024, certain prior period amounts on the consolidated statements of income were revised to correct for immaterial errors that the Company identified during the financial close process for the fourth quarter of 2024 impacting previously issued financial statements beginning as of January 1, 2022, and subsequent quarterly reporting periods through September 30, 2024. Specifically, the Company identified errors related to the income statement presentation of byproduct revenue sales, which were incorrectly accounted for as a contra cost of goods sold as well as the income statement presentation of certain ore sales associated with the Company's Kuan Yin, Taiwan facility, which were incorrectly accounted for on a net basis within other income, net. The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 99, "Materiality", codified in ASC 250, Accounting Changes and Error Corrections ("ASC 250"). Based on this assessment, management concluded that the error corrections were not material to any previously presented interim or annual financial statements. However, in order to correctly present these amounts management determined it was appropriate to revise all previously issued and impacted financial statements.

During the financial close process for the first quarter of 2025, the Company identified additional immaterial errors related primarily to the timing of cost of goods sold recognition, including U.S. rail freight and certain raw material inventory. These errors impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. This includes the previously disclosed error related to the timing of insurance proceeds recognition within selling, general and administrative expenses and certain other immaterial errors which also primarily impact the timing of cost of goods sold recognition. The Company assessed the materiality of these errors on current and prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements. However, the aggregate impact of all adjustments would be material to results for the three months ended March 31, 2025 and as such, in order to correctly present these amounts management determined it was appropriate to revise all previously issued and impacted financial statements.

The following tables present the effect of these revisions for each of the applicable periods and impacted financial statements. The Company intends to correct these financial statements through revisions in subsequently filed quarterly and annual reports on Form 10-Q and Form 10-K where applicable. Individual quarters may not sum to year-to-date amounts due to rounding. The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Operations

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Cost of goods sold	$4,772	$4	$4,776
Gross profit	$1,306	$(4)	$1,302
Selling, general and administrative expense	$1,290	$(4)	$1,286
Total other operating expenses	$1,551	$(4)	$1,547

	Three months ended March 31, 2024
	As reported	Adjustments	As revised
Net sales	$1,350	$12	$1,362
Cost of goods sold	$1,064	$14	$1,078
Gross profit	$286	$(2)	$284
Selling, general and administrative expense	$142	$(5)	$137
Total other operating expenses	$174	$(5)	$169
Income (loss) before income taxes	$67	$3	$70
Provision for (benefit from) income taxes	$15	$1	$16
Net income (loss)	$52	$2	$54
Net income (loss) attributable to Chemours	$52	$2	$54
Per share data
Basic earnings (loss) per share of common stock	$0.35	$0.01	$0.36
Diluted earnings (loss) per share of common stock	$0.34	$0.02	$0.36

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Net sales	$1,538	$16	$1,554
Cost of goods sold	$1,232	$14	$1,246
Gross profit	$306	$2	$308
Selling, general and administrative expense	$139	$15	$154
Total other operating expenses	$168	$15	$183
Income (loss) before income taxes	$82	$(13)	$69
Provision for (benefit from) income taxes	$12	$(3)	$9
Net income (loss)	$70	$(10)	$60
Net income (loss) attributable to Chemours	$70	$(10)	$60
Per share data
Basic earnings (loss) per share of common stock	$0.47	$(0.07)	$0.40
Diluted earnings (loss) per share of common stock	$0.46	$(0.07)	$0.39

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Net sales	$2,887	$28	$2,915
Cost of goods sold	$2,294	$29	$2,323
Gross profit	$593	$(1)	$592
Selling, general and administrative expense	$281	$11	$292
Total other operating expenses	$341	$11	$352
Other income, net	$2	$1	$3
Income (loss) before income taxes	$149	$(11)	$138
Provision for (benefit from) income taxes	$28	$(3)	$25
Net income (loss)	$121	$(8)	$113
Net income (loss) attributable to Chemours	$121	$(8)	$113
Per share data
Basic earnings (loss) per share of common stock	$0.81	$(0.05)	$0.76
Diluted earnings (loss) per share of common stock	$0.81	$(0.06)	$0.75

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Net sales	$1,501	$7	$1,508
Cost of goods sold	$1,215	$7	$1,222
Gross profit	$286	$—	$286
Selling, general and administrative expense	$135	$2	$137
Total other operating expenses	$265	$2	$267
Interest expense	$(69)	$1	$(68)
Other income, net	$7	$(1)	$6
Income (loss) before income taxes	$(30)	$(2)	$(32)
Provision for (benefit from) income taxes	$(3)	$3	$—
Net income (loss)	$(27)	$(5)	$(32)
Net income (loss) attributable to Chemours	$(27)	$(5)	$(32)
Per share data
Basic earnings (loss) per share of common stock	$(0.18)	$(0.04)	$(0.22)
Diluted earnings (loss) per share of common stock	$(0.18)	$(0.04)	$(0.22)

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Net sales	$4,388	$35	$4,423
Cost of goods sold	$3,510	$36	$3,546
Gross profit	$878	$(1)	$877
Selling, general and administrative expense	$416	$12	$428
Total other operating expenses	$607	$12	$619
Interest expense	$(197)	$1	$(196)
Income (loss) before income taxes	$118	$(12)	$106
Provision for (benefit from) income taxes	$24	$1	$25
Net income (loss)	$94	$(13)	$81
Net income (loss) attributable to Chemours	$94	$(13)	$81
Per share data
Basic earnings (loss) per share of common stock	$0.63	$(0.09)	$0.54
Diluted earnings (loss) per share of common stock	$0.63	$(0.09)	$0.54

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Cost of goods sold	$4,631	$9	$4,640
Gross profit	$1,151	$(9)	$1,142
Selling, general and administrative expense	$585	$13	$598
Total other operating expenses	$810	$13	$823
Interest expense	$(264)	$1	$(263)
Income (loss) before income taxes	$127	$(21)	$106
Provision for (benefit from) income taxes	$41	$(5)	$36
Net income (loss)	$86	$(16)	$70
Net income (loss) attributable to Chemours	$86	$(16)	$70
Per share data
Basic earnings (loss) per share of common stock	$0.58	$(0.11)	$0.47
Diluted earnings (loss) per share of common stock	$0.57	$(0.10)	$0.47

Revised Consolidated Statements of Comprehensive (Loss) Income

	Three months ended March 31, 2024
	As reported	Adjustments	As revised
Net income	$52	$2	$54
Comprehensive income	$52	$2	$54
Comprehensive income attributable to Chemours	$52	$2	$54

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$70	$(10)	$60
Comprehensive loss	$(3)	$(10)	$(13)
Comprehensive loss attributable to Chemours	$(3)	$(10)	$(13)

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$121	$(8)	$113
Comprehensive income	$48	$(8)	$40
Comprehensive income attributable to Chemours	$48	$(8)	$40

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Net loss	$(27)	$(5)	$(32)
Comprehensive loss	$(33)	$(5)	$(38)
Comprehensive loss attributable to Chemours	$(33)	$(5)	$(38)

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Net income	$94	$(13)	$81
Comprehensive income	$15	$(13)	$2
Comprehensive income attributable to Chemours	$15	$(13)	$2

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Net income	$86	$(16)	$70
Comprehensive loss	$(7)	$(16)	$(23)
Comprehensive loss attributable to Chemours	$(7)	$(16)	$(23)

Revised Consolidated Balance Sheets

	December 31, 2023
	As reported	Adjustments	As revised
Accounts and notes receivable, net	$610	$12	$622
Inventories	$1,352	$(3)	$1,349
Total current assets	$3,835	$9	$3,844
Accumulated depreciation	$(6,196)	$(9)	$(6,205)
Property, plant and equipment, net	$3,216	$(9)	$3,207
Other assets	$677	$2	$679
Total assets	$8,251	$2	$8,253
Long-term debt, net	$3,987	$2	$3,989
Other liabilities	$328	$1	$329
Total liabilities	$7,512	$3	$7,515
Retained earnings	$1,782	$(1)	$1,781
Total Chemours stockholders' equity	$737	$(1)	$736
Total equity	$739	$(1)	$738
Total liabilities and equity	$8,251	$2	$8,253

	March 31, 2024
	As reported	Adjustments	As revised
Accounts and notes receivable, net	$792	$21	$813
Inventories	$1,391	$(8)	$1,383
Total current assets	$3,597	$13	$3,610
Accumulated depreciation	$(6,260)	$(9)	$(6,269)
Property, plant and equipment, net	$3,209	$(9)	$3,200
Other assets	$650	$1	$651
Total assets	$7,978	$5	$7,983
Accounts payable	$963	$1	$964
Total current liabilities	$2,231	$1	$2,232
Long-term debt, net	$3,968	$2	$3,970
Other liabilities	$331	$1	$332
Total liabilities	$7,224	$4	$7,228
Retained earnings	$1,797	$1	$1,798
Total Chemours stockholders' equity	$752	$1	$753
Total equity	$754	$1	$755
Total liabilities and equity	$7,978	$5	$7,983

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2024
	As reported	Adjustments	As revised
Accounts and notes receivable, net	$896	$10	$906
Inventories	$1,368	$(9)	$1,359
Total current assets	$2,937	$1	$2,938
Accumulated depreciation	$(6,283)	$(8)	$(6,291)
Property, plant and equipment, net	$3,157	$(8)	$3,149
Other assets	$630	$4	$634
Total assets	$7,249	$(3)	$7,246
Accounts payable	$938	$3	$941
Total current liabilities	$1,557	$3	$1,560
Long-term debt, net	$3,951	$2	$3,953
Other liabilities	$327	$1	$328
Total liabilities	$6,524	$6	$6,530
Retained earnings	$1,828	$(9)	$1,819
Total Chemours stockholders' equity	$723	$(9)	$714
Total equity	$725	$(9)	$716
Total liabilities and equity	$7,249	$(3)	$7,246

	September 30, 2024
	As reported	Adjustments	As revised
Inventories	$1,438	$(4)	$1,434
Total current assets	$3,080	$(4)	$3,076
Accumulated depreciation	$(6,372)	$(3)	$(6,375)
Property, plant and equipment, net	$3,173	$(3)	$3,170
Other assets	$667	$1	$668
Total assets	$7,463	$(6)	$7,457
Accounts payable	$1,069	$9	$1,078
Total current liabilities	$1,777	$9	$1,786
Operating lease liabilities	$196	$(2)	$194
Other liabilities	$354	$1	$355
Total liabilities	$6,804	$8	$6,812
Retained earnings	$1,763	$(14)	$1,749
Total Chemours stockholders' equity	$657	$(14)	$643
Total equity	$659	$(14)	$645
Total liabilities and equity	$7,463	$(6)	$7,457

	December 31, 2024
	As reported	Adjustments	As revised
Inventories	$1,472	$(9)	$1,463
Total current assets	$3,026	$(9)	$3,017
Other assets	$797	$7	$804
Total assets	$7,515	$(2)	$7,513
Accounts payable	$1,142	$14	$1,156
Total current liabilities	$1,803	$14	$1,817
Other liabilities	$368	$1	$369
Total liabilities	$6,910	$15	$6,925
Retained earnings	$1,718	$(17)	$1,701
Total Chemours stockholders' equity	$604	$(17)	$587
Total equity	$605	$(17)	$588
Total liabilities and equity	$7,515	$(2)	$7,513

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Stockholders' Equity

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Retained earnings at 1/1/2023	$2,170	$(1)	$2,169
Retained earnings at 12/31/2023	$1,782	$(1)	$1,781

	Three months ended March 31, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$52	$2	$54
Retained earnings at 3/31/2024	$1,797	$1	$1,798

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 4/1/2024	$1,797	$1	$1,798
Net income	$70	$(10)	$60
Retained earnings at 6/30/2024	$1,828	$(9)	$1,819

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$121	$(8)	$113
Retained earnings at 6/30/2024	$1,828	$(9)	$1,819

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 7/1/2024	$1,828	$(9)	$1,819
Net loss	$(27)	$(5)	$(32)
Retained earnings at 9/30/2024	$1,763	$(14)	$1,749

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$94	$(13)	$81
Retained earnings at 9/30/2024	$1,763	$(14)	$1,749

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$86	$(16)	$70
Retained earnings at 12/31/2024	$1,718	$(17)	$1,701

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Cash Flows

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Cash flows from operating activities:
Depreciation and amortization	$307	$2	$309
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(10)	$(4)	$(14)
Inventories and other current operating assets	$58	$3	$61
(Decrease) increase in operating liabilities:
Accounts payable	$(72)	$(2)	$(74)
Other non-current operating liabilities	$2	$1	$3
Cash provided by (used for) operating activities	$556	$—	$556

	Three Months Ended March 31, 2024
	As reported	Adjustments	As revised
Net income	$52	$2	$54
Cash flows from operating activities:
Deferred tax (benefit) provision	$(1)	$1	$—
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(177)	$(9)	$(186)
Inventories and other current operating assets	$(34)	$5	$(29)
(Decrease) increase in operating liabilities:
Accounts payable	$(157)	$1	$(156)
Cash provided by (used for) operating activities	$(290)	$—	$(290)

	Six Months Ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$121	$(8)	$113
Cash flows from operating activities:
Deferred tax (benefit) provision	$(12)	$(3)	$(15)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(289)	$2	$(287)
Inventories and other current operating assets	$(15)	$6	$(9)
(Decrease) increase in operating liabilities:
Accounts payable	$(178)	$3	$(175)
Cash provided by (used for) operating activities	$(910)	$—	$(910)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2024
	As reported	Adjustments	As revised
Net income	$94	$(13)	$81
Cash flows from operating activities:
Depreciation and amortization	$223	$(5)	$218
Deferred tax (benefit) provision	$(34)	$1	$(33)
Other operating charges and credits, net	$(9)	$(3)	$(12)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(348)	$12	$(336)
Inventories and other current operating assets	$(91)	$1	$(90)
(Decrease) increase in operating liabilities:
Accounts payable	$(95)	$9	$(86)
Other non-current operating liabilities	$4	$(2)	$2
Cash provided by (used for) operating activities	$(771)	$—	$(771)

	Year Ended December 31, 2024
	As reported	Adjustments	As revised
Net income	$86	$(16)	$70
Cash flows from operating activities:
Depreciation and amortization	$301	$(9)	$292
Deferred tax (benefit) provision	$(27)	$(5)	$(32)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(152)	$13	$(139)
Inventories and other current operating assets	$(146)	$6	$(140)
(Decrease) increase in operating liabilities:
Accounts payable	$(9)	$13	$4
Other non-current operating liabilities	$13	$(2)	$11
Cash provided by (used for) operating activities	$(633)	$—	$(633)

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of May 2026, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

As disclosed in "Note 16 – Commitments and Contingent Liabilities", the Company and certain of its subsidiaries are subject to various lawsuits, claims, assessments, government investigations, regulatory proceedings and other legal proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, regulatory, environmental, anti-trust, and other such matters that arise in the ordinary course of business in multiple jurisdictions. The Company’s ability to timely settle its long term liabilities in the event such liabilities become current as a result of an adverse resolution of a legal matter will depend on its ability to generate sufficient future operating cash flows, resolve legal and environmental matters under acceptable terms and conditions and refinance its revolving credit facility and other long term debt on acceptable terms and conditions. Accordingly, there are risks and uncertainties with respect to the Company's ability to achieve its liquidity objectives.

At March 31, 2025, the Company has $464 of unrestricted cash and cash equivalents, of which $291 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2025. The Company has $1,673 of current liabilities as of March 31, 2025. Without giving effect to Amendment No. 3 (the “Amendment”) to the Company’s Second Amended and Restated Credit Agreement, dated as of August 18, 2023 (the “Credit Agreement”), which the Company entered into on May 2, 2025, the Company had $623 of availability under its revolving credit facility at March 31, 2025. After the consummation of the transactions contemplated by the Amendment, the Company’s revolving commitments are comprised of $780 in revolving commitments terminating on May 2, 2030 and $220 in revolving commitments terminating on October 7, 2026; in each case, subject to springing maturity provisions. Refer to “Item 5 – Other Information” of this Quarterly Report on Form 10-Q for further details of the Amendment.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 2. Recent Accounting Pronouncements

Accounting Guidance Issued and Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosure around the effective tax rate reconciliation, along with incremental disclosure around income taxes paid and certain income statement-related disclosures. The guidance will be effective prospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to adopt the guidance and include the required enhanced disclosures in its consolidated financial statements beginning in the year ending December 31, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Recently Adopted Accounting Guidance

Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations, which requires joint ventures to initially measure its assets and liabilities at fair value on the formation date. The guidance will be effective prospectively to all joint ventures formed on or after January 1, 2025, with early adoption permitted. The Company adopted this guidance effective January 1, 2025 and will apply the provisions of ASU 2023-05 to joint ventures formed on or after January 1, 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 3. Net Sales

As described further in "Note 1 – Background, Description of the Business and Basis of Presentation", certain prior period amounts reflected in the tables below have been revised to correct for immaterial errors pertaining to income statement presentation of byproduct revenue sales and certain ore sales related to the Company's Kuan Yin, Taiwan facility.

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$233	$271
Titanium Technologies	267	246
Advanced Performance Materials	111	124
Other Non-Reportable Segment	8	9
Total North America	619	650
Asia Pacific:
Thermal & Specialized Solutions	53	39
Titanium Technologies	105	147
Advanced Performance Materials	115	105
Other Non-Reportable Segment	2	3
Total Asia Pacific	275	294
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	98	92
Titanium Technologies	142	124
Advanced Performance Materials	56	63
Other Non-Reportable Segment	1	2
Total Europe, the Middle East, and Africa	297	281
Latin America (2):
Thermal & Specialized Solutions	82	52
Titanium Technologies	83	74
Advanced Performance Materials	12	11
Other Non-Reportable Segment	—	—
Total Latin America	177	137
Total net sales	$1,368	$1,362
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three months ended March 31, 2025 and 2024. Certain prior period amounts have been recast in order to conform with the current presentation of Thermal & Specialized Solutions net sales disaggregation.

	Three Months Ended March 31,
	2025	2024
Net sales by product group and segment
OpteonTM refrigerants	$279	$200
FreonTM refrigerants	97	173
Foam, propellants, and other	90	81
Total Thermal & Specialized Solutions	466	454
Titanium dioxide and other minerals	597	591
Total Titanium Technologies	597	591
Advanced materials	178	190
Performance solutions	116	113
Total Advanced Performance Materials	294	303
Performance chemicals and intermediates	11	14
Total Other Non-Reportable Segment	11	14
Total net sales	$1,368	$1,362

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

The following table sets forth the Company’s contract balances from contracts with customers at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Contract assets:
Accounts receivable - trade, net (Note 7)	$704	$619
Contract liabilities:
Deferred revenue	$6	$11
Customer rebates (Note 13)	40	70

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three months ended March 31, 2025 and 2024 were not significant. For the three months ended March 31, 2025 and 2024, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of March 31, 2025 and December 31, 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At March 31, 2025, Chemours had $233 of remaining performance obligations. The Company expects to recognize approximately 34% of its remaining performance obligations as revenue in 2025, approximately 34% as revenue in 2026, and approximately 32% as revenue in 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by March 31, 2025 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three months ended March 31, 2025 and 2024.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended March 31, 2025
Employee separation charges
SPS CapstoneTM Exit	$—	$—	$13	$—	$—	$13
Total employee separation charges	—	—	13	—	—	13
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	2	—	—	2
2024 Restructuring Program	—	—	1	—	—	1
Titanium Technologies Transformation Plan	—	5	—	—	—	5
Total decommissioning and other charges	—	5	3	—	—	8
Total restructuring and other charges	—	5	16	—	—	21
Asset-related charges:
SPS CapstoneTM Exit	—	—	12	—	—	12
Total asset-related charges	—	—	12	—	—	12
Total restructuring, asset-related, and other charges	$—	$5	$28	$—	$—	$33

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended March 31, 2024
Employee separation charges:	$—	$—	$—	$—	$—	$—
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	4	—	—	—	4
Total restructuring and other charges	—	4	—	—	—	4
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$4	$—	$—	$—	$4

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Surface Protection Solutions ("SPS") CapstoneTM Exit

In January 2025, management approved a restructuring plan within the Advanced Performance Materials business to exit its SPS CapstoneTM business and begin the shutdown process for the underlying manufacturing asset across the Washington Works and Chambers Works sites, as well as the Villers St. Paul site pending local regulatory approval. This action was taken due to regulatory changes and uncertainty that have caused reduced demand and market deselection of telomer-based chemistries, making SPS economic unfavorable going forward.

As a result, during the three months ended March 31, 2025, the Company recorded charges of $27, consisting of non-cash asset-related charges of $12, employee separation charges of $13 and decommissioning and other charges of $2. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed by the second half of 2025. The $12 of asset related charges primarily includes $11 of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. The Company also expects to incur additional asset-related charges of $13 in the second quarter of 2025, along with decommissioning and other charges of $10 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

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

During the three months ended March 31, 2025, the Company recorded charges of $1 related to the 2024 Restructuring Program. Through March 31, 2025, the Company has recorded total charges of $52, consisting of non-cash asset-related charges of $27, employee separation charges of $20 and other charges of $5. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the second half of 2025. The Company also expects to incur decommissioning and other charges of approximately $3 through 2026 which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling and removal activities were completed in the first quarter of 2025.

As a result, during the three months ended March 31, 2025, the Company recorded decommissioning and other charges of $5. Through March 31, 2025, the Company has recorded total charges of approximately $134, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning and other charges of $28. The associated severance payments began in the fourth quarter 2023 and were substantially completed in the first quarter of 2025.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded through March 31, 2025. The employee separation and related payments were substantially completed in the fourth quarter of 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the three months ended March 31, 2025.

	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2024	$—	$12	$1	$13
Charges to income	13	—	—	13
Payments	—	(2)	(1)	(3)
Balance at March 31, 2025	$13	$10	$—	$23

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at March 31, 2025 and December 31, 2024.

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Leasing, contract services, and miscellaneous income	$3	$(2)
Royalty income (1)	2	2
Gain on sales of assets and businesses, net	1	3
Exchange (losses) gains, net (2)	(3)	1
Non-operating pension and other post-retirement employee benefit income (3)	2	1
Total other income, net	$5	$5
(1)
Royalty income is primarily from technology licensing.
(2)
Exchange (losses) gains, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(3)
Non-operating pension and other post-retirement employee benefit income represents the non-service component of net periodic pension income.

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income attributable to Chemours	$(4)	$54
Denominator:
Weighted-average number of common shares outstanding - basic	149,918,386	149,035,200
Dilutive effect of the Company’s employee compensation plans (1)	—	1,015,169
Weighted-average number of common shares outstanding - diluted	149,918,386	150,050,369

Basic (loss) earnings per share of common stock (2)	$(0.03)	$0.36
Diluted (loss) earnings per share of common stock (1) (2)	(0.03)	0.36
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 491,194 potentially dilutive securities is excluded from the calculation for the three months ended March 31, 2025.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Average number of stock options	2,800,240	1,356,452

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Accounts receivable - trade, net (1)	$704	$619
VAT, GST, and other taxes (2)	123	114
Other receivables (3)	31	37
Total accounts and notes receivable, net	$858	$770
(1)
Accounts receivable - trade, net includes trade notes receivable of $4 and $1 and is net of allowances for doubtful accounts of $1 and $2 at March 31, 2025 and December 31, 2024, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $1 for the three months ended March 31, 2025 and 2024, respectively.

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

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Finished products	$953	$889
Semi-finished products	288	271
Raw materials, stores, and supplies	680	679
Inventories before LIFO adjustment	1,921	1,839
Less: Adjustment of inventories to LIFO basis	(371)	(376)
Total inventories	$1,550	$1,463

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $919 and $900 (or 48% and 49%, respectively) of inventories before the LIFO adjustments at March 31, 2025 and December 31, 2024, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Equipment	$7,981	$7,911
Buildings	1,135	1,133
Construction-in-progress	385	404
Land	87	88
Mineral rights	36	36
Property, plant, and equipment	9,624	9,572
Less: Accumulated depreciation	(6,493)	(6,389)
Total property, plant, and equipment, net	$3,131	$3,183

Property, plant, and equipment, net included gross assets under finance leases of $98 and $97 at March 31, 2025 and December 31, 2024.

Depreciation expense amounted to $88 and $71 for the three months ended March 31, 2025 and 2024, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Republic of China, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. Subsequent to the date of these financial statements, in April 2025, following completion of dismantling and removal activities and substantially completing the remediation efforts, the Department of Environmental Protection in Taiwan lifted the environmental pollution mark from all land titles of the Company's manufacturing site. Consequently, the Company determined that in April 2025, the land was available for immediate sale and all other criteria were met for the land to now qualify for held for sale classification. The Company will classify the related carrying value of land of $25 as held for sale beginning in April 2025, until the land sale is completed.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $29 and $30 for the three months ended March 31, 2025 and 2024, respectively. Purchases from the Company’s equity method investees amounted to $65 and $57 for the three months ended March 31, 2025 and 2024, respectively. The Company did not receive dividends from its equity method investees for the three months ended March 31, 2025 and 2024, respectively.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Capitalized repair and maintenance costs	$271	$315
Pension assets (1)	105	97
Deferred income taxes	313	296
Miscellaneous (2)	93	96
Total other assets	$782	$804
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Trade payables	$978	$1,134
VAT and other payables	28	22
Total accounts payable	$1,006	$1,156

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

The outstanding payment obligations at March 31, 2025 and December 31, 2024 were $106 and $180, respectively. At March 31, 2025 and December 31, 2024, $96 and $162 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $10 and $18 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Accrued litigation (1)	$97	$112
Asset retirement obligations (2)	9	8
Income taxes	24	22
Customer rebates	40	70
Accrued interest	53	18
Operating lease liabilities	61	53
Miscellaneous (3)	117	110
Total other accrued liabilities	$401	$393
(1)
At March 31, 2025 and December 31, 2024, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At December 31, 2024, accrued litigation also includes an accrual related to the Ohio MDL of $14. Refer to “Note 16 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 15 – Other Liabilities”).
(3)
Miscellaneous primarily includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Debt

The following table sets forth the components of the Company’s debt at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,054	$1,056
Tranche B-3 euro term loan due August 2028 (€415 million at March 31, 2025 and December 31, 2024)	447	432
Senior unsecured notes:
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
Finance lease liabilities	43	46
Financing obligation (1)	90	90
Supplier financing obligation (2)	10	18
Other	5	11
Total debt principal	4,147	4,151
Less: Unamortized issue discounts	(18)	(19)
Less: Unamortized debt issuance costs	(22)	(24)
Less: Short-term and current maturities of long-term debt	(43)	(54)
Total long-term debt, net	$4,064	$4,054
(1)
At March 31, 2025 and December 31, 2024, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At March 31, 2025 and December 31, 2024, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 12 – Accounts Payable" for further details.

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into the Credit Agreement, which provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”).

On May 2, 2025, the Company entered into the Amendment among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), which amends the Credit Agreement. The Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediate prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000. Refer to “Item 5 – Other Information” of this Quarterly Report on Form 10-Q for further details of the Amendment.

The Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 million (the “Euro Term Loan”) (collectively, the “Term Loans”). Following the first amendment to the Credit Agreement, which was entered into on November 29, 2024, the Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term Secured Overnight Financing Rate ("SOFR") plus 3.00%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate, plus 2.00%, subject to a base rate floor of 1.00%. Following the second amendment to the Credit Agreement, which was entered into on December 13, 2024, the Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 3.25%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

No borrowings were outstanding under the Revolving Credit Facility at March 31, 2025 and December 31, 2024. The Company made term loan repayments of $3 during each of the three months ended March 31, 2025 and 2024. Chemours also had $52 and $47 in letters of credit issued and outstanding under the Revolving Credit Facility at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.3% and 5.6%, respectively. Also, at March 31, 2025, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

Accounts Receivable Securitization Facility

The Company, through a wholly-owned special purpose entity (“SPE”), maintains an amended and restated receivables purchase agreement dated March 9, 2020, which was amended on March 5, 2021 and further amended on November 24, 2021 and March 23, 2023 (the “Amended Purchase Agreement”). Pursuant to the Amended Purchase Agreement, the Company does not maintain effective control over the transferred receivables and therefore accounts for these transfers as sales of receivables.

On March 28, 2025, the Company entered into an amendment (the “Fourth Amendment”) to its Amended Purchase Agreement to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 to $165.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three months ended March 31, 2025 and 2024, the Company received $325 and $285, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $353 and $325, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $134 and $112 at March 31, 2025 and December 31, 2024, respectively. The Company incurred $1 of fees associated with the Securitization Facility during each of the three months ended March 31, 2025 and 2024, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

In the third quarter of 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three months ended March 31, 2025, the Company made principal payments of $5 to the financing company, and the remaining $5 is to be repaid within the next twelve months.

Maturities

The Company has required quarterly principal payments related to the Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company is not required to make additional principal payments in 2025.

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2025	$8	$13	$5	$10	$5	$41
2026	11	11	7	—	—	29
2027	506	8	7	—	—	521
2028	2,254	9	7	—	—	2,270
2029	620	4	7	—	—	631
Thereafter	600	4	123	—	—	727
Total payments	3,999	49	156	10	5	4,219
Less: Imputed interest	—	(6)	(66)	—	—	(72)
Total principal maturities on debt	$3,999	$43	$90	$10	$5	$4,147

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,054	$1,053	$1,056	$1,065
Tranche B-3 euro term loan due August 2028 (€415 million at March 31, 2025 and December 31, 2024)	447	448	432	439
Senior unsecured notes:
5.375% due May 2027	495	482	495	477
5.750% due November 2028	783	723	783	728
4.625% due November 2029	620	530	620	538
8.000% due January 2033	600	563	600	587
Total senior debt principal	3,999	$3,799	3,986	$3,834
Less: Unamortized issue discounts	(18)		(19)
Less: Unamortized debt issuance costs	(22)		(24)
Total senior debt, net	$3,959		$3,943

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Employee-related costs (1)	$65	$65
Accrued litigation (2)	95	96
Asset retirement obligations (3)	93	93
Miscellaneous (4)	116	115
Total other liabilities	$369	$369
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $102 and $101 when combined with the current portion at March 31, 2025 and December 31, 2024, respectively (see “Note 13 – Other Accrued Liabilities”). During the three months ended March 31, 2025, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $24 and $25 at March 31, 2025 and December 31, 2024, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Asbestos	$61	$61
PFAS (1):
PFOA (2)	24	40
Other PFAS matters (3)	81	81
All other matters	26	26
Total accrued litigation	$192	$208
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
(3)
Other PFAS matters includes matters under the "PFAS" section within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at March 31, 2025 and December 31, 2024.

	Balance Sheet Location	March 31, 2025	December 31, 2024
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$97	$112
Long-term accrued litigation	Other liabilities (Note 15)	95	96
Total accrued litigation		$192	$208

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $2,000 is available after consideration of the funding of the payment to the State of Ohio and supplemental payment to the State of Delaware. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the three months ended March 31, 2025 and 2024, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $43 and $23, respectively, excluding litigation-related settlements.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at March 31, 2025 and December 31, 2024, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received approximately $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. In April 2025, two Demands for Arbitration were sent to additional noticed insurance carriers.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both March 31, 2025 and December 31, 2024, there were approximately 800 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. We finalized the settlement agreement in March 2025. Per the terms of the agreement in principle, the Company assumed approximately 20 current SGPI asbestos cases as well as all future SGPI asbestos and product liability claims. The agreement also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At March 31, 2025 and December 31, 2024, Chemours had accruals of $61 related to these matters, respectively. Asbestos reserves recorded include estimated losses for current claims as well as an estimate of losses for future claims, except for the SGPI asbestos and product liability claims. Because of the limited history of SGPI asbestos and product liability claims, the Company has concluded that it is not able to reasonably estimate probable losses for future claims for these matters at this time.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At March 31, 2025 and December 31, 2024, there were 22 cases pending against EID alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

Management believes that a loss is reasonably possible as to the docket as a whole; however, given the evaluation of each benzene matter is highly fact-driven and impacted by disease, exposure, and other factors, a range of such losses cannot be reasonably estimated at this time.

In May 2021, the Company and EID filed suit in Delaware state court against multiple insurance companies for breach of their contractual obligations to indemnify Chemours and EID against liabilities, costs and losses relating to benzene litigation which are covered under liability insurance policies purchased by EID during the period 1967 to 1986. EID and Chemours are seeking payment of all costs and settlement amounts for past and future benzene cases falling under those policies. The outcome of this matter is not expected to have a material impact on Chemours’ results of operations or financial position. Over the course of the litigation, settlements have been negotiated with all of the insurers and Chemours and EID established a joint escrow account. In December 2024, Chemours and EID agreed to a 50/50 distribution of then-available escrow account funds with Chemours receiving $20, representing a release of previously recorded restricted cash.

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

At March 31, 2025 and December 31, 2024, Chemours maintained an accrual of $24 and $40, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through March 31, 2025, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the $24 and $40 accrued at March 31, 2025 and December 31, 2024, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2022, the Judicial Panel on Multi-District Litigation ("JPML") declined to close the Ohio MDL. Trial was scheduled to start in September 2024 for two plaintiffs, with a second trial scheduled to start in March 2025 for two plaintiffs. Prior to the start of the first trial in September, EID and Chemours entered into an agreement in principle with counsel representing MDL plaintiffs providing for settlement for all 45 filed and pending cases in the MDL as well as 29 additional pre-suit claims, under which those cases and claims of settling plaintiffs would be resolved and the MDL closed for $58.5, with Chemours contributing $29.25 and DuPont and Corteva contributing together contributing $29.25. The parties finalized and executed the term sheet as of November 13, 2024 on terms consistent with the above-referenced agreement in principle. In December 2024, the plaintiffs filed an unopposed motion to terminate the MDL. In February 2025, the court entered an order granting the motion and suggesting dissolution of the MDL to the JPML and the JPML closed the MDL. In December 2024, the first payment under the term sheet became payable and Chemours paid its share of $14.75. In March 2025, the second and final payment under the term sheet became payable and Chemours paid its share of the final payment of $14.5.

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

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 900 water provider cases in the AFFF MDL, of which approximately 40 such matters that had been filed as of the Settlement Agreement have submitted opt-outs per below discussion.

For non-water provider cases in the AFFF MDL (approximately 6,000), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases must be completed in September 2025. An initial Tier 2 Group A trial date has been set for October 2025. Also, as of April 2025, the parties are proceeding with product identification discovery on a selection of 12 real property cases, with fact discovery set to be completed in November 2025.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In February 2025, the court issued an order seeking a process for expert reports and Daubert briefing on the general causation on liver and thyroid cancers. The Court plans to hold a “Science Day” in June 2025 to address the claimed association of these diseases with exposure to an AFFF source. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

Since February 2023, two lawsuits have been filed in Illinois state court against numerous defendants, including EID, which also allege personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits.

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

In September 2024, a matter was filed in New Jersey state court against EID, DuPont, Chemours and other defendants alleging personal injury due to exposure to AFFF-related PFAS in drinking water. This matter was transferred to the AFFF MDL.

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

The class represented in the Settlement Agreement is composed of all Public Water Systems, as defined in 42 U.S.C. § 300f, with a current detection of PFAS or that are currently required to monitor for PFAS under the Environmental Protection Agency’s Fifth Unregulated Contaminant Monitoring Rule or other applicable federal or state law (the “Class”). The following systems are excluded from the settlement class: water systems owned and operated by a State or the United States government; small systems that have not detected the presence of PFAS and are not currently required to monitor for it under federal or state requirements; and water systems in the lower Cape Fear River Basin of North Carolina (which are included only if they so request). PFAS, as defined in the Settlement Agreement, includes PFOA and HFPO Dimer Acid among a broad range of fluorinated organic substances. While it is reasonably possible that the excluded systems or claims could result in additional future lawsuits, claims, assessments or proceedings, it is not possible to predict the outcome of any such matters, and as such, the Company is unable to develop an estimate of a possible loss or range of losses, if any, at this time.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of March 31, 2025 and December 31, 2024, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement, and this matter was expected to proceed to trial in March 2025, but was delayed and is pending a new trial date, which is currently not expected to be before November 2025.

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs’ filed a motion to remand, which is pending, as is the decision on transfer of the matter to the AFFF MDL. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

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

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s cross claims.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2024, the City of Columbia, South Carolina (“City of Columbia”) filed suit in South Carolina state court against multiple defendants, including Chemours, EID, and DuPont, who are alleged to be responsible for the release of PFAS into the City of Columbia’s water supply as suppliers to the metal finishing, paper finishing, plastics coating, textile, and aerospace industries. The complaint alleges that a variety of industrial operations have discharged PFAS into the Broad River and the Saluda River, which are the source of the City of Columbia’s drinking water, and that PFAS have been detected at high levels in these rivers and in Lake Murray (a Saluda River impoundment). The City of Columbia seeks compensatory and punitive damages. In January 2025, the Joint Municipal Water and Sewer Commission (“Joint Municipal”), Saluda County Water and Sewer Authority (“Saluda County”), and the Town of Lexington, South Carolina (“Lexington”), all of which also rely upon Lake Murray as a source of drinking water, also filed suit in South Carolina state court against multiple defendants, including Chemours, EID, and DuPont, regarding alleged discharges and seeking compensatory and punitive damages. The City of Columbia, Joint Municipal, Saluda County and Lexington each filed to opt out of the Public Water Class Action Settlement.

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

In January 2025, Berkeley County, South Carolina (“Berkeley”) filed suit in South Carolina state court against several defendants, including Chemours. Berkeley alleges that defendants have manufactured, sold, used, and/or caused discharge of PFAS into Lake Moultrie and Lake Marion, which Berkeley uses for its drinking water intake through a water supply contract with South Carolina Public Service Authority. Berkeley disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The complaint seeks compensatory and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2025, the Water Works Board of the City of Opelika, Alabama (“Opelika”) filed suit in Alabama state court against 3M, the Company, DuPont, Corteva, Chromalloy Gas Turbine, Contitech, Duracell, Freudenberg-Nok, Henkel, Interface, Interfaceflor, JFA LLC, Kimberly-Clark, Kleen-Tex, Milliken, M+A Matting, Mountville Mills, Specialty Fabrics & Converting, Waste Away Group, Waste Management, West Point Foundry And Machine, Westpoint Home, Westrock Packaging Systems, and Fictitious Defendants A-Z, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Opelika seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Opelika’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Opelika filed to opt out of the Public Water Class Action Settlement.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation.

In December 2024, the State of Texas filed a Deceptive Trade Practices action in federal court against 3M Company, EID, DuPont and Corteva alleging that the companies engaged in deceptive trade practices by failing to disclose certain health risks and environmental harm related to PFAS. The lawsuit alleges that the EID defendants’ corporate restructurings were designed to avoid liability for these actions. The suit seeks injunctive relief and civil penalties. In January 2025, the case was removed to federal court.

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

Since January 2025, sixteen lawsuits have been filed in New Jersey, New York, Delaware and Illinois on behalf of multiple plaintiffs alleging, inter alia, personal injury related to exposure to PFAS. The complaints demand compensatory and punitive damages. The cases are in the process of being tagged to the AFFF MDL.

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

In Delaware state court, a putative class action was filed in May 2019 against two electroplating companies, 3M and EID, and two other defendants added in an amended complaint, alleging responsibility for PFAS contamination, including PFOA and PFOS, in drinking water and the environment in the nearby community. In November 2023, a motion to amend the complaint was filed seeking to add Chemours as a defendant. The putative class of residents alleges negligence, nuisance, trespass, and other claims and seeks medical monitoring, personal injury and property damages, and punitive damages. The matter has been removed to federal court. In January 2025, the federal magistrate recommended that summary judgment be entered in favor of EID and two other defendants based on lack of any record connecting the PFAS contamination alleged with products sold by these defendants. In March 2025, the court accepted the magistrate’s recommendation and entered summary judgment as to EID and those other two defendants.

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

In April 2024, three defendants in a 2022 Massachusetts federal court putative class action alleging PFAS contamination and related in part to the Massachusetts Natural Fertilizer Company Site, The Newark Group, Seaman Paper Company and Otter Farm, Inc., filed cross claims against the Company, DuPont, Corteva, EID and other defendants, including John Doe defendants, for the sole purpose of pleading and protecting any claims for indemnity or contribution they may have against the cross claim defendants, if they are found liable in the underlying putative class action. In October 2024, the Court disallowed the cross claims which ends the matter as to the Company. In December 2024, The Newark Group moved for the court to reconsider its denial of the cross claims against the Company and others and argues that the Court misapplied the law on timeliness and proper joinder. In April 2025, the court denied the motion for reconsideration.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In February 2025, a second putative class action was filed in federal court in Massachusetts, this time against EID, Dupont De Nemours, Corteva, Ball Corporation, Rust-Oleum Corporation, New England Waste Systems d/b/a Casella Organics, Synagro Technologies, New England Fertilizer Company, NEFCO, and the Company. The complaint alleges Defendants are responsible for PFAS contamination from the Massachusetts Natural Fertilizer Company Site. As to the DuPont entities, Corteva and the Company, the complaint alleges medical monitoring, negligence, and breach of warranty for failure to warn and seeks compensatory and punitive damages as well as medical monitoring and other injunctive and declaratory relief.

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

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025.

In August 2024, a putative national class action was filed in federal court in Minnesota against 3M, EID and Chemours related to PFAS in carpet. Violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims. EID and Chemours filed a motion to dismiss.

In November 2024, Aladdin Manufacturing Corporation, Mohawk Industries, Inc. and Mohawk Carpet, LLC (hereinafter “Mohawk”), which are carpet manufacturers with operations in Georgia, sued carpet treatment chemical suppliers 3M, EID, Daikin and the Company in Georgia state court alleging fraud, misrepresentation, contractual and common law indemnity, negligence, nuisance, punitive damages and other claims related to future and past PFAS liabilities and attorney’s fees incurred by Mohawk. Mohawk alleges concealment and misrepresentation by the suppliers related to PFAS and the carpet treatment chemicals supplied. Mohawk further claims that it has been named as a defendant in at least 8 lawsuits brought by water suppliers downstream of its carpet manufacturing operations and has already paid over $100 in settlements of some of those matters. Mohawk seeks a declaratory judgment holding the suppliers responsible for its PFAS liabilities, including damages to Mohawk’s property interests, past, present, and future compensatory damages, including settlements already paid, attorneys’ fees and punitive damages. In January 2025, DuPont and the Company filed a counterclaim against Mohawk asserting contribution, indemnity, frivolous and abusive litigation, declaratory judgment, and punitive damages seeking damages, fees and expenses as well as a declaratory judgment that Plaintiffs must pay for, or reimburse Defendants for, any past or future judgments and settlement costs incurred in past, current, or future litigation arising out of Plaintiffs’ improper wastewater disposal practices.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2024, the City of Dalton, Georgia, acting through its Board of Water, Light and Sinking Fund Commissioners, d/b/a Dalton Utilities (hereinafter “Dalton”) sued 3M, EID, Daikin, INV Performance Surfaces, Aladdin Manufacturing, Shaw Industries, unnamed DOES and the Company in federal court in Georgia. Dalton has received and treated waste from carpet and flooring manufacturers since the 1970s and alleges that Defendants have caused long-running contamination of Dalton’s wastewater treatment operations through the sale, use and disposal of PFAS. Dalton’s operations include Riverbend Land Application System (“LAS”) where treated wastewater is land-applied, as well as three wastewater treatment plants (collectively, the “POTW”). Dalton alleges that the Defendants sold and used PFAS containing carpet treatment chemicals while knowing the PFAS would not be removed by the POTW. Dalton further alleges that Defendants did not provide disclosures or warnings to Dalton or the public. CERCLA (as defined below) is asserted as the basis for cost recovery and for a declaration of Defendants’ joint and several liability for past and future response costs by the POTW and abatement of PFAS. Dalton also alleges negligence, nuisance, trespass, strict liability and violations of various state statutes and seeks compensatory and punitive damages and attorneys’ fees and costs. In April 2025, Dalton filed an amended complaint.

In December 2024, Murray County, Georgia sued 3M, Daikin, Invista, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EID, Corteva and the Company in Georgia state court alleging PFAS contamination from disposal of carpet manufacturing wastes into its landfills. Murray County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks damages arising from PFAS contamination of its property. Murray County also seeks punitive damages, attorneys’ fees and costs.

In January 2025, Catoosa County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, and EID in Georgia state court alleging PFAS related to carpet manufacturing was manufactured, used, and discharged by Defendants and exists at dangerous levels in its landfill, and in its surface water, leachate, groundwater, and methane gas. Catoosa County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks past and future compensatory and statutory damages for remediation, abatement, interference with use and enjoyment of property, and diminished property values. Catoosa County also seeks punitive damages, attorneys’ fees, and costs.

In January 2025, James and Pamela Stephens filed a lawsuit in Georgia state court against the City of Calhoun, 3M, INV Performance Surfaces, Daikin, Arrowstar, Aladdin, Mohawk, Shaw, Milliken, Mannington Mills, Dixie Group, Marquis Industries, EID and the Company. Plaintiffs assert that PFAS containing waste from defendant carpet manufacturers and suppliers was sent to Calhoun’s treatment facility and Calhoun disposed of its post treatment sludge on nearby and adjacent property which resulted in PFAS contamination to their historic home, property, creek and drinking water. Plaintiffs’ assertions include negligence, nuisance, and trespass, and they seek compensatory and punitive damages as well as abatement, removal of PFAS from their property, attorneys’ fees and costs.

In January 2025, Gordon County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, Corteva, EID and the Company in Georgia state court alleging PFAS related to carpet manufacturing was manufactured, used, and discharged by Defendants and exists at dangerous levels in its landfill, and in its storm water runoff, leachate, groundwater, and methane gas. Gordon County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks past and future compensatory and statutory damages for remediation, abatement, interference with use and enjoyment of property, and diminished property values. Gordon County also seeks punitive damages, attorneys’ fees, and costs.

In January 2025, 1001 Newark Ave. Associates, LLC filed a lawsuit in New Jersey federal court against General Spray Drying Services, Inc., Fabvan Sales Company (d/b/a Geral Spray Drying), EID, DuPont de Nemours, Corteva, Chemours and other defendants related to alleged contamination at a property in Elizabeth, NJ. The complaint alleges that General Spray’s processing operations resulted in discharges of other defendants’ PFAS and that these compounds have contaminated underlying soil and groundwater. The Complaint is brought under CERCLA and the New Jersey Spill Compensation and Control Act and seeks, inter alia, recovery of costs for the investigation and remediation of PFAS at the property and declaratory judgments relating thereto.

In February 2025, the Mayor and Aldermen of the City of Savannah, Georgia (“Savannah”) filed suit in Georgia state court against multiple defendants, including the Company, DuPont, Corteva, and EID, alleging that all caused or contributed to PFAS in Plaintiffs’ water supply that is used to produce drinking water. The complaint alleges negligence, nuisance, trespass, abatement of nuisance, failure to warn, statutory violations, and punitive damages. Savannah also seeks compensatory damages as well as attorneys’ fees, costs and punitive damages. Savannah also seeks a court order requiring defendants to abate and remove PFAS from the water supply. Savannah opted out of the Public Water System Class Action Settlement. In March 2025, the matter was removed to federal court and sought transfer to the AFFF MDL.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In January 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by Johnny Oscar Moretz (“Moretz”) alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Chemours and EID have not yet been served in this matter. Moretz alleges that the defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages.

In April 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by multiple plaintiffs alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiffs allege that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages.

In April 2025, the City and County of Butte-Silver Bow, Montana filed suit in Montana federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) as well as over 80 statutory and common law claims, including consumer fraud, deceptive trade practices, and unfair competition laws. The complaint also includes product liability claims.

In April 2025, Coosa River Basin Initiative, Raymond J. Perkins, Jr., and J. Perkins Farms, LLC filed suit against 3M, EID, Corteva, Dupont De Nemours, Inv Performance Surfaces, Daikin, Shaw, Aladdin, Mohawk, the City of Dalton, and the Company in federal court in Georgia alleging the Defendants caused PFAS contamination of the Dalton Land Application System thereby causing downstream PFAS contamination as well as damage to the plaintiffs property. The plaintiffs assert negligence, nuisance, abatement and punitive damages counts as well as various additional counts against certain other defendants, including federal and state violations. The plaintiffs seek injunctive and declaratory relief as well as any other relief the court deems just, proper and equitable.

In March 2025, a lawsuit was filed against EID, Corteva, DuPont and other defendants in Philadelphia County Court of Common Pleas on behalf of seven former major league baseball players. Plaintiffs allege that their injuries, including brain, testicular or thyroid cancer, were caused by exposure to PFAS via AstroTurf at Veterans Stadium. The lawsuit demands compensatory and punitive damages.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claim. As such, as of March 31, 2025, the Company has not accrued for any amounts related to the fund mentioned above. Although the Company believes a loss is probable and could be material, it is not estimable at this time due to various reasons including, among others, that such discussions are in their early stages and have significant issues to be resolved.

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

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the three months ended March 31, 2025, the Company recorded an immaterial amount related to one or more of these matters.

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

Discovery is ongoing in the Chambers Works matter, with trial to begin on May 19, 2025. The court has ordered that the trial will proceed initially through a series of “mini-trials”, per the following: Third Amended Complaint Spill Act (Count 1) (liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendants EID and 3M; Spill Act (Count 1)(liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendant Chemours; Water Pollution Act (Count 2)(liability) against defendants EID and Chemours; Fraudulent transfer (actual and constructive)(Counts 13-16) against all defendants except 3M); Industrial Site Recovery Act (Count 3)(against all defendants except 3M); the CRACO defense; and the Government contractor defense. Discovery has also been ongoing in the Pompton Lakes matter with future deadlines in such matter to be addressed in a future scheduling order. In the lead up to a trial date, the Company has had discussions with NJDEP regarding these matters, however, these discussions, including any amounts with respect to a potential RFS at a site, may not to be indicative of the merits of the Company’s position or the ultimate outcome of the matter, with respect to the underlying claims.

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

On February 28, 2025, NJDEP sent to Chemours a letter indicating that the agency had placed the Chambers Works facility under discretionary direct oversight status, applicable to both Chemours and EID. The letter included requirements similar to those at issue in the ongoing litigation, including establishing a remediation funding source and paying all NJDEP oversight costs. Defendants raised this matter with the Court and sought withdrawal of the February 2025 letter by NJDEP. While NJDEP recognized that the letter’s requirements are currently stayed, it has not withdrawn the letter. Chemours and EID have appealed the February 2025 letter in the New Jersey Superior Court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and in June 2024 received a subpoena from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In April 2024, June 2024, July 2024, August 2024 and October 2024, the Company received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In April 2025, two stockholder derivative actions were filed in Delaware state court against the Company, former officers of the Company, and past and current members of the Board. The complaints allege, inter alia, claims of breach of fiduciary duty and unjust enrichment. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of loss, if any, as the matters are in their early stages with significant issues to be resolved, including, for certain matters, whether a claim will be made.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred $1 of costs for these indemnification agreement requests during the three months ended March 31, 2024. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of March 31, 2025 as it cannot estimate the ultimate outcome at this time.

Environmental Overview

Chemours, due to the terms of the Separation-related agreements with EID, is subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before it spun-off Chemours. Much of this liability results from the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”, often referred to as “Superfund”), the Resource Conservation and Recovery Act, and similar federal, state, local, and foreign laws. These laws may require Chemours to undertake certain investigative, remediation, and restoration activities at sites where ownership was transferred to Chemours under the Separation-related agreements or at sites where EID-generated waste was disposed before the 2015 separation. The accrual also includes estimated costs related to a number of sites identified for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the Company’s environmental remediation liabilities at March 31, 2025 and December 31, 2024 for the six sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	March 31, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$30	$31
Dordrecht Works, Netherlands	30	28
Fayetteville Works, Fayetteville, North Carolina (1)	344	351
Pompton Lakes, New Jersey	41	41
Washington Works, West Virginia	24	25
All other sites	98	95
Total environmental remediation	$567	$571
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current environmental remediation	$100	$115
Long-term environmental remediation	467	456
Total environmental remediation	$567	$571

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by several years of operation, maintenance, and monitoring (“OM&M”) activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $710 above the amount accrued at March 31, 2025. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

In October 2021, EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA planned to take specific actions through 2024, including establishing a national primary drinking water regulation for PFOA and PFOS and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to the Toxic Substances Control Act (“TSCA”) section 4. Chemours has received various test orders and has formed consortia to jointly manage compliance with the test order requirements. Chemours expects to receive future test orders, however the timing of the remaining test orders is not determinable at this time. The timing of the draft Effluent Limitations Guidelines for PFAS manufacturers as announced in the PFAS Strategic Roadmap is uncertain. In April 2025, EPA outlined actions that it will be taking to address PFAS across its program offices, including with respect to the implementation of the TSCA testing strategy and developing Effluent Limitations Guidelines ("ELGs").

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, Chemours filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, which was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”), and another PFAS compound (PFBS). On July 13, 2022, the Company filed a Petition for Review of the GenX compounds health advisory, and the Third Circuit held argument on the petition in January 2024. In July 2024, the Third Circuit dismissed the Company’s petition for lack of subject matter jurisdiction, finding the health advisory was not a final agency action.

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. This appeal is now being held in abeyance until May 2025 to allow EPA to review the underlying rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed a Letter of Intent ("LOI") that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $25 and $24 are included in the environmental remediation balance as of March 31, 2025 and December 31, 2024, respectively. Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency (‘DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In January 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has taken and continues to take actions to reduce discharges, and are evaluating DCMR's recent response and all available legal actions and recourse available to the Company. The Company has not recorded a liability for this matter at March 31, 2025 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, the Company fails to comply with the discharge limits for the compound. As of March 31, 2025, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of March 31, 2025 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

Chemours incurred environmental remediation expenses of $10 and $13 for the three months ended March 31, 2025 and 2024, respectively, of which $4 and $7 for the three months ended March 31, 2025 and 2024, respectively, relate to Fayetteville (discussed further below).

Fayetteville Works, Fayetteville, North Carolina

Fayetteville has been in operation since the 1970s and is located next to the Cape Fear River southeast of the City of Fayetteville, North Carolina. HFPO Dimer Acid is manufactured at Fayetteville. The Company has operated the site since its Separation from EID in 2015.

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
On-site remediation	$185	$188
Off-site groundwater remediation	159	163
Total Fayetteville environmental remediation	$344	$351

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Current environmental remediation	$59	$68
Long-term environmental remediation	285	283
Total Fayetteville environmental remediation	$344	$351

Off-site replacement drinking water supplies

The CO requires the Company to provide permanent replacement drinking water supplies, including via connection to public water supply, whole building filtration units and/or RO units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells. Qualifying surrounding properties with private drinking water wells that have tested for GenX above the state provisional health goal of 140 ppt, or any applicable health advisory, whichever is lower, may be eligible for public water or a whole building filtration system. NC DEQ provided notice that the June 2022 release of the final health advisory for GenX compounds by EPA constituted an applicable health advisory for determining eligibility for public water or whole house filtration system. Additionally, under the CO, qualifying surrounding properties with private drinking water wells that have tested above 10 ppt for other perfluorinated compounds (“Table 3 Compounds”) are eligible for three under-sink RO units. The Company provides bottled drinking water to a qualifying property when it becomes eligible for a replacement drinking water supply, and continues to provide delivery of bottled drinking water to the qualifying property until the eligible supply is established or installed. Under the terms of the CO, Chemours must make the offer to install a water treatment system to property owners in writing multiple times, and property owners have approximately one year to accept the Company’s offer before it expires. In September 2021, the Company entered into an agreement with Bladen County, North Carolina to fund public water system upgrades and connections associated with providing permanent replacement drinking water supplies under the CO.

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

At March 31, 2025 and December 31, 2024, the Company had $137 and $141 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of March 31, 2025 and December 31, 2024, the Company had $22 and 21, respectively, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

On-site surface water and groundwater remediation

Abatement and remediation measures already taken by Chemours, including the capture and disposal of its operations process wastewater and other interim actions, have addressed and abated nearly all PFAS discharges from the Company’s continuing operations at Fayetteville. However, the Company continues to have active dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives related to the impact of site surface water and groundwater contamination from historical operations, during and subsequent to the optimization period of the groundwater treatment system and following installation of the barrier wall.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $185 and $188 at March 31, 2025 and December 31, 2024, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company is in discussions with EPA regarding PFAS-related allegations at its sites, including the February 2019 NOV, and as of March 31, 2025, management believes a loss is reasonably possible, but not estimable at this time.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In January 2025, the court informed the parties that trial will be scheduled for September 29, 2025.

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

As of March 31, 2025, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Other Environmental and Environmental-Related Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect hydrofluorocarbons ("HFCs") produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. While the ultimate outcome of this matter is uncertain at this time, management believes that a loss is probable and has accrued €1 million related to this matter as of March 2025.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at March 31, 2025 and December 31, 2024, respectively, with respect to this indemnification.

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the NPDES permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. At this early stage of the litigation, management believes that a loss is reasonably possible but not estimable.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $5 and $1 for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

On March 3, 2025, Chemours granted approximately 1,954,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the three months ended March 31, 2025.

Three Months Ended March 31, 2025
Risk-free interest rate	3.98%
Expected term (years)	6.00
Volatility	56.58%
Dividend yield	7.22%
Fair value per stock option	$4.17

The Company recorded $2 and $3 in stock-based compensation expense specific to its stock options for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, approximately 5,164,000 stock options remained outstanding.

Restricted Stock Units

During the three months ended March 31, 2025, Chemours granted approximately 684,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $1 in stock-based compensation expense specific to its RSUs for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, approximately 1,599,000 remained non-vested.

Performance Share Units

On March 3, 2025, Chemours granted approximately 224,000 performance share units (“PSUs”) to key senior management employees. Upon vesting, these awards convert one-for-one to Chemours’ common stock if specified performance goals, including certain market-based conditions, are met over the three-year performance period specified in the grant, subject to exceptions through the vesting period of three years. Each grantee is granted a target award of PSUs, and may earn between 0% and 200% of the target amount depending on the Company’s performance against stated performance goals.

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

The Company recorded stock-based compensation expense of less than $1 and a net reversal of stock-based compensation expense of $3 specific to its PSUs for the three months ended March 31, 2025 and 2024, respectively, based on its assessment of Company performance relative to award-based financial objectives. At March 31, 2025, approximately 298,000 PSUs at 100% of the target amount remained non-vested.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Performance Stock Options

On March 3, 2025, the Company granted approximately 763,000 performance stock options ("PSOs") to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the three months ended March 31, 2025.

Three Months Ended March 31, 2025
Risk-free interest rate	4.12%
Expected term (years)	6.07
Volatility	55.32%
Dividend yield	7.22%
Fair value per performance stock option (1)	$3.90
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded less than $1 in stock-based compensation expense specific to its PSOs for both the three months ended March 31, 2025 and 2024, respectively.

Note 18. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(23)	(6)	59	(1)	29
Balance at March 31, 2025	$16	$(2)	$(295)	$(57)	$(338)

Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive income (loss)	11	6	(21)	4	—
Balance at March 31, 2024	$11	$(2)	$(195)	$(88)	$(274)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Financial Instruments

Objectives and Strategies for Holding Financial Instruments

In the ordinary course of business, Chemours enters into contractual arrangements to reduce its exposure to foreign currency risks. The Company has established a financial risk management program, which includes distinct risk management instruments: (i) foreign currency forward contracts, which are used to minimize the volatility in the Company’s earnings related to foreign exchange gains and losses resulting from remeasuring its monetary assets and liabilities that are denominated in non-functional currencies; (ii) foreign currency forward contracts, which are used to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of the Company’s international subsidiaries that use the euro as their functional currency; (iii) interest rate swaps, which are used to mitigate the volatility in the Company’s cash payments for interest due to fluctuations in variable interest rates, as is applicable to the portion of the Company’s senior secured term loan facility denominated in U.S. dollars; and, (iv) euro-denominated debt and cross-currency swaps, both of which are used to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar for certain of its international subsidiaries that use the euro as their functional currency. The Company’s financial risk management program reflects varying levels of exposure coverage and time horizons based on an assessment of risk. The program operates within Chemours’ financial risk management policies and guidelines, and the Company does not enter into derivative financial instruments for trading or speculative purposes.

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At March 31, 2025, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $185, and an average maturity of one month. At December 31, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196, and an average maturity of one month. Chemours recognized net losses of $2 and $1 for the three months ended March 31, 2025 and 2024, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At March 31, 2025, the Company had 185 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $201, and an average maturity of five months. At December 31, 2024, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178, and an average maturity of four months. Chemours recognized a pre-tax loss of $4 and a pre-tax gain of $4 for the three months ended March 31, 2025 and 2024, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2025 and 2024, $2 of gain and less than $1 of loss was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax gain, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At March 31, 2025 and December 31, 2024, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized a pre-tax loss of $1 and a pre-tax gain of $4 for the three months ended March 31, 2025 and 2024, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2025 and 2024, less than $1 of loss and less than $1 of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $15 and a pre-tax gain of $14 for the three months ended March 31, 2025 and 2024, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three months ended March 31, 2025 and 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Cross-Currency Swaps

The Company recognized a pre-tax loss of $16 for the three months ended March 31, 2025 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three months ended March 31, 2025.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at March 31, 2025 and December 31, 2024.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2025	December 31, 2024
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	2	7
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 7)	—	5
Total asset derivatives		$2	$13

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	2	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	3	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 13)	11	—
Total liability derivatives		$16	$4

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three months ended March 31, 2025 and 2024.

				Accumulated
				Other
	Cost of	Interest	Other	Comprehensive
Three Months Ended March 31,	Goods Sold	Expense, Net	Income, Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	(4)
Interest rate swaps designated as a cash flow hedge	—	—	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(15)
Cross-currency swap designated as a net investment hedge	—	—	—	(16)

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	—	—	—	4
Interest rate swaps designated as a cash flow hedge	—	—	—	4
Euro-denominated debt designated as a net investment hedge	—	—	—	14

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Service cost	$(2)	$(2)
Interest cost	(3)	(4)
Expected return on plan assets	6	6
Amortization of actuarial loss	(1)	(2)
Settlement gain	—	1
Total net periodic pension cost	$—	$(1)

Net gain	$—	$3
Amortization of actuarial loss	1	2
Recognition of settlement gain	—	(1)
Effect of foreign exchange rates	(2)	1
(Cost) benefit recognized in other comprehensive income	(1)	5
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(1)	$4

The Company made cash contributions of $4 to its defined benefit pension plans during each of the three months ended March 31, 2025 and 2024, respectively. The Company expects to make additional cash contributions of $2 to its defined benefit pension plans during the remainder of 2025.

Note 21. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$464	$713
Restricted cash and restricted cash equivalents (1)	50	50
Cash, cash equivalents, restricted cash and restricted cash equivalents	$514	$763
(1)
At March 31, 2025 and December 31, 2024, the restricted cash and restricted cash equivalent balance includes $50 of cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. See “Note 16 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended March 31, 2025
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$466	$597	$294
Segment cost of goods sold	312	544	250
Segment selling, general and administrative expense	25	28	33
Segment research and development expense	7	7	12
Add back: Depreciation and amortization (2)	16	31	35
Equity in earnings of affiliates	2	—	6
Other segment items (3)	(5)	(1)	(4)
Segment Adjusted EBITDA	$141	$50	$32

March 31, 2025
Segment information from Interim Consolidated Balance Sheets:
Total assets	$1,646	$2,290	$1,759
Investments in affiliates	75	—	90

Three Months Ended March 31, 2025
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	33	37	13

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Three Months Ended March 31, 2024
Segment information from Interim Consolidated Statements of Operations:
Net sales to external customers (1)	$454	$591	$303
Segment cost of goods sold	277	514	252
Segment selling, general and administrative expense	26	28	38
Segment research and development expense	8	7	12
Add back: Depreciation and amortization (2)	13	31	21
Equity in earnings of affiliates	2	—	10
Other segment items (3)	4	4	(18)
Segment Adjusted EBITDA	$150	$69	$30

December 31, 2024
Segment information from Consolidated Balance Sheets:
Total assets	$1,541	$2,289	$1,748
Investments in affiliates	72	—	81

Three Months Ended March 31, 2024
Segment information from Interim Consolidated Statements of Cash Flow:
Purchases of property, plant and equipment	24	19	54
(1)
Segment net sales to external customers are provided by product group in "Note 3 – Net Sales".
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation for instances in which the above financial information for the Company's reportable segments does not sum to consolidated amounts.

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended March 31, 2025
Net sales to external customers	$1,357	$11	$—	$1,368
Depreciation and amortization	$82	$1	$5	$88
Purchases of property, plant, and equipment	$83	$1	$—	$84

Three Months Ended March 31, 2024
Net sales to external customers	$1,348	$14	$—	$1,362
Depreciation and amortization	$65	$1	$5	$71
Purchases of property, plant, and equipment	$97	$2	$3	$102

Total Assets (1)
March 31, 2025	$5,695	$96	$1,603	$7,394
December 31, 2024	$5,578	$97	$1,838	$7,513
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Thermal & Specialized Solutions	$141	$150
Titanium Technologies	50	69
Advanced Performance Materials	32	30
Segment Adjusted EBITDA	223	249
Other non-reportable segment Adjusted EBITDA	1	2
Corporate expenses (1)	(57)	(55)
Unallocated Items:
Interest expense, net	(66)	(63)
Depreciation and amortization	(88)	(71)
Non-operating pension and other post-retirement employee benefit income	2	1
Exchange (losses) gains, net	(3)	1
Restructuring, asset-related, and other charges (2) (Note 4)	(21)	(4)
Gain on sales of assets and businesses, net	1	3
Transaction costs (3)	(1)	(5)
Qualified spend recovery (4)	9	7
Litigation-related charges	—	5
Income (loss) before income taxes	$—	$70
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
Accelerated depreciation charges of $11 incurred as part of the Company's decision to exit its SPS CapstoneTM business are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(3)
For the three months ended March 31, 2025 and 2024, transaction costs includes $1 and $5, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
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

This MD&A should be read in conjunction with the unaudited Interim Consolidated Financial Statements and the related notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our forward-looking statements are based on certain assumptions and expectations of future events that may not be accurate or realized. These statements, as well as our historical performance, are not guarantees of future performance. Forward-looking statements also involve risks and uncertainties that are beyond our control. Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. Factors that could cause or contribute to these differences include, but are not limited to, the risks, uncertainties, and other factors discussed in the Forward-looking Statements and the Risk Factors sections in our Annual Report on Form 10-K for the year ended December 31, 2024, and as otherwise discussed in this report. We assume no obligation to revise or update any forward-looking statement for any reason, except as required by law.

Overview

We are a leading, global provider of performance chemicals that are key inputs in end-products and processes in a variety of industries. We deliver customized solutions with a wide range of industrial and specialty chemical products for markets, including refrigeration and air conditioning, coatings, plastics, transportation, semiconductor and consumer electronics, general industrial, and oil and gas. Our principal products include refrigerants, titanium dioxide (“TiO2”) pigment and industrial fluoropolymer resins. We manage and report our operating results through three principal reportable segments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Our Thermal & Specialized Solutions segment is a leading, global provider of refrigerants, thermal management solutions, propellants, blowing agents, and specialty solvents. Our Titanium Technologies segment is a leading, global provider of TiO2 pigment, a premium white pigment used to deliver whiteness, brightness, opacity, and protection in a variety of applications. Our Advanced Performance Materials segment is a leading, global provider of high-end polymers and advanced materials that deliver unique attributes, including low friction coefficients, extreme temperature resistance, weather resistance, ultraviolet and chemical resistance, and electrical insulation. Our Performance Chemicals and Intermediates business is presented under Other Non-Reportable Segment.

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

The Chemours Company

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

Recent Developments

Surface Protection Solutions ("SPS") CapstoneTM Exit

In January 2025, we approved a restructuring plan to exit our SPS CapstoneTM business and begin the shutdown process for the underlying manufacturing asset across the Washington Works and Chambers Works sites, as well as the Villers St. Paul site pending local regulatory approval. This action was taken due to regulatory changes and uncertainty that have caused reduced demand and market deselection of telomer-based chemistries, making SPS economic unfavorable going forward. As a result, during the three months ended March 31, 2025, we recorded charges of $27, consisting of non-cash asset-related charges of $12, employee separation charges of $13 and decommissioning and other charges of $2. Refer to “Note 4 – Restructuring, Asset-Related and Other Charges” to the Interim Consolidated Financial Statements for further detail.

Amendment to Amended and Restated Credit Agreement

On May 2, 2025, we entered into Amendment No. 3 (the “Amendment”) among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), which amends the Second Amended and Restated Credit Agreement, dated as of August 18, 2023, among the Company, the lenders from time to time party thereto and the Administrative Agent. The Amendment increased the total net leverage ratio thresholds governing the applicable rate for our revolving commitments existing immediate prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000.0 million. Refer to "Item 5 – Other Information" of this Quarterly Report on Form 10-Q for further details.

Manufacturing Agreement with Navin Fluorine International, Ltd.

In May 2025, we signed a liquid cooling asset manufacturing agreement with Navin Fluorine International, Ltd. to produce two-phase immersion cooling fluid. This development represents progress against the key pillars of our Pathway to Thrive strategy with notable advancements in our Enabling Growth pillar driving year-over-year OpteonTM growth.

Tariffs

The chemicals sector has been impacted by recent changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the U.S. as well as foreign retaliatory tariffs. We intend to implement mitigation efforts to create supply chain flexibility, take certain pricing actions and evaluate opportunities to source products not directly impacted by the current tariffs. The long-term impact of tariffs on our business, financial condition and results of operations remains uncertain.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Net sales	$1,368	$1,362
Cost of goods sold	1,132	1,078
Gross profit	236	284
Selling, general, and administrative expense	123	137
Research and development expense	27	28
Restructuring, asset-related, and other charges	33	4
Total other operating expenses	183	169
Equity in earnings of affiliates	8	13
Interest expense, net	(66)	(63)
Other income, net	5	5
Income before income taxes	—	70
Provision for income taxes	4	16
Net (loss) income	(4)	54
Net (loss) income attributable to Chemours	$(4)	$54
Per share data
Basic (loss) earnings per share of common stock	$(0.03)	$0.36
Diluted (loss) earnings per share of common stock	(0.03)	0.36

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three months ended March 31, 2025, compared with the same period in 2024.

Change in net sales from prior period	Three Months Ended March 31, 2025
Price	(4)%
Volume	5%
Currency	(1)%
Portfolio	—%
Total change in net sales	—%

Our net sales were relatively flat at $1.4 billion for the three months ended March 31, 2025 and 2024 as a decrease in price of 4% and unfavorable currency movements of 1% were offset by an increase in volume of 5%. The decrease in price and increase in volume was attributed to our Thermal & Specialized Solutions and Titanium Technologies segments.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $54 million (or 5%) to $1.1 billion for the three months ended March 31, 2025, compared with COGS of $1.1 billion for the same period in 2024. The increase in our COGS for the three months ended March 31, 2025 was primarily attributable to higher raw materials costs.

The Chemours Company

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $14 million (or 10%) to $123 million for the three months ended March 31, 2025, compared with SG&A expense of $137 million for the same period in 2024. The decrease in our SG&A expense for the three months ended March 31, 2025 was primarily attributable to lower costs incurred related to the Audit Committee internal review process and lower third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was relatively flat at $27 million for the three months ended March 31, 2025 compared with R&D expense of $28 million for the same period in 2024.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $29 million (or over 100%) to $33 million for the three months ended March 31, 2025, compared with restructuring, asset-related, and other charges of $4 million for the same period in 2024. Our restructuring, asset-related, and other charges for the three months ended March 31, 2025 were attributable to $27 million of charges related to our decision to exit our SPS CapstoneTM business, $5 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan and $1 million of decommissioning and other charges related to the 2024 Restructuring Program. Our restructuring, asset-related, and other charges for the three months ended March 31, 2024 were primarily attributable to $4 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $5 million (or 38%) to $8 million for the three months ended March 31, 2025, compared with equity in earnings of affiliates of $13 million for the same period in 2024. The decrease in our equity in earnings of affiliates was primarily attributable to lower demand in the region where our investees operate.

Interest Expense, Net

Our interest expense, net increased by $3 million (or 5%) to $66 million for the three months ended March 31, 2025, compared with interest expense, net of $63 million for the same period in 2024. The increase in our interest expense, net was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following the issuance of the 2033 Notes in November 2024.

Other Income, Net

Our other income, net remained flat at $5 million for the three months ended March 31, 2025 and 2024.

Provision for Income Taxes

We had a provision for income taxes of $4 million and $16 million for the three months ended March 31, 2025 and 2024, respectively. While the effective tax rate for the three months ended March 31, 2025 was not meaningful, the effective tax rate for the three months ended March 31, 2024 was 23%. The $12 million decrease in our provision for income taxes for the three months ended March 31, 2025 was attributable to decreased profitability and changes to our geographical mix of earnings. We continue to record any changes and impacts of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") in the quarter, which was overall not material to the Company's effective tax rate. We continue to evaluate the realizability of our deferred tax assets based on the profitability of the Company’s operations in various jurisdictions. For the three months ended March 31, 2025 there were no changes deemed necessary to the realizability of the Company’s deferred tax assets; however, uncertainty regarding global trade and other macroeconomic factors, could negatively affect the Company’s ability to utilize certain deferred tax assets in the future.

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

Adjusted earnings before interest, taxes, depreciation, and amortization ("Adjusted EBITDA") is the primary measure of segment profitability used by our Chief Operating Decision Maker ("CODM") and is defined as income before income taxes, excluding the following:

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

A reconciliation of Segment Adjusted EBITDA to the Company's consolidated income before income taxes for the three months ended March 31, 2025 and 2024 is included in “Note 22 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Segment net sales	$466	$454
Adjusted EBITDA	141	150
Adjusted EBITDA margin	30%	33%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the three months ended March 31, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended March 31, 2025
Price	(6)%
Volume	10%
Currency	(1)%
Total change in segment net sales	3%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $12 million (or 3%) to $466 million for the three months ended March 31, 2025, compared with segment net sales of $454 million for the same period in 2024. The increase in segment net sales for the three months ended March 31, 2025 was primarily attributable to an increase in volumes of 10%, partially offset by a decrease in price of 6% and unfavorable currency movements adding a 1% headwind to the segment’s net sales as compared to the same period in the prior year. The increase in volume was primarily attributable to stronger demand for Opteon™ Refrigerant blends in connection with the stationary air conditioning original equipment manufacturer transition under the U.S. AIM Act, paired with increased demand for foam, propellants and other products in the quarter due to timing, partially offset by lower volumes for Freon™ Refrigerant products in connection with the U.S. AIM Act regulatory transition. The decrease in price was primarily related to softer FreonTM Refrigerant portfolio pricing due to elevated hydrofluorocarbon ("HFC") market inventory levels.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2025, segment Adjusted EBITDA decreased by $9 million (or 6%) to $141 million and Adjusted EBITDA margin decreased by approximately 300 basis points to 30%, compared with segment Adjusted EBITDA of $150 million and Adjusted EBITDA margin of 33% for the same period in 2024. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025 were primarily attributable to the aforementioned decrease in price, partially offset by higher demand within the OpteonTM Refrigerants portfolio.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Segment net sales	$597	$591
Adjusted EBITDA	50	69
Adjusted EBITDA margin	8%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the three months ended March 31, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended March 31, 2025
Price	(4)%
Volume	6%
Currency	(1)%
Total change in segment net sales	1%

Segment Net Sales

Our Titanium Technologies segment’s net sales increased by $6 million (or 1%) to $597 million for the three months ended March 31, 2025 compared with segment net sales of $591 million for the same period in 2024. The increase in segment net sales for the three months ended March 31, 2025 was primarily attributable to an increase in volumes of 6%, partially offset by a decrease in price of 4% and unfavorable currency movements adding a 1% headwind to the segment’s net sales as compared to the same period in the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2025 segment Adjusted EBITDA decreased by $19 million (or 28%) to $50 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 8%, compared with segment Adjusted EBITDA of $69 million and Adjusted EBITDA margin of 12% for the same period in 2024. The decreases in segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025 were primarily attributable to the aforementioned decrease in price, with operational headwinds primarily related to cold weather downtime at our U.S. sites offset by continued cost savings.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Segment net sales	$294	$303
Adjusted EBITDA	32	30
Adjusted EBITDA margin	11%	10%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the three months ended March 31, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended March 31, 2025
Price	—%
Volume	(1)%
Currency	(2)%
Total change in segment net sales	(3)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $9 million (or 3%) to $294 million for the three months ended March 31, 2025, compared with segment net sales of $303 million for the same period in 2024. The decrease in segment net sales for the three months ended March 31, 2025 was primarily attributable to a 1% decrease in volume, as well as unfavorable currency movements adding a 2% headwind to the segment’s net sales in the same period of the prior year. Volumes decreased primarily due to weaker demand in more economically sensitive and non-strategic end markets.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended March 31, 2025, segment Adjusted EBITDA increased by $2 million (or 7%) to $32 million and Adjusted EBITDA margin increased by approximately 100 basis points to 11%, compared with segment Adjusted EBITDA of $30 million and Adjusted EBITDA margin of 10% for the same period in 2024. The increase in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended March 31, 2025 was primarily attributable to lower costs, partially offset by lower volumes and the aforementioned unfavorable currency movement adding a 2% headwind to the segment’s net sales in the same period of the prior year.

The Chemours Company

Corporate and Unallocated Items

In addition to our reportable segments, Chemours assigns certain costs to “Corporate expenses”, which is presented separately in the segment reconciliation table below and in “Note 22 – Segment Information” to the Interim Consolidated Financial Statements. Corporate expenses include certain legacy-related legal and environmental expenses, stock-based compensation expenses and other corporate costs, but excludes segment unallocated items (described below).

Corporate and Other costs increased by $2 million (or 4%) to $57 million for the three months ended March 31, 2025, compared with Corporate and Other costs of $55 million for the same period in 2024. The increase in Corporate and Other costs for the three months ended March 31, 2025 was primarily attributable to higher legacy legal costs (net of applicable MOU benefit), offset by lower costs associated with the Audit Committee Internal Review.

Unallocated items are those items excluded from the determination of segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 22 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Corporate expenses	$(57)	$(55)
Unallocated items:
Interest expense, net	(66)	(63)
Depreciation and amortization	(88)	(71)
Non-operating pension and other post-retirement employee benefit income	2	1
Exchange (losses) gains, net	(3)	1
Restructuring, asset-related, and other charges (1) (Note 4 to the Interim Consolidated Financial Statements)	(21)	(4)
Gain on sales of assets and business, net	1	3
Transaction costs (2)	(1)	(5)
Qualified spend recovery (3)	9	7
Litigation-related charges	—	5
Corporate expenses and unallocated items	$(224)	$(181)
(1)
Accelerated depreciation charges of $11 incurred as part of the Company's exit its SPS CapstoneTM business are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(2)
For the three months ended March 31, 2025 and 2024, transaction costs includes $1 and $5, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(3)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of May 2026.

At March 31, 2025, we had total unrestricted cash and cash equivalents of $464 million, of which $291 million was held by our foreign subsidiaries. Prior to the Amendment, the availability under our Revolving Credit Facility as of March 31, 2025 was $623 million, net of $52 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. On May 2, 2025, the Company entered into the Amendment. The Amendment increased the aggregate revolving commitments available to $1,000 million, comprised of $780 million in revolving commitments terminating on May 2, 2030 and $220 million in extending revolving commitments terminating on October 7, 2026. Refer to "Item 5 – Other Information" of this Quarterly Report on Form 10-Q for further details. After giving effect to the Amendment, the Company expects to have full availability under its revolving credit facility, less outstanding letters of credit. At March 31, 2025, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On June 3, 2024, Moody's affirmed our Ba3 rating with stable outlook. On April 16, 2025, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least May 2026.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended March 31, 2025 and 2024, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $93 million and $17 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. See “Note 7 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

A substantial majority of the $291 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at March 31, 2025, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the three months ended March 31, 2025, there was a net cash outflow of approximately $31 million from the U.S. from intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At March 31, 2025, our consolidated balance sheets include $567 million for environmental remediation liabilities, of which $100 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $100 million, $59 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $2.0 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware (discussed below). Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. As such, at March 31, 2025 and December 31, 2024, we had $50 million deposited into the escrow account. The next escrow payment of $50 million is expected to be made on or before September 30, 2025 and on or before September 30 of each subsequent year through and including 2028. Additionally, if on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.
•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay these amounts in 2025. We have accrued litigation of $192 million at March 31, 2025, which is inclusive of settlement agreements with Ohio and Delaware, of which $97 million is classified as current. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

The Chemours Company

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of May 2026. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On May 5, 2025, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the second quarter of 2025. The dividend will be paid on June 16, 2025, to stockholders of record as of May 17, 2025. This second quarter dividend declared represents a 65% decrease as compared to the dividend declared for the first quarter of 2025. The decision to decrease the quarterly dividend per share of common stock outstanding aligns our dividend with the right balance sheet flexibility to drive long-term shareholder returns and ensures Chemours continues its long-time practice of returning cash to its shareholders through dividends, as part of our capital allocation strategy.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash used for operating activities	$(112)	$(290)
Cash used for investing activities	(86)	(101)
Cash used for financing activities	(57)	(54)

Operating Activities

We used $112 million and $290 million in cash flows for our operating activities during the three months ended March 31, 2025 and 2024, respectively. The decrease in our operating cash outflows was primarily attributable to the unfavorable cash flow impact from the unwinding of year-end 2023 net working capital actions in the first quarter of 2024, as well as a cash flow benefit in the first quarter of 2025 due to the timing of certain payments made in the second quarter of 2025, partially offset by lower earnings in the first quarter of 2025.

Investing Activities

We used $86 million and $101 million in cash flows for our investing activities during the three months ended March 31, 2025 and 2024, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $84 million and $102 million, respectively.

Financing Activities

We used $57 million in cash flows for our financing activities during the three months ended March 31, 2025 which were primarily attributable to our capital allocation activities, resulting in $37 million of cash dividends, $8 million of net payments in connection with one of our supplier financing programs, and $8 million of debt repayments.

We used $54 million in cash flows for our financing activities during the three months ended March 31, 2024 which were primarily attributable to our capital allocation activities, resulting in $37 million of cash dividends and $10 million of net payments in connection with one of our supplier financing programs.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at March 31, 2025 and December 31, 2024.

(Dollars in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$464	$713
Accounts and notes receivable, net	858	770
Inventories	1,550	1,463
Prepaid expenses and other	61	71
Total current assets	$2,933	$3,017

Our accounts and notes receivable, net increased by $88 million (or 11%) to $858 million at March 31, 2025, compared with accounts and notes receivable, net of $770 million at December 31, 2024. This increase in our accounts and notes receivable, net at March 31, 2025 was primarily attributable to higher net sales within our Thermal & Specialized Solutions business in line with seasonality, partially offset by higher usage of our Accounts Receivable Securitization facility in the first quarter of 2025.

Our inventories increased by $87 million (or 6%) to $1.6 billion at March 31, 2025, compared with inventories of $1.5 billion at December 31, 2024. The increase in our inventories at March 31, 2025 was primarily attributable to seasonal inventory build, along with an increase in the value of our raw materials inventories due to higher raw materials costs.

Our prepaid expenses and other decreased by $10 million (or 14%) to $61 million at March 31, 2025, compared with prepaid expenses and other of $71 million at December 31, 2024. The decrease in our prepaid expenses and other was primarily due to decreases in prepaid insurance premiums.

Current Liabilities

The following table sets forth the components of our current liabilities at March 31, 2025 and December 31, 2024.

(Dollars in millions)	March 31, 2025	December 31, 2024
Accounts payable	$1,006	$1,156
Compensation and other employee-related costs	123	99
Short-term and current maturities of long-term debt	43	54
Current environmental remediation	100	115
Other accrued liabilities	401	393
Total current liabilities	$1,673	$1,817

Our accounts payable decreased by $150 million (or 13%) to $1 billion at March 31, 2025 compared with accounts payable of $1.2 billion at December 31, 2024. The decrease in our accounts payable at March 31, 2025 was primarily attributable to the timing of vendor payments following plant maintenance activity in the fourth quarter of 2024.

Our compensation and other employee-related costs increased by $24 million (or 24%) to $123 million at March 31, 2025 compared with compensation and other employee-related costs of $99 million at December 31, 2024. The increase in our compensation and other employee-related costs at March 31, 2025 was primarily attributable to higher accruals for employee benefits and performance-related compensation in line with the expected payout.

Our current environmental remediation decreased by $15 million (or 13%) to $100 million at March 31, 2025 compared with current environmental remediation of $115 million at December 31, 2024. The decrease in our current environmental remediation was primarily attributable to lower environmental remediation accruals at Fayetteville following spend in the first quarter of 2025.

Our other accrued liabilities increased by $8 million (or 2%) to $401 million at March 31, 2025 compared with other accrued liabilities of $393 million at December 31, 2024. The increase in our other accrued liabilities was primarily attributable to an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes, partially offset by payment of customer rebates in the first quarter of 2025 and a decrease in accrued litigation following the final payment related to the Ohio MDL.

The Chemours Company

Credit Facilities and Notes

Refer to “Note 14 – Debt” to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q and “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our credit facilities and notes.

Guarantor Financial Information

The following disclosures set forth summarized financial information and alternative disclosures in accordance with Rule 13-01 of Regulation S-X (“Rule 13-01”). These disclosures have been made in connection with certain subsidiaries' guarantees of the 4.000% senior unsecured notes due May 2026, which are denominated in euros and the 5.375% senior unsecured notes due May 2027 (collectively, the “Registered Notes”), which are registered under the Securities Act of 1933, as amended. Each series of the Registered Notes was issued by The Chemours Company (the “Parent Issuer”), and was fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the existing and future domestic subsidiaries of the Parent Issuer (together, the “Guarantor Subsidiaries”), subject to certain conditions, which are further discussed in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. The assets, liabilities, and operations of the Guarantor Subsidiaries primarily consist of those attributable to The Chemours Company FC, LLC, our primary operating subsidiary in the United States, as well as certain U.S.-based subsidiaries included in Exhibit 22 to this Quarterly Report on Form 10-Q. Each of the Guarantor Subsidiaries is 100% owned by the Company. None of our other subsidiaries, either direct or indirect, guarantee the Registered Notes (together, the “Non-Guarantor Subsidiaries”). Pursuant to the indentures governing the Registered Notes, the Guarantor Subsidiaries will be automatically released from those guarantees upon the occurrence of certain customary release provisions.

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

(Dollars in millions)	Three Months Ended March 31, 2025
Net sales	$932
Gross profit	116
Loss before income taxes	(53)
Net loss	(45)
Net loss attributable to Chemours	(45)

(Dollars in millions)	March 31, 2025	December 31, 2024
Assets
Current assets (1,2,3)	$1,435	$1,501
Long-term assets (4)	3,240	3,292

Liabilities
Current liabilities (2)	$1,524	$1,577
Long-term liabilities	5,032	4,997
(1)
Current assets includes $173 million and $308 million of cash and cash equivalents at March 31, 2025 and December 31, 2024, respectively.
(2)
Current assets includes $401 million and $365 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at March 31, 2025 and December 31, 2024, respectively. Current liabilities includes $419 million and $367 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at March 31, 2025 and December 31, 2024, respectively.
(3)
As of March 31, 2025 and December 31, 2024, $134 million and $112 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at March 31, 2025 and December 31, 2024 includes $50 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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

Off-Balance Sheet Arrangements

On March 28, 2025, the Company entered into an amendment (the “Fourth Amendment”) to its Amended Purchase Agreement to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 million to $165 million.

See “Note 14 – Debt” to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described in “Note 2 – Recent Accounting Pronouncements” to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at March 31, 2025 and December 31, 2024 include environmental remediation liabilities of $567 million and $571 million, respectively, relating to these matters, which, as discussed in further detail below, include $344 million and $351 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $710 million above the amount accrued at March 31, 2025. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at March 31, 2025 and December 31, 2024, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	March 31, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$30	$31
Dordrecht Works, Netherlands	30	28
Fayetteville Works, Fayetteville, North Carolina	344	351
Pompton Lakes, New Jersey	41	41
Washington Works, West Virginia	24	25
All other sites	98	95
Total environmental remediation	$567	$571

The five sites listed above represent 83% of our total accrued environmental remediation liabilities at both March 31, 2025 and December 31, 2024. For these five sites, we expect to spend, in the aggregate, $128 million over the next three years. For all other sites, we expect to spend $44 million over the next three years.

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

The Chemours Company

As further discussed in “Note 16 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed a Letter of Intent ("LOI") that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. An estimate of this liability was included in Accrued Litigation at December 31, 2023 and was reclassified to Accrued Environmental Remediation as of December 31, 2024 based on the remediation plan to be implemented as part of the LOI.

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $25 million and $24 million are included in the environmental remediation balance as of March 31, 2025 and December 31, 2024, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of the litigation liability cannot be determined as of March 31, 2025. Management believes that it is probable that we could incur losses related to these PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations, financial position, or cash flows are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We have taken and continue to take actions to reduce discharges and are evaluating DCMR's recent response and all available legal actions and recourse available to us. We have not recorded a liability for this matter at March 31, 2025 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, we made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. While the ultimate outcome of this matter is uncertain at this time, we believe that a loss is probable and have accrued €1 million related to this matter as of March 31, 2025. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $24 million and $25 million as of March 31, 2025 and December 31, 2024, respectively.

Chemours Washington Works discharges, through outfalls at the site, wastewater and stormwater pursuant to a NPDES permit issued by the WV DEP. In connection with actions being taken by us to comply with certain NPDES effluent limits, including for PFOA and hexafluoropropylene oxide dimer acid, we submitted a permit modification to WV DEP relating to groundwater abatement for certain process water used at the facility, a temperature reduction project and realigning discharge flows to certain outfalls. In July 2021, EPA provided a specific objection to the draft modification based on Clean Water Act (“CWA”) regulations and requirements. In August 2021, WV DEP issued a National Pollutant Discharge Elimination System ("NPDES") permits modification to provide for the start-up of an abatement unit at the facility and to extend compliance dates for certain limits to December 2021 due to delays from the COVID-19 pandemic. In September 2021, WV DEP issued a further NPDES modification, including for the operation of an abatement unit from the site’s Ranney Well, and the site is taking additional actions to reduce PFAS discharges associated with wet weather flows and continuing to assess future stormwater discharges and permitting. In April 2023, we agreed to an Administrative Order on Consent ("AOC") with EPA that includes additional sampling as well as a compliance analysis and implementation of actions to address PFOA and hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”) discharge exceedances that occurred following the outfall limits for these compounds that came into effect in January 2022. In August, 2023 we submitted an Alternatives Analysis and Implementation Plan ("AA&IP") consistent with the Administrative Order on Consent. In December 2024, EPA issued comments on the AA&IP, accepting certain provisions and rejecting other provisions of the plan. In December 2024, we submitted a revised NPDES permit application which includes abatement and other practices to substantially address the discharge exceedances subject to the AOC. In April, we submitted a revised AA&IP in response to EPA to comments and to conform with the revised NPDES permit application. We expect to make future capital and other operating-related expenditures at Washington Works in connection with the AOC and permit application. Additionally, effective September 1, 2024, a separate NDPES permit allows discharge of treated wastewater and non-contact cooling water from a new perfluoroalkoxy (PFA) processing line with an expiration date of July 2025 and allowing or a one-year renewal. In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO-DA, under the NPDES permit held by the Chemours Washington Works facility.

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $17 million as of March 31, 2025 and December 31, 2024, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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
•
99% or more reduction of air and water process emissions of fluorinated organic chemicals.

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

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower GWP and near-zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are on track to achieve, by the end of 2025, our estimated goal that our low GWP products will result in 325 million tons of avoided emissions of carbon dioxide equivalents on a global basis.

We are a proponent of the AIM Act, which went into effect in 2022 and has begun the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture HFC-23 process emissions from the site. This project was operational as of October 2022 and validation of performance was completed prior to an extension period granted by the U.S. Environmental Protection Agency ("EPA") in the first quarter of 2023.

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

In our Advanced Performance Materials segment, some of our growth also enhanced by increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, enabling vehicle electrification by improving performance of batteries while enabling cost-reductions, and improving the sustainability footprint and performance of hybrid and electric car batteries. Our fluoropolymer technology also supports market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings will be held in 2025. In November 2024, ECHA and the five European countries issued a progress update on the PFAS restriction, indicating that alternative restriction options, besides a full ban or a ban with time-limited derogations, are being considered. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by the ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) restriction process.

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

Our risk management programs and the underlying exposures are closely correlated, such that the potential loss in value for the risk management portfolio described above would be largely offset by the changes in the value of the underlying exposures. Refer to “Note 19 – Financial Instruments” to the Interim Consolidated Financial Statements for further information.

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At March 31, 2025, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $185 million, the fair value of which amounted to less than negative $1 million. At December 31, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 million, the fair value of which amounted to less than $1 million. We recognized net losses of $2 million and $1 million for the three months ended March 31, 2025 and 2024, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At March 31, 2025, we had 185 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $201 million, the fair value of which amounted to less than negative $1 million. At December 31, 2024, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178 million, the fair value of which amounted to $7 million. We recognized a pre-tax loss of $4 million and a pre-tax gain of $4 million for the three months ended March 31, 2025 and 2024, respectively, within accumulated other comprehensive loss. For the three months ended March 31, 2025 and 2024, $2 million of gain and less than $1 million of loss were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $15 million and a pre-tax gain of $14 million for the three months ended March 31, 2025 and 2024, respectively, on our net investment hedge within accumulated other comprehensive loss.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to negative $11 million and $5 million at March 31, 2025 and December 31, 2024, respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax loss of $16 million for the three months ended March 31, 2025 on our cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three months ended March 31, 2025.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At March 31, 2025 and December 31, 2024, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $4 million and negative $3 million, respectively. We recognized a pre-tax loss of $1 million for the three months ended March 31, 2025 within accumulated other comprehensive loss. We recognized a pre-tax gain of $4 within accumulated other comprehensive loss during the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, less than $1 million of loss and less than $1 million of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

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

As of March 31, 2025, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental and regulatory, anti-trust, and other such matters that arise in the ordinary course of business. In addition, we, by virtue of our status as a subsidiary of EID prior to the Separation, are subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Discussion of all legal and environmental proceedings is incorporated by reference from “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, and should be considered an integral part of Part II, Item 1, "Legal Proceedings".

Item 1A. RISK FACTORS

Except for the updated risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, or our ability to place our products on the market, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability or liquidity.

Our operations, products and production facilities are dependent upon attainment and renewal of requisite operating permits and are subject to extensive environmental and health and safety laws, regulations, and enforcements, proceedings or other actions at national, international, and local levels in numerous jurisdictions, relating to pollution, protection of the environment, climate change, transporting and storing raw materials and finished products, storing and disposing of hazardous wastes, and product content and other safety or human rights concerns. Such laws include, but are not limited to:

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
•
Foreign-based chemical control regulations, such as the Registration, Evaluation, Authorization, and Restriction of Chemicals (“REACH”) in the EU, the Chemical Substances Control Law (“CSCL”) in Japan, MEE Order No. 12 in China, and the Toxic Chemical Substance Control Act (“TCSCA”) in Taiwan for the production and distribution of chemicals in commerce and reporting of potential adverse effects;
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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier is being reviewed by RAC and SEAC. RAC and SEAC are focusing on the different sectors that are affected and elements of the proposal, and further meetings will be held in 2025. In November 2024, ECHA and the five European countries issued a progress update on the PFAS restriction, indicating that alternative restriction options, besides a full ban or a ban with time limited derogations, are being considered. The five national authorities who prepared the proposal are also updating their initial report to address the consultation comments, which will then be assessed by ECHA committees. The estimated earliest entry into force of restrictions is 2026, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

The Chemours Company

In January 2024, the European Council adopted a regulation supporting the phase down of HFC by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in select applications. The new regulation entered into force on March 11, 2024, and includes both reviews and exemptions. No later than January 1, 2030, the European Commission will publish a report on the effects of the regulation and whether the bans are upheld based on technical feasibility and socioeconomic impact of alternatives. Also in 2024, Regulation (EU) 2024/573 was published and became effective, with a later implementing regulation ((EU) 2024/2473), that changed rules governing F-Gas reporting and quota consumption. In preparing its 2024 F-Gas reporting submissions, the Company encountered uncertainty on how to report due to impacts from the implementation of the new regulation in the reporting portal as well as technical challenges associated therewith. The Company raised these reporting concerns with the competent authorities and resources and is continuing to evaluate the potential impact of these new F-Gas reporting and quota consumption regulations on the Company.

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

In October 2021, the U.S. Environmental Protection Agency (“EPA”) released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. We expect to receive future test orders, however the timing of the remaining TSCA orders is not determinable at this time. Additional costs could be incurred in connection with EPA's actions, which could be material. The draft Effluent Limitations Guidelines ("ELGs") for PFAS manufacturers as announced in the PFAS Strategic Roadmap were not proposed in the fourth quarter of 2024 and we continue to monitor EPA actions related to PFAS under the new administration. In April 2025, EPA outlined actions that it will be taking to address PFAS across its program offices, including with respect to the implementation of the TSCA testing strategy and developing ELGs.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels ("MCL’s") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. This appeal is now being held in abeyance until May 2025 to allow EPA to review the underlying rule. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Through March 31, 2025, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended March 31, 2025. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at March 31, 2025 was $441 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Amendment to Amended and Restated Credit Agreement.

On May 2, 2025 (the “Amendment No. 3 Effective Date”), the Company entered into Amendment No. 3 (the “Amendment”) among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), which amends the Second Amended and Restated Credit Agreement, dated as of August 18, 2023, among the Company, the lenders from time to time party thereto and the Administrative Agent (as amended, supplemented or otherwise modified from time to time prior to May 2, 2025, the “Existing Credit Agreement” and as amended by the Amendment, the “Credit Agreement”). The Amendment increased the total net leverage ratio thresholds governing the applicable rate for Extended Revolving Commitments (as defined below), increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000.0 million. As described more fully below, after the consummation of the transactions contemplated by the Amendment (the “Amendment No. 3 Transactions”), the Company’s revolving commitments are comprised of $780.0 million in revolving commitments terminating on May 2, 2030 and $220.0 million in revolving commitments terminating on October 7, 2026; in each case, subject to springing maturity provisions described more fully below.

Financial Covenant

The Credit Agreement includes a quarterly maintenance test of the senior secured net leverage ratio for the benefit of the lenders holding revolving commitments and revolving loans. Among the changes made to the senior secured net leverage ratio, the Amendment increased the senior secured net leverage ratio quarterly maintenance test from 2.00 to 1.00 to (x) 2.75 to 1.00 for the fiscal quarters ended March 31, 2025 through and including March 31, 2026, (y) 2.50 to 1.00 for the fiscal quarters ended June 30, 2026 and September 30, 2026 and (z) 2.00 to 1.00 for the fiscal quarters ended December 31, 2026 and thereafter.

The Chemours Company

Extended Revolving Maturity Date and Incremental Revolving Commitments

The Amendment extended the revolving maturity date with respect to $580.0 million of our revolving commitments existing immediately prior to the consummation of the Amendment No. 3 Transactions to May 2, 2030 (such extended commitments, the “Extended Revolving Commitments” and such date the “Extended Revolving Maturity Date”). Following such extension, $320.0 million in existing revolving commitments continued to terminate on October 7, 2026 (such commitments, the “Non-Extended Revolving Commitments”). The Amendment reduced the Non-Extended Commitments by $100.0 million, such that $220.0 million in Non-Extended Commitments terminating October 7, 2026 remained available. The Amendment put in place $200.0 million in incremental revolving commitments of the Extended Revolving Commitments, such that $780.0 million in Extended Revolving Commitments are available.

Springing Maturity

The Extended Revolving Commitments and the Non-Extended Revolving Commitments are subject to springing maturity to the date that is 91 days prior to the maturity date of the revolver springing maturity instruments if the applicable revolver springing maturity instrument has not been redeemed, refinanced, extended or replaced as of such date. The revolver springing maturity instruments are the U.S. Dollar-denominated Term Loans, the Euro-denominated Term Loans, each class of incremental term loans and refinancing term loans the stated maturity date of which is prior to the date that is 91 days after the Extended Revolving Maturity Date, the 5.375% senior notes due 2027, the 5.750% senior notes due 2028 and the 4.625% senior notes due 2029.

Pricing

The applicable rate for revolving loans varies based on our total net leverage ratio. Following the Amendment No. 3 Transactions, the applicable rate for Extended Revolving Commitments is set at adjusted term SOFR plus 2.00%, with three 0.25% reductions in pricing upon achievement of total net Leverage ratio thresholds equal to 4.00 to 1.00, 3.00 to 1.00 and 2.00 to 1.00. Prior to the Amendment No. 3 Transactions, the applicable rate was set at adjusted term SOFR plus 2.00%, with three 0.25% reductions in pricing upon achievement of total net leverage ratio thresholds equal to 3.75 to 1.00, 2.75 to 1.00 and 1.75 to 1.00. The total net leverage ratio thresholds governing the applicable rate for Non-Extended Revolving Commitments remains the same as the thresholds in place immediately prior to the Amendment No. 3 Transactions.

The commitment fee for unused revolving commitments also varies based on our total net leverage ratio. Following the Amendment No. 3 Transactions, the commitment fee for Extended Revolving Commitments is set at 0.25%, with three 0.05% reductions in pricing upon achievement of total net leverage ratio thresholds equal to 4.00 to 1.00, 3.00 to 1.00 and 2.00 to 1.00. Prior to the Amendment No. 3 Transactions, the commitment fee was set at 0.25%, with three 0.05% reductions in pricing upon achievement of total net leverage ratio thresholds equal to 3.75 to 1.00, 2.75 to 1.00 and 1.75 to 1.00. The total net leverage ratio thresholds governing the commitment fee for Non-Extended Revolving Commitments remains the same as the thresholds in place immediately prior to the Amendment No. 3 Transactions.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b501 trading arrangement during the Company's fiscal quarter ended March 31, 2025.

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

10.1

Amendment No. 3, Dated as of May 2, 2025, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	May 6, 2025

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)