Form 10-Q
period 2025-06-30
Chemours Co
filed 2025-08-05
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 149,698,300 shares of common stock, $0.01 par value, outstanding at July 30, 2025.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,615	$1,554	$2,983	$2,915
Cost of goods sold	1,337	1,246	2,469	2,323
Gross profit	278	308	514	592
Selling, general, and administrative expense	437	154	560	292
Research and development expense	28	26	55	53
Restructuring, asset-related, and other charges	18	3	51	7
Total other operating expenses	483	183	666	352
Equity in earnings of affiliates	9	11	17	23
Interest expense, net	(67)	(66)	(133)	(128)
Other income (expense), net	2	(1)	6	3
(Loss) income before income taxes	(261)	69	(262)	138
Provision for income taxes	119	9	122	25
Net (loss) income	(380)	60	(384)	113
Less: Net income attributable to non-controlling interests	1	—	1	—
Net (loss) income attributable to Chemours	$(381)	$60	$(385)	$113
Per share data
Basic (loss) earnings per share of common stock	$(2.54)	$0.40	$(2.56)	$0.76
Diluted (loss) earnings per share of common stock	(2.54)	0.39	(2.56)	0.75

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(380)			$60
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(101)	$24	(77)	$13	$(3)	10
Unrealized (loss) gain on cash flow hedge	(14)	2	(12)	4	(1)	3
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(1)	—	(1)
Hedging activities, net	(117)	26	(91)	16	(4)	12
Cumulative translation adjustment	141	—	141	(86)	—	(86)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Effect of foreign exchange rates	(6)	—	(6)	1	—	1
Reclassifications to net income:
Amortization of actuarial loss	1	—	1	2	—	2
Amortization of prior service gain	—	—	—	(1)	—	(1)
Settlement gain	—	—	—	(1)	—	(1)
Defined benefit plans, net	$(5)	$—	(5)	$1	$—	1
Other comprehensive income (loss)			45			(73)
Comprehensive loss			(335)			(13)
Less: Comprehensive income attributable to non-controlling interests			1			—
Comprehensive loss attributable to Chemours			$(336)			$(13)

	Six Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(384)			$113
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(132)	$32	(100)	$27	$(7)	20
Unrealized (loss) gain on cash flow hedge	(19)	3	(16)	12	(2)	10
Reclassifications to net income - cash flow hedge	(4)	—	(4)	(2)	—	(2)
Hedging activities, net	(155)	35	(120)	37	(9)	28
Cumulative translation adjustment	201	—	201	(107)	—	(107)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain	—	—	—	3	1	4
Effect of foreign exchange rates	(8)	—	(8)	2	—	2
Reclassifications to net income:
Amortization of actuarial loss	2	—	2	4	(1)	3
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement gain	—	—	—	(2)	—	(2)
Defined benefit plans, net	$(7)	$—	(7)	$6	$—	6
Other comprehensive income (loss)			74			(73)
Comprehensive income (loss)			(310)			40
Less: Comprehensive income attributable to non-controlling interests			1			—
Comprehensive income (loss) attributable to Chemours			$(311)			$40

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$502	$713
Accounts and notes receivable, net	959	770
Inventories	1,558	1,463
Prepaid expenses and other	58	71
Assets held for sale	23	—
Total current assets	3,100	3,017
Property, plant, and equipment	9,781	9,572
Less: Accumulated depreciation	(6,660)	(6,389)
Property, plant, and equipment, net	3,121	3,183
Operating lease right-of-use assets	281	258
Goodwill	46	46
Other intangible assets, net	2	3
Investments in affiliates	177	152
Restricted cash and restricted cash equivalents	51	50
Other assets	710	804
Total assets	$7,488	$7,513
Liabilities
Current liabilities:
Accounts payable	$1,023	$1,156
Compensation and other employee-related cost	79	99
Short-term and current maturities of long-term debt	38	54
Current environmental remediation	102	115
Other accrued liabilities	608	393
Total current liabilities	1,850	1,817
Long-term debt, net	4,102	4,054
Operating lease liabilities	206	194
Long-term environmental remediation	503	456
Deferred income taxes	23	35
Other liabilities	565	369
Total liabilities	7,249	6,925
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,545,179 shares issued and 149,698,300 shares outstanding at June 30, 2025; 198,300,033 shares issued and 149,428,431 shares outstanding at December 31, 2024)	2	2
Treasury stock, at cost (48,846,879 shares at June 30, 2025 and 48,871,602 at December 31, 2024)	(1,803)	(1,804)
Additional paid-in capital	1,066	1,055
Retained earnings	1,265	1,701
Accumulated other comprehensive loss	(293)	(367)
Total Chemours stockholders’ equity	237	587
Non-controlling interests	2	1
Total equity	239	588
Total liabilities and equity	$7,488	$7,513

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at April 1, 2024	197,711,836	$2	48,932,387	$(1,806)	$1,033	$1,798	$(274)	$2	$755
Common stock issued - compensation plans	80,672	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options, net	349,254	—	—	—	7	—	—	—	7
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	60	—	—	60
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Balance at June 30, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,819	$(347)	$2	$716

Balance at April 1, 2025	198,438,218	$2	48,870,197	$(1,804)	$1,060	$1,659	$(338)	$1	$580
Common stock issued - compensation plans	106,961	—	(23,318)	1	(1)	—	—	—	—
Exercise of stock options, net	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(381)	—	1	(380)
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	45	—	45
Balance at June 30, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,265	$(293)	$2	$239

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,781	$(274)	$2	$738
Common stock issued - compensation plans	241,997	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options	379,981	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	7	—	—	—	7
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	—	113	—	—	113
Dividends declared on common shares ($0.50 per share)	—	—	—	—	—	(74)	—	—	(74)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(73)	—	(73)
Balance at June 30, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,819	$(347)	$2	$716

Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,701	$(367)	$1	$588
Common stock issued - compensation plans	234,194	—	(24,723)	1	—	(1)	—	—	—
Exercise of stock options	10,952	—	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(385)	—	1	(384)
Dividends declared on common shares ($0.3375 per share)	—	—	—	—	—	(50)	—	—	(50)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	74	—	74
Balance at June 30, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,265	$(293)	$2	$239

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(384)	$113
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	180	145
Gain on sales of assets and businesses	(1)	(3)
Equity in earnings of affiliates, net	(16)	(20)
Amortization of debt issuance costs and issue discounts	6	6
Deferred tax provision (benefit)	84	(15)
Asset-related charges	11	—
Stock-based compensation expense	12	7
Net periodic pension cost	—	2
Defined benefit plan contributions	(8)	(7)
Other operating charges and credits, net	14	(18)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(174)	(287)
Inventories and other current operating assets	(42)	(9)
Other non-current operating assets	64	52
(Decrease) increase in operating liabilities:
Accounts payable	(87)	(175)
Other current operating liabilities	83	(690)
Other non-current operating liabilities	239	(11)
Cash used for operating activities	(19)	(910)
Cash flows from investing activities
Purchases of property, plant, and equipment	(127)	(175)
Proceeds from sales of assets and businesses	1	3
Foreign exchange contract settlements, net	(2)	(1)
Other investing activities	—	2
Cash used for investing activities	(128)	(171)
Cash flows from financing activities
Proceeds from issuance of debt, net	95	—
Debt repayments	(111)	(5)
Payments of debt issuance cost	(4)	—
Payments on finance leases	(7)	(6)
Proceeds from supplier financing program	47	47
Payments to supplier financing program	(53)	(61)
Proceeds from exercised stock options, net	—	8
Payments related to tax withholdings on vested stock awards	(1)	(3)
Payments of dividends to the Company's common shareholders	(50)	(74)
Cash used for financing activities	(84)	(94)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	21	(13)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(210)	(1,188)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	763	1,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at June 30,	$553	$619

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$26	$44

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

Revision of Previously Issued Consolidated Financial Statements and Interim Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024, certain prior period amounts on the consolidated statements of income were revised to correct for immaterial errors that the Company identified during the financial close process for the fourth quarter of 2024 impacting previously issued financial statements beginning as of January 1, 2022, and subsequent quarterly reporting periods through September 30, 2024. Specifically, the Company identified errors related to the income statement presentation of byproduct revenue sales, which were incorrectly accounted for as a contra cost of goods sold as well as the income statement presentation of certain ore sales associated with the Company's Kuan Yin, Taiwan facility, which were incorrectly accounted for on a net basis within other income, net. The Company assessed the materiality of these errors on prior period consolidated financial statements in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 99, "Materiality", codified in ASC 250, Accounting Changes and Error Corrections ("ASC 250"). Based on this assessment, management concluded that the error corrections were not material to any previously presented interim or annual financial statements and are not expected to be material to the current period annual financial statements. However, in order to correctly present these amounts management elected to revise all previously issued and impacted financial statements.

Additionally, as previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2025, during the financial close process for the first quarter of 2025, the Company identified additional immaterial errors related primarily to the timing of cost of goods sold recognition, including U.S. rail freight and certain raw material inventory. These errors impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. This includes the previously disclosed error related to the timing of insurance proceeds recognition within selling, general and administrative expenses and certain other immaterial errors which also primarily impact the timing of cost of goods sold recognition. The Company assessed the materiality of these errors on current and prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements and are not expected to be material to the current period annual financial statements. However, the aggregate impact of all adjustments would be material to results for the three months ended March 31, 2025 and as such, in order to correctly present these amounts management elected to revise all previously issued and impacted financial statements. The following tables present the impact of these revisions for each of the applicable periods and impacted financial statements presented in this quarterly report on Form 10-Q. The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Operations

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Net sales	$1,538	$16	$1,554
Cost of goods sold	$1,232	$14	$1,246
Gross profit	$306	$2	$308
Selling, general and administrative expense	$139	$15	$154
Total other operating expenses	$168	$15	$183
Income before income taxes	$82	$(13)	$69
Provision for income taxes	$12	$(3)	$9
Net income	$70	$(10)	$60
Net income attributable to Chemours	$70	$(10)	$60
Per share data
Basic earnings per share of common stock	$0.47	$(0.07)	$0.40
Diluted earnings per share of common stock	$0.46	$(0.07)	$0.39

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Net sales	$2,887	$28	$2,915
Cost of goods sold	$2,294	$29	$2,323
Gross profit	$593	$(1)	$592
Selling, general and administrative expense	$281	$11	$292
Total other operating expenses	$341	$11	$352
Other income, net	$2	$1	$3
Income before income taxes	$149	$(11)	$138
Provision for income taxes	$28	$(3)	$25
Net income	$121	$(8)	$113
Net income attributable to Chemours	$121	$(8)	$113
Per share data
Basic earnings per share of common stock	$0.81	$(0.05)	$0.76
Diluted earnings per share of common stock	$0.81	$(0.06)	$0.75

Revised Consolidated Statements of Comprehensive (Loss) Income

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$70	$(10)	$60
Comprehensive loss	$(3)	$(10)	$(13)
Comprehensive loss attributable to Chemours	$(3)	$(10)	$(13)

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$121	$(8)	$113
Comprehensive income	$48	$(8)	$40
Comprehensive income attributable to Chemours	$48	$(8)	$40

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Balance Sheets

	December 31, 2024
	As reported	Adjustments	As revised
Inventories	$1,472	$(9)	$1,463
Total current assets	$3,026	$(9)	$3,017
Other assets	$797	$7	$804
Total assets	$7,515	$(2)	$7,513
Accounts payable	$1,142	$14	$1,156
Total current liabilities	$1,803	$14	$1,817
Other liabilities	$368	$1	$369
Total liabilities	$6,910	$15	$6,925
Retained earnings	$1,718	$(17)	$1,701
Total Chemours stockholders' equity	$604	$(17)	$587
Total equity	$605	$(17)	$588
Total liabilities and equity	$7,515	$(2)	$7,513

Revised Consolidated Statements of Stockholders' Equity

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 4/1/2024	$1,797	$1	$1,798
Net income	$70	$(10)	$60
Retained earnings at 6/30/2024	$1,828	$(9)	$1,819

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$121	$(8)	$113
Retained earnings at 6/30/2024	$1,828	$(9)	$1,819

Revised Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2024
	As reported	Adjustments	As revised
Net income	$121	$(8)	$113
Cash flows from operating activities:
Deferred tax benefit	$(12)	$(3)	$(15)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(289)	$2	$(287)
Inventories and other current operating assets	$(15)	$6	$(9)
(Decrease) increase in operating liabilities:
Accounts payable	$(178)	$3	$(175)
Cash used for operating activities	$(910)	$—	$(910)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of August 2026, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

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

At June 30, 2025, the Company has $502 of unrestricted cash and cash equivalents, of which $327 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2025. The Company has $1,850 of current liabilities as of June 30, 2025. The Company also has $954 of availability under its revolving credit facility at June 30, 2025. The Company’s revolving commitments are comprised of $780 in revolving commitments maturing on May 2, 2030 and $220 in revolving commitments maturing on October 7, 2026; in each case, subject to springing maturity provisions.

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

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$336	$308	$569	$579
Titanium Technologies	282	274	550	519
Advanced Performance Materials	125	133	236	257
Other Non-Reportable Segment	10	10	17	19
Total North America	753	725	1,372	1,374
Asia Pacific:
Thermal & Specialized Solutions	59	53	113	92
Titanium Technologies	125	178	229	325
Advanced Performance Materials	147	127	261	232
Other Non-Reportable Segment	3	2	6	5
Total Asia Pacific	334	360	609	654
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	112	103	210	194
Titanium Technologies	156	130	297	254
Advanced Performance Materials	60	72	116	135
Other Non-Reportable Segment	2	1	3	3
Total Europe, the Middle East, and Africa	330	306	626	586
Latin America (2):
Thermal & Specialized Solutions	90	55	171	107
Titanium Technologies	94	95	178	170
Advanced Performance Materials	14	13	26	23
Other Non-Reportable Segment	—	—	1	1
Total Latin America	198	163	376	301
Total net sales	$1,615	$1,554	$2,983	$2,915
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales by product group and segment
OpteonTM refrigerants	$375	$227	$654	$427
FreonTM refrigerants	123	173	220	345
Foam, propellants, and other	99	119	189	200
Total Thermal & Specialized Solutions	597	519	1,063	972
Titanium dioxide and other minerals	657	677	1,254	1,268
Total Titanium Technologies	657	677	1,254	1,268
Advanced materials	214	212	391	402
Performance solutions	132	133	248	245
Total Advanced Performance Materials	346	345	639	647
Performance chemicals and intermediates	15	13	27	28
Total Other Non-Reportable Segment	15	13	27	28
Total net sales	$1,615	$1,554	$2,983	$2,915

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

The following table sets forth the Company’s contract balances from contracts with customers at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Contract assets:
Accounts receivable - trade, net (Note 7)	$813	$619
Contract liabilities:
Deferred revenue	$7	$11
Customer rebates (Note 13)	52	70

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and six months ended June 30, 2025 were not significant. For the three and six months ended June 30, 2025, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of June 30, 2025 and December 31, 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At June 30, 2025, Chemours had $208 of remaining performance obligations. The Company expects to recognize approximately 26% of its remaining performance obligations as revenue in 2025, approximately 38% as revenue in 2026, and approximately 36% as revenue in 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by June 30, 2025 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and six months ended June 30, 2025 and 2024.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended June 30, 2025
Employee separation charges
SPS CapstoneTM Exit	$—	$—	$1	$—	$—	$1
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	—	—	—	—
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	4	—	—	4
2024 Restructuring Program	—	—	1	—	—	1
Titanium Technologies Transformation Plan	—	1	—	—	—	1
Total decommissioning and other charges	—	1	5	—	—	6
Total restructuring and other charges	—	1	5	—	—	6
Asset-related charges:
SPS CapstoneTM Exit	—	—	12	—	—	12
Total asset-related charges	—	—	12	—	—	12
Total restructuring, asset-related, and other charges	$—	$1	$17	$—	$—	$18

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$15	$—	$—	$15
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	14	—	—	14
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	6	—	—	6
2024 Restructuring Program	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	5	—	—	—	5
Total decommissioning and other charges	—	5	8	—	—	13
Total restructuring and other charges	—	5	22	—	—	27
Asset-related charges:
SPS CapstoneTM Exit	—	—	24	—	—	24
Total asset-related charges	—	—	24	—	—	24
Total restructuring, asset-related, and other charges	$—	$5	$46	$—	$—	$51

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended June 30, 2024
Employee separation charges:
2023 Restructuring Program	$—	$—	$—	$—	$(1)	$(1)
Total employee separation charges	—	—	—	—	(1)	(1)
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	4	—	—	—	4
Total decommissioning and other charges	—	4	—	—	—	4
Total restructuring and other charges	—	4	—	—	(1)	3
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$4	$—	$—	$(1)	$3

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Six Months Ended June 30, 2024
Employee separation charges:
Titanium Technologies Transformation Plan	$—	$(1)	$—	$—	$—	$(1)
2023 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	(1)	(1)	—	—	(2)
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	9	—	—	—	9
Total decommissioning and other charges	—	9	—	—	—	9
Total restructuring and other charges	—	8	(1)	—	—	7
Asset-related charges:	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$8	$(1)	$—	$—	$7

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

As a result, during the three and six months ended June 30, 2025, the Company recorded restructuring, asset-related and other charges of $17 and $45, respectively. For the six months ended June 30, 2025, total charges of $45 consisted of non-cash asset-related charges of $24, employee separation charges of $15 and decommissioning and other charges of $6. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed by the second half of 2025. The $24 of asset related charges primarily includes $23 of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. For the three and six months ended June 30, 2025, the Company also recorded $2 related to the write-off of certain inventories that can no longer be utilized following the exit of the SPS CapstoneTM business. This amount is recorded in Cost of Goods Sold in the Interim Consolidated Statement of Operations. The Company also expects to incur decommissioning and other charges of $10 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

During the three and six months ended June 30, 2025, the Company recorded charges of less than $1 and $1 related to the 2024 Restructuring Program, respectively. Through June 30, 2025, the Company has recorded total charges of $53, consisting of non-cash asset-related charges of $27, employee separation charges of $20 and other charges of $6. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the second half of 2025. The Company also expects to incur decommissioning and other charges of approximately $3 through 2026 which will be recognized as period costs as incurred.

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

As a result, during the three and six months ended June 30, 2025, the Company recorded decommissioning and other charges of $1 and $5, respectively. Through June 30, 2025, the Company has recorded total charges of approximately $135, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning and other charges of $29. The associated severance payments began in the fourth quarter 2023 and were substantially completed in the first quarter of 2025.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded through June 30, 2025. The employee separation and related payments were substantially completed in the fourth quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the six months ended June 30, 2025.

	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2024	$—	$12	$1	$13
Charges to income	15	(1)	—	14
Payments	—	(3)	(1)	(4)
Balance at June 30, 2025	$15	$8	$—	$23

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at June 30 2025 and December 31, 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income (Expense), Net

The following table sets forth the components of the Company’s other income (expense), net for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Leasing, contract services, and miscellaneous income	$1	$4	$3	$2
Royalty income (1)	3	—	5	2
Gain on sales of assets and businesses, net	—	—	1	3
Exchange losses, net (2)	(4)	(7)	(7)	(6)
Non-operating pension and other post-retirement employee benefit income (3)	2	2	4	2
Total other income (expense), net	$2	$(1)	$6	$3
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

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Chemours	$(381)	$60	$(385)	$113
Denominator:
Weighted-average number of common shares outstanding - basic	150,238,691	149,413,167	150,078,085	149,224,183
Dilutive effect of the Company’s employee compensation plans (1)	—	709,893	—	862,531
Weighted-average number of common shares outstanding - diluted	150,238,691	150,123,060	150,078,085	150,086,714

Basic (loss) earnings per share of common stock (2)	$(2.54)	$0.40	$(2.56)	$0.76
Diluted (loss) earnings per share of common stock (1) (2)	(2.54)	0.39	(2.56)	0.75
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 268,070 and 379,632 potentially dilutive securities is excluded from the calculation for the three and six months ended June 30, 2025, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average number of stock options	5,902,148	1,681,002	4,351,194	1,518,727

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Accounts receivable - trade, net (1)	$813	$619
VAT, GST, and other taxes (2)	117	114
Other receivables (3)	29	37
Total accounts and notes receivable, net	$959	$770
(1)
Accounts receivable - trade, net includes trade notes receivable of $6 and $1 and is net of allowances for doubtful accounts of $1 and $2 at June 30, 2025 and December 31, 2024, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 16 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $1 for the three and six months ended June 30, 2025, respectively, and $2 for both the three and six months ended June 30, 2024, respectively.

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

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Finished products	$978	$889
Semi-finished products	264	271
Raw materials, stores, and supplies	689	679
Inventories before LIFO adjustment	1,931	1,839
Less: Adjustment of inventories to LIFO basis	(373)	(376)
Total inventories	$1,558	$1,463

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $919 and $900 (or 48% and 49%, respectively) of inventories before the LIFO adjustments at June 30, 2025 and December 31, 2024, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Equipment	$8,193	$7,911
Buildings	1,167	1,133
Construction-in-progress	316	404
Land	69	88
Mineral rights	36	36
Property, plant, and equipment	9,781	9,572
Less: Accumulated depreciation	(6,660)	(6,389)
Total property, plant, and equipment, net	$3,121	$3,183

Property, plant, and equipment, net included gross assets under finance leases of $98 and $97 at June 30, 2025 and December 31, 2024.

Depreciation expense amounted to $91 and $180 for the three and six months ended June 30, 2025, respectively, and $73 and $145 for the three and six months ended June 30, 2024, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Republic of China, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. Following completion of dismantling and removal activities and substantially completing the remediation efforts, $23 of land met held for sale criteria at June 30, 2025 and is classified as Assets held for sale on the Interim Consolidated Balance Sheets.

Note 10. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $41 and $69 for the three and six months ended June 30, 2025, respectively, and $35 and $65 for the three and six months ended June 30, 2024, respectively. Purchases from the Company’s equity method investees amounted to $88 and $153 for the three and six months ended June 30, 2025, respectively, and $72 and $129 for the three and six months ended June 30, 2024, respectively. Dividends received from the equity method investees amounted to less than $1 for both the three and six months ended June 30, 2025, respectively. The Company did not receive dividends from its equity method investees for the three and six months ended June 30, 2024.

Note 11. Other Assets

The following table sets forth the components of the Company’s other assets at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Capitalized repair and maintenance costs	$243	$315
Pension assets (1)	118	97
Deferred income taxes	237	296
Miscellaneous (2)	112	96
Total other assets	$710	$804
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 12. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Trade payables	$995	$1,134
VAT and other payables	28	22
Total accounts payable	$1,023	$1,156

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

The outstanding payment obligations at June 30, 2025 and December 31, 2024 were $132 and $180, respectively. At June 30, 2025 and December 31, 2024, $120 and $162 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $12 and $18 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

Note 13. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Accrued litigation (1)	$203	$112
Asset retirement obligations (2)	8	8
Income taxes	23	22
Customer rebates	52	70
Accrued interest	39	18
Operating lease liabilities	61	53
Miscellaneous (3)	222	110
Total other accrued liabilities	$608	$393
(1)
At June 30, 2025 and December 31, 2024, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At June 30, 2025, accrued litigation also includes $96 related to the settlement agreement with the State of New Jersey. At December 31, 2024, accrued litigation also includes an accrual related to the Ohio MDL of $14. Refer to “Note 16 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 15 – Other Liabilities”).
(3)
At June 30, 2025, miscellaneous includes $88 of derivative liabilities (as described further in "Note 19 – Financial Instruments). Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Debt

The following table sets forth the components of the Company’s debt at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,051	$1,056
Tranche B-3 euro term loan due August 2028 (€415 million at June 30, 2025 and December 31, 2024)	487	432
Senior unsecured notes:
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
Finance lease liabilities	40	46
Financing obligation (1)	89	90
Supplier financing obligation (2)	12	18
Other	—	11
Total debt principal	4,177	4,151
Less: Unamortized issue discounts	(16)	(19)
Less: Unamortized debt issuance costs	(21)	(24)
Less: Short-term and current maturities of long-term debt	(38)	(54)
Total long-term debt, net	$4,102	$4,054
(1)
At June 30, 2025 and December 31, 2024, financing obligation relates to the financed portion of the Company’s research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”).
(2)
At June 30, 2025 and December 31, 2024, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 12 – Accounts Payable" for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

No borrowings were outstanding under the Revolving Credit Facility at June 30, 2025 and December 31, 2024. The Company made term loan repayments of $3 and $5 during the three and six months ended June 30, 2025 and 2024, respectively. Chemours also had $46 and $56 in letters of credit issued and outstanding under the Revolving Credit Facility at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.3% and 5.2%, respectively. Also, at June 30, 2025, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and six months ended June 30, 2025, the Company received $371 and $697, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $384 and $738, respectively, of incremental accounts receivable. During the three and six months ended June 30, 2024, the Company received $403 and $688, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $392 and $716, respectively, of incremental accounts receivable The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $183 and $112 at June 30, 2025 and December 31, 2024, respectively. The Company incurred $1 of fees associated with the Securitization Facility during both the three and six months ended June 30, 2025 and 2024, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

In the third quarter of 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three and six months ended June 30, 2025, the Company made principal payments of $5 and $10, respectively, to the financing company. The Company repaid all remaining borrowings under the financing arrangement by June 30, 2025.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Total
2025	$5	$9	$3	$12	$29
2026	11	11	7	—	29
2027	506	9	7	—	522
2028	2,294	9	7	—	2,310
2029	620	4	7	—	631
Thereafter	600	3	122	—	725
Total payments	4,036	45	153	12	4,246
Less: Imputed interest	—	(5)	(64)	—	(69)
Total principal maturities on debt	$4,036	$40	$89	$12	$4,177

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,051	$1,049	$1,056	$1,065
Tranche B-3 euro term loan due August 2028 (€415 million at June 30, 2025 and December 31, 2024)	487	488	432	439
Senior unsecured notes:
5.375% due May 2027	495	490	495	477
5.750% due November 2028	783	736	783	728
4.625% due November 2029	620	542	620	538
8.000% due January 2033	600	563	600	587
Total senior debt principal	4,036	$3,868	3,986	$3,834
Less: Unamortized issue discounts	(16)		(19)
Less: Unamortized debt issuance costs	(21)		(24)
Total senior debt, net	$3,999		$3,943

Note 15. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Employee-related costs (1)	$63	$65
Accrued litigation (2)	294	96
Asset retirement obligations (3)	93	93
Miscellaneous (4)	115	115
Total other liabilities	$565	$369
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 16 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $101 when combined with the current portion at both June 30, 2025 and December 31, 2024, respectively (see “Note 13 – Other Accrued Liabilities”). During the six months ended June 30, 2025, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $23 and $25 at June 30, 2025 and December 31, 2024, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Asbestos	$86	$61
PFAS (1):
PFOA (2)	39	40
Other PFAS matters (3)	349	81
All other matters	23	26
Total accrued litigation	$497	$208
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

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at June 30, 2025 and December 31, 2024.

	Balance Sheet Location	June 30, 2025	December 31, 2024
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 13)	$203	$112
Long-term accrued litigation	Other liabilities (Note 15)	294	96
Total accrued litigation		$497	$208

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,400 is available after giving consideration for the funding of the payment to the State of Ohio and the supplemental payment to the State of Delaware as well as the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,400 available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $38 and $82 during the three and six months ended June 30, 2025, respectively, and $26 and $49 during the three and six months ended June 30, 2024, respectively, excluding litigation-related settlements.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at June 30, 2025 and December 31, 2024, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received approximately $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. In April 2025, two Demands for Arbitration were sent to additional noticed insurance carriers and arbitrations are now proceeding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

After the date of these financial statements, in August 2025, in connection with agreeing to the New Jersey settlement as described further below, the parties entered a PFAS Insurance Proceeds Memorandum of Understanding (the “PFAS Insurance MOU”). The PFAS Insurance MOU is contingent on achieving a binding settlement, pursuant to a final and effective Judicial Consent Order (“JCO”) with respect to the New Jersey settlement. Under the PFAS Insurance MOU, Chemours agreed to assign to the other parties its rights to receive certain insurance proceeds in return for $150 of consideration to be paid by the other parties into an escrow account that will be used to fund a portion of Chemours’ share of the New Jersey settlement. The other parties will be entitled to receive 100% of future PFAS-related insurance proceeds up to $300, as well as a fee paid from the receipt of additional PFAS-related insurance proceeds of $3 plus interest (at prime minus 2%) on any unrecovered fraction of $150, not to exceed $35 and subject to conditions within the PFAS Insurance MOU. After the other parties recover PFAS-related insurance proceeds pursuant to the terms above, Chemours shall be entitled to its 50% share of any further PFAS-related insurance recoveries. The PFAS Insurance MOU and the consideration the Company will receive represents a contingent gain which will not be recognized until the conditions above are met. The parties also acknowledge that for the purposes of Qualified Spend under the MOU: (i) relevant insurance proceeds received by a party will be netted against applicable costs included in the calculation of Qualified Spend, and (ii) for the New Jersey settlement, the net present value of the scheduled future payments will be applied against the MOU limit rather than the gross amount of future payments. Pursuant to the terms of the PFAS Insurance MOU, the parties agreed to suspend the obligation of each of the parties to fund the $50 MOU payments due by September 30, 2025, and that future MOU funding requirements of Chemours will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement.

The parties will cooperate in good faith to enter into additional agreements reflecting the terms set forth in the MOU.

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both June 30, 2025 and December 31, 2024, there were approximately 815 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. The Company finalized the settlement agreement in March 2025. Per the terms of the agreement in principle, the Company assumed approximately 20 current SGPI asbestos cases as well as all future SGPI asbestos and product liability claims. The agreement also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases. As of June 30, 2025 there are approximately 20 SGPI asbestos litigation claims outstanding. The Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

At June 30, 2025 and December 31, 2024, Chemours had accruals of $86 and $61 related to these matters, respectively. Asbestos reserves recorded include estimated losses for current claims as well as an estimate of losses for future claims, except for the SGPI asbestos and product liability claims. Because of the limited history of SGPI asbestos and product liability claims, the Company has concluded that it is not able to reasonably estimate probable losses for future claims for these matters at this time.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At June 30, 2025 and December 31, 2024, there were 22 cases pending against EID alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At June 30, 2025 and December 31, 2024, Chemours maintained an accrual of $39 and $40, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through June 30, 2025, approximately $2 has been disbursed from escrow related to medical monitoring. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

In addition, under the Leach settlement agreement, EID must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts and private well users. At Separation, this obligation was assigned to Chemours and is included in the accruals discussed above.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 7,850 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 850 water provider cases in the AFFF MDL, of which approximately 40 such matters that had been filed as of the Settlement Agreement have submitted opt-outs per below discussion.

For non-water provider cases in the AFFF MDL (approximately 7,000), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases must be completed in September 2025. An initial Tier 2 Group A trial date has been set for October 2025. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the Court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions.

Also, as of April 2025, the parties are proceeding with product identification discovery on a selection of 12 real property cases, with fact discovery set to be completed in November 2025.

In February 2025, the court issued an order seeking a process for expert reports and Daubert briefing on the general causation on liver and thyroid cancers. The Court held a “Science Day” in June 2025 to address the claimed association of these diseases with exposure to an AFFF source. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

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

In August 2024, a civil claim was filed in the Superior Court of Ontario against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all persons in Canada who own property with a well and whose well contains PFAS. Plaintiff alleges that their well as the wells of class members were contaminated by PFAS and PFAS-containing products, such as AFFF, that were allegedly manufactured, used, transported, processed, or sold by defendants near their water sources. The claim seeks compensatory and punitive damages. In July 2025, Mead requested that the court discontinue the action against all defendants. The court has not yet acted on Mead’s request.

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

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the U.S. District Court of South Carolina Multi-district litigation and approximately 100 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of June 30, 2025 and December 31, 2024, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs’ filed a motion to remand, which is pending. The motion to transfer to the AFFF MDL was denied in April 2025. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The court has stayed rulings on the pending motions in this matter to allow the parties to mediate the remaining claims for alleged damages related to rate increases during the first half of 2025. A mediation took place in June 2025; no resolution was reached.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS-containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS-containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s cross claims.

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

In April 2025, the Water Works Board of the City of Opelika, Alabama (“Opelika”) filed suit in Alabama state court against 3M, the Company, DuPont, Corteva, Chromalloy Gas Turbine, Contitech, Duracell, Freudenberg-Nok, Henkel, Interface, Interfaceflor, JFA LLC, Kimberly-Clark, Kleen-Tex, Milliken, M+A Matting, Mountville Mills, Specialty Fabrics & Converting, Waste Away Group, Waste Management, West Point Foundry And Machine, Westpoint Home, Westrock Packaging Systems, and Fictitious Defendants A-Z, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Opelika seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Opelika’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. In June 2025, the matter was removed to federal court. Opelika filed to opt out of the Public Water Class Action Settlement.

In April 2025, the City of Chatsworth, Georgia sued the Company, Dupont De Nemours, EIDP, Corteva, 3M, Aladdin, Atlas Industries, Daikin, Grassroots Tufting Services, Holtzclaw Holdings, J and H Carpets, Len-Dal Carpet & Rug, Marquis Industries, Mill Creek Investments, Millennium Carpet Mills, Mohawk, Orion Carpets, Polytech Fibers, Supreme Carpet, The Dixie Group, and Fictitious Defendants A—J in Georgia state court. As carpet manufacturing users or suppliers of PFAS-containing carpet treatment chemicals, Defendants are alleged responsible for contamination of Chatsworth’s and Murray County’s drinking water supply through discharge of PFAS-containing carpet treatment chemicals into the surrounding areas. Chatsworth alleges negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Chatsworth seeks compensatory and punitive damages as well as an injunction requiring defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Chatsworth had previously filed to opt out of the Public Water System Class Action Settlement.

In May 2025, the Utilities Board of the City of Foley, Alabama d/b/a Riviera Utilities (“Riviera”) sued the Company, Corteva, Dupont De Nemours, E.I. du Pont de Nemours, EIDP, Chemours, 3M, Daikin and Vulcan in Alabama state court alleging that the defendants permitted PFAS contaminated waste streams from metal plating and other manufacturing in the area to discharge into plaintiffs’ water supply. Riviera provides drinking water to the City of Foley and Baldwin County and owns and operates a wastewater treatment plant. Riviera claims its water treatment and wastewater treatment are incapable of removing PFAS to safe levels. Plaintiffs assert negligence nuisance, abatement of nuisance, trespass, and injunctive relief and seek compensatory and punitive damages, an injunction requiring Defendants to abate and remove PFAS, attorneys’ fees and costs. Riviera had previously filed to opt out of the Public Water System Class Action Settlement.

In June 2025, Priscilla Cronon, Sharon Eads, Sally Smalley, Harvey Long, Jean Holden, and Tim Black filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Polecat Creek watershed in Gordon County are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2025, James Lyles, Helen Hill, T. Gene Edwards, Ty Edwards II, and Laura Lawson filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the South Chickamauga Creek watershed in Catoosa County are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In June 2025, Jamie Cordle, James Blackwell, Leroy Fletcher, Mark Stanley, Ross Rogers, Amanda Hunt, and Adam Seay filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Conasauga River watershed in Whitfield County are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In June 2025, the Walker County Water and Sewerage Authority and the City of Chickamauga, Georgia sued the Company, E.I. du Pont de Nemours, Dupont De Nemours, Corteva, 3M, Aladdin, Daikin, Shaw, Yates Bleachery Company and Fictitious Defendants A—J in Georgia state court. As carpet and textile manufacturing users and/or suppliers of PFAS-containing carpet and fabric treatment chemicals, Defendants are alleged responsible for contamination of Walker County’s and Chickamauga’s drinking water supply through discharge of PFAS-containing chemicals into the surrounding areas. The plaintiffs allege negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, as well as damages that will require defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Plaintiffs had each previously filed to opt out of the Public Water System Class Action Settlement.

In April 2025, a lawsuit was filed in Georgia state court on behalf of a group of plaintiffs located in Chattooga County, Georgia (“Dooley”), alleging that defendants, including Chemours, EIDP and DuPont de Nemours, used or manufactured PFAS used in textile manufacturing at Mount Vernon Mills and then discharged to the Town of Trion waste treatment plant. Plaintiffs allege PFAS contamination of their properties due to treated sewage sludge spread on their land property by Defendant Town of Trion. The lawsuit alleges negligence, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. Plaintiffs seek compensatory and punitive damages as well as an injunction to remediate and remove PFAS from their properties.

In May 2025, the City of Peabody, Massachusetts ("Peabody") filed suit in Minnesota federal court against multiple defendants, including Chemours, relating to the alleged presence of PFAS in turnout gear. Peabody alleges claims on behalf of all proposed class members defined to be all municipalities or other governmental entities in the various states of the United States of America that have purchased fire fighter PPE. Peabody seeks compensatory damages to allow Peabody and the class members to remove and dispose of the PPE containing PFAS and purchase replacement sets that do not contain PFAS, exemplary damages, and attorney’s fees and costs.

In June 2025, Joseph Lepouski and Lisa Marie Lepouski (“Lepouski”) filed suit in Pennsylvania state court against multiple defendants, including Chemours, alleging that alleged presence of PFAS in turnout gear resulted in Mr. Lepouski developing testicular cancer. Lepouski alleges that each Defendant breached implied and express warranties of marketability through their sale of PFAS-containing turnouts, that each Defendant was negligent in their role resulting in Plaintiffs’ exposure to PFAS, that each Defendant is strictly liable for defectively designing turnouts and failing to warn Plaintiffs of the risk of PFAS, and that each Defendant’s conduct was willful and wanton. Plaintiffs seek compensatory damages for pain, suffering, emotional distress, loss of enjoyment of life, and other noneconomic damages; economic damages in the form of medical expenses, out of pocket expenses, lost earnings, and other economic damages; and punitive damages.

In July 2025, Robert Taylor (“Taylor”) filed suit in Pennsylvania state court against multiple defendants, including Chemours, alleging that alleged presence of PFAS in turnout gear resulted in Taylor developing kidney cancer. Taylor alleges that each Defendant breached implied and express warranties of marketability through their sale of PFAS containing turnouts, that each Defendant was negligent in their role resulting in Plaintiffs’ exposure to PFAS, that each Defendant is strictly liable for defectively designing turnouts and failing to warn Plaintiffs of the risk of PFAS, and that each Defendant’s conduct was willful and wanton. Taylor seeks compensatory damages for pain, suffering, emotional distress, loss of enjoyment of life, and other noneconomic damages; economic damages in the form of medical expenses, out of pocket expenses, lost earnings, and other economic damages; and punitive damages.

In June 2025, the City of Clinton, South Carolina (“Clinton”) filed suit in South Carolina state court against several defendants, including Chemours. Clinton alleges that defendants have manufactured, sold, used, and/or caused discharge of PFAS into the Enoree River, which Clinton uses for its drinking water intake. Clinton disclaims any claims or causes of actions relating to AFFF. The complaint seeks an injunction requiring defendants to abate and remove PFAS as well as compensatory damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2025, the Gaffney Board of Public Works ("Gaffney") filed suit in South Carolina state court against several defendants, including Chemours. Gaffney alleges that several defendants have manufactured, sold, used, and/or supplied PFAS to other defendants who then discharged PFAS into the Broad River and Lake Whelchel as part of their industrial processes. Gaffney uses the Broad River and Lake Whelchel for its drinking water intake. Gaffney disclaims any claims or causes of actions relating to AFFF. The complaint seeks an injunction requiring defendants to abate and remove PFAS as well as compensatory damages. Also, in June 2025, the City of Union, South Carolina (“Union”), which also relies upon the Broad River and its tributaries as a source of drinking water, filed suit in South Carolina state court against multiple defendants, including Chemours and EIDP, regarding alleged discharges and seeking PFAS abatement and removal as well as compensatory damages. Union disclaims any claims or causes of actions relating to AFFF. Gaffney and Union each filed to opt out of the Public Water Class Action Settlement.

In June 2025, South Carolina Public Service Authority a/k/a Santee Cooper ("Santee Cooper") filed suit in South Carolina state court against several defendants, including Chemours. Gaffney alleges that several defendants have manufactured, sold, used, and/or supplied PFAS to other defendants who then discharged PFAS either directly or through wastewater treatment plants into the Santee River Basin as part of their industrial processes. Santee Cooper uses the Santee River Basin for its drinking water intake. Santee Cooper disclaims any claims or causes of actions relating to AFFF. The complaint seeks an injunction requiring defendants to abate and remove PFAS as well as compensatory damages.

In July 2025, Whitney Wilkie and Thomas Holmberg filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Howell Creek watershed in Gwinnet County, Georgia are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In July 2025, Carl Loudermilk, Dennis Pharr, and Gordon Stafford filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Polecat Creek watershed in Murray County, Georgia are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In July 2025, Jerry Harrott, Bob Bartow, James Hulsey and Rodney Squires filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Salacoa Creek watershed in Gordon County, Georgia are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In July 2025, Brandon Gibson, Brett Wright, Amy Wright, David Mcgill, Shae Hager, and Stuart Mason filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Coosawattee River watershed in Murray County and/or Gordon County are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In July 2025, Dan Bramblett, Donna Falun, T.B. Construction, Inc., Tracy Burns, Bryan Lester, David Bryant, William Combs, and Lorette Hufstetler filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Conasauga River watershed in Gordon County, Georgia are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In June 2025, Woodruff-Roebuck Water District (“Woodruff-Roebuck”) filed suit in South Carolina state court against multiple defendants, including Chemours, EIDP, and DuPont de Nemours. Chemours, EIDP, and DuPont de Nemours have not yet been served. Woodruff-Roebuck alleges several defendants have manufactured, sold, used, and/or supplied PFAS to other defendants who then discharged PFAS into the North, Middle, and South Tyger Rivers as part of their industrial processes. The discharges allegedly traveled downstream to Woodruff-Roebuck’s water intakes on the North and South Tyger Rivers and contaminated the water going through its surface water treatment plant which is then distributed to its customers. The complaint seeks an injunction requiring defendants to abate and remove PFAS as well as compensatory damages.

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

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. As of September 2024, these settlements have all been paid consistent with prior reserves in the matters. Upon completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters. In December 2024, the court scheduled the class action trial for July 2025. In June 2025, EID and Chemours reached an agreement in principle to resolve the class action for a total of $27. Of this total, an initial payment of $22 shall be paid after the court’s final approval of the settlement, and $5 shall be paid in $1 increments annually, starting on the one year anniversary date of the initial payment. This agreement in principle is subject to completion of final papers as well as final court approval after notice to the class and a hearing. A reserve in the amount of $13.5 was established, representing Chemours' portion of the total settlement in accordance with the MOU.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2025, Elhannon Wholesale Nursery, Inc., and Donald J. Sutton filed suit in federal court in New York against Saint-Gobain, Honeywell F/K/A Allied-Signal, EIDP, and 3M alleging their real property, groundwater, soils, aquifers and tree nursery in Hoosick Falls, New York are contaminated by PFAS emissions from the nearby Saint Gobain manufacturing facility. The plaintiffs assert that as a result of the PFAS contamination, the drinking water on their property is not fit for consumption, the property is not fit for agricultural use, including as a tree nursery, and that the nursery trees are not fit for use and sale. Plaintiffs seek to hold responsible Saint Gobain and Honeywell as the owner and former owner of the facility, and 3M and EIDP, as suppliers of PFAS used at the facility. The complaint asserts counts for negligence, declaratory judgment, and injunctive relief against all defendants, strict products liability against EIDP and 3M, and nuisance, trespass and strict liability against Saint Gobain and Honeywell. The plaintiffs seek declaratory and injunctive relief compelling the defendants to remove the PFAS contamination and to provide an alternative water supply as well as compensatory and punitive damages, fees, and costs.

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

Since January 2025, sixteen lawsuits have been filed in New Jersey, New York, Delaware and Illinois on behalf of multiple plaintiffs alleging, inter alia, personal injury related to exposure to PFAS. The complaints demand compensatory and punitive damages. The cases have been tagged to the AFFF MDL.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS-containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seek compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court.

In July 2023, Massachusetts Natural Fertilizer Company sent Notices of Potential Liability to Corteva, DuPont, the Company and others related to the presence of PFAS in its composting operation in Westminster, Massachusetts (the “Mass Natural Site”). The Notices demanded that the companies perform or fund clean-up response activities at the Mass Natural Site. In response, in August 2023, the Company sent a letter denying liability. In March 2025, Mass Natural, The Newark Group, Otter Farm, Inc., and Seaman Paper Company filed suit in Worcester County, Massachusetts Superior Court against Corteva, DuPont, EIDP, the Company and several other defendants alleging defendants are responsible for PFAS contamination of the Site, which operates on land owned by Otter Farms and Seaman Paper. The plaintiffs assert state superfund claims against defendants seeking compensatory damages to cover the costs of clean-up and diminution of property value, as well as fees and costs.

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

In February 2025, a second putative class action was filed in federal court in Massachusetts, this time against EID, Dupont De Nemours, Corteva, Ball Corporation, Rust-Oleum Corporation, New England Waste Systems d/b/a Casella Organics, Synagro Technologies, New England Fertilizer Company, NEFCO, and the Company. The complaint alleges Defendants are responsible for PFAS contamination from the Massachusetts Natural Fertilizer Company Site. As to the DuPont entities, Corteva and the Company, the complaint alleges medical monitoring, negligence, and breach of warranty for failure to warn and seeks compensatory and punitive damages as well as medical monitoring and other injunctive and declaratory relief. In April 2025, an amended complaint was filed adding allegations for property damages under a state statute.

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

In September 2023, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia where plaintiff’s husband was a firefighter. Plaintiff alleges that repeated and extensive exposure to PFAS resulted in her husband’s brain cancer. The complaint seeks compensatory and punitive damages.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025.

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

In December 2024, the City of Dalton, Georgia, acting through its Board of Water, Light and Sinking Fund Commissioners, d/b/a Dalton Utilities (hereinafter “Dalton”) sued 3M, EID, Daikin, INV Performance Surfaces, Aladdin Manufacturing, Shaw Industries, unnamed DOES and the Company in federal court in Georgia. Dalton has received and treated waste from carpet and flooring manufacturers since the 1970s and alleges that Defendants have caused long-running contamination of Dalton’s wastewater treatment operations through the sale, use and disposal of PFAS. Dalton’s operations include Riverbend Land Application System (“LAS”) where treated wastewater is land-applied, as well as three wastewater treatment plants (collectively, the “POTW”). Dalton alleges that the Defendants sold and used PFAS-containing carpet treatment chemicals while knowing the PFAS would not be removed by the POTW. Dalton further alleges that Defendants did not provide disclosures or warnings to Dalton or the public. CERCLA (as defined below) is asserted as the basis for cost recovery and for a declaration of Defendants’ joint and several liability for past and future response costs by the POTW and abatement of PFAS. Dalton also alleges negligence, nuisance, trespass, strict liability and violations of various state statutes and seeks compensatory and punitive damages and attorneys’ fees and costs. In April 2025, Dalton filed an amended complaint.

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

In January 2025, James and Pamela Stephens filed a lawsuit in Georgia state court against the City of Calhoun, 3M, INV Performance Surfaces, Daikin, Arrowstar, Aladdin, Mohawk, Shaw, Milliken, Mannington Mills, Dixie Group, Marquis Industries, EID and the Company. Plaintiffs assert that PFAS-containing waste from defendant carpet manufacturers and suppliers was sent to Calhoun’s treatment facility and Calhoun disposed of its post treatment sludge on nearby and adjacent property which resulted in PFAS contamination to their historic home, property, creek and drinking water. Plaintiffs’ assertions include negligence, nuisance, and trespass, and they seek compensatory and punitive damages as well as abatement, removal of PFAS from their property, attorneys’ fees and costs.

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

In January 2025, 1001 Newark Ave. Associates, LLC filed a lawsuit in New Jersey federal court against General Spray Drying Services, Inc., Fabvan Sales Company (d/b/a Geral Spray Drying), EID, DuPont de Nemours, Corteva, Chemours and other defendants related to alleged contamination at a property in Elizabeth, NJ. The complaint alleges that General Spray’s processing operations resulted in discharges of other defendants’ PFAS and that these compounds have contaminated underlying soil and groundwater. The Complaint is brought under CERCLA and the New Jersey Spill Compensation and Control Act and seeks, inter alia, recovery of costs for the investigation and remediation of PFAS at the property and declaratory judgments relating thereto. In April 2025, the Company and other defendants filed a motion to dismiss. In April 2025, two defendants also filed cross-claims against EIDP, DuPont de Nemours, Corteva and Chemours.

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

In January 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by Johnny Oscar Moretz (“Moretz”) alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Chemours and EID have not yet been served in this matter. Moretz alleges that the defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages.

In April 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by multiple plaintiffs alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiffs allege that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages.

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

In July 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours by Jonathan Clarke (“Clarke”), alleging that plaintiff was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear and AFFF. Clarke seeks both compensatory and punitive damages. In April 2025, Clarke amended their complaint and removed allegations relating to AFFF. Chemours was served in June 2025.

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

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claim. As such, as of June 30, 2025, the Company has not accrued for any amounts related to the fund mentioned above. Although the Company believes a loss is probable and could be material, it is not estimable at this time due to various reasons including, among others, that such discussions are in their early stages and have significant issues to be resolved.

Further, in the Netherlands, in September 2023, a Dutch criminal defense lawyer announced a criminal complaint with the support of a few thousand citizens against Chemours and its current and former directors for alleged unlawful emissions of PFOA and GenX in Dordrecht. This claim has been filed with the Office of the Public Prosecutor, which is proceeding with the investigation.

In May 2020, the Company was notified of an alleged criminal offense related to the Netherlands’ Environmental Management Act and the Working Conditions Decree, regarding the use of PFOA during the pre-spin time period of June 1, 2008 to December 31, 2012. The investigation was initiated in the first quarter of 2016 by a public prosecutor. The Company believes that it has complied with all relevant laws, and the Company is in contact with the prosecutor.

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the three and six months ended June 30, 2025, the Company recorded an immaterial amount related to one or more of these matters.

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

The matters were removed to federal court and consolidated for case management and pretrial purposes. In December 2021, the federal court entered a consolidated order granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and Chemours to establish a remediation funding source (“RFS”) in the amount of $943 for the Chambers Works site, the majority of which is for non-PFAS remediation items. In March 2023, the four NJ DEP lawsuits were referred to mediation by the federal court, with the proceedings in the matters stayed pending the mediation. In April 2024, NJ DEP submitted to the court a letter declaring that the parties had reached an impasse in the mediation. A case management schedule was entered by the court in May 2024, with the Chambers Works and Pompton Lakes matter being active and the other two matters being administratively terminated without prejudice. In August 2024, Third Amended Complaints were filed in the Chambers Works and Pompton Lakes Works matters.

The Chambers Works matter trial began on May 19, 2025. The court has proceeded through a series of “mini-trials”, focused on: Third Amended Complaint Spill Act (Count 1) (liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendants EID; Spill Act (Count 1)(liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendant Chemours; Water Pollution Act (Count 2)(liability) against defendants EID and Chemours; Fraudulent transfer (actual and constructive)(Counts 13-16) against all defendants); Industrial Site Recovery Act (Count 3)(against all defendants except Chemours); the CRACO defense; and the Government contractor defense. As of June 9, 2025, the Court had progressed through the Spill Act and Brownfield and Contaminated Site Remediation Act mini-trials, the Water Pollution Control Act mini-trial, the CRACO defense mini-trial, and the Government Contractor defense mini-trial. On July 1, 2025, the Court postponed the rest of the mini-trials pending further order of the Court. Discovery has also been ongoing in the Pompton Lakes matter with future deadlines in such matter to be addressed in a future scheduling order.

In June 2024, Carneys Point Township filed a motion to intervene in such matter seeking to bring counterclaims against both the State of New Jersey and defendants, including Chemours, related to natural resource damages, RFS, ISRA penalties, off-site remediation and lost property taxes. In November 2024, Carneys Point Township’s motion to intervene was denied and it is proceeding separately in its 2016 state court matter. In April 2025, the defendants’ appeal was ordered for consideration on the merits and is pending before the NJ Superior Court.

On February 28, 2025, NJ DEP sent to Chemours a letter indicating that the agency had placed the Chambers Works facility under discretionary direct oversight status, applicable to both Chemours and EID. The letter included requirements similar to those at issue in the ongoing litigation, including establishing a RFS and paying all NJ DEP oversight costs. Defendants raised this matter with the Court and sought withdrawal of the February 2025 letter by NJ DEP. While NJ DEP recognized that the letter’s requirements are currently stayed, it has not withdrawn the letter. Chemours and EID have appealed the February 2025 letter in the New Jersey Superior Court, which has been dismissed without prejudice pending the Chambers Works matter trial. The Company expects this matter to be resolved in connection with the New Jersey settlement described further below.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In the course of mediation related to these matters, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”) agreed to a recommended settlement agreement in principle with NJ DEP and other State of New Jersey offices, including the Attorney General (collectively, the “State of New Jersey”), to comprehensively resolve these matters. In August 2025, the NJ Settling Companies and the State of New Jersey agreed to and announced a proposed JCO on terms consistent with the recommended settlement agreement. The JCO will be submitted for public notice and comment and is subject to Court approval following that period. The settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses. The settlement will resolve all statewide claims by the State of New Jersey pending against the NJ Settling Companies related to PFAS, including claims not related to operating sites and from the use of AFFF. The settlement will also resolve legacy contamination claims related to NJ Settling Companies' four current and former operating sites in the NJ lawsuits (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State of New Jersey, including claims for natural resource damages from the sites.

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. As of June 30, 2025, the Company has recorded $257 which represents its allocation of the scheduled annual settlement payments on a net present value basis using an 8% discount rate. $96 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the Court, but no earlier than January 31, 2026. The settlement also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Securities Related Litigation and Requests for Information Arising From Audit Committee Internal Review, and Related Indemnification Agreements

The Audit Committee, with the assistance of independent counsel, conducted an internal review in the first quarter of 2024 arising from a report made to the Chemours Ethics Hotline, and its findings include that the Company’s then CEO, CFO and Controller violated the Chemours Code of Ethics for those positions. Chemours is cooperating with requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York concerning the results of the Audit Committee Internal Review and the Company’s SEC filings and in June 2024 received a subpoena from the SEC. In March 2024, two putative class actions were filed in Delaware federal court against the Company and former officers of the Company alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. The complaints allege claims on behalf of proposed classes of purchasers of Chemours stock beginning February 10, 2023 and ending February 28, 2024 and seek compensatory damages and fees. In September 2024, an Amended Complaint was filed, and the Company and former officers filed a motion to dismiss the Amended Complaint in October 2024. In April 2024, June 2024, July 2024, August 2024 and October 2024, the Company received seven stockholder demands for inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware and the common law (“Section 220 Demand”), including in its purpose the investigation of possible wrongdoing, mismanagement or breach of fiduciary duties by the Board of Directors and/or senior management in connection with the compensation of executive officers and oversight over the Company’s accounting practices. In June 2025, the Company received a demand letter from one of these stockholders requesting that the Board investigate allegations that the Company made false and misleading disclosures regarding its financial condition and controls. The Board considered the demand letter and deferred any further investigation during the pendency of the other ongoing litigation and investigations as described herein.

In April 2025, two stockholder derivative actions were filed in Delaware state court against the Company, former officers of the Company, and past and current members of the Board. The complaints allege, inter alia, claims of breach of fiduciary duty and unjust enrichment. Pursuant to court order, these actions have been consolidated and stayed pending the earlier of the date that: (i) the Delaware district court action is dismissed with prejudice and all appeals therefrom are exhausted; or (ii) any defendant in the Delaware district court action files an answer to the operative complaint in that action. A third stockholder derivative action was filed in June 2025 in Delaware state court against the Company, former officers of the Company and past and present members of the Board. It is expected that this action will be consolidated with the other stockholder derivative actions and stayed. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of loss, if any, as the matters are in their early stages with significant issues to be resolved, including, for certain matters, whether a claim will be made.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred $1 of costs for these indemnification agreement requests during the six months ended June 30, 2024. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of June 30, 2025 as it cannot estimate the ultimate outcome at this time.

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

Chemours accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. The Company, from time to time, may engage third parties to assist in obtaining and/or evaluating relevant data and assumptions when estimating its remediation liabilities. These liabilities are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Environmental liabilities and expenditures include claims for matters that are liabilities of EID and its subsidiaries, which Chemours may be required to indemnify pursuant to the Separation-related agreements. When the aggregate amount of the liability, or component, and the amount and timing of cash payments for the liability, or component, are fixed or reliably determinable, the amounts are discounted using the risk-free rate. If the amount or timing are not fixed or reliably determinable, the accrued liabilities are undiscounted. In any case, the liabilities do not include claims against third parties. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued.

The following table sets forth the Company’s environmental remediation liabilities at June 30, 2025 and December 31, 2024 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	June 30, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$53	$31
Dordrecht Works, Netherlands	31	28
Fayetteville Works, Fayetteville, North Carolina (1)	334	351
Pompton Lakes, New Jersey	54	41
Washington Works, West Virginia	25	25
All other sites	108	95
Total environmental remediation	$605	$571
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 16 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Current environmental remediation	$102	$115
Long-term environmental remediation	503	456
Total environmental remediation	$605	$571

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $600 above the amount accrued at June 30, 2025. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule and, as such, abeyance continues into August 2025. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $27 and $24 are included in the environmental remediation balance as of June 30, 2025 and December 31, 2024, respectively. Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter at June 30, 2025 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of June 30, 2025, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of June 30, 2025 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

In addition to the scheduled annual settlement payments pursuant to the New Jersey settlement described more fully in the Litigation section above, the settlement also obligates the NJ Settling Companies to continue to undertake remediation at the four sites (notably Chambers Works and, Pompton Lakes, as well as Repauno and Parlin), which will be determined in accordance with applicable law. As part of the settlement, the NJ Settling Companies have agreed to a process to review and establish the RFS for each of the four sites (in the form of surety bond, or similar financial instrument) to ensure available funds for future remediation at the sites, including using a binding third-party licensed site remediation professionals ("LSRP") review if the parties cannot agree. The Company is the primary responsible party at Chambers Works, Pompton Lakes and Repauno.

In connection with the New Jersey settlement negotiations, during the three months ended June 30, 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of June 30, 2025, the Company has total environmental and legal remediation-related liabilities recorded for these sites of $148, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $242.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company has reserved for environmental remediation liabilities based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. The New Jersey settlement outlines a range of potential RFS for the sites. For the sites for which the Company is the primary responsible party, the RFS ranges total from $177 to $1,048 in the first year after settlement. These RFS ranges per the settlement represent negotiated amounts, and the bottom of the range reflects the Company’s prior or current financial assurances and current view for potential future remediation activities at the sites. The range of potential RFS amounts in the settlement reflect potential additional scope or activities that are not currently required under the existing remediation plans for these specific remediation sites. As identified above, during the RFS process outlined in the settlement agreement, the Company will work with the NJ DEP and, potentially LSRPs, to determine the appropriate RFS amounts and review the future scope of remediation for each of the four sites. Given the complexity and uncertainty inherent in the RFS review process, there is a risk that the outcome of these technical evaluations could lead the Company to determine that additional remediation activities are required. Any such determination could result in future changes to the Company’s environmental reserve estimates.

Chemours incurred environmental remediation expenses of $56 and $67 for the three and six months ended June 30, 2025, respectively, and $13 and $27 for the three and six months ended June 30, 2024, respectively, of which $4 and $7 for the three and six months ended June 30, 2025, respectively, and $3 and $11 for the three and six months ended June 30, 2024, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
On-site remediation	$181	$188
Off-site groundwater remediation	153	163
Total Fayetteville environmental remediation	$334	$351

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Current environmental remediation	$55	$68
Long-term environmental remediation	279	283
Total Fayetteville environmental remediation	$334	$351

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At June 30, 2025 and December 31, 2024, the Company had $132 and $141 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of June 30, 2025 and December 31, 2024, the Company had $21, respectively for both periods, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $182 and $188 at June 30, 2025 and December 31, 2024, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Litigation and Other matters related to Fayetteville

In February 2019, the Company received an NOV from EPA, alleging certain TSCA violations at Fayetteville. Matters raised in the NOV could have the potential to affect operations at Fayetteville. For this NOV, the Company responded to EPA in March 2019, asserting that the Company has not violated environmental laws. The Company continues to progress in discussion with EPA regarding PFAS-related allegations at its sites, including the February 2019 NOV, and management believes a loss is reasonably possible, but not estimable at this time.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In January 2025, the court informed the parties that trial will be scheduled for September 29, 2025. In July 2025, the trial court took the trial off the schedule for unforeseen circumstances and a further hearing is scheduled in August 2025.

In December 2022, Aqua North Carolina, Inc. filed suit in North Carolina state court alleging EID, DuPont, DowDuPont, Inc and the Company are responsible for polyfluorinated chemical contamination of the Cape Fear River, groundwater and other water sources used by Aqua North Carolina across the state to serve its water customers. The complaint was later amended to add EIDP and Corteva and to drop DowDuPont and EID. The complaint alleges product liability, negligence, trespass, deceptive trade practices, unjust enrichment and fraudulent transfer. Plaintiff seeks equitable relief as well as compensatory and punitive damages. In February 2023, the matter was removed to federal court. In July 2024, the court dismissed the claims for products liability, deceptive trade practices and public nuisance.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As of June 30, 2025, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

Other Environmental and Environmental-Related Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect hydrofluorocarbons ("HFCs") produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company is reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by the Company in June 2025. The Company has submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent.

In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at June 30, 2025 and December 31, 2024, respectively, with respect to this indemnification.

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the NPDES permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 but has yet to issue a ruling on the motion. At the hearing the court moved the trial date from March 2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association. Management believes that a loss is reasonably possible but not estimable as there are significant factual and legal issues to be resolved.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 17. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $7 and $12 for the three and six months ended June 30, 2025, and $5 and $7 for the three and six months ended June 30, 2024, respectively.

Stock Options

On March 3, 2025, Chemours granted approximately 1,954,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the six months ended June 30, 2025.

Six Months Ended June 30, 2025
Risk-free interest rate	3.98%
Expected term (years)	6.00
Volatility	56.58%
Dividend yield	7.22%
Fair value per stock option	$4.17

The Company recorded $2 and $4 in stock-based compensation expense specific to its stock options for the three and six months ended June 30, 2025, respectively, and $2 and $5 for the three and six months ended June 30, 2024, respectively. At June 30, 2025, approximately 4,971,000 stock options remained outstanding.

Restricted Stock Units

During the six months ended June 30, 2025, Chemours granted approximately 929,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $4 and $7 in stock-based compensation expense specific to its RSUs for the three and six months ended June 30, 2025, respectively, and $3 and $4 for the three and six months ended June 30, 2024, respectively. At June 30, 2025, approximately 1,687,000 remained non-vested.

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

The Company recorded a net reversal of stock-based compensation expense of less than $1 for both the three and six months ended June 30, 2025, respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded less than $1 of stock-based compensation expense specific to its PSUs for the three months ended June 30, 2024, and a net reversal of stock-based compensation expense of $3 for the six months ended June 30, 2024. At June 30, 2025, approximately 286,000 PSUs at 100% of the target amount remained non-vested.

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

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the six months ended June 30, 2025.

Six Months Ended June 30, 2025
Risk-free interest rate	4.12%
Expected term (years)	6.07
Volatility	55.32%
Dividend yield	7.22%
Fair value per performance stock option (1)	$3.90
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded $1 in stock-based compensation expense specific to its PSOs for both the three and six months ended June 30, 2025, respectively, and less than $1 and $1 for the three and six months ended June 30, 2024, respectively. At June 30, 2025, approximately 979,000 PSOs remained outstanding.

Note 18. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(100)	(20)	201	(7)	74
Balance at June 30, 2025	$(61)	$(16)	$(153)	$(63)	$(293)

Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive income (loss)	20	8	(107)	6	(73)
Balance at June 30, 2024	$20	$—	$(281)	$(86)	$(347)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At June 30, 2025, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $195, and an average maturity of one month. At December 31, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196, and an average maturity of one month. Chemours recognized a net gain of $1 and a net loss of $1 for the three and six months ended June 30, 2025, respectively, and net gains of $3 and $1 for the three and six months ended June 30, 2024, respectively, in other income (expense), net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At June 30, 2025, the Company had 185 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $197, and an average maturity of five months. At December 31, 2024, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178, and an average maturity of four months. Chemours recognized pre-tax losses of $14 and $18 for the three and six months ended June 30, 2025, respectively, and pre-tax gains of $3 and $7 for the three and six months ended June 30, 2024, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2025, $2 and $5 of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2024, $1 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

The Company expects to reclassify approximately $14 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At June 30, 2025 and December 31, 2024, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized a pre-tax gain of less than $1 and a pre-tax loss of $1 for the three and six months ended June 30, 2025, respectively, within accumulated other comprehensive loss. Chemours recognized pre-tax gains of $1 and $5 for the three and six months ended June 30, 2024 within accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2025, less than $1 and $1 of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2024, less than $1 and $1 of gains were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized pre-tax losses of $40 and $55 for the three and six months ended June 30, 2025, respectively, and pre-tax gains of $13 and $27 for the three and six months ended June 30, 2024, respectively on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and six months ended June 30, 2025 and 2024.

Net Investment Hedge – Cross-Currency Swaps

The Company recognized pre-tax losses of $61 and $77 for the three and six months ended June 30, 2025 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three and six months ended June 30, 2025.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at June 30, 2025 and December 31, 2024.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2025	December 31, 2024
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$1	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	—	7
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 7)	—	5
Total asset derivatives		$1	$13

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 13)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 13)	12	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 13)	4	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 13)	72	—
Total liability derivatives		$88	$4

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and six months ended June 30, 2025 and 2024.

				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	(14)
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(40)
Cross-currency swap designated as a net investment hedge	—	—	—	(61)

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$3	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	3
Interest rate swaps designated as a cash flow hedge	—	—	—	1
Euro-denominated debt designated as a net investment hedge	—	—	—	13

				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Six Months Ended June 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(1)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(18)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(55)
Cross-currency swap designated as a net investment hedge	—	—	—	(77)

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	7
Interest rate swaps designated as a cash flow hedge	—	1	—	5
Euro-denominated debt designated as a net investment hedge	—	—	—	27

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

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$(2)	$(2)	$(4)	$(4)
Interest cost	(3)	(3)	(6)	(7)
Expected return on plan assets	6	5	11	10
Amortization of actuarial loss	(1)	(2)	(2)	(4)
Amortization of prior service gain	—	1	1	1
Settlement gain	—	1	—	2
Total net periodic pension cost	$—	$—	$—	$(2)

Net gain	$—	$—	$—	$3
Amortization of actuarial loss	1	2	2	4
Amortization of prior service gain	—	(1)	(1)	(1)
Recognition of settlement gain	—	(1)	—	(2)
Effect of foreign exchange rates	(6)	1	(8)	2
(Cost) benefit recognized in other comprehensive income	(5)	1	(7)	6
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$(5)	$1	$(7)	$4

The Company made cash contributions of $4 and $8 to its defined benefit pension plans during each of the three and six months ended June 30, 2025, respectively, and $3 and $7 for the three and six months ended June 30, 2024, respectively. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2025.

Note 21. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$502	$713
Restricted cash and restricted cash equivalents (1)	51	50
Cash, cash equivalents, restricted cash and restricted cash equivalents	$553	$763
(1)
At June 30, 2025 and December 31, 2024, the restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. See “Note 16 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following tables set forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Segment information from Interim Consolidated Statements of Operations:
Three Months Ended June 30, 2025
Net sales to external customers (1)	$597	$657	$346
Segment cost of goods sold	377	606	282
Segment selling, general and administrative expense	26	29	34
Segment research and development expense	7	8	12
Add back: Depreciation and amortization (2)	18	32	35
Equity in earnings of affiliates	2	—	7
Other segment items (3)	—	(1)	10
Segment Adjusted EBITDA	$207	$47	$50

Six Months Ended June 30, 2025
Net sales to external customers (1)	$1,063	$1,254	$639
Segment cost of goods sold	689	1,150	533
Segment selling, general and administrative expense	51	57	67
Segment research and development expense	15	15	24
Add back: Depreciation and amortization (2)	34	64	70
Equity in earnings of affiliates	4	—	13
Other segment items (3)	(2)	(1)	16
Segment Adjusted EBITDA	$348	$97	$82

Segment information from Interim Consolidated Balance Sheets:
June 30, 2025
Total assets	$1,775	$2,353	$1,826
Investments in affiliates	76	—	101

Segment information from Interim Consolidated Statements of Cash Flow:
Six Months Ended June 30, 2025
Purchases of property, plant and equipment	44	57	24

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Segment information from Interim Consolidated Statements of Operations:
Three Months Ended June 30, 2024
Net sales to external customers (1)	$519	$677	$345
Segment cost of goods sold	342	590	286
Segment selling, general and administrative expense	25	28	35
Segment research and development expense	7	7	12
Add back: Depreciation and amortization (2)	13	32	23
Equity in earnings of affiliates	2	—	9
Other segment items (3)	—	1	(1)
Segment Adjusted EBITDA	$160	$83	$45

Six Months Ended June 30, 2024
Net sales to external customers (1)	$972	$1,268	$647
Segment cost of goods sold	624	1,108	542
Segment selling, general and administrative expense	51	57	73
Segment research and development expense	15	14	24
Add back: Depreciation and amortization (2)	26	63	43
Equity in earnings of affiliates	4	—	19
Other segment items (3)	2	—	(4)
Segment Adjusted EBITDA	$310	$152	$74

Segment information from Consolidated Balance Sheets:
December 31, 2024
Total assets	$1,541	$2,289	$1,748
Investments in affiliates	72	—	81

Segment information from Interim Consolidated Statements of Cash Flow:
Six Months Ended June 30, 2024
Purchases of property, plant and equipment	58	32	77
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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following tables set forth a reconciliation for instances in which the above financial information for the Company's reportable segments does not sum to consolidated amounts.

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended June 30, 2025
Net sales to external customers	$1,600	$15	$—	$1,615
Depreciation and amortization	$85	$1	$5	$91

Six Months Ended June 30, 2025
Net sales to external customers	$2,956	$27	$—	$2,983
Depreciation and amortization	$168	$2	$10	$180
Purchases of property, plant, and equipment	$125	$1	$1	$127

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended June 30, 2024
Net sales to external customers	$1,541	$13	$—	$1,554
Depreciation and amortization	$68	$1	$5	$74

Six Months Ended June 30, 2024
Net sales to external customers	$2,887	$28	$—	$2,915
Depreciation and amortization	$132	$2	$11	$145
Purchases of property, plant, and equipment	$167	$3	$5	$175

Total Assets (1)
June 30, 2025	$5,954	$97	$1,437	$7,488
December 31, 2024	$5,578	$97	$1,838	$7,513
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Thermal & Specialized Solutions	$207	$160	$348	$310
Titanium Technologies	47	83	97	152
Advanced Performance Materials	50	45	82	74
Segment Adjusted EBITDA	304	288	527	536
Other non-reportable Segment Adjusted EBITDA	4	3	5	5
Corporate expenses (1)	(53)	(77)	(110)	(132)
Unallocated Items:
Interest expense, net	(67)	(66)	(133)	(128)
Depreciation and amortization	(91)	(74)	(180)	(145)
Non-operating pension and other post-retirement employee benefit income	2	2	4	2
Exchange losses, net	(4)	(7)	(7)	(6)
Restructuring, asset-related, and other charges (2) (Note 4)	(6)	(3)	(27)	(7)
Inventory write-offs (3)	(2)	—	(2)
Gain on sales of assets and businesses, net	—	—	1	3
Transaction costs (4)	(2)	(6)	(3)	(11)
Qualified spend recovery (5)	13	8	22	15
Litigation-related charges (6)	(299)	1	(299)	6
Environmental charges (7)	(60)	—	(60)	—
(Loss) income before income taxes	$(261)	$69	$(262)	$138
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
As part of the Company's decision to exit its SPS CapstoneTM business, the Company incurred accelerated depreciation charges of $12 and $23 during the three and six months ended June 30, 2025, respectively, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(3)
For the three and six months ended June 30, 2025, inventory write-offs represents the write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(4)
For the six months ended June 30, 2025, transaction costs includes $1 of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and six months ended June 30, 2024, transaction costs includes $6 and $11, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
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
(6)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the three and six months ended June 30, 2025, litigation-related charges includes $257 related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of New Jersey’s settlement agreement reached in August 2025, $16 of third-party legal fees directly related to the New Jersey settlement agreement, $14 related to the Company's portion of Chemours and EID’s settlement agreement to resolve the Hoosick Falls class action lawsuit, and $12 related to reserves for asbestos and production liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc..
(7)
Environmental charges pertains to management's assessment of estimated liabilities associated with certain remediation expenses at various sites. For the three and six months ended June 30, 2025, environmental charges includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement.

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

Recent Developments

Washington Works

In July 2025, we began experiencing production constraints following a local power outage at our Washington Works, West Virginia site. This event caused a full shutdown at our site. After an initial restart and following further assessments, we identified damage to a critical piece of equipment that resulted in unscheduled downtime into August. As a result of this unplanned event, the Advanced Performance Materials segment is expected to have lower sales and incur additional costs in the third quarter of 2025.

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

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$1,615	$1,554	$2,983	$2,915
Cost of goods sold	1,337	1,246	2,469	2,323
Gross profit	278	308	514	592
Selling, general, and administrative expense	437	154	560	292
Research and development expense	28	26	55	53
Restructuring, asset-related, and other charges	18	3	51	7
Total other operating expenses	483	183	666	352
Equity in earnings of affiliates	9	11	17	23
Interest expense, net	(67)	(66)	(133)	(128)
Other income (expense), net	2	(1)	6	3
(Loss) income before income taxes	(261)	69	(262)	138
Provision for income taxes	119	9	122	25
Net (loss) income	(380)	60	(384)	113
Less: Net income attributable to non-controlling interests	1	—	1	—
Net (loss) income attributable to Chemours	$(381)	$60	$(385)	$113
Per share data
Basic (loss) earnings per share of common stock	$(2.54)	$0.40	$(2.56)	$0.76
Diluted (loss) earnings per share of common stock	(2.54)	0.39	(2.56)	0.75

The Chemours Company

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and six months ended June 30, 2025, compared with the same periods in 2024.

Change in net sales from prior period	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Price	1%	(1)%
Volume	3%	4%
Currency	—%	(1)%
Portfolio	—%	—%
Total change in net sales	4%	2%

Our net sales increased by $61 million (or 4%) to $1.6 billion for the three months ended June 30, 2025, compared with net sales of $1.6 billion for the same period in 2024. The increase in our net sales for the three months ended June 30, 2025 was primarily attributable to a 3% increase in volume and a 1% increase in price. The volume increase was attributed to our Thermal & Specialized Solutions segment. The increase in price was attributed to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

Our net sales increased by $68 million (or 2%) to $3 billion for the six months ended June 30, 2025, compared with net sales of $2.9 billion for the same period in 2024. The increase in our net sales for the six months ended June 30, 2025 was primarily attributable to a 4% increase in volume, partially offset by a 1% decrease in price and unfavorable currency movements adding a 1% headwind to the segment’s net sales as compared to the same period in the prior year. The volume increase and price decrease were attributed to our Thermal & Specialized Solutions and Titanium Technologies segments.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $91 million (or 7%) and $146 million (or 6%) to $1.3 billion and $2.5 billion for the three and six months ended June 30, 2025, respectively, compared with COGS of $1.2 billion and $2.3 billion for the same periods in 2024. The increase in our COGS for the three and six months ended June 30, 2025 was primarily attributable to higher raw materials costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $283 million (or over 100%) and $268 million (or 92%) to $437 million and $560 million for the three and six months ended June 30, 2025, respectively, compared with SG&A expense of $154 million and $292 million for the same periods in 2024. The increase in our SG&A expense for the three and six months ended June 30, 2025 was primarily attributable to litigation-related charges of $257 million associated with the settlement agreement with the State of New Jersey (as described further in "Note 16 – Commitments and Contingent Liabilities to the Interim Consolidated Financial Statements), partially offset by lower costs incurred related to the Audit Committee internal review process and lower third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $28 million and $55 million for the three and six months ended June 30, 2025, respectively, compared with R&D expense of $26 million and $53 million for the same periods in 2024.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges increased by $15 million (or over 100%) and $44 million (or over 100%) to $18 million and $51 million for the three and six months ended June 30, 2025, respectively, compared with restructuring, asset-related, and other charges of $3 million and $7 million for the same periods in 2024. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2025 were attributable to $17 million and $45 million, respectively, of charges related to our decision to exit our SPS CapstoneTM business, along with $1 million and $5 million, respectively, of decommissioning and other charges related to the Titanium Technologies Transformation Program. Our restructuring, asset-related, and other charges for the three and six months ended June 30, 2024 were primarily attributable to $4 million and $9 million, respectively, of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

The Chemours Company

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 18%) and $6 million (or 26%) to $9 million and $17 million for the three and six months ended June 30, 2025, respectively, compared with equity in earnings of affiliates of $11 million and $23 million for the same periods in 2024. The decrease in our equity in earnings of affiliates for the three and six months ended June 30, 2025 was primarily attributable to lower demand in the region where our investees operate.

Interest Expense, Net

Our interest expense, net increased by $1 million (or 2%) and $5 million (or 4%) to $67 million and $133 million for the three and six months ended June 30, 2025, respectively compared with interest expense, net of $66 million and $128 million for the same periods in 2024. The increase in our interest expense, net for the three and six months ended June 30, 2025 was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following the issuance of the 2033 Notes in November 2024.

Other Income (Expense), Net

Our other income, net increased by $3 million (or over 100%) and $3 million (or over 100%) to $2 million and $6 million for the three and six months ended June 30, 2025, respectively, compared with other expense, net of $1 million and other income, net of $3 million for the same periods in 2024. The increase in our other income, net for the three months ended June 30, 2025 was primarily attributable to favorable changes in net exchange gains and losses. The increase in our other income, net for the six months ended June 30, 2025 was primarily attributable to an increase in royalty income.

Provision for Income Taxes

We had a provision for income taxes of $119 million and $9 million for the three months ended June 30, 2025 and 2024, respectively, which represented effective tax rates of (46)% and 13%, respectively. The $110 million increase in our provision for income taxes for the three months ended June 30, 2025 was primarily attributable to $169 million tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards, partially offset by a $66 million tax benefit related to environmental and litigation reserve, both recorded during the quarter. We continue to record any changes and impacts of the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two") in the quarter, which was overall not material to our effective tax rate.

We had a provision for income taxes of $122 million and $25 million for the six months ended June 30, 2025 and 2024, respectively, which represented effective tax rates of (47)% and 18%, respectively. The $97 million increase in our provision for income taxes for the six months ended June 30, 2025 was primarily attributable to the same factors discussed in the preceding paragraph.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “Tax Act”), which includes significant changes to various tax provisions previously enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. While the legislation was enacted in 2025, the Tax Act has multiple effective dates, with certain provisions effective in 2025 and others effective in future tax years. We are still assessing the full impact of the Tax Act on our consolidated financial statements; however, we expect that a portion of the valuation allowance recorded in this quarter will be released in the third quarter due to some of the Tax Act's favorable changes to interest expense limitations for 2025.

The Chemours Company

Segment Reviews

We operate through three principal reportable segments, which were organized based on their similar economic characteristics, the nature of products and production processes, end-use markets, channels of distribution, and regulatory environments: Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials. Other Non-Reportable Segment includes our Performance Chemicals and Intermediates business.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024 is included in “Note 22 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$597	$519	$1,063	$972
Adjusted EBITDA	207	160	348	310
Adjusted EBITDA margin	35%	31%	33%	32%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the six months ended June 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Price	4%	(1)%
Volume	11%	11%
Currency	—%	(1)%
Total change in segment net sales	15%	9%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $78 million (or 15%) to $597 million for the three months ended June 30, 2025, compared with segment net sales of $519 million for the same period in 2024. The increase in segment net sales for the three months ended June 30, 2025 was primarily attributable to an 11% increase in volume and a 4% increase in price. The increase in volume was primarily attributable to stronger demand for OpteonTM Refrigerant blends in connection with the stationary air conditioning ("AC") transition to low global warming potential refrigerants under the U.S. AIM Act, partially offset by lower volumes for FreonTM Refrigerant products in connection with the U.S. AIM Act regulatory transition. The increase in prices was primarily related to stronger OpteonTM Refrigerant aftermarket demand portfolio pricing.

Our Thermal & Specialized Solutions segment’s net sales increased by $91 million (or 9%) to $1.1 billion for the six months ended June 30, 2025, compared with segment net sales of $972 million for the same period in 2024. The increase in segment net sales for the six months ended June 30, 2025 was primarily attributable to an increase in volumes of 11%, partially offset by a decrease in price of 1% and unfavorable currency movements adding a 1% headwind to the segment’s net sales as compared to the same period in the prior year. The increase in volume was primarily attributable to stronger demand for Opteon™ Refrigerant blends in connection with the stationary AC transition to low global warming potential refrigerants under the U.S. AIM Act, partially offset by lower volumes for Freon™ Refrigerant products in connection with the U.S. AIM Act regulatory transition. The decrease in price was primarily related to softer FreonTM Refrigerant portfolio pricing due to elevated hydrofluorocarbon ("HFC") market inventory levels, partially offset by stronger OpteonTM Refrigerant aftermarket demand portfolio pricing.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2025, Segment Adjusted EBITDA increased by $47 million (or 29%) to $207 million and Adjusted EBITDA margin increased by approximately 400 basis points to 35%, compared with Segment Adjusted EBITDA of $160 million and Adjusted EBITDA margin of 31% for the same period in 2024. For the six months ended June 30, 2025, Segment Adjusted EBITDA increased by $38 million (or 12%) to $348 million and Adjusted EBITDA margin increased by approximately 100 basis points to 33%, compared with Segment Adjusted EBITDA of $310 million and Adjusted EBITDA margin of 32% for the same period in 2024. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2025 were primarily attributable to the aforementioned increase in both price and volumes as a result of higher demand within the OpteonTM Refrigerant blends products in connection with the stationary AC regulatory transition, more than offsetting the limited input cost headwinds. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2025 were primarily attributable to the aforementioned increase in volume as a result of higher demand within the OpteonTM Refrigerant portfolio as mentioned above, partially offset by the minor input costs headwinds, as well as also partially offset by a decrease in price as a result of declines in the FreonTM Refrigerant portfolio in connection with the step downs under the AIM Act and EU F-Gas regulations.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$657	$677	$1,254	$1,268
Adjusted EBITDA	47	83	97	152
Adjusted EBITDA margin	7%	12%	8%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the six months ended June 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Price	(4)%	(4)%
Volume	—%	3%
Currency	1%	—%
Total change in segment net sales	(3)%	(1)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $20 million (or 3%) to $657 million for the three months ended June 30, 2025 compared with segment net sales of $677 million for the same period in 2024. The decrease in segment net sales for the three months ended June 30, 2025 was primarily attributable to a decrease in price of 4%, partially offset by favorable currency movements adding a 1% tailwind to the segment’s net sales as compared to the same period in the prior year. Volumes remained generally flat overall with stronger demand in North America and Europe offsetting lower volumes in other non-western markets.

Our Titanium Technologies segment’s net sales decreased by $14 million (or 1%) to $1.3 billion for the six months ended June 30, 2025 compared with segment net sales of $1.3 billion for the same period in 2024. The decrease in segment net sales for the six months ended June 30, 2025 was primarily attributable to a decrease in price of 4%, partially offset by a 3% increase in volume.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2025 Segment Adjusted EBITDA decreased by $36 million (or 43%) to $47 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 7%, compared with Segment Adjusted EBITDA of $83 million and Adjusted EBITDA margin of 12% for the same period in 2024. For the six months ended June 30, 2025, Segment Adjusted EBITDA decreased by $55 million (or 36%) to $97 million and Adjusted EBITDA margin decreased by approximately 400 basis points to 8%, compared with Segment Adjusted EBITDA of $152 million and Adjusted EBITDA margin of 12% for the same period in 2024. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2025 were primarily attributable to the aforementioned decrease in price as well as operational headwinds in the second quarter that caused higher input and operational costs. These disruptions were primarily caused by a rail line service interruption impacting feedstock mix and other limited operational issues. In order to fulfill customer orders, due to this rail line interruption, we elected to consume higher-cost ore feedstock, which resulted in incremental costs of $15 million in the second quarter. The net costs associated with other one-time operational disruptions were $8 million for the quarter. These factors for the second quarter were partially offset by the favorable currency movements. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2025 were primarily attributable to the aforementioned decrease in price, with operational disruptions primarily related to both cold weather downtime that took place in the first quarter as well as the other operational headwinds mentioned above that took place in the second quarter, partially offset by continued cost savings.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$346	$345	$639	$647
Adjusted EBITDA	50	45	82	74
Adjusted EBITDA margin	14%	13%	13%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the six months ended June 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Price	6%	3%
Volume	(6)%	(3)%
Currency	—%	(1)%
Total change in segment net sales	—%	(1)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales increased by $1 million (or less than 1%) to $346 million for the three months ended June 30, 2025, compared with segment net sales of $345 million for the same period in 2024. The increase in segment net sales for the three months ended June 30, 2025 was primarily attributable to an increase in price of 6%, partially offset by a 6% decrease in volume. Price increases were primarily driven by stronger pricing in high-value applications as well as pricing opportunities associated with the exit of the SPS Capstone™ product line, partially offset by a decrease in volume primarily driven by weakness in cyclical end markets impacting Advanced Materials and products serving hydrogen markets under Performance Solutions.

Our Advanced Performance Materials segment’s net sales decreased by $8 million (or 1%) to $639 million for the six months ended June 30, 2025, compared with segment net sales of $647 million for the same period in 2024. The decrease in segment net sales for the six months ended June 30, 2025 was primarily attributable to a 3% decrease in volume, as well as unfavorable currency movements adding a 1% headwind to the segment’s net sales as compared to the same period in the prior year, partially offset by a 3% increase in price. Price increases were primarily driven by the same factors discussed in the preceding paragraph, as well as unfavorable currency movements adding a 1% headwind to the segment's net sales in the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended June 30, 2025, Segment Adjusted EBITDA increased by $5 million (or 11%) to $50 million and Adjusted EBITDA margin increased by approximately 100 basis points to 14%, compared with Segment Adjusted EBITDA of $45 million and Adjusted EBITDA margin of 13% for the same period in 2024. For the six months ended June 30, 2025, Segment Adjusted EBITDA increased by $8 million (or 11%) to $82 million and Adjusted EBITDA margin increased by approximately 200 basis points to 13%, compared with Segment Adjusted EBITDA of $74 million and Adjusted EBITDA margin of 11% for the same period in 2024. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended June 30, 2025 were primarily attributable to higher pricing, partially offset by lower volumes as well as higher costs as a result of lower fixed cost absorption due to lower overall volumes. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the six months ended June 30, 2025 were attributable to a mix of lower costs and higher pricing, partially offset by lower volumes and the aforementioned unfavorable currency movement.

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

Corporate and Other costs decreased by $24 million (or 31%) and $22 million (or 17%) to $53 million and $110 million for the three and six months ended June 30, 2025, compared with Corporate and Other costs of $77 million and $132 million for the same periods in 2024. The decrease in Corporate and Other costs for the three and six months ended June 30, 2025 was primarily attributable to lower costs associated with the Audit Committee Internal Review.

Unallocated items are those items excluded from the determination of Segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 22 – Segment Information” to the Interim Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Corporate expenses	$(53)	$(77)	$(110)	$(132)
Unallocated items:
Interest expense, net	(67)	(66)	(133)	(128)
Depreciation and amortization	(91)	(74)	(180)	(145)
Non-operating pension and other post-retirement employee benefit income	2	2	4	2
Exchange losses, net	(4)	(7)	(7)	(6)
Restructuring, asset-related, and other charges (1) (Note 4 to the Interim Consolidated Financial Statements)	(6)	(3)	(27)	(7)
Inventory write-offs (2)	(2)	—	(2)	—
Gain on sales of assets and business, net	—	—	1	3
Transaction costs (3)	(2)	(6)	(3)	(11)
Qualified spend recovery (4)	13	8	22	15
Litigation-related charges (5)	(299)	1	(299)	6
Environmental charges (6)	(60)	—	(60)	—
Corporate expenses and unallocated items	$(569)	$(222)	$(794)	$(403)
(1)
As part of our decision to exit its SPS CapstoneTM business, we incurred accelerated depreciation charges of $12 million and $23 million during the three and six months ended June 30, 2025, respectively, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(2)
For the three and six months ended June 30, 2025, inventory write-offs represents the write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(3)
For the six months ended June 30, 2025, transaction costs includes $1 million of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and six months ended June 30, 2024, transaction costs includes $6 million and $11 million, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 16 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the three and six months ended June 30, 2025, litigation-related charges includes $257 million related to our portion of Chemours, DuPont, Corteva, EID and the State of New Jersey’s settlement agreement reached in August 2025, $16 million of third-party legal fees directly related to the New Jersey settlement agreement, $14 million related to our portion of Chemours and EID’s settlement agreement to resolve the Hoosick Falls class action lawsuit, and $12 million related to reserves for asbestos and production liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc.
(6)
Environmental charges pertains to management's assessment of estimated liabilities associated with certain remediation expenses at various sites. For the three and six months ended June 30, 2025, environmental charges includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of August 2026.

At June 30, 2025, we had total unrestricted cash and cash equivalents of $502 million, of which $327 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of June 30, 2025 was $954 million, net of $46 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At June 30, 2025, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On June 17, 2025, Moody's affirmed our Ba3 rating with stable outlook. On April 16, 2025, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least August 2026.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended June 30, 2025 and 2024, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $133 million and $111 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the six months ended June 30, 2025 and 2024, we accelerated the collection of approximately $226 million and $128 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. See “Note 7 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

A substantial majority of the $327 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at June 30, 2025, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the six months ended June 30, 2025, we received approximately $23 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At June 30, 2025, our consolidated balance sheets include $605 million for environmental remediation liabilities, of which $102 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $102 million, $55 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.4 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware, and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1.4 billion available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. As such, at June 30, 2025 and December 31, 2024, we had $50 million deposited into the escrow account. The next escrow payment of $50 million was expected to be made on or before September 30, 2025 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agree to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025, and that our future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. If on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

The Chemours Company

•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay these amounts in 2025. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million with $11 million expected to be paid within the next 12 months and the remaining $2.5 million paid in five installments annually. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Our portion of the scheduled annual settlement payments is $257 million on a net present value basis. We expect that the $150 million consideration pursuant to the PFAS Insurance MOU as well as the $50 million restricted cash in the MOU escrow account will fully fund our New Jersey settlement payment obligations through at least 2030. We have accrued litigation of $497 million at June 30, 2025, which is inclusive of settlement agreements with Ohio, Delaware, New Jersey, and the Hoosick Falls class action lawsuit, of which $203 million is classified as current. Refer to “Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of August 2026. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On August 5, 2025, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the third quarter of 2025.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash used for operating activities	$(19)	$(910)
Cash used for investing activities	(128)	(171)
Cash used for financing activities	(84)	(94)

Operating Activities

We used $19 million and $910 million in cash flows for our operating activities during the six months ended June 30, 2025 and 2024, respectively. The decrease in our operating cash outflows was primarily attributable to the release of the $592 million of restricted cash and restricted cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, along with the unwinding of year-end 2023 net working capital actions, both of which had an unfavorable cash flow impact on the six months ended June 30, 2024. The decrease in our operating cash outflows was partially offset by lower earnings in the six months ended June 30, 2025 compared to the same period in 2024.

Investing Activities

We used $128 million and $171 million in cash flows for our investing activities during the six months ended June 30, 2025 and 2024, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $127 million and $175 million, respectively.

The Chemours Company

Financing Activities

We used $84 million in cash flows for our financing activities during the six months ended June 30, 2025 which were primarily attributable to our capital allocation activities, resulting in $50 million of cash dividends, along with $16 million of net debt repayments.

We used $94 million in cash flows for our financing activities during the six months ended June 30, 2024 which were primarily attributable to our capital allocation activities, resulting in $74 million of cash dividends and $14 million of net payments in connection with one of our supplier financing programs.

Current Assets

The following table sets forth the components of our current assets at June 30, 2025 and December 31, 2024.

(Dollars in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$502	$713
Accounts and notes receivable, net	959	770
Inventories	1,558	1,463
Prepaid expenses and other	58	71
Assets held for sale	23	—
Total current assets	$3,100	$3,017

Our accounts and notes receivable, net increased by $189 million (or 25%) to $959 million at June 30, 2025, compared with accounts and notes receivable, net of $770 million at December 31, 2024. The increase in our accounts and notes receivable, net at June 30, 2025 was primarily attributable to higher sales in the second quarter of 2025 driving higher receivables when compared to the fourth quarter of 2024, partially offset by higher usage of our Accounts Receivable Securitization facility.

Our inventories increased by $95 million (or 6%) to $1.6 billion at June 30, 2025, compared with inventories of $1.5 billion at December 31, 2024. The increase in our inventories at June 30, 2025 was primarily attributable to seasonal inventory build, along with an increase in the value of our raw material inventories due to higher raw materials costs.

Our prepaid expenses and other decreased by $13 million (or 18%) to $58 million at June 30, 2025, compared with prepaid expenses and other of $71 million at December 31, 2024. The decrease in our prepaid expenses and other was primarily due to decreases in prepaid insurance premiums.

Our assets held for sale amounted to $23 million at June 30, 2025. Our assets held for sale relate to the sale of land at our Kuan Yin, Taiwan manufacturing site following its closure in July 2023, which is discussed further in “Note 9 – Property, Plant and Equipment” to the Interim Consolidated Financial Statements.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at June 30, 2025 and December 31, 2024.

(Dollars in millions)	June 30, 2025	December 31, 2024
Accounts payable	$1,023	$1,156
Compensation and other employee-related costs	79	99
Short-term and current maturities of long-term debt	38	54
Current environmental remediation	102	115
Other accrued liabilities	608	393
Total current liabilities	$1,850	$1,817

Our accounts payable decreased by $133 million (or 12%) to $1 billion at June 30, 2025 compared with accounts payable of $1.2 billion at December 31, 2024. The decrease in our accounts payable at June 30, 2025 was primarily attributable to the timing of vendor payments following planned maintenance activity in the fourth quarter of 2024.

Our compensation and other employee-related costs decreased by $20 million (or 20%) to $79 million at June 30, 2025 compared with compensation and other employee-related costs of $99 million at December 31, 2024. The decrease in our compensation and other employee-related costs at June 30, 2025 was primarily attributable to payout of 2024 employee performance-based compensation during the second quarter of 2025.

Our short-term and current maturities of long-term debt decreased by $16 million (or 30%) to $38 million at June 30, 2025, compared with short-term and current maturities of long-term debt of $54 million at December 31, 2024. The decrease in our short-term and current maturities of long-term debt at June 30, 2025 was primarily attributable to principal repayments under an insurance premium financing arrangement.

Our current environmental remediation decreased by $13 million (or 11%) to $102 million at June 30, 2025 compared with current environmental remediation of $115 million at December 31, 2024. The decrease in our current environmental remediation was primarily attributable to lower environmental remediation accruals at Fayetteville following spend in the first half of 2025.

Our other accrued liabilities increased by $215 million (or 55%) to $608 million at June 30, 2025 compared with other accrued liabilities of $393 million at December 31, 2024. The increase in our other accrued liabilities was primarily attributable to an increase in accrued litigation following the settlement agreement with the State of New Jersey (as described further in "Note 16 – Commitments and Contingent Liabilities to the Interim Consolidated Financial Statements) a change in the fair value of our cross-currency swap and an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes, partially offset by payment of customer rebates in the first quarter of 2025.

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

(Dollars in millions)	Six Months Ended June 30, 2025
Net sales	$2,073
Gross profit	254
Loss before income taxes	(352)
Net loss	(463)
Net loss attributable to Chemours	(463)

(Dollars in millions)	June 30, 2025	December 31, 2024
Assets
Current assets (1,2,3)	$1,497	$1,501
Long-term assets (4)	3,113	3,292

Liabilities
Current liabilities (2)	$1,689	$1,577
Long-term liabilities	5,293	4,997
(1)
Current assets includes $175 million and $308 million of cash and cash equivalents at June 30, 2025 and December 31, 2024, respectively.
(2)
Current assets includes $452 million and $365 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at June 30, 2025 and December 31, 2024, respectively. Current liabilities includes $399 million and $367 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at June 30, 2025 and December 31, 2024, respectively.
(3)
As of June 30, 2025 and December 31, 2024, $183 million and $112 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at June 30, 2025 and December 31, 2024 includes $51 million and $50 million, respectively, of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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

Off-Balance Sheet Arrangements

On March 28, 2025, we entered into an amendment (the “Fourth Amendment”) to its Amended Purchase Agreement to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 million to $165 million.

See “Note 14 – Debt” to the Interim Consolidated Financial Statements for further details regarding this off-balance sheet arrangement.

Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described in “Note 2 – Recent Accounting Pronouncements” and in "Note 16 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at June 30, 2025 and December 31, 2024 include environmental remediation liabilities of $605 million and $571 million, respectively, relating to these matters, which, as discussed in further detail below, include $334 million and $351 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by years of OM&M activities. In most cases, the duration of OM&M is uncertain and therefore we estimate the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $600 million above the amount accrued at June 30, 2025. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at June 30, 2025 and December 31, 2024, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	June 30, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$53	$31
Dordrecht Works, Netherlands	31	28
Fayetteville Works, Fayetteville, North Carolina	334	351
Pompton Lakes, New Jersey	54	41
Washington Works, West Virginia	25	25
All other sites	108	95
Total environmental remediation	$605	$571

The five sites listed above represent 82% and 83% of our total accrued environmental remediation liabilities at June 30, 2025 and December 31, 2024, respectively. For these five sites, we expect to spend, in the aggregate, $167 million over the next three years. For all other sites, we expect to spend $62 million over the next three years. The increase in environmental remediation liabilities during the six months ended June 30, 2025 for Chambers Works and Pompton Lakes is further described below under the section New Jersey Department of Environmental Protection Directives and Litigation.

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

The Chemours Company

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

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $27 million and $24 million are included in the environmental remediation balance as of June 30, 2025 and December 31, 2024, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of the litigation liability cannot be determined as of June 30, 2025. Management believes that it is probable that we could incur losses related to these PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations, financial position, or cash flows are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s existing permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. We regularly carry out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. We identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. We have continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, we submitted a revised permit application. We will continue to engage with the regulatory authorities on this matter.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We have piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at June 30, 2025 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

The Chemours Company

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, we made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, we received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. We are reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by us in June 2025. We have submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $25 million as of June 30, 2025 and December 31, 2024, respectively for both periods.

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

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $17 million as of June 30, 2025 and December 31, 2024, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 16 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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

Pursuant to the New Jersey settlement, the parties are obligated to continue to undertake remediation at the four sites (notably Chambers Works and, Pompton Lakes, as well as Repauno and Parlin), which will be determined in accordance with applicable law. As part of the settlement, the parties have agreed to a process to review and establish the RFS for each of the four sites (in the form of surety bond, or similar financial instrument) to ensure available funds for future remediation at the sites, including using a binding third-party licensed site remediation professionals ("LSRP") review if the parties cannot agree. We are the primary responsible party at Chambers Works, Pompton Lakes and Repauno.

In connection with the New Jersey settlement negotiations, during the three months ended June 30, 2025, we recorded a $60 million increase to certain of our environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the our change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of June 30, 2025, we have total environmental and legal remediation-related reserves for these sites of $148 million, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $242 million.

The Chemours Company

We have reserved for environmental remediation liabilities based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. The New Jersey settlement outlines a range of potential RFS for the sites. For the sites for which we are the primary responsible party, the RFS ranges total from $177 million to $1,048 million in the first year after the settlement. These RFS ranges per the settlement represent negotiated amounts and the bottom of the range reflects our prior or current financial assurances and current view for potential future remediation activities at the sites. The range of potential RFS amounts in the settlement reflect potential additional scope or activities that are not currently required under the existing remediation plans for these specific remediation sites. As part of the RFS process outlined in the settlement agreement, we will work with the NJ DEP and, potentially LSRPs, to determine the appropriate RFS amounts and review the future scope of remediation for each of the four sites. Given the complexity and uncertainty inherent in the RFS review process, there is a risk that the outcome of these technical evaluations could lead us to determine that additional remediation activities are required. Any such determination could result in future changes to our environmental reserve estimates.

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

•
60% reduction in Scope 1 and Scope 2 absolute greenhouse gas ("GHG") emissions;
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

We are a proponent of the AIM Act, which went into effect in 2022 and has begun the national phase-down of hydrofluorocarbons. We successfully completed an improvement project to significantly reduce emissions of HFC-23 at our Louisville, Kentucky manufacturing site. The project includes the design, custom-build and installation of proprietary technology to capture HFC-23 process emissions from the site. This project was operational as of October 2022 and validation of performance was completed prior to an extension period granted by EPA in the first quarter of 2023.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At June 30, 2025, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $195 million, the fair value of which amounted to $1 million. At December 31, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 million, the fair value of which amounted to less than $1 million. We recognized a net gain of $1 million and a net loss $1 million for the three and six months ended June 30, 2025, respectively, and net gains of $3 million and $1 million for the three and six months ended June 30, 2024, respectively, within other income (expense), net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At June 30, 2025, we had 185 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $197 million, the fair value of which amounted to negative $12 million. At December 31, 2024, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178 million, the fair value of which amounted to $7 million. We recognized pre-tax losses of $14 million and $18 million for the three and six months ended June 30, 2025, respectively, and pre-tax gains of $3 million and $7 million for the three and six months ended June 30, 2024, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2025, $2 million and $5 million of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2024, $1 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized pre-tax losses of $40 million and $55 million for the three and six months ended June 30, 2025, respectively, on our net investment hedge within accumulated other comprehensive loss.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to negative $72 million and $5 million at June 30, 2025 and December 31, 2024, respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized pre-tax losses of $61 million and $77 million for the three and six months ended June 30, 2025, respectively on our cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three and six months ended June 30, 2025.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At June 30, 2025 and December 31, 2024, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $4 million and negative $3 million, respectively. We recognized a pre-tax gain of less than $1 million and a pre-tax loss of $1 million for the three and six months ended June 30, 2025, respectively, within accumulated other comprehensive loss. We recognized pre-tax gains of $1 million and $5 million for the three and six months ended June 30, 2024, respectively, within accumulated other comprehensive loss. For the three and six months ended June 30, 2025, less than $1 million and $1 million of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and six months ended June 30, 2024, less than $1 million and $1 million of gain were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

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

As of June 30, 2025, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Chemours Company

In January 2024, the European Council adopted a regulation supporting the phase down of HFC by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in select applications. The new regulation entered into force on March 11, 2024, and includes both reviews and exemptions. No later than January 1, 2030, the European Commission will publish a report on the effects of the regulation and whether the bans are upheld based on technical feasibility and socioeconomic impact of alternatives. Also in 2024, Regulation (EU) 2024/573 was published and became effective, with a later implementing regulation ((EU) 2024/2473), that changed rules governing F-Gas reporting and quota consumption. In preparing its 2024 F-Gas reporting submissions, we encountered uncertainty on how to report due to impacts from the implementation of the new regulation in the reporting portal as well as technical challenges associated therewith. We raised these reporting concerns with the competent authorities and resources and is continuing to evaluate the potential impact of these new F-Gas reporting and quota consumption regulations on us.

In March 2024, ECHA published a registration update for trifluoroacetic acid (“TFA”). This update includes a self-classification, by TFA registrants, of a Category 2 Reproductive toxicant. BAuA, the German competent authority responsible for REACH and the CLP regulation in Germany, submitted a dossier to ECHA proposing to harmonize the hazard classification of TFA. As of May 26, 2025, ECHA launched a 60-day public consultation period on the CLH proposal which includes updates to its hazard classification for reproductive toxicity, newly proposed as a category 1B, and introduces a PMT/vPvM (Persistent, Mobile and Toxic/very Persistent and very Mobile) classification. After the public consultation period, ECHA’s Risk Assessment Committee ("RAC") will review the dossier submitted by the German authority and the comments received. The RAC will then develop an opinion, which will be submitted to the European Commission within 18 months. The EU Commission will then review the RAC’s opinion and determine whether to proceed with the decision to amend the CLP regulation. If the Commission adopts the decision and amends Annex VI of the CLP Regulation, the changes become legally binding across the EU after a transition period.

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

Also in October 2021, EPA published a final toxicity assessment for GenX compounds that decreased the draft reference dose for GenX compounds based on EPA’s review of new studies and analyses. On March 18, 2022, we filed a petition to EPA requesting to withdraw and correct its toxicity assessment for GenX compounds, and this petition was denied by EPA on June 14, 2022. The next day, on June 15, 2022, EPA released health advisories for four PFAS, including interim updated lifetime drinking water health advisories for PFOA and PFOS, and final health advisories for GenX compounds, including HFPO Dimer Acid and another PFAS compound (PFBS). On July 13, 2022, we filed a Petition for Review of the GenX compounds health advisory. In July 2024, the Third Circuit dismissed our petition for lack of subject matter jurisdiction, finding the health advisory was not a final agency action.

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels ("MCL’s") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing.

The Chemours Company

Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule and, as such, abeyance continues into August 2025. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Through June 30, 2025, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended June 30, 2025. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at June 30, 2025 was $441 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended June 30, 2025.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, which has been formatted in Inline XBRL and included within Exhibit 101.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	August 5, 2025

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)