Form 10-Q
period 2025-09-30
Chemours Co
filed 2025-11-06
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 149,891,952 shares of common stock, $0.01 par value, outstanding at October 30, 2025.

The Chemours Company

PART I. FINANCIAL INFORMATION

Item 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Chemours Company

Interim Consolidated Statements of Operations (Unaudited)

(Dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,495	$1,508	$4,478	$4,423
Cost of goods sold	1,262	1,222	3,732	3,546
Gross profit	233	286	746	877
Selling, general, and administrative expense	109	137	669	428
Research and development expense	26	29	81	83
Restructuring, asset-related, and other charges	4	45	55	52
Goodwill impairment charge	—	56	—	56
Total other operating expenses	139	267	805	619
Equity in earnings of affiliates	9	11	27	34
Interest expense, net	(68)	(68)	(201)	(196)
Other income, net	16	6	23	10
Income (loss) before income taxes	51	(32)	(210)	106
(Benefit from) provision for income taxes	(9)	—	114	25
Net income (loss)	60	(32)	(324)	81
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$60	$(32)	$(325)	$81
Per share data
Basic earnings (loss) per share of common stock	$0.40	$(0.22)	$(2.16)	$0.54
Diluted earnings (loss) per share of common stock	$0.40	$(0.22)	$(2.16)	$0.54

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in millions)

	Three Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net income (loss)			$60			$(32)
Other comprehensive income (loss):
Hedging activities:
Unrealized gain (loss) on net investment hedge	$7	$(2)	5	$(38)	$9	(29)
Unrealized gain (loss) on cash flow hedge	2	—	2	(12)	3	(9)
Reclassifications to net income - cash flow hedge	2	—	2	(1)	—	(1)
Hedging activities, net	11	(2)	9	(51)	12	(39)
Cumulative translation adjustment	(1)	—	(1)	36	—	36
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	2	—	2	(2)	1	(1)
Effect of foreign exchange rates	—	—	—	(3)	—	(3)
Reclassifications to net income:
Amortization of actuarial loss	1	—	1	2	—	2
Amortization of prior service gain	—	—	—	—	—	—
Settlement gain	(2)	—	(2)	(1)	—	(1)
Defined benefit plans, net	$1	$—	1	$(4)	$1	(3)
Other comprehensive income (loss)			9			(6)
Comprehensive income (loss)			69			(38)
Less: Comprehensive income attributable to non-controlling interests			—			—
Comprehensive income (loss) attributable to Chemours			$69			$(38)

	Nine Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(324)			$81
Other comprehensive income (loss):
Hedging activities:
Unrealized loss on net investment hedge	$(125)	$30	(95)	$(11)	$3	(8)
Unrealized loss on cash flow hedge	(17)	3	(14)	—	—	—
Reclassifications to net income - cash flow hedge	(2)	—	(2)	(3)	1	(2)
Hedging activities, net	(144)	33	(111)	(14)	4	(10)
Cumulative translation adjustment	200	—	200	(71)	—	(71)
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain	2	—	2	1	—	1
Effect of foreign exchange rates	(8)	—	(8)	(1)	—	(1)
Reclassifications to net income:
Amortization of actuarial loss	3	—	3	6	(1)	5
Amortization of prior service gain	(1)	—	(1)	(1)	—	(1)
Settlement gain	(2)	—	(2)	(2)	—	(2)
Defined benefit plans, net	$(6)	$—	(6)	$3	$(1)	2
Other comprehensive income (loss)			83			(79)
Comprehensive (loss) income			(241)			2
Less: Comprehensive income attributable to non-controlling interests			1			—
Comprehensive (loss) income attributable to Chemours			$(242)			$2

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$613	$713
Accounts and notes receivable, net	947	770
Inventories	1,547	1,463
Prepaid expenses and other	78	71
Assets held for sale	22	—
Total current assets	3,207	3,017
Property, plant, and equipment	9,833	9,572
Less: Accumulated depreciation	(6,743)	(6,389)
Property, plant, and equipment, net	3,090	3,183
Operating lease right-of-use assets	281	258
Goodwill	46	46
Other intangible assets, net	2	3
Investments in affiliates	180	152
Restricted cash and restricted cash equivalents	52	50
Other assets	712	804
Total assets	$7,570	$7,513
Liabilities
Current liabilities:
Accounts payable	$1,035	$1,156
Compensation and other employee-related cost	97	99
Short-term and current maturities of long-term debt	52	54
Current environmental remediation	107	115
Other accrued liabilities	589	393
Total current liabilities	1,880	1,817
Long-term debt, net	4,098	4,054
Operating lease liabilities	203	194
Long-term environmental remediation	502	456
Deferred income taxes	18	35
Other liabilities	569	369
Total liabilities	7,270	6,925
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,718,745 shares issued and 149,871,866 shares outstanding at September 30, 2025; 198,300,033 shares issued and 149,428,431 shares outstanding at December 31, 2024)	2	2
Treasury stock, at cost (48,846,879 shares at September 30, 2025 and 48,871,602 at December 31, 2024)	(1,803)	(1,804)
Additional paid-in capital	1,071	1,055
Retained earnings	1,312	1,701
Accumulated other comprehensive loss	(284)	(367)
Total Chemours stockholders’ equity	298	587
Non-controlling interests	2	1
Total equity	300	588
Total liabilities and equity	$7,570	$7,513

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Stockholders’ Equity (Unaudited)

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at July 1, 2024	198,141,762	$2	48,889,448	$(1,805)	$1,045	$1,819	$(347)	$2	$716
Common stock issued - compensation plans	80,353	—	—	—	—	—	—	—	—
Exercise of stock options, net	59,993	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(32)	—	—	(32)
Dividends declared on common shares ($0.25 per share)	—	—	—	—	—	(38)	—	—	(38)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(6)	—	(6)
Balance at September 30, 2024	198,282,108	$2	48,889,448	$(1,805)	$1,050	$1,749	$(353)	$2	$645

Balance at July 1, 2025	198,545,179	$2	48,846,879	$(1,803)	$1,066	$1,265	$(293)	$2	$239
Common stock issued - compensation plans	162,698	—	—	—	—	—	—	—	—
Exercise of stock options, net	10,868	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5	—	—	—	5
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	60	—	—	60
Dividends declared on common shares ($0.0875 per share)	—	—	—	—	—	(13)	—	—	(13)
Other comprehensive income	—	—	—	—	—	—	9	—	9
Balance at September 30, 2025	198,718,745	$2	48,846,879	$(1,803)	$1,071	$1,312	$(284)	$2	$300

	Common Stock		Treasury Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2024	197,519,784	$2	48,932,387	$(1,806)	$1,033	$1,781	$(274)	$2	$738
Common stock issued - compensation plans	322,350	—	(42,939)	1	—	(1)	—	—	—
Exercise of stock options	439,974	—	—	—	8	—	—	—	8
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	—	81	—	—	81
Dividends declared on common shares ($0.75 per share)	—	—	—	—	—	(112)	—	—	(112)
Contributions by non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(79)	—	(79)
Balance at September 30, 2024	198,282,108	$2	48,889,448	$(1,805)	$1,050	$1,749	$(353)	$2	$645

Balance at January 1, 2025	198,300,033	$2	48,871,602	$(1,804)	$1,055	$1,701	$(367)	$1	$588
Common stock issued - compensation plans	396,892	—	(24,723)	1	—	(1)	—	—	—
Exercise of stock options	21,820	—	—	—	—	—	—	—	—
Purchases of treasury stock, at cost	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	17	—	—	—	17
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(325)	—	1	(324)
Dividends declared on common shares ($0.425 per share)	—	—	—	—	—	(63)	—	—	(63)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	83	—	83
Balance at September 30, 2025	198,718,745	$2	48,846,879	$(1,803)	$1,071	$1,312	$(284)	$2	$300

See accompanying notes to the interim consolidated financial statements.

The Chemours Company

Interim Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(324)	$81
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	259	218
Gain on sales of assets and businesses	(8)	(3)
Equity in earnings of affiliates, net	(23)	(31)
Amortization of debt issuance costs and issue discounts	9	9
Deferred tax provision (benefit)	68	(33)
Asset-related charges	27	25
Stock-based compensation expense	17	12
Net periodic pension (income) cost	(1)	2
Defined benefit plan contributions	(2)	(9)
Other operating charges and credits, net	19	(12)
Goodwill impairment	—	56
Decrease (increase) in operating assets:
Accounts and notes receivable, net	(163)	(336)
Inventories and other current operating assets	(76)	(90)
Other non-current operating assets	70	48
(Decrease) increase in operating liabilities:
Accounts payable	(79)	(86)
Other current operating liabilities	92	(624)
Other non-current operating liabilities	242	2
Cash provided by (used for) operating activities	127	(771)
Cash flows from investing activities
Purchases of property, plant, and equipment	(168)	(251)
Proceeds from sales of assets and businesses	7	3
Foreign exchange contract settlements, net	(3)	—
Other investing activities	1	2
Cash used for investing activities	(163)	(246)
Cash flows from financing activities
Proceeds from issuance of debt, net	95	—
Debt repayments	(119)	(13)
Payments of debt issuance cost	(4)	—
Payments on finance leases	(12)	(9)
Proceeds from supplier financing program	64	67
Payments to supplier financing program	(70)	(80)
Proceeds from exercised stock options, net	—	8
Payments related to tax withholdings on vested stock awards	(1)	(3)
Payments of dividends to the Company's common shareholders	(63)	(112)
Other financing activities	21	21
Cash used for financing activities	(89)	(121)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	27	(3)
Decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(98)	(1,141)
Cash, cash equivalents, restricted cash and restricted cash equivalents at January 1,	763	1,807
Cash, cash equivalents, restricted cash and restricted cash equivalents at September 30,	$665	$666

Supplemental cash flows information
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$28	$92

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

Additionally, as previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2025, during the financial close process for the first quarter of 2025, the Company identified additional immaterial errors related primarily to the timing of cost of goods sold recognition, including U.S. rail freight and certain raw material inventory. These errors impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. This includes the previously disclosed error related to the timing of insurance proceeds recognition within selling, general and administrative expenses and certain other immaterial errors which also primarily impact the timing of cost of goods sold recognition. The Company assessed the materiality of these errors on current and prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements and are not expected to be material to the current period annual financial statements. However, the aggregate impact of all adjustments would have been material to results for the three months ended March 31, 2025 and as such, in order to correctly present these amounts management elected to revise all previously issued and impacted financial statements. The following tables present the impact of these revisions for each of the applicable periods and impacted financial statements presented in this quarterly report on Form 10-Q. The Company has also revised impacted amounts within the accompanying notes to the unaudited condensed consolidated financial statements, as applicable.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Statements of Operations

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Net sales	$1,501	$7	$1,508
Cost of goods sold	$1,215	$7	$1,222
Gross profit	$286	$—	$286
Selling, general and administrative expense	$135	$2	$137
Total other operating expenses	$265	$2	$267
Interest expense	$(69)	$1	$(68)
Other income, net	$7	$(1)	$6
Loss before income taxes	$(30)	$(2)	$(32)
Benefit from income taxes	$(3)	$3	$—
Net loss	$(27)	$(5)	$(32)
Net loss attributable to Chemours	$(27)	$(5)	$(32)
Per share data
Basic loss per share of common stock	$(0.18)	$(0.04)	$(0.22)
Diluted loss per share of common stock	$(0.18)	$(0.04)	$(0.22)

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Net sales	$4,388	$35	$4,423
Cost of goods sold	$3,510	$36	$3,546
Gross profit	$878	$(1)	$877
Selling, general and administrative expense	$416	$12	$428
Total other operating expenses	$607	$12	$619
Interest expense	$(197)	$1	$(196)
Income before income taxes	$118	$(12)	$106
Provision for income taxes	$24	$1	$25
Net income	$94	$(13)	$81
Net income attributable to Chemours	$94	$(13)	$81
Per share data
Basic earnings per share of common stock	$0.63	$(0.09)	$0.54
Diluted earnings per share of common stock	$0.63	$(0.09)	$0.54

Revised Consolidated Statements of Comprehensive (Loss) Income

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Net loss	$(27)	$(5)	$(32)
Comprehensive loss	$(33)	$(5)	$(38)
Comprehensive loss attributable to Chemours	$(33)	$(5)	$(38)

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Net income	$94	$(13)	$81
Comprehensive income	$15	$(13)	$2
Comprehensive income attributable to Chemours	$15	$(13)	$2

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Revised Consolidated Balance Sheets

	December 31, 2024
	As reported	Adjustments	As revised
Inventories	$1,472	$(9)	$1,463
Total current assets	$3,026	$(9)	$3,017
Other assets	$797	$7	$804
Total assets	$7,515	$(2)	$7,513
Accounts payable	$1,142	$14	$1,156
Total current liabilities	$1,803	$14	$1,817
Other liabilities	$368	$1	$369
Total liabilities	$6,910	$15	$6,925
Retained earnings	$1,718	$(17)	$1,701
Total Chemours stockholders' equity	$604	$(17)	$587
Total equity	$605	$(17)	$588
Total liabilities and equity	$7,515	$(2)	$7,513

Revised Consolidated Statements of Stockholders' Equity

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 7/1/2024	$1,828	$(9)	$1,819
Net loss	$(27)	$(5)	$(32)
Retained earnings at 9/30/2024	$1,763	$(14)	$1,749

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(1)	$1,781
Net income	$94	$(13)	$81
Retained earnings at 9/30/2024	$1,763	$(14)	$1,749

Revised Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2024
	As reported	Adjustments	As revised
Net income	$94	$(13)	$81
Cash flows from operating activities:
Depreciation and amortization	$223	$(5)	$218
Deferred tax benefit	$(34)	$1	$(33)
Other operating charges and credits, net	$(9)	$(3)	$(12)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(348)	$12	$(336)
Inventories and other current operating assets	$(91)	$1	$(90)
(Decrease) increase in operating liabilities:
Accounts payable	$(95)	$9	$(86)
Other non-current operating liabilities	$4	$(2)	$2
Cash used for operating activities	$(771)	$—	$(771)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of November 2026, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

As disclosed in "Note 17 – Commitments and Contingent Liabilities", the Company and certain of its subsidiaries are subject to various lawsuits, claims, assessments, government investigations, regulatory proceedings and other legal proceedings with respect to product liability, intellectual property, personal injury, commercial, contractual, employment, regulatory, environmental, anti-trust, and other such matters that arise in the ordinary course of business in multiple jurisdictions. The Company’s ability to timely settle its long term liabilities in the event such liabilities become current as a result of an adverse resolution of a legal matter will depend on its ability to generate sufficient future operating cash flows, resolve legal and environmental matters under acceptable terms and conditions and refinance its revolving credit facility and other long term debt on acceptable terms and conditions. Accordingly, there are risks and uncertainties with respect to the Company's ability to achieve its liquidity objectives.

At September 30, 2025, the Company has $613 of unrestricted cash and cash equivalents, of which $426 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2025. The Company has $1,880 of current liabilities as of September 30, 2025. The Company also has $953 of availability under its revolving credit facility at September 30, 2025. The Company’s revolving commitments are comprised of $780 in revolving commitments maturing on May 2, 2030 and $220 in revolving commitments maturing on October 7, 2026; in each case, subject to springing maturity provisions.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures, which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The guidance will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Intangibles – Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 clarified and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. The guidance will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$316	$256	$884	$835
Titanium Technologies	252	270	801	789
Advanced Performance Materials	110	130	346	388
Other Non-Reportable Segment	7	9	24	27
Total North America	685	665	2,055	2,039
Asia Pacific:
Thermal & Specialized Solutions	69	55	182	147
Titanium Technologies	122	171	351	495
Advanced Performance Materials	138	138	400	370
Other Non-Reportable Segment	3	3	8	8
Total Asia Pacific	332	367	941	1,020
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	87	98	297	293
Titanium Technologies	141	126	439	381
Advanced Performance Materials	52	70	168	204
Other Non-Reportable Segment	2	2	5	5
Total Europe, the Middle East, and Africa	282	296	909	883
Latin America (2):
Thermal & Specialized Solutions	88	59	259	166
Titanium Technologies	97	105	276	275
Advanced Performance Materials	11	16	37	39
Other Non-Reportable Segment	—	—	1	1
Total Latin America	196	180	573	481
Total net sales	$1,495	$1,508	$4,478	$4,423
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales by product group and segment
OpteonTM refrigerants	$368	$205	$1,021	$631
FreonTM refrigerants	94	146	315	493
Foam, propellants, and other	98	117	286	317
Total Thermal & Specialized Solutions	560	468	1,622	1,441
Titanium dioxide and other minerals	612	672	1,867	1,940
Total Titanium Technologies	612	672	1,867	1,940
Advanced materials	190	214	582	616
Performance solutions	121	140	369	385
Total Advanced Performance Materials	311	354	951	1,001
Performance chemicals and intermediates	12	14	38	41
Total Other Non-Reportable Segment	12	14	38	41
Total net sales	$1,495	$1,508	$4,478	$4,423

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

The following table sets forth the Company’s contract balances from contracts with customers at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Contract assets:
Accounts receivable - trade, net (Note 7)	$817	$619
Contract liabilities:
Deferred revenue	$5	$11
Customer rebates (Note 14)	72	70

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the three and nine months ended September 30, 2025 were not significant. For the three and nine months ended September 30, 2025, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of September 30, 2025 and December 31, 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At September 30, 2025, Chemours had $183 of remaining performance obligations. The Company expects to recognize approximately 15% of its remaining performance obligations as revenue in 2025, approximately 43% as revenue in 2026, and approximately 42% as revenue in 2027. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by September 30, 2025 are also excluded.

Note 4. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the three and nine months ended September 30, 2025 and 2024.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended September 30, 2025
Employee separation charges
SPS CapstoneTM Exit	$—	$—	$(1)	$—	$—	$(1)
2024 Restructuring Program	—	—	—	—	—	—
Total employee separation charges	—	—	(1)	—	—	(1)
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	5	—	—	5
2024 Restructuring Program	—	—	—	—	—	—
Titanium Technologies Transformation Plan	—	—	—	—	—	—
Total decommissioning and other charges	—	—	5	—	—	5
Total restructuring and other charges	—	—	4	—	—	4
Asset-related charges	—	—	—	—	—	—
Total restructuring, asset-related, and other charges	$—	$—	$4	$—	$—	$4

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Nine Months Ended September 30, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$13	$—	$—	$13
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	12	—	—	12
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	11	—	—	11
2024 Restructuring Program	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	6	—	—	—	6
Total decommissioning and other charges	—	6	13	—	—	19
Total restructuring and other charges	—	6	25	—	—	31
Asset-related charges:
SPS CapstoneTM Exit	—	—	24	—	—	24
Total asset-related charges	—	—	24	—	—	24
Total restructuring, asset-related, and other charges	$—	$6	$49	$—	$—	$55

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Three Months Ended September 30, 2024
Employee separation charges:
2024 Restructuring Program	$—	$—	$13	$—	$5	$18
Total employee separation charges	—	—	13	—	5	18
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	(1)	—	—	—	(1)
Total decommissioning and other charges	—	(1)	3	—	—	2
Total restructuring and other charges	—	(1)	16	—	5	20
Asset-related charges:	—	—	—	—	—	—
2024 Restructuring Program	—	—	25	—	—	25
Total asset-related charges	—	—	25	—	—	25
Total restructuring, asset-related, and other charges	$—	$(1)	$41	$—	$5	$45

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Nine Months Ended September 30, 2024
Employee separation charges:
2024 Restructuring Program	$—	$—	$13	$—	$5	$18
Titanium Technologies Transformation Plan	—	(1)	—	—	—	(1)
2023 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	(1)	12	—	5	16
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	8	—	—	—	8
Total decommissioning and other charges	—	8	3	—	—	11
Total restructuring and other charges	—	7	15	—	5	27
Asset-related charges:
2024 Restructuring Program	—	—	25	—	—	25
Total asset-related charges	—	—	25	—	—	25
Total restructuring, asset-related, and other charges	$—	$7	$40	$—	$5	$52

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

As a result, during the three and nine months ended September 30, 2025, the Company recorded restructuring, asset-related and other charges of $4 and $48, respectively. For the nine months ended September 30, 2025, total charges of $48 consisted of non-cash asset-related charges of $24, employee separation charges of $13 and decommissioning and other charges of $11. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed by the third quarter of 2026. The $24 of asset related charges primarily includes $23 of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. For the three and nine months ended September 30, 2025, the Company also recorded $2 and $4 related to the write-off of certain inventories that can no longer be utilized following the exit of the SPS CapstoneTM business. This amount is recorded in Cost of Goods Sold in the Interim Consolidated Statement of Operations. The Company also expects to incur decommissioning and other charges of $10 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

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

During the three and nine months ended September 30, 2025, the Company recorded charges of less than $1 and $1 related to the 2024 Restructuring Program, respectively. Through September 30, 2025, the Company has recorded total charges of $52, consisting of non-cash asset-related charges of $27, employee separation charges of $19 and other charges of $6. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the first quarter of 2026. The Company also expects to incur decommissioning and other charges of approximately $3 through 2026 which will be recognized as period costs as incurred.

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

As a result, during the three and nine months ended September 30, 2025, the Company recorded decommissioning and other charges of less than $1 and $6, respectively. Through September 30, 2025, the Company has recorded total charges of approximately $135, consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning and other charges of $29. The associated severance payments began in the fourth quarter 2023 and were substantially completed in the first quarter of 2025.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded through September 30, 2025. The employee separation and related payments were substantially completed in the fourth quarter of 2024.

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the nine months ended September 30, 2025.

	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	Total
Balance at December 31, 2024	$—	$12	$1	$13
Charges to income	13	(1)	—	12
Payments	(11)	(5)	(1)	(17)
Balance at September 30, 2025	$2	$6	$—	$8

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at September 30, 2025 and December 31, 2024.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 5. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Leasing, contract services, and miscellaneous income	$4	$3	$8	$5
Royalty income (1)	2	1	7	4
Gain on sales of assets and businesses, net (2)	7	—	8	3
Exchange losses, net (3)	(1)	—	(7)	(6)
Non-operating pension and other post-retirement employee benefit income (4)	4	2	7	4
Total other income, net	$16	$6	$23	$10
(1)
Royalty income is primarily from technology licensing.
(2)
For the three and nine months ended September 30, 2025, gain on sales of assets and businesses, net includes a gain on sale of $7 related to certain parcels of land at the Company's manufacturing site in Kuan Yin, Taiwan. Refer to "Note 9 – Property, Plant and Equipment, Net" for further information.
(3)
Exchange losses, net includes gains and losses on the Company’s foreign currency forward contracts that have not been designated as a cash flow hedge.
(4)
Non-operating pension and other post-retirement employee benefit income represents the non-service component of net periodic pension income.

Note 6. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Chemours	$60	$(32)	$(325)	$81
Denominator:
Weighted-average number of common shares outstanding - basic	150,320,265	149,697,616	150,160,586	149,383,146
Dilutive effect of the Company’s employee compensation plans (1)	461,349	—	—	735,880
Weighted-average number of common shares outstanding - diluted	150,781,614	149,697,616	150,160,586	150,119,026

Basic earnings (loss) per share of common stock (2)	$0.40	$(0.22)	$(2.16)	$0.54
Diluted earnings (loss) per share of common stock (1) (2)	0.40	(0.22)	(2.16)	$0.54
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 406,871 and 482,579 potentially dilutive securities is excluded from the calculation for the nine months ended September 30, 2025 and three months ended September 30, 2024, respectively.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted EPS calculations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average number of stock options	3,262,578	3,047,186	3,988,322	2,028,213

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 7. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Accounts receivable - trade, net (1)	$817	$619
VAT, GST, and other taxes (2)	102	114
Other receivables (3)	28	37
Total accounts and notes receivable, net	$947	$770
(1)
Accounts receivable - trade, net includes trade notes receivable of $1 and $1 and is net of allowances for doubtful accounts of $2 and $2 at September 30, 2025 and December 31, 2024, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 17 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to less than $1 and $1 for the three and nine months ended September 30, 2025, respectively, and $5 and $7 for the three and nine months ended September 30, 2024, respectively.

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

Note 8. Inventories

The following table sets forth the components of the Company’s inventories at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Finished products	$934	$889
Semi-finished products	271	271
Raw materials, stores, and supplies	717	679
Inventories before LIFO adjustment	1,922	1,839
Less: Adjustment of inventories to LIFO basis	(375)	(376)
Total inventories	$1,547	$1,463

Inventory values, before last-in, first-out (“LIFO”) adjustment are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at the Company’s U.S. locations, which comprised $916 and $900 (or 48% and 49%, respectively) of inventories before the LIFO adjustments at September 30, 2025 and December 31, 2024, respectively. The Company’s inventories held in international locations are valued under the average cost method.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 9. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Equipment	$8,241	$7,911
Buildings	1,175	1,133
Construction-in-progress	316	404
Land	70	88
Mineral rights	31	36
Property, plant, and equipment	9,833	9,572
Less: Accumulated depreciation	(6,743)	(6,389)
Total property, plant, and equipment, net	$3,090	$3,183

Property, plant, and equipment, net included gross assets under finance leases of $98 and $97 at September 30, 2025 and December 31, 2024.

Depreciation expense amounted to $80 and $259 for the three and nine months ended September 30, 2025, respectively, and $78 and $223 for the three and nine months ended September 30, 2024, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Taiwan, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. During the three months ended September 30, 2025, following completion of dismantling and removal activities and remediation efforts, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7, which is reflected within "Other Income, Net" in the Interim Consolidated Statements of Operations. At September 30, 2025, $22 of land met held for sale criteria and is classified as Assets held for sale on the Interim Consolidated Balance Sheets.

Note 10. Goodwill and Other Intangible Assets, Net

Goodwill

The following sets forth the changes in the carrying amount of the Company's goodwill by segment for the nine months ended September 30, 2025.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Total
Balance at December 31, 2024	$33	$13	$—	$—	$46
Balance at September 30, 2025	$33	$13	$—	$—	$46

Chemours consists of four operating segments: Thermal & Specialized Solutions, Titanium Technologies, Advanced Performance Solutions, and Performance Chemicals & Intermediates (included in Other Non-Reportable Segment). The Company defines its reporting units as operating units or one level below its operating segments. The Company completes its annual goodwill impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment.

The total accumulated goodwill impairment losses included in the Company's goodwill balance at both September 30, 2025 and December 31, 2024 amounted to $56, which represents the impairment charge recorded in the third quarter of 2024 for the Advanced Performance Materials reporting unit as described further below.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

During the third quarter of 2024, the Company reviewed recently released third-party industry projections, which for hydrogen reflected lower end-market demand as well as slower market growth through 2030 and a more uncertain long-term growth trajectory beyond 2030. In response to these negative market outlook developments as well as increased commercial headwinds due to limited cyclical end-markets recovery and competitive intensity, the Company revised its financial projections for the Advanced Performance Materials business which included reductions to its investment plans. The Company concluded that these market developments, as well as the Company's revised financial projections to reflect these events, represented a triggering event for the Company's Advanced Performance Materials reporting unit and associated goodwill, as well as the related asset group, during the third quarter of 2024. As a result of this conclusion, the Company completed an interim impairment assessment as of August 31, 2024 for its Advanced Performance Materials reporting unit and the related asset group.

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

No further goodwill impairments were recorded during the nine months ended September 30, 2025.

The Company continually monitors macroeconomic and industry-specific conditions for indicators of potential impairment of goodwill and long-lived assets. During 2025, the Company evaluated the sustained weakness in the global TiO₂ market, including lower selling prices and utilization levels, as well as delays in the development of hydrogen-related infrastructure affecting certain end markets. Based on this evaluation, the Company concluded that no triggering events were identified and, accordingly, no interim impairment tests were required.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company's other intangible assets by major class at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$8	$(6)	$2	$8	$(5)	$3
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(22)	—	22	(22)	—
Patents	13	(13)	—	13	(13)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	11	(11)	—	11	(11)	—
Total other intangible assets	$59	$(57)	$2	$59	$(56)	$3
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was less than $1 for both the three and nine months ended September 30, 2025 and 2024, respectively. Less than $1 of pre-tax amortization expense is estimated annually for 2025, 2026, 2027, 2028, 2029, and 2030. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 11. Investments in Affiliates

The Company engages in transactions with its equity method investees in the ordinary course of business. Net sales to the Company’s equity method investees amounted to $35 and $104 for the three and nine months ended September 30, 2025, respectively, and $30 and $95 for the three and nine months ended September 30, 2024, respectively. Purchases from the Company’s equity method investees amounted to $63 and $216 for the three and nine months ended September 30, 2025, respectively, and $88 and $217 for the three and nine months ended September 30, 2024, respectively. Dividends received from the equity method investees amounted to $3 for both the three and nine months ended September 30, 2025. Dividends received from its equity method investees were $0 for both the three and nine months ended September 30, 2024.

Note 12. Other Assets

The following table sets forth the components of the Company’s other assets at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Capitalized repair and maintenance costs	$235	$315
Pension assets (1)	115	97
Deferred income taxes	248	296
Miscellaneous (2)	114	96
Total other assets	$712	$804
(1)
Pension assets represents the funded status of certain of the Company's long-term employee benefit plans.
(2)
Miscellaneous includes $42 and $38 of corresponding income tax benefits related to uncertain tax positions on transfer pricing at September 30, 2025 and December 31, 2024, respectively.

Note 13. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Trade payables	$1,007	$1,134
VAT and other payables	28	22
Total accounts payable	$1,035	$1,156

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

The outstanding payment obligations at September 30, 2025 and December 31, 2024 were $153 and $180, respectively. At September 30, 2025 and December 31, 2024, $141 and $162 are in Accounts Payable in the Interim Consolidated Balance Sheets, while $12 and $18 are included in Short-term and current maturities of long-term debt in the Interim Consolidated Balance Sheets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 14. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Accrued litigation (1)	$207	$112
Asset retirement obligations (2)	9	8
Income taxes	26	22
Customer rebates	72	70
Accrued interest	48	18
Operating lease liabilities	62	53
Miscellaneous (3)	165	110
Total other accrued liabilities	$589	$393
(1)
At September 30, 2025 and December 31, 2024, accrued litigation includes $68 for settlements with the State of Ohio and the State of Delaware. At September 30, 2025, accrued litigation also includes $97 related to the settlement agreement with the State of New Jersey. At December 31, 2024, accrued litigation also includes an accrual related to the Ohio MDL of $14. Refer to “Note 17 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 16 – Other Liabilities”).
(3)
At September 30, 2025, miscellaneous includes $77 of derivative liabilities (as described further in "Note 20 – Financial Instruments). Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

Note 15. Debt

The following table sets forth the components of the Company’s debt at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,048	$1,056
Tranche B-3 euro term loan due August 2028 (€415 million at September 30, 2025 and December 31, 2024)	485	432
Senior unsecured notes:
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
Finance lease liabilities	37	46
Financing obligation (1)	89	90
Supplier financing obligation (2)	12	18
Other	16	11
Total debt principal	4,185	4,151
Less: Unamortized issue discounts	(15)	(19)
Less: Unamortized debt issuance costs	(20)	(24)
Less: Short-term and current maturities of long-term debt	(52)	(54)
Total long-term debt, net	$4,098	$4,054
(1)
At September 30, 2025 and December 31, 2024, financing obligation relates to the financed portion of the Company's research and development facility located in the Science, Technology, and Advanced Research Campus of the University of Delaware in Newark, Delaware ("Chemours Discovery Hub").
(2)
At September 30, 2025 and December 31, 2024, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to "Note 13 – Accounts Payable" for further details.

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

On May 2, 2025, the Company entered into the Amendment No. 3 (the "Third Amendment") among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Third Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediate prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000.

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

On October 15, 2025, the Company entered into Amendment No. 4 (the “Fourth Amendment”) among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Fourth Amendment extended the maturity date of the Company’s $1,050 senior secured U.S. Dollar Term Loan from August 18, 2028 to October 15, 2032. The Fourth Amendment also changed the applicable margin in respect of the Dollar Term Loan to, at the election of the Company, adjusted Term SOFR + 3.50% or adjusted base rate plus 2.50%.

No borrowings were outstanding under the Revolving Credit Facility at September 30, 2025 and December 31, 2024. The Company made term loan repayments of $3 and $8 during the three and nine months ended September 30, 2025 and 2024, respectively. Chemours also had $47 and $56 in letters of credit issued and outstanding under the Revolving Credit Facility at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.2% and 5.2%, respectively. Also, at September 30, 2025, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum.

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

On March 28, 2025, the Company entered into Amendment No. 4 to its Amended Purchase Agreement to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 to $165.

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. During the three and nine months ended September 30, 2025, the Company received $349 and $1,046, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $349 and $1,087, respectively, of incremental accounts receivable. During the three and nine months ended September 30, 2024, the Company received $365 and $1,053, respectively, of cash collections on receivables sold under the Amended Purchase Agreement, following which it sold and derecognized $375 and $1,091, respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $179 and $112 at September 30, 2025 and December 31, 2024, respectively. The Company incurred $1 and $2 of fees associated with the Securitization Facility during the three and nine months ended September 30, 2025, and $1 of similar fees for both periods during the three and nine months ended September 30, 2024, respectively. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

European Accounts Receivable Factoring Arrangement

On October 13, 2025, the Company entered into a Receivables Purchase Agreement with BNP Paribas Factor GmbH (“BNP”). Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Receivables Purchase Agreement extends through October 31, 2026 and will be automatically extended for one-year periods, unless earlier terminated in accordance with the terms of the Purchase Agreement.

Other

In the third quarter of 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the nine months ended September 30, 2025 and 2024, the Company made principal payments of $10 and $5, respectively, to the financing company. As of September 30, 2025, the Company has repaid all remaining borrowings under the financing arrangement.

In the third quarter of 2025, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the three months ended September 30, 2025, the Company made principal payments of $5 to the financing company, and the remaining $16 is to be repaid in the next nine months.

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

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2025	$3	$6	$2	$12	$16	$39
2026	11	11	7	—	—	29
2027	505	9	7	—	—	521
2028	2,292	9	7	—	—	2,308
2029	620	4	8	—	—	632
Thereafter	600	3	122	—	—	725
Total payments	4,031	42	153	12	16	4,254
Less: Imputed interest	—	(5)	(64)	—	—	(69)
Total principal maturities on debt	$4,031	$37	$89	$12	$16	$4,185

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-3 U.S. dollar term loan due August 2028	$1,048	$1,049	$1,056	$1,065
Tranche B-3 euro term loan due August 2028 (€415 million at September 30, 2025 and December 31, 2024)	485	486	432	439
Senior unsecured notes
5.375% due May 2027	495	495	495	477
5.750% due November 2028	783	765	783	728
4.625% due November 2029	620	561	620	538
8.000% due January 2033	600	598	600	587
Total senior debt principal	4,031	$3,954	3,986	$3,834
Less: Unamortized issue discounts	(15)		(19)
Less: Unamortized debt issuance costs	(20)		(24)
Total senior debt, net	$3,996		$3,943

Note 16. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Employee-related costs (1)	$61	$65
Accrued litigation (2)	299	96
Asset retirement obligations (3)	90	93
Miscellaneous (4)	119	115
Total other liabilities	$569	$369
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portion of accrued litigation (see “Note 17 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $99 and $101 when combined with the current portion at September 30, 2025 and December 31, 2024, respectively (see “Note 14 – Other Accrued Liabilities”). During the nine months ended September 30, 2025, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes $67 and $63 of long-term income tax liabilities from uncertain tax positions at September 30, 2025 and December 31, 2024, respectively. Miscellaneous also includes accrued indemnification liabilities of $25 at both September 30, 2025 and December 31, 2024, respectively.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the components of the Company’s accrued litigation at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Asbestos	$90	$61
PFAS (1):
PFOA (2)	38	40
Other PFAS matters (3)	353	81
All other matters	25	26
Total accrued litigation	$506	$208
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
(2)
PFOA includes matters under the "PFOA" section within this “Note 17 – Commitments and Contingent Liabilities”.
(3)
Other PFAS matters includes matters under the "PFAS" section within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at September 30, 2025 and December 31, 2024.

	Balance Sheet Location	September 30, 2025	December 31, 2024
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 14)	$207	$112
Long-term accrued litigation	Other liabilities (Note 16)	299	96
Total accrued litigation		$506	$208

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,350 is available after giving consideration for the funding of the payment to the State of Ohio and the supplemental payment to the State of Delaware as well as the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,350 available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. The Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $38 and $120 during the three and nine months ended September 30, 2025, respectively, and $26 and $75 during the three and nine months ended September 30, 2024, respectively, excluding litigation-related settlements.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at September 30, 2025 and December 31, 2024, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

The parties have also sought insurance coverage for certain claims relating to PFAS matters, including claims in the AFFF MDL (as defined below). In July 2024, a $45 settlement agreement was reached amongst the parties with one of the insurance carriers. Per agreement with the parties, the Company received approximately $23 of the settlement as it was allocated amongst the parties in accordance with the percentage contribution in the Public Water System Class Action Settlement. Since April 2025, four Demands for Arbitration have been sent to additional noticed insurance carriers and arbitrations are now proceeding.

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

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both September 30, 2025 and December 31, 2024, there were approximately 833 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. The Company finalized the settlement agreement in March 2025. Per the terms of the agreement in principle, the Company assumed approximately 20 current SGPI asbestos cases as well as all future SGPI asbestos and product liability claims. The agreement also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases. As of September 30, 2025 there are approximately 30 SGPI asbestos litigation claims outstanding. The Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

At September 30, 2025 and December 31, 2024, Chemours had accruals of $90 and $61 related to these matters, respectively. Asbestos reserves recorded include estimated losses for current claims as well as an estimate of losses for future claims, except for the SGPI asbestos and product liability claims. Because of the limited history of SGPI asbestos and product liability claims, the Company has concluded that it is not able to reasonably estimate probable losses for future claims for these matters at this time.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At September 30, 2025 and December 31, 2024, there were 22 cases pending against EID alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In May 2021, the Company and EID filed suit in Delaware state court against multiple insurance companies for breach of their contractual obligations to indemnify Chemours and EID against liabilities, costs and losses relating to benzene litigation which are covered under liability insurance policies purchased by EID during the period 1967 to 1986. EID and Chemours are seeking payment of all costs and settlement amounts for past and future benzene cases falling under those policies. The outcome of this matter is not expected to have a material impact on Chemours’ results of operations or financial position. Over the course of the litigation, settlements have been negotiated with all of the insurers and Chemours and EID established a joint escrow account. In December 2024, Chemours and EID agreed to a 50/50 distribution of then-available escrow account funds with Chemours receiving $20, representing a release of previously recorded restricted cash. In October 2025, the final payment was received and Chemours received its share of the proceeds in the amount of $1. The matter is now closed.

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

At September 30, 2025 and December 31, 2024, Chemours maintained an accrual of $38 and $40, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through September 30, 2025, approximately $2 has been disbursed from escrow related to medical monitoring. In September 2025, the medical panel made certain recommendations to modify the monitoring program based upon its review of program and medical record information and such recommendations will be evaluated. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 11,100 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

In March 2021, ten water provider cases within the AFFF MDL were approved by the court for purposes of commencing initial discovery (Tier One discovery) and in October 2021, the court approved three of these cases for additional discovery (Tier Two discovery). In September 2022, a water provider action filed by the City of Stuart, Florida was selected for the first bellwether trial. The court encouraged all parties to discuss resolution of the water provider category of cases, and in October 2022 appointed a mediator to facilitate discussions among and between the parties. Chemours, Corteva/EID and DuPont, together, entered into U.S. public water system class action settlement agreement in June 2023, as further discussed below. Prior to the public water system class action suit settlement, in May 2023, the Plaintiffs filed, and the court granted, a motion to sever all claims against Chemours and EID from the first bellwether trial for the water provider cases. There are currently approximately 900 water provider cases in the AFFF MDL, of which approximately 35 such matters that had been filed as of the Settlement Agreement have submitted opt-outs per below discussion.

For non-water provider cases in the AFFF MDL (approximately 10,200), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases must be completed by December 19, 2025. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the Court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions. In August 2025, the Court entered a case management order to address concerns regarding unfiled personal injury cases. The order vacated the first personal injury bellwether trial in the Group A cases scheduled for October 20, 2025 and its associated deadlines. The order also provided a 21-day window in which unfiled cases were to be filed as well as information plaintiffs must provide in association with their claims, such as medical records and evidence of exposure, before the end of the year. This order allows multi-plaintiff complaints to be filed, which allows for many individual plaintiffs to be consolidated in one case. Also, in August 2025, the Court entered a second case management order to address cases alleging PFAS-related injuries that have sought to avoid the AFFF MDL and/or federal jurisdiction. The order requests that these cases be transferred to the MDL for oversight and management. Since the Court entered the August 2025 case management orders, a significant number of new claims asserting personal injury have been filed or transferred to the AFFF MDL. As of September 30, 2025, the Company believes that a loss is reasonably possible but is not estimable with respect to this category of cases, including on the basis that these new cases and submitted information will be further evaluated as part of the above-referenced litigation and mediation.

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

In June 2025, Marathon Petroleum Company LP and Tesoro Refining & Marketing Company LCC (collectively, “Marathon”) filed suit in Washington state court against multiple defendants, including Chemours and EIDP, alleging that its refinery had been contaminated by AFFF. The complaint seeks damages and abatement. The case was removed to federal court and conditionally transferred to the AFFF MDL. In September 2025, the Western District of Washington granted Marathon’s motion to remand, finding that there was insufficient evidence to show that federal officer jurisdiction applied when Marathon provided affidavit evidence that it did not. The case will now proceed in Washington state court.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2025, a civil claim was filed in the Supreme Court of British Columbia in Canada by Doig River First Nation (“Doig River”) against multiple defendants, including Chemours and EIDP, seeking to certify the action as a class proceeding. The proposed class seeks to capture all bands as defined in the Indian Act or First Nations peoples with a modern treaty or land claims agreement, all Inuit land claim organizations or similar governance structures, and all settlements or communities of Metis peoples in Canada that have incurred, and will incur, in the future, damages relating to PFAS contamination of their water resources, or who owned, operated, controlled, were responsible for, or were beneficiaries of a drinking water system that has been contaminated by PFAS-containing products, including AFFF. The complaint seeks compensatory and punitive damages as well as an injunction enjoining the defendants from manufacturing, distributing, and selling PFAS-containing products in Canada.

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

With respect to the submitted opt-outs, for those entities that have filed claims and/or lawsuit against numerous defendants, including Chemours, EID, Corteva, DuPont, either prior or subsequent to the Settlement Agreement, approximately 40 of such opt-out entities are in the U.S. District Court of South Carolina Multi-district litigation and approximately 110 of such opt-out entities are named plaintiffs in other various federal, state or local courts (see Other Public Water System Matters below). The Company’s assessment of its potential liability with respect to the opt-outs considers numerous factors, many of which are not yet determinable. Many of these lawsuits and claims involve highly complex issues related to causation, scientific evidence and alleged actual damages and other substantial uncertainties.

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, the Company has not accrued for any potential losses with respect to the opt-out population as of September 30, 2025 and December 31, 2024, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

Other Public Water System Matters

In addition to the matters described in the AFFF MDL, as well as the matters described in "Litigation and Other matters related to Fayetteville” within this “Note 17 – Commitments and Contingent Liabilities”, other public water systems have filed lawsuits against Chemours, Corteva/EID, and DuPont including the following:

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

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement, and this matter was expected to proceed to trial in March 2025, but was delayed and is pending a new trial date, which is now set for January 26, 2026.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs’ filed a motion to remand, which is pending. The motion to transfer to the AFFF MDL was denied in April 2025. In September 2025, the Court stayed the matter pending an appeal of remand to the Eleventh Circuit Court of Appeals filed in another matter, Pine Hill. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

In March 2024, the Municipal Utilities Board of the City of Albertville, Alabama filed suit in Alabama state court against certain defendants, including Chemours and EID. The complaint alleges negligence, nuisance, trespass and seeks compensatory damages, real property damages, as well as past and future expenses, potential lost profits, and punitive damages. The plaintiffs also seek injunctive relief. Albertville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court dismissed the claims for private nuisance and trespass.

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

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court denied class certification as to future damages, but granted class certification as to past damages for alleged PFAS contamination of drinking water. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The court has stayed rulings on the pending motions in this matter to allow the parties to mediate the remaining claims for alleged damages related to rate increases during the first half of 2025. A mediation took place in June 2025; no resolution was reached.

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

In July 2024, the Town of Pine Hill, Alabama (“Pine Hill”) filed suit in Alabama state court against multiple defendants, including, the Company, DuPont, and Corteva, who are alleged to be responsible for the release of PFAS to the water supply through paper mill operations or as suppliers to paper mills. The complaint alleges negligence, nuisance, trespass, wantonness and punitive damages. Pine Hill seeks injunctive relief, compensatory damages for property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. The Town of Pine Hill has filed to opt out of the Public Water System Class Action Settlement. The case was removed to federal court but later remanded to state court. The federal court’s decision to remand is currently on appeal before the Eleventh Circuit and the state court action has been stayed.

In August 2024, the City of Irondale, Alabama (“Irondale”) filed a lawsuit in Alabama state court against multiple defendants, including Chemours. Plaintiff alleges that defendants have manufactured, supplied, and/or sold products containing PFAS that have contaminated plaintiff's water systems. Irondale disclaims any claims or causes of actions relating to AFFF and has opted out of the Public Drinking Water Settlement. The case was removed to Alabama federal court. In September 2025, the case was stayed pending Irondale’s appeal of the court’s denial of its motion to remand.

In April 2025, the Water Works Board of the City of Opelika, Alabama (“Opelika”) filed suit in Alabama state court against 3M, the Company, DuPont, Corteva, Chromalloy Gas Turbine, Contitech, Duracell, Freudenberg-Nok, Henkel, Interface, Interfaceflor, JFA LLC, Kimberly-Clark, Kleen-Tex, Milliken, M+A Matting, Mountville Mills, Specialty Fabrics & Converting, Waste Away Group, Waste Management, West Point Foundry And Machine, Westpoint Home, Westrock Packaging Systems, and Fictitious Defendants A-Z, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Opelika seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Opelika’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. In June 2025, the matter was removed to federal court. Opelika filed to opt out of the Public Water Class Action Settlement. In October 2025, the case was transferred to the AFFF MDL.

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

In April 2025, a lawsuit was filed in Georgia state court on behalf of a group of plaintiffs located in Chattooga County, Georgia (“Dooley”), alleging that defendants, including Chemours, EIDP and DuPont de Nemours, used or manufactured PFAS used in textile manufacturing at Mount Vernon Mills and then discharged to the Town of Trion waste treatment plant. Plaintiffs allege PFAS contamination of their properties due to treated sewage sludge spread on their land property by Defendant Town of Trion. The lawsuit alleges negligence, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. Plaintiffs seek compensatory and punitive damages as well as an injunction to remediate and remove PFAS from their properties. In August 2025, Plaintiff voluntarily dismissed the lawsuit. In September 2025, the lawsuit was refiled in Georgia state court in Gwinnett County, Georgia.

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

In June 2025, Joseph Lepouski and Lisa Marie Lepouski (“Lepouski”) filed suit in Pennsylvania state court against multiple defendants, including Chemours, alleging that alleged presence of PFAS in turnout gear resulted in Mr. Lepouski developing testicular cancer. Lepouski alleges that each Defendant breached implied and express warranties of marketability through their sale of PFAS-containing turnouts, that each Defendant was negligent in their role resulting in Plaintiffs’ exposure to PFAS, that each Defendant is strictly liable for defectively designing turnouts and failing to warn Plaintiffs of the risk of PFAS, and that each Defendant’s conduct was willful and wanton. Plaintiffs seek compensatory damages for pain, suffering, emotional distress, loss of enjoyment of life, and other noneconomic damages; economic damages in the form of medical expenses, out of pocket expenses, lost earnings, and other economic damages; and punitive damages. Plaintiff has dismissed this case and is refiling in the AFFF MDL.

In July 2025, Robert Taylor (“Taylor”) filed suit in Pennsylvania state court against multiple defendants, including Chemours, alleging that alleged presence of PFAS in turnout gear resulted in Taylor developing kidney cancer. Taylor alleges that each Defendant breached implied and express warranties of marketability through their sale of PFAS containing turnouts, that each Defendant was negligent in their role resulting in Plaintiffs’ exposure to PFAS, that each Defendant is strictly liable for defectively designing turnouts and failing to warn Plaintiffs of the risk of PFAS, and that each Defendant’s conduct was willful and wanton. Taylor seeks compensatory damages for pain, suffering, emotional distress, loss of enjoyment of life, and other noneconomic damages; economic damages in the form of medical expenses, out of pocket expenses, lost earnings, and other economic damages; and punitive damages. Plaintiff has dismissed this case and is refiling in the AFFF MDL.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In August 2024, the Supreme Court of South Carolina vested the Honorable Grace Gilchrist Knie, a South Carolina state circuit court judge, with exclusive power to hear and dispose of all PFAS litigation cases filed in South Carolina state court and to consolidate such cases for pre-trial purposes. Since June 2024, Chemours, EID, and/or DuPont have been named in 18 lawsuits involving water authorities in South Carolina (Berkeley County, City of Clinton, City of Florence, City of Union, Gaffney Board of Public Works, Georgetown County Water and Sewer District, Grand Strand Water and Sewer Authority, Greenwood Commissioners of Public Works, Joint Municipal Water and Sewer Commission, Laurens County Water and Sewer Commission, Saluda County Water and Sewer Authority, South Carolina Public Service Authority, City of Columbia, City of Georgetown, Town of Cheraw, Town of Lexington, Town of Whitmire, Woodruff-Roebuck Water District), alleging PFAS contamination of drinking water sources and seeking recovery of costs for treatment, remediation, and other relief. These cases have been removed to the U.S. District Court for the District of South Carolina and tagged to the AFFF MDL, where the plaintiffs have filed motions to remand which remain pending. Should the motions to remand be granted, it is expected that those cases will precede before Judge Knie in South Carolina state court. See discussion of AFFF MDL above.

In September 2025, Jason Crady and Nicole Crady (collectively, “Crady) filed suit in Missouri state court against multiple defendants, including DuPont de Nemours, alleging that Jason Crady was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear. Crady seeks both compensatory and punitive damages. The case has been removed to federal court and transfer to the AFFF MDL has been requested. In post-removal filings with the Court, Crady acknowledged that he may have been exposed to AFFF.

In August 2025, Five Star Water Supply District in Alabama (“Five Star”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, E.I. du Pont de Nemours; Dupont de Nemours, Corteva, EIDP, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Five Star seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Five Star’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Five Star filed to opt out of the Public Water Class Action Settlement.

In August 2025, the City of Clanton, Alabama Water Works and Sewer Board (“Clanton”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, E.I. du Pont de Nemours; Dupont de Nemours, Corteva, EIDP, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Clanton seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Clanton’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Clanton filed to opt out of the Public Water Class Action Settlement

In September 2025, the Coosa Valley Water Supply District, Inc. (“Coosa Valley”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating, the Company, DuPont, Corteva, and certain fictitious defendants who are alleged to be responsible for the release of PFAS to its water supply through carpet, flooring, textile and metal finishing operations, or as suppliers to those operations. The complaint alleges negligence, nuisance, trespass, wantonness, and punitive damages. Coosa Valley seeks injunctive relief to abate and remove PFAS from the water supply, compensatory damages for removal and disposal of PFAS, property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. Coosa Valley filed to opt out of the Public Water Class Action Settlement.

In October 2025, the Lanier Family Revocable Living Trust and Michael Lanier filed suit in Georgia state court against Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and dust on their land in the Johns Creek watershed in Floyd County, Georgia are contaminated with PFAS supplied and/or used by defendants in nearby carpet mills. The suit claims negligence, negligence per se arising from violations of the Georgia Quality Control Act, negligent failure to warn, public nuisance, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper.

In October 2025, Walker County, Georgia sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EIDP, Corteva and the Company in Georgia state court alleging PFAS contamination from disposal of carpet manufacturing wastes into its landfills. Walker County asserts Georgia statutory violations as well as common law torts, including negligence and nuisance, and seeks damages arising from PFAS contamination of its property. Walker County also seeks punitive damages, attorneys’ fees and costs.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. This amount is included in Accrued Litigation and anticipated to be paid in the fourth quarter of 2025.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation and is anticipated to be paid in the first quarter of 2026.

In December 2024, the State of Texas filed a Deceptive Trade Practices action in federal court against 3M Company, EID, DuPont and Corteva alleging that the companies engaged in deceptive trade practices by failing to disclose certain health risks and environmental harm related to PFAS. The lawsuit alleges that the EID defendants’ corporate restructurings were designed to avoid liability for these actions. The suit seeks injunctive relief and civil penalties. In January 2025, the case was removed to federal court. In September 2025, the case was remanded to state court; and discovery in the matter will proceed.

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

In New Jersey federal court, lawsuits were filed against several defendants including EID and Chemours beginning in November 2019. The lawsuits include ten lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court (and one of which was transferred to the AFFF MDL). In May 2024, a pro se case alleging wrongful death from exposure to PFAS and other chemicals on behalf of two deceased residents of Salem County, NJ was filed naming Chemours in New Jersey state court. The case has also been removed to federal court and is administratively terminated while plaintiff seeks representation of counsel. Plaintiffs seek certain damages including punitive damages.

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

In September 2023, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia where plaintiff’s husband was a firefighter. Plaintiff alleges that repeated and extensive exposure to PFAS resulted in her husband’s brain cancer. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested.

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested.

In August 2024, a putative national class action was filed in federal court in Minnesota against 3M, EID and Chemours related to PFAS in carpet. Violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims. EID and Chemours filed a motion to dismiss; the basis for dismissal of the civil RICO claims include lack of standing, failure to allege and enterprise, lack of proximate cause, failure to allege racketeering activity and that the State’s claims are unsubstantiated. In September 2025, the Court granted the motion to dismiss without prejudice; plaintiffs had until October 30, 2025 to appeal the ruling or file an amended complaint; no such filing was made by the deadline.

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

In January 2025, 1001 Newark Ave. Associates, LLC filed a lawsuit in New Jersey federal court against General Spray Drying Services, Inc., Fabvan Sales Company (d/b/a Geral Spray Drying), EID, DuPont de Nemours, Corteva, Chemours and other defendants related to alleged contamination at a property in Elizabeth, NJ. The complaint alleges that General Spray’s processing operations resulted in discharges of other defendants’ PFAS and that these compounds have contaminated underlying soil and groundwater. The Complaint is brought under CERCLA and the New Jersey Spill Compensation and Control Act and seeks, inter alia, recovery of costs for the investigation and remediation of PFAS at the property and declaratory judgments relating thereto. In April 2025, the Company and other defendants filed a motion to dismiss. In April 2025, two defendants also filed cross-claims against EIDP, DuPont de Nemours, Corteva and Chemours. In October 2025, the Court granted the defendants’ Motion to Dismiss without prejudice. Plaintiffs have 30 days to file an amended complaint.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In January 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by Johnny Oscar Moretz (“Moretz”) alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Chemours and EID have not yet been served in this matter. Moretz alleges that the defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested.

In April 2025, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, by multiple plaintiffs alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiffs allege that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested.

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

In July 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours by Jonathan Clarke (“Clarke”), alleging that plaintiff was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear and AFFF. Clarke seeks both compensatory and punitive damages. In April 2025, Clarke amended their complaint and removed allegations relating to AFFF. Chemours was served in June 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested.

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

In March 2025, a lawsuit was filed against EID, Corteva, DuPont and other defendants in Philadelphia County Court of Common Pleas on behalf of seven former major league baseball players. Plaintiffs allege that their injuries, including brain, testicular or thyroid cancer, were caused by exposure to PFAS via AstroTurf at Veterans Stadium. The lawsuit demands compensatory and punitive damages. In September 2025, the case was removed to federal court.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claim. As such, as of September 30, 2025, the Company has not accrued for any amounts related to the fund mentioned above. Although the Company believes a loss is probable and could be material, it is not estimable at this time due to various reasons including, among others, that such discussions are in their early stages and have significant issues to be resolved.

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

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the three and nine months ended September 30, 2025, the Company recorded an immaterial amount related to one or more of these matters.

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

The Chambers Works matter trial began on May 19, 2025. The court has proceeded through a series of “mini-trials”, focused on: Third Amended Complaint Spill Act (Count 1) (liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendants EID; Spill Act (Count 1)(liability) and Brownfield and Contaminated Site Remediation Act (Count 4) against defendant Chemours; Water Pollution Act (Count 2)(liability) against defendants EID and Chemours; Fraudulent transfer (actual and constructive)(Counts 13-16) against all defendants); Industrial Site Recovery Act (Count 3)(against all defendants except Chemours); the CRACO defense; and the Government contractor defense. As of June 9, 2025, the Court had progressed through the Spill Act and Brownfield and Contaminated Site Remediation Act mini-trials, the Water Pollution Control Act mini-trial, the CRACO defense mini-trial, and the Government Contractor defense mini-trial. Post-trial briefing related to those mini trials concluded in July 2025. On July 1, 2025, the Court postponed the rest of the mini-trials pending further order of the Court.

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

In the course of mediation related to these matters, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”) agreed to a recommended settlement agreement in principle with NJ DEP and other State of New Jersey offices, including the Attorney General (collectively, the “State of New Jersey”), to comprehensively resolve these matters. In August 2025, the NJ Settling Companies and the State of New Jersey agreed to and announced a proposed JCO on terms consistent with the recommended settlement agreement. The JCO has been submitted for public notice and comment and is subject to Court approval following that period. A hearing on the JCO is set for January 2026. The settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses. The settlement will resolve all statewide claims by the State of New Jersey pending against the NJ Settling Companies related to PFAS, including claims not related to operating sites and from the use of AFFF. The settlement will also resolve legacy contamination claims related to NJ Settling Companies' four current and former operating sites in the NJ lawsuits (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State of New Jersey, including claims for natural resource damages from the sites.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. As of September 30, 2025, inclusive of accretion, the Company has recorded $263 which represents its allocation of the scheduled annual settlement payments on a net present value basis using an 8% discount rate. $97 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the Court, but no earlier than January 31, 2026. The settlement also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

In April 2025, two stockholder derivative actions were filed in Delaware state court against the Company, former officers of the Company, and past and current members of the Board. The complaints allege, inter alia, claims of breach of fiduciary duty and unjust enrichment. Pursuant to court order, these actions have been consolidated and stayed pending the earlier of the date that: (i) the Delaware district court action is dismissed with prejudice and all appeals therefrom are exhausted; or (ii) any defendant in the Delaware district court action files an answer to the operative complaint in that action. A third stockholder derivative action was filed in June 2025 in Delaware state court against the Company, former officers of the Company and past and present members of the Board. The third action has been consolidated with the other stockholder derivative actions and stayed. In addition, the Company is aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Management believes that it is not possible at this time to reasonably assess the outcome of these matters or to estimate the loss or range of loss, if any, as the matters are in their early stages with significant issues to be resolved, including, for certain matters, whether a claim will be made.

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred less than $1 and $1 of costs for these indemnification agreement requests during the three and nine months ended September 30, 2024, respectively. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of September 30, 2025 as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at September 30, 2025 and December 31, 2024 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	September 30, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$53	$31
Dordrecht Works, Netherlands	30	28
Fayetteville Works, Fayetteville, North Carolina (1)	327	351
Pompton Lakes, New Jersey	53	41
Washington Works, West Virginia	26	25
All other sites	120	95
Total environmental remediation	$609	$571
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 17 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Current environmental remediation	$107	$115
Long-term environmental remediation	502	456
Total environmental remediation	$609	$571

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $610 above the amount accrued at September 30, 2025. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, however this matter is now being held in abeyance due to the government shutdown. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule and, as such, abeyance continues into August 2025. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $26 and $24 are included in the environmental remediation balance as of September 30, 2025 and December 31, 2024, respectively. Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter at September 30, 2025 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of September 30, 2025, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of September 30, 2025 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

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

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of September 30, 2025, the Company has total environmental and legal remediation-related liabilities recorded for these sites of $147, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $248.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company has reserved for environmental remediation liabilities based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. The New Jersey settlement outlines a range of potential RFS for the sites. For the sites for which the Company is the primary responsible party, the RFS ranges total from $177 to $1,048 in the first year after settlement. In early October 2025, the Company put in place surety bonds totaling $108 to satisfy the interim RFS requirements of the NJ DEP settlement agreement. These RFS ranges per the settlement represent negotiated amounts, and the bottom of the range reflects the Company’s prior or current financial assurances and current view for potential future remediation activities at the sites. The range of potential RFS amounts in the settlement reflect potential additional scope or activities that are not currently required under the existing remediation plans for these specific remediation sites. As identified above, during the RFS process outlined in the settlement agreement, the Company will work with the NJ DEP and, potentially LSRPs, to determine the appropriate RFS amounts and review the future scope of remediation for each of the four sites. Given the complexity and uncertainty inherent in the RFS review process, there is a risk that the outcome of these technical evaluations could lead the Company to determine that additional remediation activities are required. Any such determination could result in future changes to the Company’s environmental reserve estimates.

Chemours incurred environmental remediation expenses of $25 and $91 for the three and nine months ended September 30, 2025, respectively, and $15 and $42 for the three and nine months ended September 30, 2024, respectively, of which $4 and $12 for the three and nine months ended September 30, 2025, respectively, and $4 and $14 for the three and nine months ended September 30, 2024, respectively, relate to Fayetteville (discussed further below).

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
On-site remediation	$179	$188
Off-site groundwater remediation	148	163
Total Fayetteville environmental remediation	$327	$351

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Current environmental remediation	$56	$68
Long-term environmental remediation	271	283
Total Fayetteville environmental remediation	$327	$351

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

At September 30, 2025 and December 31, 2024, the Company had $127 and $141 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of September 30, 2025 and December 31, 2024, the Company had $21, respectively for both periods, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $179 and $188 at September 30, 2025 and December 31, 2024, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,600 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative. In September 2025 the Court denied the motion to decertify without prejudice. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In January 2025, the court informed the parties that trial will be scheduled for September 29, 2025. In July 2025, the trial court took the trial off the schedule for unforeseen circumstances and a further hearing is scheduled in August 2025. Following the hearing, the Court informed the parties that it will grant summary judgment on liability for nuisance and trespass, leaving the issue of damages, if any, for trial. Defendants will seek appeal of this ruling.

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

As of September 30, 2025, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

Other Environmental and Environmental-Related Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect hydrofluorocarbons ("HFCs") produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company reviewed the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by the Company in June 2025. The Company has submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. The Company responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, the Company filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. The Company also filed for an interim action to suspend the August 1, 2025 decision and such matter is now pending before the court. The court issued an order granting temporary relief whereby the quota reduction decision is suspended during the interim proceedings.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at September 30, 2025 and December 31, 2024, respectively, with respect to this indemnification.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the NPDES permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 during which the court moved the trial date from March 2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association ("LHWA"). On August 7, 2025, the Court issued a preliminary injunction that enjoined Chemours from discharging HFPO-DA in excess of effluent limits set by its NPDES Permit limits including by, but not limited to, production changes, process modifications, off-site treatment, or temporary cessation of operations. Chemours appealed the court’s preliminary injunction order to the Fourth Circuit and merits briefing is expected to conclude in November 2025. In the district court, Chemours filed a motion to stay the case pending a decision by the Fourth Circuit which was granted, and the underlying matter is now stayed. Management believes that a loss is reasonably possible but not estimable as there are significant factual and legal issues to be resolved.

Note 18. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $5 and $17 for the three and nine months ended September 30, 2025, and $5 and $12 for the three and nine months ended September 30, 2024, respectively.

Stock Options

On March 3, 2025, Chemours granted approximately 1,954,000 non-qualified stock options to certain of its employees. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company’s stock options is based on the Black-Scholes valuation model.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s stock option awards granted during the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025
Risk-free interest rate	3.98%
Expected term (years)	6.00
Volatility	56.58%
Dividend yield	7.22%
Fair value per stock option	$4.17

The Company recorded $1 and $5 in stock-based compensation expense specific to its stock options for the three and nine months ended September 30, 2025, respectively, and $1 and $7 for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, approximately 4,739,000 stock options remained outstanding.

Restricted Stock Units

During the nine months ended September 30, 2025, Chemours granted approximately 933,000 restricted stock units (“RSUs”) to certain management and employees. These awards generally vest over a three-year period and, upon vesting, convert one-for-one to Chemours’ common stock. The fair value of all stock-settled RSUs is based on the market price of the underlying common stock at the grant date.

The Company recorded $3 and $10 in stock-based compensation expense specific to its RSUs for the three and nine months ended September 30, 2025, respectively, and $4 and $7 for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, approximately 1,481,000 remained non-vested.

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

The Company recorded less than $1 of stock-based compensation expense for both the three and nine months ended September 30, 2025, respectively, based on its assessment of Company performance relative to award-based financial objectives. The Company recorded less than $1 of stock-based compensation expense specific to its PSUs for the three months ended September 30, 2024, and a net reversal of stock-based compensation expense of $3 for the nine months ended September 30, 2024. At September 30, 2025, approximately 286,000 PSUs at 100% of the target amount remained non-vested.

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

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company’s performance stock option awards granted during the nine months ended September 30, 2025.

Nine Months Ended September 30, 2025
Risk-free interest rate	4.12%
Expected term (years)	6.07
Volatility	55.32%
Dividend yield	7.22%
Fair value per performance stock option (1)	$3.90
(1)
Represents the weighted-average fair value at each point of projected exercise under the Monte Carlo valuation method.

The Company recorded $1 and $2 in stock-based compensation expense specific to its PSOs for the three and nine months ended September 30, 2025, respectively, and less than $1 and $1 for the three and nine months ended September 30, 2024, respectively. At September 30, 2025, approximately 969,000 PSOs remained outstanding.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

Note 19. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2025	$39	$4	$(354)	$(56)	$(367)
Other comprehensive (loss) income	(95)	(16)	200	(6)	83
Balance at September 30, 2025	$(56)	$(12)	$(154)	$(62)	$(284)

Balance at January 1, 2024	$—	$(8)	$(174)	$(92)	$(274)
Other comprehensive (loss) income	(8)	(2)	(71)	2	(79)
Balance at September 30, 2024	$(8)	$(10)	$(245)	$(90)	$(353)

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At September 30, 2025, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $154, and an average maturity of one month. At December 31, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196, and an average maturity of one month. Chemours recognized net losses of $2 and $3 for the three and nine months ended September 30, 2025, respectively, and a net gain of $1 and a net loss of $5 for the three and nine months ended September 30, 2024, respectively, in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At September 30, 2025, the Company had 176 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $206, and an average maturity of five months. At December 31, 2024, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178, and an average maturity of four months. Chemours recognized pre-tax gain of $2 and loss of $16 for the three and nine months ended September 30, 2025, respectively, and a pre-tax loss of $6 and a pre-tax gain of less than $1 for the three and nine months ended September 30, 2024, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2025, $2 of losses and $3 of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2024, $1 and $2 of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company expects to reclassify approximately $10 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

Cash Flow Hedge – Interest Rate Swaps

At September 30, 2025 and December 31, 2024, the Company had two interest rate swaps outstanding under its cash flow program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026. Chemours recognized a pre-tax gain of less than $1 and a pre-tax loss of $1 for the three and nine months ended September 30, 2025, respectively, within accumulated other comprehensive loss. Chemours recognized pre-tax losses of $6 and less than $1 for the three and nine months ended September 30, 2024 within accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2025, less than $1 and $1 of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2024, less than $1 and $1 of gains were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $4 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax gain of $2 and a pre-tax loss of $53 for the three and nine months ended September 30, 2025, respectively, and pre-tax losses of $38 and $11 for the three and nine months ended September 30, 2024, respectively on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the three and nine months ended September 30, 2025 and 2024.

Net Investment Hedge – Cross-Currency Swaps

The Company recognized a pre-tax gain of $5 and a pre-tax loss of $72 for the three and nine months ended September 30, 2025, respectively, on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the three and nine months ended September 30, 2025.

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at September 30, 2025 and December 31, 2024.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2025	December 31, 2024
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 7)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 7)	—	7
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 7)	—	5
Total asset derivatives		$—	$13

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 14)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 14)	5	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 14)	4	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 14)	68	—
Total liability derivatives		$77	$4

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

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the three and nine months ended September 30, 2025 and 2024.

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Three Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(2)	$—
Foreign currency forward contracts designated as a cash flow hedge	(2)	—	—	2
Interest rate swaps designated as a cash flow hedge	—	—	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	2
Cross-currency swap designated as a net investment hedge	—	—	—	5

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$1	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	(6)
Interest rate swaps designated as a cash flow hedge	—	—	—	(6)
Euro-denominated debt designated as a net investment hedge	—	—	—	(38)

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Gain (Loss) Recognized In
				Accumulated
				Other
	Cost of	Interest	Other Income	Comprehensive
Nine Months Ended September 30,	Goods Sold	Expense, Net	(Expense), Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(3)	$—
Foreign currency forward contracts designated as a cash flow hedge	3	—	—	(16)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	(1)
Euro-denominated debt designated as a net investment hedge	—	—	—	(53)
Cross-currency swap designated as a net investment hedge	—	—	—	(72)

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(5)	$—
Foreign currency forward contracts designated as a cash flow hedge	2	—	—	—
Interest rate swaps designated as a cash flow hedge	—	1	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(11)

Note 21. Long-term Employee Benefits

Chemours sponsors defined benefit pension plans for certain of its employees in various jurisdictions outside of the U.S. The Company’s net periodic pension cost is based on estimated values and the use of assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases received by its employees.

The following table sets forth the Company’s net periodic pension cost and amounts recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$(2)	$(2)	$(6)	$(6)
Interest cost	(3)	(3)	(10)	(9)
Expected return on plan assets	6	6	17	16
Amortization of actuarial loss	(1)	(2)	(3)	(6)
Amortization of prior service gain	—	—	1	1
Settlement gain	2	1	2	2
Total net periodic pension income (cost)	$2	$—	$1	$(2)

Net gain (loss)	$2	$(2)	$2	$1
Amortization of actuarial loss	1	2	3	6
Amortization of prior service gain	—	—	(1)	(1)
Recognition of settlement gain	(2)	(1)	(2)	(2)
Effect of foreign exchange rates	—	(3)	(8)	(1)
Benefit (cost) recognized in other comprehensive income	1	(4)	(6)	3
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$3	$(4)	$(5)	$1

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The Company received a net cash refund of $6 and made a net cash contribution of $2 to its defined benefit pension plans during the three and nine months ended September 30, 2025, respectively, and made net cash contributions of $2 and $9 for the three and nine months ended September 30, 2024, respectively. The net cash refund of $6 during the three months ended September 30, 2025 was mainly attributable to a refund of $5 related to the settlement of the pension plan in Taiwan. The Company expects to make additional cash contributions of $1 to its defined benefit pension plans during the remainder of 2025.

Note 22. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$613	$713
Restricted cash and restricted cash equivalents (1)	52	50
Cash, cash equivalents, restricted cash and restricted cash equivalents	$665	$763
(1)
At September 30, 2025 and December 31, 2024, the restricted cash and restricted cash equivalent balance includes cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. See “Note 17 – Commitments and Contingent Liabilities” for further details.

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

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following tables set forth certain summary financial information for the Company’s reportable segments for the periods presented.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Segment information from Interim Consolidated Statements of Operations:
Three Months Ended September 30, 2025
Net sales to external customers (1)	$560	$612	$311
Segment cost of goods sold	350	587	285
Segment selling, general and administrative expense	28	29	34
Segment research and development expense	9	6	11
Add back: Depreciation and amortization (2)	18	33	23
Equity in earnings of affiliates	3	—	6
Other segment items (3)	—	(2)	(4)
Segment Adjusted EBITDA	$194	$25	$14

Nine Months Ended September 30, 2025
Net sales to external customers (1)	$1,622	$1,867	$951
Segment cost of goods sold	1,039	1,736	818
Segment selling, general and administrative expense	78	85	101
Segment research and development expense	23	22	35
Add back: Depreciation and amortization (2)	52	97	92
Equity in earnings of affiliates	7	—	20
Other segment items (3)	(1)	(1)	13
Segment Adjusted EBITDA	$542	$122	$96

Segment information from Interim Consolidated Balance Sheets:
September 30, 2025
Total assets	$1,806	$2,418	$1,754
Investments in affiliates	75	—	105

Segment information from Interim Consolidated Statements of Cash Flow:
Nine Months Ended September 30, 2025
Purchases of property, plant and equipment	53	78	32

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Segment information from Interim Consolidated Statements of Operations:
Three Months Ended September 30, 2024
Net sales to external customers (1)	$468	$672	$354
Segment cost of goods sold	312	587	298
Segment selling, general and administrative expense	25	30	37
Segment research and development expense	7	7	14
Add back: Depreciation and amortization (2)	13	30	23
Equity in earnings of affiliates	2	—	9
Other segment items (3)	—	—	(1)
Segment Adjusted EBITDA	$139	$78	$38

Nine Months Ended September 30, 2024
Net sales to external customers (1)	$1,441	$1,940	$1,001
Segment cost of goods sold	936	1,691	840
Segment selling, general and administrative expense	76	86	110
Segment research and development expense	22	21	38
Add back: Depreciation and amortization (2)	39	93	66
Equity in earnings of affiliates	7	—	27
Other segment items (3)	4	4	(7)
Segment Adjusted EBITDA	$449	$231	$113

Segment information from Consolidated Balance Sheets:
December 31, 2024
Total assets	$1,541	$2,289	$1,748
Investments in affiliates	72	—	81

Segment information from Interim Consolidated Statements of Cash Flow:
Nine Months Ended September 30, 2024
Purchases of property, plant and equipment	100	41	98
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

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended September 30, 2025
Net sales to external customers	$1,483	$12	$—	$1,495
Depreciation and amortization	$74	$1	$5	$80

Nine Months Ended September 30, 2025
Net sales to external customers	$4,440	$38	$—	$4,478
Depreciation and amortization	$241	$4	$14	$259
Purchases of property, plant, and equipment	$163	$2	$3	$168

	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
Three Months Ended September 30, 2024
Net sales to external customers	$1,494	$14	$—	$1,508
Depreciation and amortization	$66	$1	$6	$73

Nine Months Ended September 30, 2024
Net sales to external customers	$4,382	$41	$—	$4,423
Depreciation and amortization	$198	$4	$16	$218
Purchases of property, plant, and equipment	$239	$4	$8	$251

Total Assets (1)
September 30, 2025	$5,978	$96	$1,496	$7,570
December 31, 2024	$5,578	$97	$1,838	$7,513
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Interim Consolidated Financial Statements (Unaudited)

(Dollars in millions, except per share amounts)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Thermal & Specialized Solutions	$194	$139	$542	$449
Titanium Technologies	25	78	122	231
Advanced Performance Materials	14	38	96	113
Segment Adjusted EBITDA	233	255	760	793
Other non-reportable Segment Adjusted EBITDA	2	3	7	8
Corporate expenses (1)	(38)	(53)	(148)	(185)
Unallocated Items:
Interest expense, net	(68)	(68)	(201)	(196)
Depreciation and amortization	(80)	(73)	(259)	(218)
Non-operating pension and other post-retirement employee benefit income	4	2	7	4
Exchange losses, net	(1)	—	(7)	(6)
Restructuring, asset-related, and other charges (2) (Note 4)	(4)	(43)	(31)	(51)
Goodwill impairment charge (Note 10)	—	(56)	—	(56)
Inventory write-offs (3)	(2)	—	(4)	—
Gain on sales of assets and businesses, net (Note 5)	7	—	8	3
Transaction costs (4)	—	(3)	(3)	(15)
Qualified spend recovery (5)	13	7	35	22
Litigation-related charges (6)	(2)	(3)	(301)	3
Environmental charges (7)	(13)	—	(73)	—
Income (loss) before income taxes	$51	$(32)	$(210)	$106
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensation expenses excluding unallocated items as listed above.
(2)
As part of the Company's decision to exit its SPS CapstoneTM business, the Company incurred accelerated depreciation charges of $23 during the nine months ended September 30, 2025, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(3)
For the three and nine months ended September 30, 2025, inventory write-offs represents the write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(4)
For the nine months ended September 30, 2025, transaction costs includes $1 of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and nine months ended September 30, 2024, transaction costs includes $3 and $15, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of the Company's cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(6)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the nine months ended September 30, 2025, litigation-related charges primarily includes $263 related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of New Jersey’s settlement agreement reached in August 2025, $12 of third-party legal fees directly related to the New Jersey settlement agreement, $14 related to the Company's portion of Chemours and EID’s settlement agreement to resolve the Hoosick Falls class action lawsuit, and $14 related to reserves for asbestos and production liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc.. For the three and nine months ended September 30, 2024, litigation-related charges includes $26 and $32, respectively, of benefits from insurance recoveries, along with the $29 accrual associated with the Ohio MDL.
(7)
Environmental charges pertains to management's assessment of estimated liabilities associated with certain remediation expenses at various sites. For the nine months ended September 30, 2025, environmental charges primarily includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement.

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

Recent Developments

Amendment to Amended and Restated Credit Agreement

On October 15, 2025, we entered into Amendment No. 4 (the “Fourth Amendment”) among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Fourth Amendment extended the maturity date of our $1,050 million senior secured U.S. Dollar Term Loan from August 18, 2028 to October 15, 2032. The Fourth Amendment also changed the applicable margin in respect of the Dollar Term Loan to, at our election, adjusted Term Secured Overnight Financing Rate ("SOFR") + 3.50% or adjusted base rate plus 2.50%.

European Accounts Receivable Factoring Arrangement

On October 13, 2025, we entered into a Receivables Purchase Agreement ("the Purchase Agreement") with BNP Paribas Factor GmbH (“BNP”). Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Purchase Agreement extends through October 31, 2026 and will be automatically extended for one-year periods, unless earlier terminated in accordance with the terms of the Purchase Agreement.

SRF Strategic Agreement

In August 2025, we entered into a strategic agreement with SRF Limited, a diversified, chemical-based multi-business conglomerate headquartered in India. This collaboration, executed as a part of Pathway to Thrive, strengthens our global supply chain footprint, bolsters operational flexibility, and provides access to capacity for fluoropolymers and fluoroelastomers. This capacity will increase our operational flexibility and ensure a reliable supply for customers worldwide. By leveraging SRF’s established manufacturing excellence alongside our advanced product technology and rigorous quality standards, the collaboration will deliver a reliable supply of high-quality products. The agreements will supplement our existing global operations, allowing us to efficiently bring supply flexibility while requiring no upfront capital investment.

Government Shutdown

On October 1, 2025, the U.S. federal government entered a shutdown due to the failure to approve appropriations for fiscal year 2026. If a prolonged shutdown occurs, it could result in delays in regulatory approvals, permitting, and environmental remediation activities that are subject to federal oversight. In addition, the shutdown may delay payments under existing government contracts and hinder the initiation of new federally supported programs that are relevant to our business. If the shutdown continues for an extended period, it could result in delayed cash collections, interruptions in project execution, and broader impacts on our supply chain and workforce. These disruptions could materially and adversely affect our financial condition, results of operations, and cash flows.

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

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Net sales	$1,495	$1,508	$4,478	$4,423
Cost of goods sold	1,262	1,222	3,732	3,546
Gross profit	233	286	746	877
Selling, general, and administrative expense	109	137	669	428
Research and development expense	26	29	81	83
Restructuring, asset-related, and other charges	4	45	55	52
Goodwill impairment charge	—	56	—	56
Total other operating expenses	139	267	805	619
Equity in earnings of affiliates	9	11	27	34
Interest expense, net	(68)	(68)	(201)	(196)
Other income, net	16	6	23	10
Income (loss) before income taxes	51	(32)	(210)	106
(Benefit from) provision for income taxes	(9)	—	114	25
Net income (loss)	60	(32)	(324)	81
Less: Net income attributable to non-controlling interests	—	—	1	—
Net income (loss) attributable to Chemours	$60	$(32)	$(325)	$81
Per share data
Basic earnings (loss) per share of common stock	$0.40	$(0.22)	$(2.16)	$0.54
Diluted earnings (loss) per share of common stock	0.40	(0.22)	(2.16)	0.54

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the three and nine months ended September 30, 2025, compared with the same periods in 2024.

Change in net sales from prior period	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Price	1%	(1)%
Volume	(3)%	2%
Currency	1%	—%
Portfolio	—%	—%
Total change in net sales	(1)%	1%

Our net sales decreased by $13 million (or 1%) to $1.5 billion for the three months ended September 30, 2025, compared with net sales of $1.5 billion for the same period in 2024. The decrease in our net sales for the three months ended September 30, 2025 was primarily attributable to a 3% decrease in volume, partially offset by a 1% increase in price and favorable currency movements of 1%. The volume decrease was attributed to our Titanium Technologies and Advanced Performance Materials segments. The price increase was attributed to our Thermal & Specialized Solutions and Advanced Performance Materials segments.

Our net sales increased by $55 million (or 1%) to $4.5 billion for the nine months ended September 30, 2025, compared with net sales of $4.4 billion for the same period in 2024. The increase in our net sales for the nine months ended September 30, 2025 was primarily attributable to a 2% increase in volume, partially offset by a 1% decrease in price. The volume increase was attributed to our Thermal & Specialized Solutions and Titanium Technologies segments. The price decrease was attributed to our Titanium Technologies segment.

The key drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

The Chemours Company

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $40 million (or 3%) and $186 million (or 5%) to $1.3 billion and $3.7 billion for the three and nine months ended September 30, 2025, respectively, compared with COGS of $1.2 billion and $3.5 billion for the same periods in 2024. The increase in our COGS for the three and nine months ended September 30, 2025 was primarily attributable to higher raw materials costs.

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense decreased by $28 million (or 20%) and increased by $241 million (or 56%) to $109 million and $669 million for the three and nine months ended September 30, 2025, respectively, compared with SG&A expense of $137 million and $428 million for the same periods in 2024. The decrease in our SG&A expense for the three months ended September 30, 2025 was primarily attributable to lower legacy legal costs relative to the third quarter of 2024. The increase in our SG&A expense for the nine months ended September 30, 2025 was primarily attributable to litigation-related charges of $263 million associated with the settlement agreement with the State of New Jersey (as described further in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements), partially offset by lower costs incurred related to the Audit Committee internal review process and lower third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was largely unchanged at $26 million and $81 million for the three and nine months ended September 30, 2025, respectively, compared with R&D expense of $29 million and $83 million for the same periods in 2024.

Restructuring, Asset-Related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $41 million (or 91%) and increased by $3 million (or 6%) to $4 million and $55 million for the three and nine months ended September 30, 2025, respectively, compared with restructuring, asset-related, and other charges of $45 million and $52 million for the same periods in 2024. Our restructuring, asset-related, and other charges for the three and nine months ended September 30, 2025 were primarily attributable to $4 million and $48 million, respectively, of charges related to the exit of our SPS Capstone™ business. During the nine months ended September 30, 2025, we also recorded $6 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

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

Goodwill Impairment Charge

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value. As a result of this analysis, we recognized a goodwill impairment charge of $56 million related to the Advanced Performance Materials reporting unit for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025, there was no goodwill impairment charge. Refer to "Note 10 – Goodwill and Other Intangible Assets, Net" to the Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $2 million (or 18%) and $7 million (or 21%) to $9 million and $27 million for the three and nine months ended September 30, 2025, respectively, compared with equity in earnings of affiliates of $11 million and $34 million for the same periods in 2024. The decrease in our equity in earnings of affiliates for the three and nine months ended September 30, 2025 was primarily attributable to lower demand in the region where our investees operate.

The Chemours Company

Interest Expense, Net

Our interest expense, net was flat at $68 million for the three months ended September 30, 2025 and 2024, and increased by $5 million (or 3%) to $201 million for the nine months ended September 30, 2025, compared with interest expense, net of $196 million for the same period in 2024. The increase in our interest expense, net for the nine months ended September 30, 2025 was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following the issuance of the 2033 Notes in November 2024.

Other Income, Net

Our other income, net increased by $10 million (or over 100%) and $13 million (or over 100%) to $16 million and $23 million for the three and nine months ended September 30, 2025, respectively, compared with other income, net of $6 million and $10 million for the same periods in 2024. The increase in our other income, net for the three and nine months ended September 30, 2025 was primarily attributable to the gain on sale of $7 million related to certain parcels of land at our manufacturing site in Kuan Yin, Taiwan (as further described in "Note 9 – Property, Plant and Equipment, Net" to the Interim Consolidated Financial Statements).

(Benefit from) Provision for Income Taxes

We had a benefit from income taxes of $9 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, which represented effective tax rates of (18)% and 0%, respectively. The $9 million increase in our benefit from income taxes for the three months ended September 30, 2025 was primarily attributable to a partial release of our valuation allowance against deferred tax federal and state interest carryforwards, as well as lower pre-tax earnings in comparison to the quarter ended September 30, 2024. The valuation allowance release was largely a result of favorable interest deductibility provisions enacted under the One Big Beautiful Bill Act (the “Tax Act”).

We had a provision for income taxes of $114 million and $25 million for the nine months ended September 30, 2025 and 2024, respectively, which represented effective tax rates of (54)% and 24%, respectively. The $89 million increase in our provision for income taxes for the nine months ended September 30, 2025 was primarily attributable to $148 million tax expense to record a valuation allowance against our deferred tax asset for U.S. federal and state interest carryforwards, partially offset by a $70 million tax benefit related to environmental and litigation reserve, both recorded during the nine months ended September 30, 2025. Our provision for income taxes for the nine months ended September 30, 2024 included $10 million of income tax benefit related to the 2024 Restructuring Program.

On July 4, 2025, the U.S. government enacted the “Tax Act, which includes significant changes to various tax provisions previously enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. While we have incorporated the impacts of provisions with 2025 effective dates into our provision for income taxes for the quarter, we continue to evaluate the impact of the Tax Act for future tax years, notably with respect to interest expense deductibility and U.S. taxation of earnings by our non-US subsidiaries.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income before income taxes for the three and nine months ended September 30, 2025 and 2024 is included in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$560	$468	$1,622	$1,441
Adjusted EBITDA	194	139	542	449
Adjusted EBITDA margin	35%	30%	33%	31%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the nine months ended September 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Price	11%	3%
Volume	8%	10%
Currency	1%	—%
Total change in segment net sales	20%	13%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $92 million (or 20%) to $560 million for the three months ended September 30, 2025, compared with segment net sales of $468 million for the same period in 2024. The increase in segment net sales for the three months ended September 30, 2025 was primarily attributable to an 11% increase in price and 8% increase in volume. Favorable currency movements added a 1% tailwind to the segment's net sales for the three months ended September 30, 2025 compared to the same period of the prior year. The increase in price was primarily related to stronger OpteonTM Refrigerant aftermarket demand. The increase in volume was primarily attributable to stronger demand for OpteonTM Refrigerant blends in connection with the stationary air conditioning ("AC") transition to low global warming potential refrigerants under the U.S. AIM Act, partially offset by lower volumes for FreonTM Refrigerant products in connection with this regulatory transition.

Our Thermal & Specialized Solutions segment’s net sales increased by $181 million (or 13%) to $1.6 billion for the nine months ended September 30, 2025, compared with segment net sales of $1.4 billion for the same period in 2024. The increase in segment net sales for the nine months ended September 30, 2025 was primarily attributable to a 10% increase in volume and a 3% increase in price. The increases in price and volume were primarily driven by the same factors discussed in the preceding paragraph.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2025, Segment Adjusted EBITDA increased by $55 million (or 40%) to $194 million and Adjusted EBITDA margin increased by approximately 500 basis points to 35%, compared with Segment Adjusted EBITDA of $139 million and Adjusted EBITDA margin of 30% for the same period in 2024. For the nine months ended September 30, 2025, Segment Adjusted EBITDA increased by $93 million (or 21%) to $542 million and Adjusted EBITDA margin increased by approximately 200 basis points to 33%, compared with Segment Adjusted EBITDA of $449 million and Adjusted EBITDA margin of 31% for the same period in 2024. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2025 were primarily attributable to the aforementioned increase in both price and volumes as a result of higher demand within the OpteonTM Refrigerant blends products in connection with both the aftermarket demand and the stationary AC regulatory transition, more than offsetting the input cost headwinds. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2025 were primarily attributable to the aforementioned increase in volume as a result of higher demand within the OpteonTM Refrigerant portfolio as mentioned above, partially offset by the input costs headwinds, as well as also partially offset by a decrease in price in the FreonTM Refrigerant portfolio in connection with the step downs under the AIM Act and EU F-Gas regulations.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$612	$672	$1,867	$1,940
Adjusted EBITDA	25	78	122	231
Adjusted EBITDA margin	4%	12%	7%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the nine months ended September 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Price	(8)%	(5)%
Volume	(2)%	1%
Currency	1%	—%
Total change in segment net sales	(9)%	(4)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $60 million (or 9%) to $612 million for the three months ended September 30, 2025 compared with segment net sales of $672 million for the same period in 2024. The decrease in segment net sales for the three months ended September 30, 2025 was primarily attributable to a decrease in price of 8% and a decrease in volume of 2%. Favorable currency movements added a 1% tailwind to the segment's net sales for the three months ended September 30, 2025 compared to the same period of the prior year.

Our Titanium Technologies segment’s net sales decreased by $73 million (or 4%) to $1.9 billion for the nine months ended September 30, 2025 compared with segment net sales of $1.9 billion for the same period in 2024. The decrease in segment net sales for the nine months ended September 30, 2025 was primarily attributable to a decrease in price of 5%, partially offset by a 1% increase in volume.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2025 Segment Adjusted EBITDA decreased by $53 million (or 68%) to $25 million and Adjusted EBITDA margin decreased by approximately 800 basis points to 4%, compared with Segment Adjusted EBITDA of $78 million and Adjusted EBITDA margin of 12% for the same period in 2024. For the nine months ended September 30, 2025, Segment Adjusted EBITDA decreased by $109 million (or 47%) to $122 million and Adjusted EBITDA margin decreased by approximately 500 basis points to 7%, compared with Segment Adjusted EBITDA of $231 million and Adjusted EBITDA margin of 12% for the same period in 2024. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2025 were primarily attributable to the aforementioned decrease in price paired with operational disruption costs of approximately $11 million. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2025 were primarily attributable to the aforementioned decrease in price, along with operational disruption costs, including the previously disclosed impacts from cold weather downtime and rail line service interruption. These operational headwinds were partially offset by continued cost savings under the Titanium Technologies Transformation Plan.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment net sales	$311	$354	$951	$1,001
Adjusted EBITDA	14	38	96	113
Adjusted EBITDA margin	5%	11%	10%	11%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the nine months ended September 30, 2025, compared with the same period in 2024.

Change in segment net sales from prior period	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Price	2%	3%
Volume	(15)%	(8)%
Currency	1%	—%
Total change in segment net sales	(12)%	(5)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $43 million (or 12%) to $311 million for the three months ended September 30, 2025, compared with segment net sales of $354 million for the same period in 2024. The decrease in segment net sales for the three months ended September 30, 2025 was primarily attributable to a decrease in volume of 15%, partially offset by an increase in price of 2%. Favorable currency movements added a 1% tailwind to the segment's net sales for the three months ended September 30, 2025 compared to the same period of the prior year. The decrease in volume was primarily driven by operational impacts related to the outage at the Washington Works site, the exit of the SPS CapstoneTM product line as well as weakness in cyclical end markets impacting Advanced Materials and products serving hydrogen markets under Performance Solutions. The increase in price was primarily driven by stronger pricing in high-value applications as well as pricing opportunities associated with the exit of the SPS Capstone™ product line.

Our Advanced Performance Materials segment’s net sales decreased by $50 million (or 5%) to $951 million for the nine months ended September 30, 2025, compared with segment net sales of $1 billion for the same period in 2024. The decrease in segment net sales for the nine months ended September 30, 2025 was primarily attributable to an 8% decrease in volume, partially offset by a 3% increase in price. The decrease in volume was primarily driven by operational impacts as discussed in the preceding paragraph. The increase in price was primarily driven by stronger pricing in high-value applications as well as pricing opportunities in the second and third quarter associated with the exit of the SPS Capstone™ product line.

Adjusted EBITDA and Adjusted EBITDA Margin

For the three months ended September 30, 2025, Segment Adjusted EBITDA deceased by $24 million (or 63%) to $14 million and Adjusted EBITDA margin decreased by approximately 600 basis points to 5%, compared with Segment Adjusted EBITDA of $38 million and Adjusted EBITDA margin of 11% for the same period in 2024. For the nine months ended September 30, 2025, Segment Adjusted EBITDA decreased by $17 million (or 15%) to $96 million and Adjusted EBITDA margin decreased by approximately 100 basis points to 10%, compared with Segment Adjusted EBITDA of $113 million and Adjusted EBITDA margin of 11% for the same period in 2024. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2025 were primarily attributable to the operational impacts related to the outage at the Washington Works site. These disruptions were related to identified damages to critical pieces of equipment that lead to an unscheduled full shutdown at our site, which resulted in a $20 million impact to the third quarter. Additionally, as a result of the lower volumes described in previous paragraphs above, the third quarter was impacted by higher costs as a result of lower fixed cost absorption, partially offset by an increase in price. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the nine months ended September 30, 2025 were primarily attributable to the factors previously mentioned above for the quarter, partially offset by the aforementioned favorable currency movement.

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

Corporate and Other costs decreased by $15 million (or 28%) and $37 million (or 20%) to $38 million and $148 million for the three and nine months ended September 30, 2025, compared with Corporate and Other costs of $53 million and $185 million for the same periods in 2024. The decrease in Corporate and Other costs for the three months ended September 30, 2025 was primarily attributable to lower legacy legal costs relative to the prior year third quarter. The decrease in Corporate and Other costs for the nine months ended September 30, 2025 was primarily attributable to lower costs associated with the Audit Committee Internal Review.

Unallocated items are those items excluded from the determination of Segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 23 – Segment Information” to the Interim Consolidated Financial Statements.

The Chemours Company

The following table sets forth our corporate and unallocated items for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Corporate expenses	$(38)	$(53)	$(148)	$(185)
Unallocated items:
Interest expense, net	(68)	(68)	(201)	(196)
Depreciation and amortization	(80)	(73)	(259)	(218)
Non-operating pension and other post-retirement employee benefit income	4	2	7	4
Exchange losses, net	(1)	—	(7)	(6)
Restructuring, asset-related, and other charges (1) (Note 4 to the Interim Consolidated Financial Statements)	(4)	(43)	(31)	(51)
Goodwill impairment charge (Note 10 to the Interim Consolidated Financial Statements)	—	(56)	—	(56)
Inventory write-offs (2)	(2)	—	(4)	—
Gain on sales of assets and business, net (Note 5 to the Interim Consolidated Financial Statements)	7	—	8	3
Transaction costs (3)	—	(3)	(3)	(15)
Qualified spend recovery (4)	13	7	35	22
Litigation-related charges (5)	(2)	(3)	(301)	3
Environmental charges (6)	(13)	—	(73)	—
Corporate expenses and unallocated items	$(184)	$(290)	$(977)	$(695)
(1)
As part of our decision to exit our SPS CapstoneTM business, we incurred accelerated depreciation charges of $23 million during the nine months ended September 30, 2025, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(2)
For the three and nine months ended September 30, 2025, inventory write-offs represents the write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(3)
For the nine months ended September 30, 2025, transaction costs includes $1 million of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM. For the three and nine months ended September 30, 2024, transaction costs includes $3 million and $15 million, respectively, of third-party costs related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 17 – Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the nine months ended September 30, 2025, litigation-related charges includes $263 million related to our portion of Chemours, DuPont, Corteva, EID and the State of New Jersey’s settlement agreement reached in August 2025, $12 million of third-party legal fees directly related to the New Jersey settlement agreement, $14 million related to our portion of Chemours and EID’s settlement agreement to resolve the Hoosick Falls class action lawsuit, and $14 million related to reserves for asbestos and production liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc.. For the three and nine months ended September 30, 2024, litigation-related charges includes $26 million and $32 million, respectively, of benefits from insurance recoveries, along with the $29 million accrual associated with the Ohio MDL.
(6)
Environmental charges pertains to our assessment of estimated liabilities associated with certain remediation expenses at various sites. For the nine months ended September 30, 2025, environmental charges primarily includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of November 2026.

At September 30, 2025, we had total unrestricted cash and cash equivalents of $613 million, of which $426 million was held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of September 30, 2025 was $953 million, net of $47 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At September 30, 2025, we were in compliance with the applicable covenants under the Credit Agreement. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In the ordinary course of business, we engage in normal and customary working capital management actions. Ordinary course working capital management actions may include managing the timing of payables or receivables where permitted in accordance with the payment terms, utilizing supply chain financing arrangements, and utilizing the accounts receivable securitization facility described in “Note 15 – Debt” to the Interim Consolidated Financial Statements, among other actions, where appropriate and deemed to be in our commercial interest. Additionally, in the normal course of business, from time to time, we agree with our customers and, or, our suppliers, to a swap of terms, which can result in collecting from customers or paying suppliers earlier in one period in exchange for later in another period.

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least November 2026.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the three months ended September 30, 2025 and 2024, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $39 million and $40 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. For the nine months ended September 30, 2025 and 2024, we accelerated the collection of approximately $265 million and $168 million, respectively, of our accounts receivable, incurring an immaterial discount amount for both periods. See “Note 7 – Accounts and Notes Receivable, Net” to the Interim Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

A substantial majority of the $426 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at September 30, 2025, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the nine months ended September 30, 2025, we received approximately $13 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including restricted cash), receivables securitization, and our existing debt financing arrangements. Such obligations include principal and interest obligations on long-term debt, contractual obligations for operating and finance leases, purchase obligations, legal settlement agreements, and our expectations for capital expenditures, which except as noted below, did not significantly change from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our contractual and other obligations also include:

•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At September 30, 2025, our consolidated balance sheets include $609 million for environmental remediation liabilities, of which $107 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $107 million, $56 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.35 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware, and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1.35 billion available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. The next escrow payment of $50 million was expected to be made on or before September 30, 2025 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agreed to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025, and that our future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. As such, at September 30, 2025 and December 31, 2024, we had $50 million deposited into the escrow account. If on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

The Chemours Company

•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement is $55 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay the amounts related to the State of Ohio in the fourth quarter of 2025 and the amounts related to the State of Delaware in the first half of 2026. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million with $11 million expected to be paid within the next 12 months and the remaining $2.5 million paid in five installments annually. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Our portion of the scheduled annual settlement payments is $263 million as of September 30, 2025 on a net present value basis. We expect that the $150 million consideration pursuant to the PFAS Insurance MOU as well as the $50 million restricted cash in the MOU escrow account will fully fund our New Jersey settlement payment obligations through at least 2030. We have accrued litigation of $506 million at September 30, 2025, which is inclusive of settlement agreements with Ohio, Delaware, New Jersey, and the Hoosick Falls class action lawsuit, of which $207 million is classified as current. Refer to “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of November 2026. Our capital allocation strategy is aligned with our strategic priorities under Pathway to Thrive and commitment to balance sheet flexibility. Our capital allocation strategy seeks to (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Since its inception, the Company has consistently maintained a long practice of returning capital to its shareholders, which will remain a strategic priority going forward. On October 29, 2025, the Board of Directors of Chemours declared a quarterly cash dividend of $0.0875 per share on the Company's common stock for the third quarter of 2025.

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Cash provided by (used for) operating activities	$127	$(771)
Cash used for investing activities	(163)	(246)
Cash used for financing activities	(89)	(121)

Operating Activities

We generated $127 million in cash flows from our operating activities during the nine months ended September 30, 2025. Comparatively, we used $771 million in cash flows for our operating activities during the nine months ended September 30, 2024. The increase in our operating cash inflows was primarily attributable to the release of the $592 million of restricted cash and restricted cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water system settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, along with the unwinding of year-end 2023 net working capital actions, both of which had an unfavorable cash flow impact on the nine months ended September 30, 2024.

Investing Activities

We used $163 million and $246 million in cash flows for our investing activities during the nine months ended September 30, 2025 and 2024, respectively which were primarily attributable to purchases of property, plant, and equipment amounting to $168 million and $251 million, respectively.

The Chemours Company

Financing Activities

We used $89 million in cash flows for our financing activities during the nine months ended September 30, 2025 which were primarily attributable to our capital allocation activities, resulting in $63 million of cash dividends, along with $24 million of net debt repayments.

We used $121 million in cash flows for our financing activities during the nine months ended September 30, 2024 which were primarily attributable to our capital allocation activities, resulting in $112 million of cash dividends and $13 million of net payments in connection with one of our supplier financing programs.

Current Assets

The following table sets forth the components of our current assets at September 30, 2025 and December 31, 2024.

(Dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$613	$713
Accounts and notes receivable, net	947	770
Inventories	1,547	1,463
Prepaid expenses and other	78	71
Assets held for sale	22	—
Total current assets	$3,207	$3,017

Our accounts and notes receivable, net increased by $177 million (or 23%) to $947 million at September 30, 2025, compared with accounts and notes receivable, net of $770 million at December 31, 2024. The increase in our accounts and notes receivable, net at September 30, 2025 was primarily attributable to higher sales in the third quarter of 2025 driving higher receivables when compared to the fourth quarter of 2024, partially offset by higher usage of our accounts receivable securitization facility.

Our inventories increased by $84 million (or 6%) to $1.5 billion at September 30, 2025, compared with inventories of $1.5 billion at December 31, 2024. The increase in our inventories at September 30, 2025 was primarily attributable to an increase in the value of our raw material inventories due to higher raw materials costs.

Our prepaid expenses and other increased by $7 million (or 10%) to $78 million at September 30, 2025, compared with prepaid expenses and other of $71 million at December 31, 2024. The increase in our prepaid expenses and other was primarily due to an increase in prepaid insurance premiums.

Our assets held for sale amounted to $22 million at September 30, 2025. Our assets held for sale relate to the sale of land at our Kuan Yin, Taiwan manufacturing site following its closure in July 2023, which is discussed further in “Note 9 – Property, Plant and Equipment” to the Interim Consolidated Financial Statements.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at September 30, 2025 and December 31, 2024.

(Dollars in millions)	September 30, 2025	December 31, 2024
Accounts payable	$1,035	$1,156
Compensation and other employee-related costs	97	99
Short-term and current maturities of long-term debt	52	54
Current environmental remediation	107	115
Other accrued liabilities	589	393
Total current liabilities	$1,880	$1,817

Our accounts payable decreased by $121 million (or 10%) to $1 billion at September 30, 2025 compared with accounts payable of $1.2 billion at December 31, 2024. The decrease in our accounts payable at September 30, 2025 was primarily attributable to attributable to the timing of vendor payments following planned maintenance activity in the fourth quarter of 2024.

Our compensation and other employee-related costs remained largely unchanged at $97 million and $99 million at September 30, 2025 and December 31, 2024, respectively.

Our short-term and current maturities of long-term debt remained largely unchanged at $52 million and $54 million at September 30, 2025 and December 31, 2024, respectively.

Our current environmental remediation decreased by $8 million (or 7%) to $107 million at September 30, 2025 compared with current environmental remediation of $115 million at December 31, 2024. The decrease in our current environmental remediation was primarily attributable to lower environmental remediation accruals at Fayetteville following spend in 2025.

Our other accrued liabilities increased by $196 million (or 50%) to $589 million at September 30, 2025 compared with other accrued liabilities of $393 million at December 31, 2024. The increase in our other accrued liabilities was primarily attributable to an increase in accrued litigation following the settlement agreement with the State of New Jersey (as described further in "Note 17 – Commitments and Contingent Liabilities to the Interim Consolidated Financial Statements), a change in the fair value of our cross-currency swap and an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes.

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

(Dollars in millions)	Nine Months Ended September 30, 2025
Net sales	$3,100
Gross profit	396
Loss before income taxes	(309)
Net loss	(387)
Net loss attributable to Chemours	(387)

(Dollars in millions)	September 30, 2025	December 31, 2024
Assets
Current assets (1,2,3)	$1,495	$1,501
Long-term assets (4)	3,088	3,292

Liabilities
Current liabilities (2)	$1,618	$1,577
Long-term liabilities	5,289	4,997
(1)
Current assets includes $187 million and $308 million of cash and cash equivalents at September 30, 2025 and December 31, 2024, respectively.
(2)
Current assets includes $383 million and $365 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at September 30, 2025 and December 31, 2024, respectively. Current liabilities includes $284 million and $367 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at September 30, 2025 and December 31, 2024, respectively.
(3)
As of September 30, 2025 and December 31, 2024, $179 million and $112 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at September 30, 2025 and December 31, 2024 includes $52 million and $50 million, respectively, of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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

Off-Balance Sheet Arrangements

On March 28, 2025, we entered into Amendment No. 4 to our Amended Purchase Agreement to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 million to $165 million.

On October 13, 2025, we entered into a Receivables Purchase Agreement with BNP, whereby certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million.

See "Note 15 – Debt" to the Interim Consolidated Financial Statements for further details regarding these off-balance sheet arrangements.

Historically, we have not made any payments to satisfy guarantee obligations; however, we believe we have the financial resources to satisfy these guarantees in the event required.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in our MD&A and “Note 3 – Summary of Significant Accounting Policies” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described in “Note 2 – Recent Accounting Pronouncements” and in "Note 17 - Commitments and Contingent Liabilities" to the Interim Consolidated Financial Statements.

As further described in “Note 10 – Goodwill and Other Intangible Assets, Net”, we continually monitor macroeconomic and industry-specific conditions for indicators of potential impairment of goodwill and long-lived assets. During 2025, we evaluated the sustained weakness in the global TiO₂ market, including lower selling prices and utilization levels, as well as delays in the development of hydrogen-related infrastructure affecting certain end markets. Based on this evaluation, we concluded that no triggering events were identified and, accordingly, no interim impairment tests were required. Although no triggering events were identified as of September 30, 2025, both the TiO₂ and hydrogen-related markets remain challenged, and continued adverse trends could negatively affect the expected profitability and future cash-flow forecasts of the related businesses. Should market conditions deteriorate beyond current expectations, we could be required to perform impairment tests in future periods, which may result in the recognition of impairment charges. We will continue to monitor these developments and update its assessments as conditions evolve.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. Our consolidated balance sheets at September 30, 2025 and December 31, 2024 include environmental remediation liabilities of $609 million and $571 million, respectively, relating to these matters, which, as discussed in further detail below, include $327 million and $351 million, respectively, for Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by years of OM&M activities. In most cases, the duration of OM&M is uncertain and therefore we estimate the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $610 million above the amount accrued at September 30, 2025. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

The Chemours Company

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at September 30, 2025 and December 31, 2024, the following table sets forth the liabilities of the five sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

(Dollars in millions)	September 30, 2025	December 31, 2024
Chambers Works, Deepwater, New Jersey	$53	$31
Dordrecht Works, Netherlands	30	28
Fayetteville Works, Fayetteville, North Carolina	327	351
Pompton Lakes, New Jersey	53	41
Washington Works, West Virginia	26	25
All other sites	120	95
Total environmental remediation	$609	$571

The five sites listed above represent 80% and 83% of our total accrued environmental remediation liabilities at September 30, 2025 and December 31, 2024, respectively. For these five sites, we expect to spend, in the aggregate, $170 million over the next three years. For all other sites, we expect to spend $67 million over the next three years. The increase in environmental remediation liabilities during the nine months ended September 30, 2025 for Chambers Works and Pompton Lakes is further described below under the section New Jersey Department of Environmental Protection Directives and Litigation.

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

As further discussed in “Note 17 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed a Letter of Intent ("LOI") that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. An estimate of this liability was included in Accrued Litigation at December 31, 2023 and was reclassified to Accrued Environmental Remediation as of December 31, 2024 based on the remediation plan to be implemented as part of the LOI.

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $26 million and $24 million are included in the environmental remediation balance as of September 30, 2025 and December 31, 2024, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. An estimate of the litigation liability cannot be determined as of September 30, 2025. Management believes that it is probable that we could incur losses related to these PFAS matters in excess of amounts accrued, but any such losses, which could be material to results of operations, financial position, or cash flows are not estimable at this time due to various reasons, including, among others, that some matters are in their early stages and that there are significant factual issues to be resolved.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We have piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at September 30, 2025 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

The Chemours Company

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, we made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, we received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. We are reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by us in June 2025. We have submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties. We responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, we filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. We also filed for an interim action to suspend the August 1, 2025 decision and such matter is now pending before the court. The court issued an order granting temporary relief whereby the quota reduction decision is suspended during the interim proceedings. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $26 million and $25 million as of September 30, 2025 and December 31, 2024, respectively.

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

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $17 million as of September 30, 2025 and December 31, 2024, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.)

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

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, we recorded a $60 million increase to certain of our environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the our change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of September 30, 2025, we have total environmental and legal remediation-related reserves for these sites of $147 million, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $248 million.

The Chemours Company

We have reserved for environmental remediation liabilities based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. The New Jersey settlement outlines a range of potential RFS for the sites. For the sites for which we are the primary responsible party, the RFS ranges total from $177 million to $1,048 million in the first year after the settlement. In early October 2025, we put in place surety bonds totaling $108 million to satisfy the interim RFS requirements of the NJ DEP settlement agreement. These RFS ranges per the settlement represent negotiated amounts and the bottom of the range reflects our prior or current financial assurances and current view for potential future remediation activities at the sites. The range of potential RFS amounts in the settlement reflect potential additional scope or activities that are not currently required under the existing remediation plans for these specific remediation sites. As part of the RFS process outlined in the settlement agreement, we will work with the NJ DEP and, potentially LSRPs, to determine the appropriate RFS amounts and review the future scope of remediation for each of the four sites. Given the complexity and uncertainty inherent in the RFS review process, there is a risk that the outcome of these technical evaluations could lead us to determine that additional remediation activities are required. Any such determination could result in future changes to our environmental reserve estimates.

Further discussion related to these matters is included in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

Climate Change

Sustainability is at the heart of our vision to deliver Trusted Chemistry. It guides our decisions to improve lives and help communities thrive. We don’t pursue sustainability for its own sake — we embed it into our corporate strategy, Pathway to Thrive. Through this approach, we protect our license to operate, meet customer needs, sharpen our innovation and differentiate our portfolio. Sustainability drives progress across our strategic pillars and creates enduring value for our shareholders.

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

The Chemours Company

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower global warming potential ("GWP") and near-zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are on track to achieve, by the end of 2025, our estimated goal that our low GWP products will result in 350 million tons of avoided emissions of carbon dioxide equivalents on a global basis.

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

In our Advanced Performance Materials segment, some of our growth is also enhanced by increasing demand for electric vehicles and high-performance, low-emission vehicles. Our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, enabling vehicle electrification by improving performance of batteries while enabling cost-reductions, and improving the sustainability footprint and performance of hybrid and electric car batteries. Our fluoropolymer technology also supports market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

The Chemours Company

PFAS

Refer to our discussion under the heading "PFAS" in “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements.

In May 2020, ECHA announced that five Member States (Germany, the Netherlands, Norway, Sweden, and Denmark) launched a call for evidence to inform a PFAS restriction proposal to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including fluorinated-gases ("F-gases") and fluoropolymers are being considered as part of this broad regulatory action. Companies producing or using PFAS, as well as selling mixture or products containing PFAS, were invited to provide input. This call for evidence closed July 31, 2020. Thousands of substances meet the definition of PFAS as outlined in the call for evidence. This very broad definition covers substances with a variety of physical and chemical properties, health and environmental profiles, uses, and benefits. We submitted information on the substances covered by the call for evidence to the Member State competent authority for Germany, which is the Federal Institute for Occupational Safety and Health. On July 15, 2021, the countries submitted their restriction proposal, which informs ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier will be reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC will focus on the different sectors that may be affected and elements of the proposal, and further meetings will be held in 2025. In August 2025, the five national authorities reviewed over 5,600 comments from the 2023 consultation and updated their original restriction proposal. This revised version, called the Background Document, is now the basis for ECHA’s committee opinions and includes alternative restriction options instead of a full ban or a ban with time-limited derogations for certain applications. The document may still be updated further as the committees continue their evaluation. The estimated earliest entry into force of restrictions is 2027, contingent upon timely completion of the remaining steps in the EU Registration, Evaluation, Authorization, and Restriction of Chemicals ("REACH") restriction process.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At September 30, 2025, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $154 million, the fair value of which amounted to less than $1 million. At December 31, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 million, the fair value of which amounted to less than $1 million. We recognized net losses of $2 million and $3 million for the three and nine months ended September 30, 2025, respectively, and a net gain of $1 million and a net loss of $5 million for the three and nine months ended September 30, 2024, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At September 30, 2025, we had 176 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $206 million, the fair value of which amounted to negative $5 million. At December 31, 2024, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178 million, the fair value of which amounted to $7 million. We recognized a pre-tax gain of $2 million and a pre-tax loss of $16 million for the three and nine months ended September 30, 2025, respectively, and a pre-tax loss of $6 million and a pre-tax gain of less than $1 million for the three and nine months ended September 30, 2024, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2025, $2 million of losses and $3 million of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2024, $1 million and $2 million of gains were reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax gain of $2 million and a pre-tax loss of $53 million for the three and nine months ended September 30, 2025, respectively, on our net investment hedge within accumulated other comprehensive loss.

The Chemours Company

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to negative $68 million and $5 million at September 30, 2025 and December 31, 2024, respectively. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized a pre-tax gain of $5 million and a pre-tax loss of $72 million for the three and nine months ended September 30, 2025, respectively on our cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the three and nine months ended September 30, 2025.

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate, as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At September 30, 2025 and December 31, 2024, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $4 million and negative $3 million, respectively. We recognized a pre-tax gain of less than $1 million and a pre-tax loss of $1 million for the three and nine months ended September 30, 2025, respectively, within accumulated other comprehensive loss. We recognized pre-tax losses of $6 million and less than $1 million for the three and nine months ended September 30, 2024, respectively, within accumulated other comprehensive loss. For the three and nine months ended September 30, 2025, less than $1 million and $1 million of losses were reclassified to interest expense, net from accumulated other comprehensive loss, respectively. For the three and nine months ended September 30, 2024, less than $1 million and $1 million of gains were reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

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

As of September 30, 2025, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chemours Company

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Legal Proceedings

We are subject to various legal proceedings, including, but not limited to, product liability, intellectual property, personal injury, commercial, contractual, employment, governmental, environmental and regulatory, anti-trust, and other such matters that arise in the ordinary course of business. In addition, we, by virtue of our status as a subsidiary of EID prior to the Separation, are subject to or required under the Separation-related agreements executed prior to the Separation to indemnify EID against various pending legal proceedings. Discussion of all legal and environmental proceedings is incorporated by reference from “Note 17 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, and should be considered an integral part of Part II, Item 1, "Legal Proceedings".

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
•
Foreign-based chemical control regulations, such as the REACH in the EU, the Chemical Substances Control Law (“CSCL”) in Japan, MEE Order No. 12 in China, and the Toxic Chemical Substance Control Act (“TCSCA”) in Taiwan for the production and distribution of chemicals in commerce and reporting of potential adverse effects;
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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier is being reviewed by RAC and SEAC. RAC and SEAC are focusing on the different sectors that are affected and elements of the proposal, and further meetings will be held in 2025. In August 2025, the five national authorities reviewed over 5,600 comments from the 2023 consultation and updated their original restriction proposal. This revised version, called the Background Document, is now the basis for ECHA’s committee opinions and includes alternative restriction options instead of a full ban or a ban with time-limited derogations for certain applications. The document may still be updated further as the committees continue their evaluation. The estimated earliest entry into force of restrictions is 2027, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels ("MCL’s") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, however this matter is now being held in abeyance due to the government shutdown.

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

Through September 30, 2025, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months ended September 30, 2025. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at September 30, 2025 was $441 million.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our surface mines and/or mineral sands separation facilities in Starke, Florida, Jesup, Georgia, Nahunta, Georgia, and Offerman, Georgia, are included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. OTHER INFORMATION

Insider Trading Arrangements.

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended September 30, 2025.

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

10.1*

Form of Judicial Consent Order, dated August 3, 2025 and Exhibit A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).

10.2*

PFAS Insurance Memorandum of Understanding, dated August 3, 2025 by and among The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 have been formatted in Inline XBRL: (i) the Interim Consolidated Statements of Operations (Unaudited); (ii) the Interim Consolidated Statements of Comprehensive Income (Unaudited); (iii) the Interim Consolidated Balance Sheets (Unaudited); (iv) the Interim Consolidated Statements of Stockholders’ Equity (Unaudited); (v) the Interim Consolidated Statements of Cash Flows (Unaudited); and, (vi) the Notes to the Interim Consolidated Financial Statements (Unaudited). These financial statements have been tagged as blocks of text and include detailed tags.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, which has been formatted in Inline XBRL and included within Exhibit 101.

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-X. The Company agrees to furnish supplementary a copy of any omitted attachment to the SEC on a confidential basis upon request.

The Chemours Company

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHEMOURS COMPANY
(Registrant)

Date:	November 6, 2025

By:	/s/ Shane Hostetter

Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)