Form 10-K
period 2025-12-31
Chemours Co
filed 2026-02-24
CIK 1627223

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion. As of February 18, 2026, 150,085,308 shares of the company’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U. S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We operate 28 major production facilities located in eight countries and serve approximately 2,400 customers across a wide range of end-markets in approximately 110 countries. Many of our commercial and industrial relationships span decades. Our customer base includes a diverse set of companies, many of which are leaders in their respective industries. Our sales are not materially dependent on any single customer. As of December 31, 2025, no one individual customer represented more than 10% of our consolidated net sales, and one individual customer balance represented approximately 7% of our total outstanding accounts and notes receivables balance.

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

The Chemours Company

Sustainability

At Chemours, our sustainability approach is grounded in our vision to deliver Trusted Chemistry that improves lives and helps communities to thrive and is tightly integrated with our Pathway to Thrive strategy. Our work in sustainability creates value for our shareholders by protecting our privilege to operate, differentiating our portfolio in a competitive market, meeting the needs of our customers, building resilience for the future, and ultimately helping to advance our Pathway to Thrive strategy.

Our Trusted Chemistry vision serves as the foundation for our Corporate Responsibility Commitment ("CRC") goals. We measure and report our progress against these goals transparently in our Annual Sustainability Report to ensure accountability and impact. Chemours is firmly committed to delivering on our CRC goals while maintaining a disciplined cost structure and capital allocation strategy. This ensures we can navigate changing market conditions and continue investing in sustainable innovation and growth for the future.

We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment, and our collective future. We deliver for our customers and society by designing sustainable offerings that perform at the highest level while minimizing impact on the environment and safeguarding the communities in which we operate. We are a leader in responsible manufacturing, and we value partnership and collaboration to drive change. We are committed to continue working with policymakers, our value chain, and other organizations to find solutions that meet science-based regulations and address community needs.

Corporate History

We began operating as an independent company on July 1, 2015 (the “Separation Date”) after separating from EID (the “Separation”). The Separation was completed pursuant to a separation agreement and other agreements with EID, including an employee matters agreement, a tax matters agreement, a transition services agreement, and an intellectual property cross-license agreement. These agreements, along with the Memorandum of Understanding (the “MOU”) that was entered into in January 2021, govern the relationship between us and EID following the Separation and provided for the allocation of various assets, liabilities, rights, and obligations at the Separation Date. On August 31, 2017, EID completed a merger with The Dow Chemical Company (“Dow”). Following their merger, EID and Dow engaged in a series of reorganization steps and, in 2019, separated into three publicly-traded companies named Dow Inc., DuPont, and Corteva. EID is now a subsidiary of Corteva, and, at this time, any agreements related to our Separation are between us and EID, Corteva, and DuPont. Effective January 1, 2023, E.I. du Pont de Nemours and Company changed its name to EIDP, Inc.

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

The Chemours Company

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

Our Thermal & Specialized Solutions segment has held a leading position in the fluorochemicals market since the commercial introduction of Freon™ in 1930. Since the original chlorofluorocarbons (“CFC”)-based product was introduced, Thermal & Specialized Solutions has been at the forefront of new technology research for lower GWP and lesser ozone-depleting potential products, leading to the development of hydrochlorofluorocarbons (“HCFC”) and hydrofluorocarbons (“HFC”). We have a leading position in HFC refrigerants under the brand name Freon™, and we are a leader in the development of more sustainable technologies like Opteon™, a line of low GWP hydrofluoroolefin (“HFO”) refrigerants and specialty fluids, which also have a near-zero ozone-depletion footprint. Opteon™ was initially developed in response to the European Union’s (“EU”) Mobile Air Conditioning Directive. Today, our OpteonTM-branded portfolio of products is used in a broad range of applications, including automotive, air conditioning for residential and commercial spaces, including data centers, commercial refrigeration, and foam blowing agents. This patented technology offers similar functionality to current HFC products, and meets or betters currently mandated environmental standards and, in some cases, provides energy efficiency benefits.

Our Thermal & Specialized Solutions segment led the industry in the Montreal Protocol-driven transition in 1987 from CFCs to the lesser ozone-depleting HCFCs and non-ozone-depleting HFCs and, in 1988, committed to cease production of CFCs. Starting in the early 1990s, Thermal & Specialized Solutions began manufacturing non-ozone-depleting HFCs. Driven by the emerging megatrends of climate change, decarbonization, and energy efficiency, together with environmental legislation being enacted across the U.S., Europe, Latin America, and Japan, we commercialized Opteon™ in 2012. In 2023, we announced the initial commercialization of Opteon™ 2P50, pending appropriate regulatory approvals. Opteon™ 2P50 represents a critical step in positioning the Company to meet a growing challenge brought on by a new era of data transmission driving a dramatic increase in demands for faster computing, AI capabilities, and other cutting-edge applications, all of which are based in technologies requiring elevated cooling capacities. We will continue to invest in R&D in next generation refrigerants to drive long-term sustainable growth with low GWP solutions to meet the increasing regulatory requirements of the industry and the needs of our customers. Growth in our Thermal & Specialized Solutions segment is supported in part by the adoption of the American Innovation and Manufacturing Act ("AIM Act") in the US and the EU’s Fluorinated-Gas ("F-Gas") Directive. In 2022, we announced our plan to expand our Opteon™ YF capacity at our Corpus Christi, Texas facility by approximately 40% to help meet customer needs as they continue to transition to lower GWP refrigerants. Mechanical completion of this expansion plan was completed in the fourth quarter of 2024.

Industry Overview and Competitors

Our Thermal & Specialized Solutions segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, market-driven applications development capabilities, and deep customer knowledge. Key competitors for the Thermal & Specialized Solutions segment include Solstice Advanced Materials, Inc., Arkema S.A., Orbia, and Daikin Industries, Ltd, Chinese Fgas producers, and, to a certain extent, other industrial gas producers.

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

The Chemours Company

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

Customers

Our Thermal & Specialized Solutions segment serves approximately 800 customers and distributors globally, and, in many instances, these commercial relationships have been in place for decades. No single Thermal & Specialized Solutions customer represented more than 10% of the segment’s net sales in 2025.

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

Titanium Technologies Segment

Segment Overview

Our Titanium Technologies segment is a leading, global manufacturer of high-quality TiO2 pigment. This premium white pigment is used to deliver whiteness, brightness, opacity, durability, efficiency, and protection in applications, including architectural and industrial coatings, flexible and rigid plastic packaging, polyvinylchloride (“PVC”), laminate papers used for furniture and building materials, coated paper, and coated paperboard used for packaging. We sell our TiO2 pigment under the Ti-Pure™ brand name. We operate three TiO2 pigment production facilities: two in the U.S. and one in Mexico. In total, we have a TiO2 pigment nameplate capacity of approximately 1.1 million metric tons per year. In addition, our network includes a large-scale repackaging and distribution facility in Belgium. We also operate four mineral sands mines and two separation facilities in Florida and Georgia.

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

We sell approximately 20 different grades of TiO2 pigment, with each grade tailored for targeted applications. Our full portfolio of premium performance TiO2 pigment grades provide end-users with benefits beyond opacity, such as brighter colors, increased product durability and lifespan, improved efficiency for direct and downstream customers, and the brilliant whites achievable only through chloride-manufactured pigment.

The Chemours Company

Our mining operations in Florida date back to 1949. In 2019, we expanded our activities into Georgia by acquiring a mineral sands mine and a mineral separation facility. Additionally, in 2020, we initiated a new mining project in Jesup, Georgia to expand the flexibility and scalability of our internally sourced ore. Our mines provide us with high-quality domestic ilmenite ore feedstock and currently supply less than 10% of our ore feedstock needs, with expansion options that could further increase our in-sourced raw material base. Co-products of our mining operations, which comprised less than 5% of our total net sales in Titanium Technologies during 2025, include zircon (zirconium silicate), staurolite minerals, and monazite. We are a major supplier of high-quality calcined zircon in North America, primarily focused on the precision investment casting industry, foundry, specialty applications, and ceramics. Our staurolite blasting abrasives are used in a variety of surface preparation applications, including steel preparation and maintenance and paint removal. We are currently the only domestic producer of monazite, a key feed source of rare earth minerals. Our monazite is processed in the U.S., and the rare earth oxides extracted from the monazite are used in clean energy applications, such as permanent magnets for wind generation and electric vehicle batteries.

Titanium Technologies Transformation Plan

In the third quarter of 2023, in line with our strategic priorities for creating long-term shareholder value and building on the legacy of delivering high-quality Ti-PureTM offerings, the Titanium Technologies segment commenced certain transformation initiatives to streamline our workforce, drive enhancements to our manufacturing processes, and optimize input costs under the Titanium Technologies Transformation Plan, which supports our Pathway to Thrive corporate strategy, and positions us as one of the lowest-cost high-quality TiO2 pigment producers. As part of these efforts, in July 2023, we announced our decision to shut down our TiO2 manufacturing facility in Kuan Yin, Taiwan. We fully completed the shutdown in the fourth quarter of 2023 and completed decommissioning activities in the second quarter of 2024. Dismantling and removal activities were completed in the first quarter of 2025. We made total cash payments of $14 million and $48 million associated with the Titanium Technologies Transformation Plan during the years ended December 31, 2025 and 2024, respectively, inclusive of severance payments, decommissioning, and other third-party fees. As a result of efforts taken under the Titanium Technologies Transformation Plan, we achieved cost savings of $50 million related to 2023 and $140 million related to 2024. Beginning in 2025, the continued cost savings from the Titanium Technologies Transformation Plan are captured as part of our company wide cost savings under the Operational Excellence pillar of our Pathway to Thrive corporate strategy. We believe that our ongoing manufacturing optimization efforts, streamlined workforce initiatives, and additional measures will position us as one of the world's lowest-cost TiO2 providers and ultimately improve the earnings quality of our Titanium Technologies segment.

Additionally, the Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Taiwan, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. During the year ended December 31, 2025, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7 million, which is reflected within "Other Income, Net" in the Consolidated Statements of Operations. At December 31, 2025, $21 million of land met held for sale criteria and is classified as Assets held for sale on the Consolidated Balance Sheets. Additionally, in January 2026, we entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other (collectively, the "Purchase Agreements"), to sell ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360 million. We intend to use the cash proceeds from the sale of the Property to reduce the Company’s debt obligations.

Industry Overview and Competitors

Overall demand for TiO2 pigment is highly correlated to growth in the global residential housing, commercial construction, and packaging markets. We continue to experience customers’ preference for high-quality Ti-PureTM offerings. After above-GDP trend TiO2 demand growth in 2016 and 2017, the TiO2 pigment market contracted below the GDP trend in 2018 and 2019. In 2020, the TiO2 pigment market expanded, while global GDP contracted, and in 2021, the TiO2 pigment market again grew at greater-than-global GDP growth rates. We saw robust demand in the first half of 2022, followed by a rapid market decline in the second half of 2022 as pigment demand declined below the long-term GDP trend. This low demand environment has continued through 2025 as global economic uncertainties persisted due to low consumer confidence and volatility associated with global trade dynamics. In the longer-term, we expect global TiO2 pigment demand to continue its historical correlation with global GDP growth rates.

We estimate that the worldwide demand for TiO2 pigment in 2025 was approximately 7.3 million metric tons. Worldwide nameplate capacity in 2025 was estimated to be approximately 10 million metric tons. The products manufactured on this global capacity base are not fully substitutable due to pigment quality consistency and pigment product design. As future customer demand grows, we have the ability to incrementally increase our production capacity through technology-enabled de-bottlenecking processes. If needed, unlocking additional capacity is in line with our stated intention to grow with our customers’ needs over the long-term.

Competition in the TiO2 pigment market is based primarily on product performance (both product design and quality consistency), supply capability, technical service, and price. Our major competitors within premium performance pigment include Tronox Holdings plc, LB Group Co. Ltd., Kronos Worldwide, Inc., and INEOS AG.

The Chemours Company

Raw Materials

The primary raw materials used in the manufacture of TiO2 pigment are titanium-bearing ores, chlorine, calcined petroleum coke, and energy. We source titanium-bearing ores from multiple suppliers around the globe, primarily located in Australia, Africa, and Eastern Europe. We pursue a diversified procurement strategy, with long and medium-term supply contracts, as well as spot purchases. Where possible, we qualify or purchase multiple grades of ore from each supplier to limit our exposure to any single supplier for any single grade of ore. Our primary titanium feedstock is chloride ilmenite, and to a lesser extent, leucoxenes, slags, and natural and synthetic rutiles. Any of our titanium-bearing ores can be consumed at any of our operating sites, providing supply chain options in the event of supply disruptions. Historically, we have not experienced any problems renewing such contracts for raw materials or securing our supply of titanium-bearing ores. Any increased pigment production capacity will be supported through contracts with our suppliers.

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

Chlorine is also a key raw material input to our process. Price and availability of chlorine are subject to cyclicality and regional market dynamics. In addition, transporting chlorine can be costly. To reduce our need to transport chlorine, we have a chlor-alkali production facility run by a third party that is co-located at our New Johnsonville, Tennessee site. In 2024, we announced that the PCC Group planned to build and operate a chlor-alkali facility on the grounds of our TiO2 plant in DeLisle, Mississippi and that the PCC Group and Chemours entered into a chlorine supply agreement which is subject to certain conditions precedent. The Company and the PCC Group are in ongoing discussions regarding project development, including the projected cost and timeline to build the chlor-alkali facility, and the impact certain developments therein would have on the chlorine supply agreement.

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

The Chemours Company

Customers

Globally, we serve approximately 500 customers through our Titanium Technologies segment. In 2025, our 10 largest Titanium Technologies customers accounted for over 44% of the segment’s net sales, and one Titanium Technologies customer represented over 20% of the segment’s net sales. Our larger customers are typically served through direct sales and tend to have medium-term to long-term contracts. We serve our small-size and mid-size customers through a combination of our direct sales and distribution network. Our direct customers in the Titanium Technologies segment are producers of decorative coatings, automotive and industrial coatings, polyolefin master batches, PVC, engineering polymers, laminate paper, coatings paper, and coated paperboard. We focus on developing long-term partnerships with key market participants in each of these sectors. We also deliver a high level of technical service to satisfy our customers’ specific needs, which helps us maintain strong customer relationships.

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

Advanced Performance Materials Segment

Segment Overview

Our Advanced Performance Materials segment draws on vast experience in fluoropolymer chemistry as a leading, global provider of performance solutions and advanced materials that solve challenging problems in emerging technologies and deliver unique capabilities in products and applications that people around the world use every day. The segment's diversified portfolio includes various specialty product solutions, membranes, industrial resins, and coatings. These product offerings position the business to serve a broad range of markets, including consumer electronics, semiconductors, digital communications, transportation, energy, oil and gas, defense, and medical, among others.

Our products set the standard in a number of performance categories, including chemical inertness, thermal stability, low friction, weather and corrosion resistance, and di-electric properties. These performance advantages make our polymers a material of choice, especially in complex applications and extreme environmental conditions. Our performance solutions portfolio includes differentiated offerings such as those that are critical to many emerging technology areas, including hydrogen production and fuel cells, emerging battery technologies, advanced semi-conductor infrastructure, 5G data delivery, data centers, and connected electronic devices. Our advanced materials portfolio provides products which are essential to established technologies across a diverse range of markets and applications, including consumer goods, transportation, and chemical processing.

Our Advanced Performance Materials products are sold under the brand names Teflon™, Viton™, Krytox™, and Nafion™. Teflon™ coatings, resins, additives, and films serve as the key underpinning for a variety of industrial and commercial applications, including semiconductor infrastructure, defense, and data centers. Viton™ fluoroelastomers are used in automotive, consumer electronics, chemical processing, oil and gas, petroleum refining and transportation, and aircraft and aerospace applications. Our Krytox™-branded lubricants are used in a broad range of industrial applications, including bearings, automotive friction management, and electric motors. Nafion™ membranes are critical components in chlor-alkali processing and flow batteries, as well as the hydrogen electrolyzers and fuel cells which underpin the hydrogen economy. In 2023, we launched operations at THE Mobility F.C. Membranes Company as a part of Chemours’ joint venture with BWT FUMATECH Mobility GmbH to elevate and accelerate the capacity to manufacture fuel cell and humidifier membranes for mobility applications for long-term customers.

Our Advanced Performance Materials segment is focused on technology development in its key markets. We also participate in a broad array of industry consortia and collaborate with leading academics across a variety of disciplines to drive fundamental R&D in the materials space.

The segment is well positioned to capture future growth through the combination of our unique product capabilities and market-driven product development process. Advanced Performance Materials will benefit long term from secular growth in clean energy and advanced electronics.

The Chemours Company

Industry Overview and Competitors

Our Advanced Performance Materials segment competes against a broad variety of global manufacturers, as well as regional manufacturers in Asia Pacific. We have a leadership position in fluorine chemistry and materials science, a broad scope and scale of operations, a strong applications development competency, and deep customer knowledge. Key competitors for this segment include Daikin Industries, Ltd., Syensqo, S.A., AGC Inc., Guajarat Fluorochemicals Limited, and Dongyue Group Co., Ltd.

The demand for products in the economically sensitive advanced materials portfolio is tied to regulatory developments, as well as the cyclicality of key end markets, such as industrial, chemical processing, consumer goods, and transportation, and is expected to grow in line with GDP. However, with growing demand for cleaner and faster technologies, demand for products in the performance solutions portfolio is expected to grow at a rate faster than GDP, driven by global middle-class growth and alignment between our market-driven product technology development process and emerging market technologies, such as data centers, electronics, communications, and transportation.

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

Customers

Our Advanced Performance Materials segment serves approximately 900 customers and distributors globally and, in many instances, these commercial relationships have been in place for decades. No single Advanced Performance Materials customer represented more than 10% of the segment’s net sales in 2025.

Seasonality

The Advanced Performance Materials segment has historically seen some seasonal effects with lower sales in the fourth quarter, with planned maintenance activities at our own sites and at certain customers typically occurring during this period.

The Chemours Company

Intellectual Property

Intellectual property, including trade secrets, certain patents, trademarks, copyrights, know-how, and other proprietary rights, is a critical part of maintaining our technology leadership and competitive edge. Our business strategy is to file patent and trademark applications internationally for proprietary new product and application development technologies, and we work actively on a global basis to create, acquire, license, protect, and enforce our intellectual property rights. As of December 31, 2025, we owned 3,892 granted patents and 1,757 pending applications in the U.S. and internationally, as well as 1,667 trademark registrations and 12 pending trademark applications in the U.S. and internationally.

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

Climate Change

Sustainability is a foundational element of Chemours’ growth strategy and long-term success. Our sustainability approach, risks and opportunities are integrated into our Pathway to Thrive strategy, which is designed to maintain alignment with the evolving external environment and the expectations of our stakeholders.

Chemours’ 2030 CRC goals articulate a strategic vision for managing climate-related impacts. By embedding climate considerations into business strategy, teams are empowered to proactively address climate disruptions and drive innovation in next-generation solutions that support resilience in a changing climate. Chemours’ Pathway to Thrive corporate strategy is directly linked to climate action. The strategy is designed to support efforts to ensure products are manufactured, distributed and used with a focus on minimizing environmental impact and safeguarding the communities in which we operate. Through this approach, we seek to protect our license to operate, meet customer needs, sharpen our innovation and differentiate our portfolio, which we believe supports the creation of enduring value for our shareholders.

As part of delivering trusted chemistry, we focus on the responsible treatment of climate and water. Our 2030 goals include:

•
60% absolute reduction in Scope 1 and Scope 2 GHG emissions;
•
25% reduction in Scope 3 emissions intensity; and
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

In our Thermal & Specialized Solutions segment, global regulations driving the phase-down of HFCs, including the EU’s F-Gas Directive, the EU’s Mobile Air Conditioning Directive, and the AIM Act in the US, promote the adoption and sale of our high performing Opteon™ products, which have lower GWP and near-zero ozone-depletion footprint. Our Opteon™ portfolio has been developed to meet global regulations while maintaining or improving performance compared to the products they replace in refrigeration and cooling applications, such as food transportation, food and pharmaceutical/medical storage, food manufacturing and retail, automotive air conditioning, and residential and commercial building air conditioning. We are pleased to have achieved our 2025 goal with our low GWP products delivering more than 350 million tons of avoided global CO2-equivalent emissions.

The Chemours Company

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

In our Titanium Technologies business, our Ti-Pure™ Sustainability product series, is designed to advance our customers’ sustainability goals. The product series includes enhanced product sustainability designations—including climate impact and resource efficiency. Going forward, our product portfolio will continue to be centered on the evolving needs of our customers.

In our Advanced Performance Materials segment, we see continued increasing demand for some of our key growth markets, offset by the more mature markets that are impacted by cyclical demand. Further, our fluoropolymers are critical to delivering high performance over a wide range of harsh operating conditions, enhancing passenger safety, improving emission controls and fuel economy, enabling vehicle electrification by improving performance of batteries while enabling cost-reductions, and improving the sustainability footprint and performance of hybrid and electric car batteries. Our fluoropolymer technology also supports market demand for clean hydrogen generation using water electrolyzers, energy storage in flow batteries, and hydrogen conversion to power fuel cell vehicles.

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

Human Capital

Meeting our commitment to responsible chemistry depends on our ability to create a vibrant workplace culture that attracts and retains the best and brightest in their fields to come work at Chemours. Our success depends on our ability to attract, retain and motivate employees, and to identify and develop high-performing talented personnel to succeed our senior management and other key roles. We focus on cultivating a performance-driven environment that supports technical excellence, accountability, and continuous learning, which are core elements necessary to sustain innovation, operational reliability, and long-term growth.

Leadership and Workforce Overview

Our board of directors is comprised our Chief Executive Officer (“CEO”) and ten other independent individuals with a diverse set of experiences, skills and credentials, selected for their business acumen and ability to challenge and add value to management. Our directors have held significant leadership positions and bring a depth of experience across a wide variety of industries, providing the Company with unique insights and fresh perspectives. Refer to Item 10 – Directors, Executive Officers, and Corporate Governance for further information related to our board of directors. As of the date of this Annual Report on Form 10-K, management of the Company is led by our CEO and five of her direct reports, which comprise our Chemours Executive Team (“CET”). Further information related to our CET is included under the caption “Information About Our Executive Officers” within this Part I of our Annual Report on Form 10-K.

As of December 31, 2025, we had approximately 5,700 employees globally, nearly all of which were full-time employees. As of December 31, 2025, we had approximately 79% of our employees in the Americas (68% of whom are in the United States), 14% in Europe, and 7% in Asia Pacific (4% are in China). Approximately 13% of our employees are represented by unions or works councils. Management believes that its relations with employees and labor organizations are good.

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

The Chemours Company

Talent Pipeline & Development

We maintain a strong focus on recruiting and developing highly capable talent who can support our long-term growth and innovation agenda. To strengthen our workforce pipeline, we engage in targeted recruitment activities at universities, technical programs, and professional forums.

Our manufacturing sites partner with trade schools and community colleges to create apprenticeship pathways and develop programs that build the specialized skills required for careers in operations, engineering, and maintenance.

These initiatives help ensure we have the right people with the right capabilities to support operational excellence, innovation, and future leadership needs.

Chemours is in the process of implementing a more structured and comprehensive talent development system designed to build the skills, capabilities, and leadership pipeline needed to support our long‑term strategy. This enterprise-wide program is focused on ensuring employees have access to the training, resources, and development experiences necessary to perform effectively today while preparing for future roles.

Our approach includes:

•
A unified Chemours talent development framework that defines the skills, technical competencies, and leadership behaviors essential for success across the Company.
•
A strengthened curriculum of technical, professional, and leadership training delivered through classroom, digital, and on‑the‑job learning.
•
Enterprise-managed rotational assignments, short-term projects, and cross-functional opportunities that broaden employee experience and accelerate capability building.
•
Enhanced career path clarity, including defined role requirements and development expectations for key technical, commercial, and operational positions.
•
Manager-enabled development planning, where leaders play an active role in providing coaching, identifying growth opportunities, and ensuring employees receive the experiences required to advance.
•
Semi-annual performance and development discussions, supported by tools that help measure progress and guide future development investments.

Chemours also supports employee participation in industry associations, technical societies, and professional organizations to help deepen external networks and maintain the highest standards of expertise. Our research and innovation teams benefit from access to advanced scientific and technical resources, including our Chemours Discovery Hub.

Through this more structured and Company-driven approach, professional development is no longer an employee-led responsibility but a coordinated organizational priority that is designed to support Chemours in maintaining the skilled workforce required to meet customer needs, achieve operational excellence, and deliver long-term value for stakeholders.

Compensation and Total Rewards

We provide a total compensation package that is targeted to be competitive with the markets in which we compete for talent, while allowing individual employee pay to vary based on performance, skills, and experience. Our compensation programs are globally aligned, and, where possible, our total rewards plans include base salary, incentives (short- and long-term), financial, physical, and mental well-being programs, and monetary and social recognition.

We routinely benchmark our total rewards practices to ensure competitiveness and engage independent third parties to review compensation structures and market alignment.

Employee Attraction and Retention

We believe that our workplace culture, as reinforced by our commitment to corporate values, professional development opportunities, and competitive employee compensation, is critical in attaining a high offer acceptance rate and maintaining low levels of attrition, thereby enabling us to attract talented employees and retain and recognize the benefits of our investments in our employees’ technical manufacturing capabilities, safety acumen, and professional development. For the year ended December 31, 2025, our voluntary attrition percentage was approximately 7%.

The Chemours Company

Safety

Safety is one of our five core values and is deeply engrained throughout our culture. As an industry leader in Responsible Manufacturing, we operate our plant sites with a deep commitment to the health and safety of communities where we operate, our people, and our partners all along the value chain.

In February 2024, the board of directors established an Environmental, Health, Safety (“EHS”) and Operations Performance committee. The committee assists the board in overseeing the assessment and management of environmental, health, and safety risks by reviewing our programs for identifying, assessing, managing, and mitigating such risks. In line with board-level EHS governance practices in peer industrial and chemical-sector companies, the committee undertook the following:

•
Oversight of EHS policies, standards, and management systems to ensure alignment with internal risk management objectives and industry best practices.
•
Environmental stewardship monitoring, including emissions, and progress toward goals.
•
Assessment of safety indicator trends, review of significant incidents, and evaluation of corrective action plans to address operational risks and prevent recurrence.

The committee remains committed to overseeing the Company's efforts to maintain safe operations, protect the environment, adhere to regulatory obligations, and promote a culture of continuous improvement.

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
•
As a result of the audit committee internal review that commenced in 2024, we may be exposed to civil or criminal litigation from investors and/or regulatory entities, and significant financial and operational costs, which may adversely affect our reputation, results of operations, financial condition, and cash flows;
•
Our failure to comply with the anti-corruption laws of the United States and various international jurisdictions could negatively impact our reputation and results of operations, financial condition, and cash flows; and,
•
The current geopolitical environment has led to rapidly changing economic sanctions issued by the United States against individuals, entities and countries and resulted in countermeasures imposed by other jurisdictions. Failure to detect and abide by these changes could impact our reputation and results of operations, financial condition, and cash flows.

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
•
The global nature of our business creates exposure to tariffs. If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our results of operations could be negatively affected;
•
The emergence, renegotiation, or expiration of free trade agreements (“FTAs”) and other international trade frameworks could adversely affect our competitiveness, supply chain, and financial results;
•
The businesses in which we compete are highly competitive. If our intellectual property were compromised or copied by competitors, or if our competitors were to develop similar or superior intellectual property or technology, our results of operations could be negatively affected;
•
Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant negative impact on our operating results;
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

The Chemours Company

•
Failure to meet some or all of our key financial and non-financial targets could negatively impact the value of our business and adversely affect our stock price; and
•
A pandemic, epidemic, or other outbreak of infectious disease may have a material adverse effect on our business operations, results of operations, financial condition, and cash flows.

Risks Related to Our Operations

•
Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations, financial condition, and cash flows;
•
Hazards associated with chemical manufacturing, storage, containment, and transportation could adversely affect our results of operations;
•
Our results of operations and financial condition could be seriously impacted by business disruptions, including environmental, weather, and natural disasters, as well as other events outside of our control
•
We participate in certain business relationships where we may be adversely impacted by the actions of the joint venture, its participants, or other partners;
•
Our results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents;
•
Our use of new and evolving technologies, including artificial intelligence (“AI”), may present risks and challenges that could adversely impact our business, competitive position, and financial condition.
•
Our operations could be materially impacted in the event of a failure of our information technology infrastructure;
•
If we identify a material weakness in internal control over financial reporting, or if we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud, either of which could have a material effect on us; and
•
Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management key employees or members of our board of directors.

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

We face risks arising from various unasserted and asserted legal claims, investigations, and litigation matters, such as product liability claims, patent infringement claims, anti-trust claims, and claims for third-party property damage or personal injury stemming from alleged environmental actions (which may concern regulated or unregulated substances) or other torts. We have noted a nationwide trend in purported mass tort and class actions against chemical manufacturers generally seeking relief, such as medical monitoring, property damages, off-site remediation, and punitive damages arising from alleged environmental actions (which may concern regulated or unregulated substances) or other torts without claiming present personal injuries. We also have noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities, and utilities alleging harm to the general public and damages to natural resources. Various factors or developments in these nationwide trends or in the actions could result in future charges that could have a material adverse effect on us. We are also subject to requests for information, including those described below under “As a result of the audit committee internal review in 2024, we may be exposed to civil and criminal litigation from investors and/or regulatory entities and significant financial and operational costs, which may adversely affect our reputation, results of operations, financial condition, and cash flows." An adverse outcome in any one or more of these matters could be material to our financial results, liquidity, and/or stock price, and could adversely impact the value of any of our brands that are associated with any such matters. As discussed below, we are a named defendant and/or cost-sharing and defending DuPont, Corteva, and EID (together, the “DuPont Indemnitees”) in litigation related to the production and use of per- and polyfluoroalkyl substances ("PFAS"), including perfluorooctanoic acids and its salts, including the ammonium salt (“PFOA”); hexafluoropropylene oxide dimer acid (“HFPO Dimer Acid”, sometimes referred to as “GenX” or “C3 Dimer Acid”) and other compounds; and products that are manufactured or use such compounds, including Aqueous Film Forming Foam (“AFFF”). Chemours does not, and has never, used PFOA as a polymerization aid nor sold it as a commercial product. Prior to the Separation, the performance chemicals segment of EID made PFOA at its Fayetteville Works site in Fayetteville, North Carolina (“Fayetteville”) and used PFOA as a polymerization aid in the manufacture of fluoropolymers and fluoroelastomers at certain sites, including: Washington Works, Parkersburg, West Virginia; Chambers Works, Deepwater, New Jersey ("Chambers Works"); Dordrecht Works, Netherlands; Changshu Works, China; and, Shimizu, Japan. These sites are now owned and/or operated by Chemours.

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

In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Additionally, we may be required to indemnify EID with regard to liabilities allocated to, or assumed by, us under each of the separation agreement, the employee matters agreement, the tax matters agreement, and the intellectual property cross-license agreement that were executed prior to the Separation. These indemnification obligations to date have included defense costs associated with certain litigation matters, as well as certain damages awards, settlements, and penalties. In January 2021, we and the DuPont Indemnitees entered into a binding Memorandum of Understanding (the “MOU”) addressing certain PFAS matters and costs. In August 2025, we, EID and the DuPont Indemnitees entered into a PFAS Insurance Proceeds Memorandum of Understanding (“PFAS Insurance MOU”) related to the New Jersey settlement providing for our assignment of certain PFAS-related insurance rights in exchange for funding toward our obligations, Disputes with or among the DuPont Indemnitees and others which may arise with respect to the MOU, PFAS Insurance MOU and PFAS matters, including disputes based on matters of law or contract interpretation, could materially adversely affect our results of operations, financial condition, and cash flows.

Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements for further details related to these matters.

We are subject to extensive environmental and health and safety laws and regulations that may result in unanticipated loss or liability related to our current and past operations, or our ability to place our products in the market, and that may result in significant additional compliance costs or obligations, which in either case, could reduce our profitability or liquidity.

Our operations, products and production facilities are dependent upon attainment and renewal of requisite operating permits and are subject to extensive environmental and health and safety laws, regulations, and enforcements, proceedings or other actions at national, international, and local

The Chemours Company

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

Our costs to comply with complex environmental laws and regulations, as well as internal and external voluntary programs, are significant and will continue to be significant for the foreseeable future. These laws and regulations may change and could become more stringent over time, which could result in significant additional compliance costs, increased costs of purchased energy or other raw materials, increased transportation costs, investments in, or restrictions on, our operations, installation or modification of emission control equipment, or additional costs associated with emissions control equipment. Additionally, to the extent these laws, regulations and restrictions are not stringently imposed in the countries in which our competitors operate, our competitors could gain cost or other competitive advantages. As a result of our current and historic operations, including the operations of divested businesses and certain discontinued operations, we also expect to continue to incur costs for environmental investigation and remediation activities at a number of our current or former sites and third-party disposal locations. However, the ultimate costs under environmental laws and the timing of these costs are difficult to accurately predict. While we establish accruals in accordance with U.S. generally accepted accounting principles (“GAAP”), the ultimate actual costs and liabilities may vary from the accruals because the estimates on which the accruals are based depend on a number of factors (many of which are outside of our control), including the nature of the matter and any associated third-party claims, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs. We also could incur significant additional costs as a result of additional contamination that is discovered or remedial obligations imposed in the future. Refer to “Environmental Matters” within Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further information.

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

In May 2020, five European countries began an initiative to restrict the manufacture, placing on the market and use of PFAS in the EU. In this regulatory process, more than 4,000 substances, including F-gases and fluoropolymers are being considered for potential broad regulatory action. On July 15, 2021, the countries submitted their restriction proposal, which informed ECHA of the intent to prepare a PFAS restriction dossier for fluorinated substances within a defined structural formula scope, including branched fluoroalkyl groups and substances containing ether linkages, fluoropolymers and side chain fluorinated polymers. The restriction dossier was submitted to ECHA in January 2023, and in February 2023 ECHA published a report and supporting annexes on the restriction proposal, which includes identified concerns for in-scope PFAS and their degradation products and the proposed restriction of a full ban with certain use-specific time-limited derogation periods. Comments were submitted from individuals and organizations during the consultation period in 2023 and the restriction dossier is being reviewed by the ECHA Risk Assessment Committee ("RAC") and Socio-economic Analysis Committees (“SEAC”). RAC and SEAC are focusing on the different sectors that are affected and elements of the proposal, and further meetings were held in 2025. In August 2025, the five national authorities reviewed over 5,600 comments from the 2023 consultation and updated their original restriction proposal. This revised version, called the Background Document, is now the basis for ECHA’s committee opinions and includes alternative restriction options instead of a full ban or a ban with time-limited derogations for certain applications. The document may still be updated further as the committees continue their evaluation. The RAC and SEAC are expected to complete their scientific evaluation by the end of 2026, which marks the end of the regulatory phase, and the file moves to the European Commission and initiates the start of the political phase. The estimated earliest entry into force of restrictions is 2027, contingent upon timely completion of the remaining steps in the EU REACH restriction process.

In January 2024, the European Council adopted a regulation supporting the phase down of hydrofluorocarbons (“HFC”) by 2050 and multiple bans on HFCs and hydrofluoroolefin (“HFO”) in select applications. The new regulation entered into force on March 11, 2024, and includes both reviews and exemptions. No later than January 1, 2030, the European Commission will publish a report on the effects of the regulation and whether the bans are upheld based on technical feasibility and socioeconomic impact of alternatives. Also in 2024, Regulation (EU) 2024/573 was published and became effective, with a later implementing regulation ((EU) 2024/2473), that changed rules governing F-Gas reporting and quota consumption. In preparing its 2024 F-Gas reporting submissions, we encountered uncertainty on how to report due to impacts from the implementation of the new regulation in the reporting portal as well as technical challenges associated therewith. We raised these reporting concerns with the competent authorities and resources and are continuing to evaluate the potential impact of these new F-Gas reporting and quota consumption regulations on us.

In March 2024, ECHA published a registration update for trifluoroacetic acid (“TFA”). This update includes a self-classification, by TFA registrants, of a Category 2 Reproductive toxicant. BAuA, the German competent authority responsible for REACH and the CLP regulation in Germany, submitted a dossier to ECHA proposing to harmonize the hazard classification of TFA. In May 2025, ECHA launched a 60-day public consultation period on the CLH proposal for TFA which included updates to its hazard classification for reproductive toxicity, newly proposed as a category 1B, and introduced a PMT/vPvM (Persistent, Mobile and Toxic/very Persistent and very Mobile) classification. The public consultation period concluded and now ECHA’s Risk Assessment Committee ("RAC") is reviewing the dossier submitted by the German authority and the public comments received. RAC will develop an opinion, which should be submitted to the European Commission through the course of 2026. The EU Commission will then review RAC’s opinion and determine whether to proceed with the decision to amend the CLP regulation. If the Commission adopts the decision and amends Annex VI of the CLP Regulation, the changes become legally binding across the EU after a transition period. It should also be noted that there are other regulatory assessments underway from the European Food and Drug Agency ("EFSA") reviewing TFA which could impact timing of the CLH.

The impacts of these various restrictions and regulatory measures in the EU as noted above, individually and in the aggregate, could lead to material adverse effects on our results of operations, financial condition, and cash flows.

The Chemours Company

In October 2021, the U.S. EPA released its PFAS Strategic Roadmap, identifying a comprehensive approach to addressing PFAS. The PFAS Strategic Roadmap sets timelines by which EPA plans to take specific actions through 2024, including establishing a national primary drinking water regulation ("NPDWR") for PFOA and perfluorooctanesulfonic acid (“PFOS”) and taking Effluent Limitations Guidelines actions to regulate PFAS discharges from industrial categories among other actions. As provided under its roadmap, EPA also released its National PFAS Testing Strategy, under which the agency will identify and select certain PFAS compounds for which it will require manufacturers to conduct testing pursuant to TSCA section 4. We have received various test orders and have formed consortia to jointly manage compliance with the test order requirements. Although no new test orders have been issued since 2024, future test orders are possible, but the timing is not determinable. Additional costs could be incurred in connection with EPA's actions, which could be material. The draft Effluent Limitations Guidelines ("ELGs") for PFAS manufacturers as announced in the PFAS Strategic Roadmap were not proposed in the fourth quarter of 2024 and we continue to monitor actions related to PFAS. In April 2025, EPA outlined actions that it will be taking to address PFAS across its program offices, including with respect to the implementation of the TSCA testing strategy and developing ELGs.

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

In March 2023, EPA proposed a NPDWR to establish Maximum Contaminant Levels (MCL’s) for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion – (“ppt”)) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment through May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, we, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court, and is to be completed in March 2026.

Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. This matter is under consideration by the court, and oral argument was held in January 2026. Depending on the ultimate outcome of EPA’s actions, our estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

The Chemours Company

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

As a result of the audit committee internal review in 2024, we may be exposed to civil and criminal litigation from investors and/or regulatory entities and significant financial and operational costs, which may adversely affect our reputation, results of operations, financial condition, and cash flows.

In connection with the matters evaluated during the audit committee internal review in 2024, we have received inquiries and information requests from regulatory authorities and may be subject to additional investigations, enforcement actions, or other proceedings. Additionally, private plaintiffs have also initiated litigation, and additional stockholder demands or lawsuits may be filed. In addition, we are aware of additional efforts by private law firms to solicit clients in regard to potential securities class action or derivative litigation. Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements a discussion of these matters.

We have incurred and expect to continue incurring significant expenses for legal, accounting, financial, and other professional services arising from the audit committee internal review, related regulatory inquiries and litigation, and the ongoing implementation and maintenance of enhanced internal controls and remediation measures. Additionally, we have indemnification and expense advancement obligations pursuant to our bylaws and indemnification agreements with respect to certain current and former members of senior management and our directors. In connection with the audit committee internal review, we have received requests from former members of senior management under such indemnification agreements and our bylaws to provide advances of funds for legal fees and other expenses, and we expect additional requests in connection with the audit committee internal review and any future related litigation, which could be significant. These matters could result in us incurring additional costs and liabilities, which may be material to our results of operations, financial condition, and cash flows.

Our failure to comply with the anti-corruption laws of the U.S. and various international jurisdictions could negatively impact our reputation and results of operations, financial condition, and cash flows.

Doing business on a global basis requires us to comply with the laws and regulations of the U.S. government and those of various international and sub-national jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010 (“Bribery Act”), and other anti-corruption laws of the various jurisdictions in which we operate. The FCPA, the Bribery Act, and other laws prohibit us and our officers, directors, employees, and agents acting on our behalf from corruptly offering, promising, authorizing, or providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. Our global operations may expose us to the risk of violating, or being accused of violating, the foregoing or other anti-corruption laws. Such violations could be punishable by criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions, and exclusion from government contracts, as well as other remedial measures. Investigations of alleged violations can be very expensive, disruptive, and damaging to our reputation. Although we have implemented anti-corruption policies, procedures and training, there can be no guarantee that these policies, procedures, and training will effectively prevent violations by our employees or representatives in the future. Additionally, we face a risk that our distributors and other business partners may violate the FCPA, the Bribery Act, or similar laws or regulations. Such violations could expose us to FCPA and Bribery Act liability, and/or our reputation may potentially be harmed by their violations and resulting sanctions and fines.

The current geopolitical environment has led to rapidly changing economic sanctions issued by the United States against individuals, entities and countries and resulted in countermeasures imposed by other jurisdictions. Failure to detect and abide by these changes could impact our reputation and results of operations, financial condition, and cash flows.

The global geopolitical environment remains highly volatile, and economic sanctions imposed by the United States and other jurisdictions continue to evolve with little warning. Sanctions may be expanded, withdrawn, or restructured in response to rapidly shifting diplomatic, security, or economic conditions. Countermeasures taken by foreign governments can further complicate the landscape, creating an unpredictable and fast‑moving set of requirements governing who we may transact with, where we may operate, and how we manage cross‑border financial and commercial activities. This unpredictability increases the risk of inadvertent non‑compliance, which could subject us to regulatory scrutiny, legal penalties, business disruptions, and reputational harm, any of which could adversely affect our results of operations, financial condition, and cash flows.

The Chemours Company

We actively monitor sanctions developments and have implemented a range of compliance measures designed to reduce the risk associated with these rapidly changing regimes. While these efforts are intended to help us detect and respond to new or amended requirements, no compliance program can fully eliminate the risk of violations given the speed and complexity with which sanctions can be imposed or interpreted. As geopolitical tensions continue to influence global trade and regulatory environments, remaining compliant will require ongoing vigilance and may result in increased operational and administrative costs. Despite our mitigation efforts, failure to keep pace with evolving sanctions could still materially impact our business, reputation, and financial performance.

Risks Related to Our Business Performance

Operating as a multi-national corporation presents risks associated with global and regional economic, political and global capital market conditions, as well as risks resulting from changes to regional regulatory requirements (including environmental standards).

Our business and operating results have in the past, and may in the future, be adversely affected by global and regional economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges, such as tariffs on international trade, border adjustments for certain products, economic sanctions or embargoes, strikes or labor disruptions, and a changing financial regulatory environment that could affect the global economy. Such global and regional economic and political conditions may be further affected by physical risks that stem from a number of root causes, including natural disasters, climate change, and/or travel-based restrictions that may be driven by geo-political activities, military actions, terrorism, and the spread of pandemics. In addition, social and political concerns and divisions in the U.S. and throughout the world, including elections, government shutdowns and political changes in various countries, may further exacerbate economic and geo-political risks.

These global and regional economic and political conditions can also directly affect our global supply chain, including the financial condition of our customers and suppliers. Our customers may experience deterioration of their businesses, shortages in cash flows, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations to us in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to supply materials or otherwise fulfill their obligations to us. Future weakness in the global economy and failure to manage these risks could adversely affect our results of operations, financial condition, and cash flows in future periods.

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

Our industries and the end-use markets into which we sell our products experience periodic technological changes and product improvements, as well as changes in mandates on or regulation of products and services. Our future growth will depend on our ability to gauge the direction of commercial and technological progress in key end-use markets, our ability to fund and successfully develop, manufacture, and market products in such changing end-use markets, and our ability to adapt to changing regulations including climate change or environmental related regulations. In addition, our ability to capture emerging opportunities in these markets will depend on our capacity to focus resources on the most attractive areas for growth. The pace of innovation in certain key end-use markets also requires us to commercialize new products efficiently in order to capture growth opportunities before competitors do. We must continue to develop lower-emission manufacturing technologies and identify, develop, and market innovative products or enhance existing products in a disciplined manner and focused on high-return, low-risk initiatives on a timely basis to help us maintain or improve our profit margins and our competitive position. We may be unable to develop new products or technologies, either alone or with third parties, or license intellectual property rights from third parties on a commercially competitive basis. If we fail to keep pace with the evolving technological innovations in our end-use markets on a competitive basis, including with respect to innovation related to the development of alternative uses for, or application of, products developed that utilize such end-use products, our financial condition and results of operations could be adversely affected. We cannot predict whether technological innovations will, in the future, result in a lower demand for our products or affect the competitiveness of our business. We may be required to invest significant resources to adapt to changing technologies, markets, customer behaviors and demands, competitive environments, and laws or regulations (including enforcement thereof). We cannot anticipate market acceptance of new products or future products. In addition, we may not achieve the expected benefits associated with new products developed to meet new laws or regulations if the implementation or enforcement of such laws or regulations is delayed, and we may face competition from illegal or counterfeit products in regulated markets.

If significant tariffs or other restrictions continue to be placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our results of operations could be negatively affected.

If significant tariffs or other restrictions continue to be placed on foreign imports and related countermeasures are taken by impacted foreign countries, our results of operations, financial condition, and cash flows may be negatively affected. For example, the United States continues to maintain historically elevated global reciprocal tariffs, including duties applied to imports from India. Tariffs affecting imports from China remain relatively stable through the first half of the year following the U.S. decision in late 2025 to extend the suspension of certain heightened duties until late 2026. Some U.S. trading partners, including the European Union, have indicated that they could implement significant retaliatory tariff and other measures in response to trade and geopolitical tensions with the United States. The U.S. Supreme Court is reviewing the legality of certain heightened tariffs imposed by the Trump administration, but even if the Court constrains the President’s use of the authorities underlying these tariffs, Trump administration officials have stated that the United States would utilize other authorities to sustain heightened tariffs in some form. Political tensions as a result of these and other trade measures could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in an adverse effect on global economic conditions and the stability of global financial markets. While we actively monitor changes and adjust our operations accordingly, if further tariffs are imposed on a broader range of imports, or if further retaliatory trade measures are taken by impacted foreign countries in response to additional tariffs, we may be required to raise our prices or incur additional expenses, which may result in the loss of customers and our results of operations could be negatively affected.

The emergence, renegotiation, or expiration of FTAs and other international trade frameworks could adversely affect our competitiveness, supply chain, and financial results.

The emergence of new FTAs, the renegotiation of existing FTAs, or the expiration or withdrawal of countries from such frameworks could adversely affect our global competitiveness, supply chain efficiency, and financial performance. Changes in trade terms—such as modified rules of origin, shifts in tariff schedules, new compliance requirements, or uneven enforcement—may alter sourcing economics, disrupt established trade flows, or constrain our ability to optimize production and distribution across regions. These developments could also increase raw‑material or logistics costs, limit market access, or require operational adjustments that may not be fully offset by pricing or mitigation actions. Because these outcomes often arise quickly and vary by jurisdiction, the impact of evolving trade regimes may be difficult to predict and could materially affect our business, results of operations, and cash flows.

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

Effects of price fluctuations in energy and raw materials, our raw materials contracts, and our inability to renew such contracts, could have a significant negative impact on our operating results

Our manufacturing processes consume significant amounts of raw materials and energy, the costs of which may be subject to worldwide supply and demand factors, global trade regulations and tariffs, GHG emissions-based regulations, and other factors beyond our control. In addition, supply chain constraints, concentration of suppliers, and logistical delays may exacerbate volatility in raw material costs and availability, limiting availability of energy or raw materials on favorable terms. Variations in the cost of energy, which primarily reflect market prices for oil and natural gas, and for raw materials may significantly affect our operating results from period to period. Consolidation in the industries providing our raw materials may also have an impact on the cost and availability of such materials. To the extent we do not have fixed price contracts with respect to specific raw materials, we have no control over the costs of raw materials, and such costs may fluctuate widely for a variety of reasons, including changes in availability, major capacity additions or reductions, or significant facility operating problems.

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

The Chemours Company

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

We may be required to record a significant non-cash charge in our financial statements during the period in which any impairment of our long-lived assets, including goodwill, or other assets is determined, negatively impacting our results of operations. We have a significant amount of long-lived assets on our consolidated balance sheets. Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 1 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our long-lived assets and goodwill may not be recoverable, include, but are not limited to, changes in the industrial, economic, political, social, and physical landscapes in which we operate, a decline in our stock price and market capitalization, reduced future cash flow estimates, changes in discount rate, as well as competition or other factors leading to a reduction in expected long-term sales or profitability. We historically experienced significant fluctuations in our stock price, and any sustained decline in our stock price in the future could indicate the carrying value of our goodwill may not be recoverable.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “Tax Act”), which includes significant changes to various tax provisions previously enacted by the Tax Cuts and Jobs Act of 2017 (“TCJA”). Among other things, the Tax Act makes permanent extension of certain expiring provisions of TCJA, modifies certain aspects of the international tax framework, and restores favorable tax treatment for certain business provisions. While we have incorporated the impacts of provisions with 2025 effective dates into our provision for income taxes for the quarter, we continue to

The Chemours Company

evaluate the impact of the Tax Act for future tax years, notably with respect to interest expense deductibility and U.S. taxation of earnings by our non-US subsidiaries.

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

The Chemours Company

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

Risks Related to Our Operations

Our ability to make future strategic decisions regarding our manufacturing operations are subject to regulatory, environmental, political, legal, and economic risks, and to a certain extent may be subject to consents or cooperation from EID under the agreements entered into between us and EID as part of the Separation. These could adversely affect our ability to execute our future strategic decisions and our results of operations, financial condition, and cash flows.

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

Our results of operations and financial condition could be seriously impacted by business disruptions, including environmental, weather, and natural disasters, as well as other events outside of our control.

We and certain of our customers and suppliers have experienced business and/or supply chain disruptions, plant downtime, power outages, and other disruptions, caused by events outside of our control, including, among other things, environmental and natural disaster incidents. The nature of our business dictates that we maintain significant concentrations of physical assets, many of which are large users of water, in geographic locations that may be vulnerable to the impacts of climate change, including weather or geological events or natural disasters, such as, but not limited to, hurricanes, earthquakes, flood, prolonged droughts or wild fires (whether as a result of climate change or otherwise), significant changes in storm patterns and intensities, water shortages, increasing atmospheric and water temperatures, and rising sea levels. Water scarcity in particular may restrict our ability to operate certain facilities or require us to incur additional capital, operational, or sourcing costs. Such events could also seriously harm our operations, as well as the operations of our customers and suppliers, and accordingly, we continue to study the long-term implications of changing climate parameters on plant siting, operational issues, and water availability. For example, in June 2024, we had to temporarily pause production at our Altamira TiO2 manufacturing facility in Mexico for approximately three weeks due to severe drought conditions. We may experience similar type disruptions in the future, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.

Furthermore, our operations depend on third parties, and disruptions affecting those third parties or other external factors outside of our control could materially affect our business. These disruptions may arise from operational failures, labor shortages or labor disputes, financial distress, equipment malfunctions, delays in permitting or regulatory approvals, constraints in the availability of raw materials or critical inputs, or other events outside of our control. For example, in July 2025, we began experiencing production constraints following a local power outage at our Washington Works, West Virginia site, we identified damage to a critical piece of equipment that resulted in unscheduled downtime into August. Any such third-party failure or delay could interrupt production, delay deliveries of raw materials, increase costs, limit product availability or impair our ability to meet customer demand.

Preparedness plans pertaining to the physical aspects of our business have been developed with detailed actions needed in the event of unforeseen events or severe weather. We also engineer our facilities to better withstand these events and hold insurance coverage to protect against losses from physical damage and related business interruptions. These measures have historically been in place, and such activities and associated costs are driven by normal operational preparedness. However, there can be no assurance that such measures will be effective for a particular event that we may experience.

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

We and certain third parties (e.g., vendors, suppliers and other service providers) whom we rely on have experienced business and/or supply chain disruptions, plant downtime, power outages, and/or information technology system and network disruptions. These types of disruptions may be caused by, among other things, acts of sabotage, employee and vendor error or other actions, geo-political activity, military actions, cybersecurity incidents, data breaches and terrorism (including cyberterrorism). Although none of the aforementioned disruptions and/or events has materially impacted us to date, we may experience similar type disruptions in the future, which could have a material negative impact on our business, results of operations, financial condition, and cash flows in the future.

Failure to effectively prevent, detect, and recover from security incidents or data breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches, or other disruptions, could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales, and interference with regulatory compliance. Such risks are particularly relevant in consideration of remote working arrangements utilized by our workforce where practicable. Like most major corporations, we have been, and expect to be, the target of industrial espionage, including cyberattacks, from time to time. We have determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information, and have included the obtaining of trade secrets and proprietary information related to the chloride manufacturing process for TiO2 pigment by third parties. Although we do not believe that we have experienced any material losses to date related to these breaches, there can be no assurance that we will not suffer any such losses in the future. We actively manage the risks within our control that could lead to business disruptions, security incidents and data breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition, or results of operations.

Our information technology is provided by a combination of internal and external services and service providers, and we rely on information technology in many aspects of our business, including internal and external communications, and the management of our accounting, finance, and supply chain functions. Further, our business involves the use, storage, and transmission of information about customers, suppliers, and employees. As we become more dependent on information technology to conduct our business, and as the number and sophistication of cyberattacks increases, the risks associated with cybersecurity, information security, and data privacy also increases. In response to such risks, we provide our employees with cyber and information security training on a periodic and an annual basis. We have a comprehensive approach to cyber security which includes a cyber security education program focused on cyber risk and prevention measures, using online situational awareness training and continuous phishing simulations. The third parties with which we do business may also be sources or targets of cybersecurity or other technological risks. While we engage in actions to reduce our exposure to third-party risks, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Failure to maintain effective internal control over our information technology and infrastructure could materially adversely affect our business, financial condition, or results of operations, and/or have a material adverse impact on our stock price.

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

The Chemours Company

Our use of new and evolving technologies, including AI, may present risks and challenges that could adversely impact our business, competitive position, and financial condition.

The use of AI in our operations and product development may introduce new cybersecurity and data privacy risks, including vulnerabilities in AI algorithms, unauthorized data access, unintended bias in automated decision-making, potential for AI systems to process or generate personal data in ways that violate data privacy regulations, inadvertent exposure of confidential business information or trade secrets, and potential liability for discriminatory outcomes from AI systems. These AI-related risks may be difficult to detect, prevent, or remediate, and could result in regulatory investigations, fines, litigation, reputational damage, and increased compliance costs as well as impact our financial condition and results of operations. In addition, malicious actors may leverage increasingly sophisticated AI-driven techniques to attempt to gain unauthorized access to our networks, compromise personal or confidential information, or misappropriate intellectual property. Any successful attack, misuse, or system failure could result in business disruptions, reputational harm, regulatory scrutiny, litigation, financial losses, or penalties.

The use of AI technologies can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools. Our vendors may also incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security.

In addition, the competitive impact of AI remains uncertain and may evolve rapidly. Our competitors may deploy AI technologies more effectively, use AI to improve their operations or products more rapidly, or develop new offerings enabled by AI that could reduce demand for our products or otherwise place us at a competitive disadvantage. There can be no assurance that our use of AI will enhance our business operations, improve efficiency, or otherwise result in anticipated benefits. These risks associated with AI could materially and adversely affect our reputation, business operations, financial condition, and results of operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows or significantly changes, our internal controls may become more complex, and we could require significantly more resources to ensure our internal controls remain effective. In 2023, we identified certain material weaknesses in our internal control over financial reporting, all of which were remediated in 2024. Although all material weaknesses identified in 2023 were remediated in 2024, if we identify material weaknesses in the future, it could negatively impact our operations or the market value of our common stock. Additionally, the existence of any material weakness may require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.

The Chemours Company

Our success depends on our ability to attract and retain key employees, and to identify and develop talented personnel to succeed our senior management key employees or members of our board of directors.

Our success depends on our ability to attract, retain, and develop our key employees, including our senior management team, which is currently led by our Chief Executive Officer, and to identify and prepare successors for critical roles. If we are unable to identify, attract, retain, and develop a talented, diverse set of leaders, whether due to technical, geographical, social, or other differences, our results of operations, financial condition, and cash flows could be adversely affected. Further, if we are unable to effectively plan for the succession of our senior management team or members of our board of directors, our results of operations, financial condition, and cash flows could be adversely affected, as we may be unable to realize our business strategy. Leadership transitions in senior management or changes in the composition of our board of directors may result in the loss of institutional knowledge, create uncertainty within our organization, or disrupt the execution of our strategic initiatives. Such transitions can increase the risk of turnover among key personnel, require significant time and attention from management and the board, and may impact the effectiveness of our internal control environment. While our ongoing personnel practices identify a succession process for our key employees, we cannot guarantee the effectiveness of this process, the continuity of highly-qualified individuals serving in all of our key positions at particular moments in time, and/or the completeness of any knowledge transfer at the time of succession, including its impacts on our general operations and on our internal control over our financial reporting.

Risks Related to Our Indebtedness

Our current level of indebtedness could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our obligations under our indebtedness, which may have a material adverse effect on us.

As of December 31, 2025, we had approximately $4.2 billion of indebtedness. At December 31, 2025, together with the guarantors, we had approximately $1.5 billion of indebtedness outstanding under our senior secured credit facilities, and a net $955 million of revolving credit facility (“Revolving Credit Facility”) unused commitment after letters of credit, which would be senior secured indebtedness, if drawn (collectively, the “Senior Secured Credit Facilities”). Our current level of indebtedness and the maturities of our indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. The level of our indebtedness could have other important consequences on our business, including:

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
•
limiting our flexibility in refinancing and increasing our financing costs in connection with any refinancing of existing indebtedness;
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

The Chemours Company

Our ability to make scheduled payments on our indebtedness, including on our outstanding notes, to comply with covenants in our debt instruments and to refinance our indebtedness, including on our outstanding notes, depends on and is subject to our financial condition and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors (many of which are beyond our control), including the availability of financing in the international banking and capital markets. We cannot be certain that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the outstanding notes, to refinance our debt, or to fund our other liquidity needs. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

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

Moreover, in the event of a default of our debt service obligations, if not cured or waived, the holders of the applicable indebtedness, including holders of our outstanding notes and the Senior Secured Credit Facilities, could elect to declare all the borrowed funds outstanding to be due and payable, together with accrued and unpaid interest. Our assets or cash flows may not be sufficient to fully repay outstanding borrowings under our debt instruments if accelerated upon an event of default. First, a default in our debt service obligations in respect of the outstanding notes would result in a cross-default under the Senior Secured Credit Facilities. The foregoing would permit the lenders under the Revolving Credit Facility to terminate their commitments thereunder and cease making further loans, and would allow the lenders under the Senior Secured Credit Facilities to declare all loans immediately due and payable and to institute foreclosure proceedings against their collateral. Second, any event of default or declaration of acceleration under the Senior Secured Credit Facilities or certain other agreements relating to our outstanding indebtedness could also result in an event of default under the indenture governing the outstanding notes, and any event of default or declaration of acceleration under any other of our outstanding indebtedness may also contain a cross-default provision. Any such default, event of default if not cured or waived, or declaration of acceleration could force us into bankruptcy, reorganization, insolvency, or liquidation.

Refer to “Note 20 – Debt” to the Consolidated Financial Statements for further discussion related to our indebtedness.

Despite our current level of indebtedness, we may incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

Notwithstanding our current level of indebtedness, we may incur significant additional indebtedness and related interest expense in the future, including additional secured indebtedness (including the $1 billion maximum capacity under the Revolving Credit Facility) that would be effectively senior to our outstanding notes. Although the indenture that governs the outstanding notes and the credit agreement that governs the Senior Secured Credit Facilities contain restrictions on our ability to incur additional indebtedness and to enter into certain types of other transactions, these restrictions are subject to a number of significant qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions, including additional secured indebtedness, could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. To the extent such new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.

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

Additionally, our failure to maintain the credit ratings on our debt securities, including the outstanding notes, could negatively affect our ability to access capital and could increase our interest expense on future indebtedness. We expect the credit rating agencies to periodically review our capital structure and the quality and stability of our earnings, including environmental, social and governance-related impacts. Deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our overall credit ratings and our debt securities. On August 22, 2025, Moody's affirmed our Ba3 rating with a revised negative outlook. On April 16, 2025, S&P Global affirmed our BB- credit rating with negative outlook. These negative rating agency actions could constrain the capital available to us, reduce or eliminate available borrowing to us, and could limit our access to and/or increase the cost of funding our operations. If, as a result, our ability to access capital when needed becomes constrained, our interest costs could increase, which could have material adverse effect on our results of operations, financial condition, and cash flows.

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

Our borrowings under the Senior Secured Credit Facilities are at variable rates and expose us to interest rate risk. As a result, if interest rates increase, our debt service obligations under the Senior Secured Credit Facilities or other variable rate debt would increase, even though the amount borrowed would remain the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. We may use, from time to time, derivative instruments to mitigate interest rate risk. However, there is no guarantee that derivative contracts may be available to us and/or if such contracts will provide the desired results. As of December 31, 2025, we had approximately $1.5 billion of our outstanding debt under the Senior Secured Credit Facilities at variable interest rates, which resulted in interest expense of $104 million.

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

Although we currently believe we have adequate liquidity, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance our current and future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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
•
changes in our credit ratings or our ability to access financing on acceptable terms;
•
overall market fluctuations and domestic and worldwide economic conditions; and,
•
other factors described within this Item 1A – Risk Factors, and elsewhere within this Annual Report on Form 10-K.

A significant drop or rise in our stock price could expose us to costly and time-consuming litigation and may lead to an increase in shareholder activism and could adversely affect our relationship with shareholders, including employees receiving stock-based compensation, which could result in substantial costs and divert management’s attention and resources, resulting in an adverse effect on our business. See also “As a result of the audit committee internal review in 2024, we may be exposed to civil and criminal litigation from investors and/or regulatory entities and significant financial and operational costs, which may adversely affect our reputation, results of operations, financial condition, and cash flows" for a discussion of recent requests for information and potential private litigation.

We cannot guarantee the timing or amount of our dividends, if any, and/or our share repurchases, which are subject to a number of uncertainties that may affect the price of our common stock.

The declaration, payment, and amount of any dividends, and/or the decision to purchase common stock under our share repurchase programs, are subject to the sole discretion of our board of directors and, in the context of our capital allocation strategy, will depend upon many factors, including our financial condition, operating results, cash flows, and relevant prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and obligations arising from resolution of legal or other contingencies, and other factors that our board of directors may deem relevant, and there can be no assurances that we will continue to pay a dividend or repurchase our common shares in the future. In addition, changes in our credit ratings, financing conditions, or debt-covenant compliance may further restrict our ability to fund dividends or repurchase shares.

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

A stockholder’s percentage ownership in our common stock may be diluted because of equity issuances for acquisitions, capital market transactions, refinancing activities or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers, and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

The Chemours Company

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
•
protecting our intellectual property;
•
Maintaining compliance with applicable global regulatory requirements;
•
maintaining the confidence of our customers, business partners and other stakeholders; and
•
providing appropriate public disclosure of cybersecurity risks and incidents, when required.

The Chief Information Security Officer (“CISO”) is the Chemours executive principally responsible for managing and maintaining the Program, is accountable for managing risk, ensuring that the organization’s security posture is aligned with its business objectives, and providing timely updates to senior management on such efforts. The CISO reports to the Chief Information Officer. The current CISO has more than 25 years of information technology, cyber and information security experience with multiple companies in the manufacturing and critical infrastructure sectors.

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

The following chart sets forth our production facilities at December 31, 2025.

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

The following chart sets forth our stand-alone technical centers at December 31, 2025.

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
(3)
Shared site between the Thermal & Specialized Solutions and Advanced Performance Materials segments.
(4)
Shared site between the Thermal & Specialized Solutions, Titanium Technologies, and Advanced Performance Materials segments.

Our plants and equipment are maintained in good operating condition. We believe that we have sufficient production capacity for our primary products to meet demand in 2026. Our properties are primarily owned by us; however, certain properties are leased, as noted in the preceding tables.

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

The Chemours Company

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

Denise Dignam, age 60, serves as our President and Chief Executive Officer. Ms. Dignam was appointed Chief Executive Officer in March 2024. Ms. Dignam joined Chemours in 2015 and has served as our President – Titanium Technologies, from 2023 to 2024; President – Advanced Performance Materials from 2021 to 2023; Vice President of Global Operations – Fluoroproducts, from 2019 to 2021; Global Senior Business Director – Fluoropolymers, from 2016 to 2019; and North American Business Director – Diversified Technologies and Industrial Resins, from 2015 to 2016. Previously, she worked at EID in various roles, including Director of Global Supply Chain – Fluoroproducts, from 2013 to 2014; Global Business Manager of Sulfur Products, from 2009 to 2013; and Global Sales Manager of Clean Technologies from 2007 to 2009. Ms. Dignam joined EID in 1988 as a design engineer.

Shane Hostetter, age 44, serves as our Chief Financial Officer. Mr. Hostetter was appointed to this role in July 2024. Prior to joining Chemours, Mr. Hostetter served as Executive Vice President, Chief Financial Officer of Quaker Chemical Corporation ("Quaker Houghton") since March 2023, and also served as Chief Accounting Officer from October 2023 to January 2024. Mr. Hostetter previously served as Quaker Houghton's Senior Vice President, Chief Financial Officer from April 2021 through February 2023. Prior to that role, he served as Vice President, Finance and Chief Accounting Officer from August 2019 until April 2021, and Global Controller and Principal Accounting Officer from September 2014 until July 2019. Prior to Quaker Houghton, Mr. Hostetter held several financial leadership roles at Pulse Electronics Corporation. Mr. Hostetter began his career at PricewaterhouseCoopers LLP ("PwC") within the assurance practice.

Joseph T. Martinko, age 58, serves as our President – Thermal & Specialized Solutions. Mr. Martinko was appointed to this role in July 2023. Mr. Martinko joined Chemours in 2015 and served as Global Business and Marketing Director – Opteon™ products from 2015 to 2019 and Senior Business Director, Americas, from 2019 to 2023. Previously, Mr. Martinko worked at EID in various roles in the fluorochemicals business including North America General Manager and various Global sales, business and marketing roles in Fluoroproducts. Mr. Martinko joined EID in 1995 and had Safety, Health and Environmental and Operations responsibility for several manufacturing units at EID's Chambers Works Facility.

Gerardo Familiar, age 50, serves as our President – Advanced Performance Materials. Mr. Familiar was appointed to this role in March 2023. Mr. Familiar joined Chemours in 2015 and has served as our General Manager - Chemours Hydrogen Venture from 2022 to 2023; Senior Director of TSS Global Strategy, Marketing, and Regulatory Affairs from 2020 to 2022; Director of Investor Relations from 2019 to 2020; Global Business Director and President - Chemours Mexico from 2016 to 2019; and Global Business Director - Coatings from 2015 to 2016. Previously, he worked at EID in various roles, including Global Business Manager from 2014 to 2015; and Business & Marketing Manager North America - APM & TSS from 2013 to 2014. Mr. Familiar joined EID in 2002 as a Sales and Marketing Leader - Mexico and Central America. Prior to joining EID, Mr. Familiar was a Senior Consultant at PwC from 2000 to 2002; and a Business Consultant at Decide MX from 1995 to 1999.

Kristine Wellman, age 56, serves as our Senior Vice President, General Counsel and Corporate Secretary. Ms. Wellman was appointed Senior Vice President, General Counsel & Corporate Secretary in October 2022. Ms. Wellman joined Chemours in December 2014 and has held several positions within the Company throughout her tenure. Ms. Wellman served as Associate General Counsel and Assistant Corporate Secretary from July 2015 through February 2019, and a Vice President from March 2018 through February 2019. Ms. Wellman joined business operations for the Fluoroproducts business in March 2019, serving as Plant Manager, Chambers Works, from March 2019 through November 2020. From December 2020 through November 2021, Ms. Wellman served as Vice President, Advanced Performance Materials, Sustainability. She next was appointed to Vice President, Strategic Planning until September 30, 2022. Prior to joining Chemours, Ms. Wellman held legal leadership positions at several financial institutions, including Senior Vice President and Chief Counsel, Capital One, from February 2012 through November 2014, General Counsel ING Bank, fsb, a U.S. subsidiary of ING Group, N.V., from August 2010 through February 2012, and positions of increasing responsibility within the legal department of Branch Banking & Trust Company (BBT) from June 2006 through July 2010, including Senior Vice President and Deputy General Counsel, July 2008 through July 2010. In 1995, Ms. Wellman began her legal career in private practice focusing on M&A, corporate and securities law, and corporate governance.

Michael Foley, age 54, has been appointed to join Chemours and will serve as the President - Titanium Technologies, with an effective date of February 4, 2026. Mr. Foley joins Chemours with extensive leadership experience in the chemical industry. Most recently, he served as President & General Manager of the Formulated Specialties Business at Momentive Performance Materials, overseeing a $1 billion portfolio across five business units, eight manufacturing sites, and 2,000 employees worldwide. His career includes transformative roles in portfolio optimization, organizational restructuring, and operational excellence at Momentive, as well as leadership positions at General Electric, where he was recognized for expertise in Lean and Six Sigma methodologies. Mr. Foley holds a Bachelor of Science in Environmental Engineering and an MBA from Rensselaer Polytechnic Institute.

The Chemours Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol, “CC”. The number of record holders of our common stock was 32,027 at February 18, 2026. Holders of our common stock are entitled to receive dividends when they are declared by our board of directors, and dividends are generally declared and paid on a quarterly basis. Our stock transfer agent and registrar is Computershare Trust Company, N.A.

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

Through December 31, 2025, we purchased a cumulative 10,342,722 shares of our issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 million at an average share price of $29.90 per share. There were no share repurchases under the 2022 Share Repurchase Program for the three months and year ended December 31, 2025. The aggregate amount of our common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2025 was $441 million, though we do not anticipate repurchases under the 2022 Share Repurchase Program.

The Chemours Company

Stock Performance Graph

The following graph presents the five-year cumulative total stockholder returns for our common stock through December 31, 2025 compared with the Standard & Poor’s (“S&P”) MidCap 400 and the S&P MidCap 400 Chemical indices.

The graph assumes that the values of our common stock, the S&P MidCap 400 index, and the S&P MidCap 400 Chemical index were each $100 on December 31, 2020, and that all dividends were reinvested.

Item 6. RESERVED

The Chemours Company

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) supplements the Consolidated Financial Statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in our financial condition, and the results of our operations for the periods presented. For the year ended December 31, 2023, and changes from the year ended December 31, 2023 to the year ended December 31, 2024, management’s discussion and analysis pertaining to our financial condition, changes in our financial condition, and the results of our operations have been omitted from this MD&A and may be found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations as included in our Annual Report on Form 10-K for the year ended December 31, 2024. This MD&A should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Sale of Former Taiwan Titanium Technologies Site

In January 2026, we, through our subsidiary, The Chemours (Taiwan) Company Limited, entered into the Purchase Agreements with four entities affiliated with each other: Century Wind Power Co., Ltd., Century Iron and Steel Industrial Co., Ltd., Century Huaxin Wind Energy Co., Ltd. and Mr. Lai Wen-Hsiang, to sell ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360 million. We anticipate that the sale of the Property will be completed through one or more closings, which are expected to occur by mid-year 2026, subject to the satisfaction of certain closing conditions set forth in the Purchase Agreements and local regulatory approval, inclusive of environmental conditions. We intend to use the cash proceeds from the sale of the Property to reduce the Company’s debt obligations.

Washington Works Operational Disruption

In January 2026, our Washington Works site experienced a disruption that necessitated a temporary shutdown, limiting our capacity at this key manufacturing facility in our Advanced Performance Materials business. This event was traced to equipment affected by a local utility service outage in August of 2025, which is integral to our fluoropolymer supply chain and involves complex chemical processing technology. Although operations have resumed, the unplanned outage coincided with challenging winter weather, resulting in delays to the restart. This unplanned outage is expected to have a negative earnings impact of $20 million to $25 million for APM in the first quarter of 2026.

The Chemours Company

Titanium Technologies Updates

As part of our Portfolio Management pillar of our Pathway to Thrive Strategy, in January 2026, we made the strategic decision to temporarily idle one of our mines located in northern Florida and transition to a third-party earth-moving contractor. This revised approach is expected to support our overall cost efforts and promote improved cash generation. Also in our Titanium Technologies business, in February 2026, we welcomed Michael Foley as the new business president.

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

European Accounts Receivable Factoring Arrangement

On October 13, 2025, we entered into a Receivables Purchase Agreement (the "Purchase Agreement") with BNP Paribas Factor GmbH (“BNP”). Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Purchase Agreement extends through October 31, 2026 and will be automatically extended for one-year period, unless earlier terminated in accordance with the terms of the Purchase Agreement.

Tariffs

The chemicals sector has been and continues to be impacted by changes in U.S. and foreign trade policies, particularly the introduction and adjustment of tariffs by the United States as well as foreign retaliatory tariffs. We actively monitor changes and adjust our operations accordingly to enhance supply chain flexibility, including taking certain pricing actions and evaluating opportunities to source products not directly impacted by existing or potential tariffs. The long-term impact of tariffs, including potential changes to existing tariffs or the imposition of further retaliatory trade measures, on our business, financial condition and results of operations remains uncertain.

The Chemours Company

Results of Operations and Business Highlights

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024
Net sales	$5,808	$5,782
Cost of goods sold	4,906	4,640
Gross profit	902	1,142
Selling, general, and administrative expense	799	598
Research and development expense	108	109
Restructuring, asset-related, and other charges	59	60
Goodwill impairment charge	—	56
Total other operating expenses	966	823
Equity in earnings of affiliates	35	43
Interest expense, net	(269)	(263)
Loss on extinguishment of debt	(5)	(1)
Other income, net	26	8
(Loss) income before income taxes	(277)	106
Provision for income taxes	109	37
Net (loss) income	(386)	69
Less: Net income attributable to non-controlling interests	—	—
Net (loss) income attributable to Chemours	$(386)	$69
Per share data
Basic (loss) earnings per share of common stock	$(2.57)	$0.46
Diluted (loss) earnings per share of common stock	(2.57)	0.46

Net Sales

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our net sales for the year ended December 31, 2025.

Change in net sales from prior period	Year Ended December 31, 2025
Price	—%
Volume	—%
Currency	—%
Portfolio	—%
Total change in net sales	—%

Our net sales increased by $26 million (or 0%) to $5.8 billion for the year ended December 31, 2025, compared with net sales of $5.8 billion for the same period in 2024. The increase in our net sales for the year ended December 31, 2025 was primarily attributable to a $236 million increase in our Thermal & Specialized Solutions segment net sales, partially offset by a $143 million and $63 million decrease in our Titanium Technologies and Advance Performance Materials segment net sales, respectively.

The drivers of these changes for each of our reportable segments are discussed further under the “Segment Reviews” section within this MD&A.

Cost of Goods Sold

Our cost of goods sold (“COGS”) increased by $266 million (or 6%) to $4.9 billion for the year ended December 31, 2025, compared with COGS of $4.6 billion for the same period in 2024. The increase in our COGS for the year ended December 31, 2025 was primarily attributable to higher raw materials costs.

The Chemours Company

Selling, General, and Administrative Expense

Our selling, general, and administrative (“SG&A”) expense increased by $201 million (or 34%) to $799 million for the year ended December 31, 2025, compared with SG&A expense of $598 million for the same period in 2024. The increase in our SG&A expense was primarily attributable to the litigation-related charges of $270 million associated with the settlement agreement with the State of New Jersey (as described in "Note 22 - Commitments and Contingent Liabilities) partially offset by an approximately $15 million decrease in consultant spending, a $15 million decrease in IT expenses, approximately $20 million of lower costs incurred related to the audit committee internal review and approximately $15 million of lower third-party costs related to the Titanium Technologies Transformation Plan.

Research and Development Expense

Our research and development (“R&D”) expense was relatively flat at $108 million for the year ended December 31, 2025, compared with R&D expense of $109 million for the year ended December 31, 2024.

Restructuring, Asset-related, and Other Charges

Our restructuring, asset-related, and other charges decreased by $1 million (or 2%) to $59 million for the year ended December 31, 2025, compared with $60 million for the same period in 2024.

For the year ended December 31, 2025, our restructuring, asset-related, and other charges were primarily attributable to non-cash asset-related charges of $24 million, employee separation charges of $13 million and decommissioning and other charges of $15 million related to the SPS CapstoneTM Exit. The $24 million of asset related charges primarily includes $23 million of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. For the year ended December 31, 2025, the Company also recorded $7 million related to the write-off of certain inventories that can no longer be utilized following the exit of the SPS CapstoneTM business. In addition, for the year ended December 31, 2025, charges included $6 million of decommissioning and other charges related to the Titanium Technologies Transformation Plan.

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

Goodwill Impairment Charge

In the third quarter of 2024, we concluded a triggering event was present for our Advanced Performance Materials reporting unit and associated goodwill. As a result of the quantitative goodwill impairment analysis performed, we concluded the carrying amount of the Advanced Performance Materials reporting unit exceeded its fair value. As a result of this analysis, we recognized a goodwill impairment charge of $56 million related to the Advanced Performance Materials reporting unit for the year ended December 31, 2024. For the year ended December 31, 2025, there was no goodwill impairment charge. Refer to "Critical Accounting Policies and Estimates within this Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations as well as "Note 15 – Goodwill and Other Intangible Assets, Net" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further details.

Equity in Earnings of Affiliates

Our equity in earnings of affiliates decreased by $8 million (or 19%) to $35 million for the year ended December 31, 2025, compared with equity in earnings of affiliates of $43 million for the same period in 2024. The decrease in our equity in earnings of affiliates for the year ended December 31, 2025 was primarily attributable to lower demand in the region where our investees operate.

Interest Expense, Net

Our interest expense, net increased by $6 million (or 2%) to $269 million for the year ended December 31, 2025, compared with interest expense, net of $263 million for the same period in 2024. The increase in our interest expense, net for the year ended December 31, 2025 was primarily attributable to higher interest rates on our variable rate debt and higher debt principal following the issuance of the 2033 Notes in November 2024.

Loss on Extinguishment of Debt

For the year ended December 31, 2025, we recognized a net loss on extinguishment of debt of $5 million primarily in connection with the redemption of the senior secured U.S. Dollar Term Loan due October 2032. For the year ended December 31, 2024, we recognized a net loss on extinguishment of debt of $1 million in connection with the redemption of the euro-denominated 4.000% senior notes due May 2026.

The Chemours Company

Other Income, Net

Our other income, net increased by $18 million (or over 100%) to $26 million for the year ended December 31, 2025, compared with other income, net of $8 million for the same period in 2024. The increase in our other income, net for the year ended December 31, 2025 was primarily attributable to the gain on sale of $7 million related to certain parcels of land at our manufacturing site in Kuan Yin, Taiwan (as further described in "Note 13 – Property, Plant and Equipment, Net"), proceeds from a settlement of a patent infringement matter relating to certain copolymer patents associated with our Advanced Performance Materials segment, royalty income from technology licensing and non-operating pension and other post-retirement employee benefit income.

Provision for (Benefit from) Income Taxes

We recognized a provision for income taxes of $109 million and $37 million for the years ended December 31, 2025 and 2024, respectively. Our provision for (benefit from) income taxes represented effective tax rates of (39)% and 35% for the years ended December 31, 2025 and 2024, respectively.

The $109 million provision for income taxes for the year ended December 31, 2025 was primarily attributable to $181 million tax expense to record a valuation allowance against our deferred tax asset for U.S. federal, foreign, and state partially offset by an $81 million tax benefit related to environmental and litigation reserves recorded during the quarter. We continue to record any changes and impacts related to the Organization for Economic Co-operation and Development Global Anti-Base Erosion Model Rules ("Pillar Two"); however, the impact was not material.

The $37 million provision for income taxes for the year ended December 31, 2024 was primarily attributable to our geographic mix of earnings, a $10 million income tax expense associated with the filing of the US Tax return partially offset by a $7 million income tax benefit for the generation of U.S. research and development tax credits and by $9 million of income tax benefit related to the 2024 Restructuring Program.

On July 4, 2025, the U.S. government enacted the Tax Act, which includes significant changes to various tax provisions previously enacted by the TCJA. The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. While we have incorporated the impacts of provisions with 2025 effective dates into our provision for income taxes for the year-ended December 31, 2025, we continue to evaluate the impact of the Tax Act for future tax years, notably with respect to interest expense deductibility and U.S. taxation of earnings by our non-US subsidiaries.

Valuation allowance require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assessment is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible. Our US federal, state, and foreign valuation allowances are based on projections of taxable income, which may be subject to change in the future, and may be impacted by the Tax Act provisions going into effect in 2026 regarding interest deductibility limitations, and events subsequent to our Balance Sheet date including the previously disclosed sale of land in Kuan Yin, Taiwan and any future costs incurred in connection with Note 22, Commitments and Contingent Liabilities.

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

A reconciliation of Segment Adjusted EBITDA to our consolidated income (loss) before income taxes for the years ended December 31, 2025 and 2024 is included in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The Chemours Company

Thermal & Specialized Solutions

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Thermal & Specialized Solutions segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Segment net sales	$2,066	$1,830
Adjusted EBITDA	670	571
Adjusted EBITDA margin	32%	31%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Thermal & Specialized Solutions segment’s net sales for the year ended December 31, 2025.

Change in segment net sales from prior period	Year Ended December 31, 2025
Price	5%
Volume	8%
Currency	—%
Portfolio	—%
Total change in segment net sales	13%

Segment Net Sales

Our Thermal & Specialized Solutions segment’s net sales increased by $236 million (or 13%) to $2.1 billion for the year ended December 31, 2025, compared with segment net sales of $1.8 billion for the same period in 2024. The increase in segment net sales for the year ended December 31, 2025 was primarily attributable to an increase in price of 5% and 8% increase in volume compared to the same period of the prior year. The increase in price was primarily related to stronger OpteonTM Refrigerant aftermarket demand. The increase in volume was primarily attributable to stronger demand for OpteonTM Refrigerant blends in connection with the stationary air conditioning transition to low global warming potential refrigerants under the U.S. AIM Act, partially offset by lower volumes for FreonTM Refrigerant products in connection with this regulatory transition. Currency was flat for the year ended December 31, 2025 when compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA increased by $99 million (or 17%) to $670 million and Segment Adjusted EBITDA margin increased by approximately 100 basis points to 32% for the year ended December 31, 2025, compared with Segment Adjusted EBITDA of $571 million and Segment Adjusted EBITDA margin of 31% for the same period in 2024. The increases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2025 was primarily attributable to the aforementioned increase in volume as a result of higher demand within the OpteonTM Refrigerant portfolio as mentioned above, as well as an increase in price primarily related to stronger OpteonTM Refrigerant aftermarket demand, partially offset by the input costs headwinds.

The Chemours Company

Titanium Technologies

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Titanium Technologies segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Segment net sales	$2,429	$2,572
Adjusted EBITDA	145	301
Adjusted EBITDA margin	6%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Titanium Technologies segment’s net sales for the year ended December 31, 2025.

Change in segment net sales from prior period	Year Ended December 31, 2025
Price	(6)%
Volume	(1)%
Currency	1%
Portfolio	—%
Total change in segment net sales	(6)%

Segment Net Sales

Our Titanium Technologies segment’s net sales decreased by $143 million (or 6%) to $2.4 billion for the year ended December 31, 2025, compared with segment net sales of $2.6 billion for the same period in 2024. The decrease in segment net sales for the year ended December 31, 2025 was primarily attributable to a 6% price decrease, as well as a 1% volume decrease. This was partially offset by favorable currency movements which added a 1% tailwind to the segment's net sales for the year ended December 31, 2025 compared to the same period of the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $156 million (or 52%) to $145 million and Segment Adjusted EBITDA margin decreased by approximately 600 basis points to 6% for the year ended December 31, 2025, compared with Segment Adjusted EBITDA of $301 million and Segment Adjusted EBITDA margin of 12% for the same period in 2024. The decreases in Segment Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2025 was primarily attributable to the aforementioned decrease in price, lower cost absorption related to decisions to reduce production level, along with operational disruption costs of approximately $41 million, including the previously disclosed impacts from cold weather downtime and rail line service interruption. As previously disclosed, these disruptions were primarily caused by a rail line service interruption impacting feedstock mix and other limited operational issues. In order to fulfill customer orders, due to this rail line interruption, we elected to consume higher-cost ore feedstock, which resulted in incremental costs of $15 million in the second quarter. The net costs associated with other operational disruptions were $26 million for the previous quarters. These operational headwinds were partially offset by continued cost savings under the Titanium Technologies Transformation Plan.

The Chemours Company

Advanced Performance Materials

The following table sets forth the net sales, Adjusted EBITDA, and Adjusted EBITDA margin amounts for our Advanced Performance Materials segment for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Segment net sales	$1,263	$1,326
Adjusted EBITDA	108	160
Adjusted EBITDA margin	9%	12%

The following table sets forth the impacts of price, volume, currency, and portfolio changes on our Advanced Performance Materials segment’s net sales for the year ended December 31, 2025.

Change in segment net sales from prior period	Year Ended December 31, 2025
Price	3%
Volume	(8)%
Currency	—%
Portfolio	—%
Total change in segment net sales	(5)%

Segment Net Sales

Our Advanced Performance Materials segment’s net sales decreased by $63 million (or 5%) to $1.3 billion for the year ended December 31, 2025, compared with segment net sales of $1.3 billion for the same period in 2024. The decrease in segment net sales for the year ended December 31, 2025 was primarily attributable a decrease in volumes of 8%, partially offset by an increase in price of 3%. The decrease in volume was primarily driven by operational impacts related to the outage at the Washington Works site, the exit of the SPS CapstoneTM product line as well as weakness in cyclical end markets impacting Advanced Materials and products serving hydrogen markets under Performance Solutions. The increase in price was primarily driven by stronger pricing in high-value applications as well as pricing opportunities associated with the exit of the SPS Capstone™ product line.

Adjusted EBITDA and Adjusted EBITDA Margin

Segment Adjusted EBITDA decreased by $52 million (or 33%) to $108 million and Segment Adjusted EBITDA margin decreased by approximately 300 basis points to 9% for the year ended December 31, 2025, compared with Segment Adjusted EBITDA of $160 million and Segment Adjusted EBITDA margin of 12% for the year ended December 31, 2024. The decreases in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the year ended December 31, 2025 were primarily attributable to the operational impacts related to the outage at the Washington Works site. These disruptions were related to identified damages to critical pieces of equipment that led to an unscheduled full shutdown at our site, which resulted in an approximately $20 million impact to the third quarter. Additionally, as a result of the lower volumes described in previous paragraphs above, the second half of 2025 was impacted by higher costs as a result of lower fixed cost absorption, partially offset by an increase in price.

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

Corporate expenses decreased by $75 million (or 29%) to $181 million for the year ended December 31, 2025, compared with Corporate expenses of $256 million for the year ended December 31, 2024. The decrease in Corporate expenses for the year ended December 31, 2025 was primarily attributable to approximately $20 million of lower legacy-related legal and other settlement expenses, approximately $20 million of lower costs associated with the audit committee internal review, a $15 million decrease in IT expenses and an approximately $15 million decrease in consultant spending.

Unallocated items are those items excluded from the determination of Segment Adjusted EBITDA measure used by our CODM as described in the segment overview section of this MD&A and further described below as well as in “Note 29 – Geographic and Segment Information” to the Consolidated Financial Statements.

The following table sets forth our corporate and unallocated items for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Corporate expenses	$(181)	$(256)
Unallocated items:
Interest expense, net	(269)	(263)
Depreciation and amortization	(340)	(292)
Non-operating pension and other post-retirement employee benefit income	10	3
Exchange losses, net (Note 8 to the Consolidated Financial Statements)	(11)	(9)
Restructuring, asset-related, and other charges (Note 7 to the Consolidated Financial Statements) (1)	(35)	(58)
Goodwill impairment charge (Note 15 to the Consolidated Financial Statements)	—	(56)
Inventory write-offs (2)	(7)	—
Loss on extinguishment of debt	(5)	(1)
Gain on sales of assets and businesses, net (Note 4 to the Consolidated Financial Statements)	8	3
Transaction costs (3)	(7)	(18)
Qualified spend recovery (4)	42	26
Litigation-related charges (5)	(320)	2
Environmental charges (6)	(93)	(15)
Corporate expenses and unallocated items	$(1,208)	$(934)
(1)
As part of our decision to exit our SPS CapstoneTM business, we incurred accelerated depreciation charges of $23 million during the year ended December 31, 2025, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(2)
Inventory write-offs for the year ended December 31, 2025 represents write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(3)
In 2025, transaction costs includes $4 million of costs associated with the Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt". In 2025 and 2024, transaction costs also includes $1 million and $16 million of third-party costs, respectively, related to the Titanium Technologies Transformation Plan, which were not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(4)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(5)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2025, litigation-related charges primarily includes $270 million related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of New Jersey's settlement agreement reached in August 2025, $12 million in third-party legal fees directly related to the New Jersey Settlement agreement, $14 million related to the Company's portion of Chemours, DuPont, Corteva, EID's settlement agreement to resolve the Hoosick Falls class action lawsuit and $18 million related to reserves for asbestos and production liability matters. For the year ended December 31, 2024, litigation-related charges primarily includes $44 million of benefit from insurance recoveries, along with the $29 million accrual associated with the Ohio MDL.
(6)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2025, environmental charges primarily includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations and available cash. We also periodically utilize various financing facilities, including our receivables securitization facility, receivables factoring facility and supply chain financing arrangements with third-party financial institutions to provide working capital flexibility. Additionally, we have access to incremental liquidity, if needed, through borrowings under our debt financing arrangements, which includes borrowing capacity under our Revolving Credit Facility. We expect the liquidity from these sources will provide adequate funds to support the cash needs of our businesses through at least the end of February 2027.

At December 31, 2025, we had total unrestricted cash and cash equivalents of $670 million, of which $447 million is held by our foreign subsidiaries. The availability under our Revolving Credit Facility as of December 31, 2025 was $955 million, net of $45 million in outstanding letters of credit, and is subject to compliance with certain covenants, including those related to the last twelve months of our consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") and senior secured net debt, both of which are defined under the Credit Agreement. At December 31, 2025, we were in compliance with the applicable covenants under the Credit Agreement. Our revolving commitments are comprised of $780 million in revolving commitments that mature on May 2, 2030 and $220 million in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. Our debt financing arrangements are described in further detail in “Note 20 – Debt” to the Consolidated Financial Statements.

Subject to approval by our board of directors, we may raise additional capital or borrowings from time to time, or seek to refinance our existing debt. There can be no assurances that future capital or borrowings will be available to us, and the cost and availability of new capital or borrowings could be materially impacted by market conditions. Our borrowing costs can be impacted by short- and long-term debt ratings assigned by nationally recognized ratings agencies. On August 22, 2025, Moody's affirmed our Ba3 rating with a revised negative outlook. On April 16, 2025, S&P Global affirmed our BB- credit rating with negative outlook. Our debt ratings could constrain the capital available to us and could limit our access to and/or increase the cost of funding our operation. Further, the decision to refinance our existing debt is based on a number of factors, many of which are beyond our control, including general market conditions and our ability to refinance on attractive terms at any given point in time. Any attempts to raise additional capital or borrowings or refinance our existing debt could cause us to incur significant charges, including an increase in interest expense as a result of higher interest rates on any new or refinanced borrowings.

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

While we have historically generated operating cash flows through various past industry and economic cycles, we do have a historical pattern of seasonality with a working capital use of cash in the first half of the year, primarily driven by seasonal accounts receivable timing and, to a lesser extent, inventory builds, and a working capital source of cash in the second half of the year, as we sell product from inventory and collect receivables from customers. We expect working capital outflows in the first half of 2026 for the same historical reasons, as well as the settlement of higher levels of accounts payable as of December 31, 2025, due principally to the timing of higher purchases in the fourth quarter of 2025 for plant maintenance activity. We currently anticipate that we will remain in compliance with applicable covenants under the Credit Agreement through at least February 2027.

Throughout the year, we utilize supply chain financing arrangements with several third-party financial institutions to manage our working capital needs and enhance liquidity. We also participate in certain customers’ supply chain financing and other early pay programs as a routine source of working capital. During the years ended December 31, 2025 and 2024, we utilized various customer facilitated supply chain financing facilities to accelerate the collection of $414 million and $337 million, respectively, of our accounts receivable, incurring a discount amount of $6 million and $5 million, respectively, for both periods. These actions included the acceleration of collection of $149 million and $169 million of our accounts receivable during the fourth quarter of 2025 and 2024, respectively, which based on contractual terms would have otherwise been collected in the first quarter of 2026 and 2025, respectively. See “Note 11 – Accounts and Notes Receivable, Net” to the Consolidated Financial Statements for further details regarding our supplier financing programs.

The Chemours Company

In March 2025, the Company entered into Amendment No. 4 to its Amended and Restated Purchase Agreement in respect of its securitization facility to extend the maturity date from March 31, 2025 to March 31, 2028 and decrease the facility limit from $175 million to $165 million.

In May 2025, the Company entered into the Amendment No. 3 (the "Third Amendment") among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Third Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediately prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000 million, comprised of $780 million in revolving commitments that mature on May 2, 2030 and $220 million in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions.

In October 2025, the Company entered into Amendment No. 4 (the “Fourth Amendment”) among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Fourth Amendment extended the maturity date of the Company’s $1,050 million senior secured U.S. Dollar Term Loan from August 18, 2028 to October 15, 2032. The Fourth Amendment also changed the applicable margin in respect of the Dollar Term Loan to, at the election of the Company, adjusted Term SOFR + 3.50% or adjusted base rate plus 2.50%.

In October 2025, the Company entered into a Receivables Purchase Agreement with BNP Paribas Factor GmbH (“BNP”). Pursuant to the Purchase Agreement, and subject to the terms and conditions set forth therein, certain subsidiaries of the Company agreed to offer for sale and to sell, and BNP agreed to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180 million. The initial term of the Receivables Purchase Agreement extends through October 31, 2026 and will be automatically extended for one-year period, unless earlier terminated in accordance with the terms of the Purchase Agreement.

Thereby, as a result of the recent debt activity as mentioned above, the anticipated annual interest expense is expected to increase approximately $5 million. For further details, see “Note 20 – Debt” to the Consolidated Financial Statements.

A substantial majority of the $447 million of unrestricted cash and cash equivalents held by our foreign subsidiaries at December 31, 2025, is available for local operations or is readily convertible into currencies used in our worldwide operations, including the U.S. dollar. We are subject to restrictions imposed by the local governments in certain jurisdictions where we operate, which impose certain limitations on our ability to exchange currencies, repatriate earnings or capital, or create cross-border cash pooling arrangements. During the year ended December 31, 2025, we received approximately $137 million of net cash in the U.S. through intercompany loans and dividends. We believe we have the ability to fund U.S. operations cash requirements for working capital, dividends, investments, and other financing requirements through a mixture of repatriations, intercompany loans, and other actions. For further information related to our income tax positions, refer to “Note 9 – Income Taxes” to the Consolidated Financial Statements.

In addition, we monitor the third-party depository institutions that hold our cash and cash equivalents. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Over the course of the next 12 months and beyond, we anticipate making significant cash payments for known contractual and other obligations, which we expect to fund through cash generated from operations, available cash (including the current portion of restricted cash), receivables securitization, and our existing debt financing arrangements. As of December 31, 2025, such obligations include:

•
Principal and interest obligations on long-term debt – We are required to make quarterly principal payments related to our Dollar Term Loan, with the balance due at maturity. Principal payments are also due at maturity for our 5.375% senior unsecured notes due May 2027, the 5.750% senior unsecured notes due November 2028, the 4.625% senior unsecured notes due November 2029, and the 8.000% senior unsecured notes due January 2033 (collectively, the “Notes”). The earliest maturity date of our outstanding debt is scheduled in 2027. We anticipate that our scheduled debt principal maturities will be approximately $11 million, $505 million, $1,282 million, $631 million and $10 million for the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively. For additional detail, refer to “Note 20 – Debt” to the Consolidated Financial Statements. Our interest obligations under our Senior Secured Credit Facilities may be paid monthly or quarterly, and our interest obligations in connection with the Notes (except for the 2033 Notes on which interest is paid semi-annually in arrears on January 15 and July 15 each year) are paid semi-annually in arrears on May 15 and November 15 of each year. We anticipate that our scheduled interest payments will be approximately $253 million, $236 million, $207 million, $144 million and $118 million for the years ended December 31, 2026, 2027, 2028, 2029, and 2030, respectively, subject to changes in variable interest rates.
•
Operating and finance leases – We lease certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. The majority of our leases are operating leases, and the remaining terms on our total lease population varies, extending up to 21 years. We anticipate that our lease payments will be approximately $87 million, $68 million, $53 million, $41 million and $28 million for the years ended

The Chemours Company

December 31, 2026, 2027, 2028, 2029 and 2030, respectively. For a schedule of our lease payments for the next five years and thereafter, refer to “Note 14 – Leases” to the Consolidated Financial Statements.
•
Purchase obligations – As part of our normal, recurring operations, we enter into enforceable and legally-binding agreements to purchase goods and/or services that specify fixed or minimum quantities, fixed minimum or variable price provisions, and the approximate timing of the agreement. These agreements primarily pertain to our purchases of raw materials and utilities costs and may span multiple years. Based upon our currently executed agreements, we anticipate that our contractually obligated cash payments for raw materials and utilities will be approximately $356 million, $213 million, $131 million, $131 million and $113 million for the years ended December 31, 2025, 2026, 2027, 2028 and 2029, respectively. Renewal, modification, or execution of additional agreements for future purchasing obligations may increase or decrease these amounts in future years.
•
Environmental remediation – We, due to the terms of our Separation-related agreements with EID, are subject to contingencies pursuant to environmental laws and regulations that in the future may require further action to correct the effects on the environment of prior disposal practices or releases of chemical substances, which are attributable to EID’s activities before our spin-off. Much of this liability results from Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”), Resource Conservation and Recovery Act (“RCRA”), and similar federal, state, local, and foreign laws. These laws may require us to undertake certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where waste generated by us was disposed. At December 31, 2025, our consolidated balance sheets include $618 million for environmental remediation liabilities, of which $88 million was classified as current, and a portion is subject to recovery under the MOU. Of the current environmental liabilities of $88 million, $46 million relates to Fayetteville. Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, costs related to potential future legacy PFAS liabilities arising out of pre-July 1, 2015 conduct will subject to the cost-sharing arrangement, where we bear half of the cost of such future potential legacy PFAS liabilities and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4 billion, of which approximately $1.3 billion is available after consideration of the funding of the payment to the State of Ohio, and supplemental payment to the State of Delaware, and the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1.3 billion available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750 million. Refer to the “Environmental Matters” section within this MD&A for the anticipated environmental remediation payments over the next three years. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion of the MOU and Qualified Spend.
•
PFAS escrow funding requirements – Pursuant to the binding MOU that we entered into with DuPont, Corteva, and EID in January 2021, the parties have agreed to establish an escrow account in order to support and manage the payments for potential future legacy PFAS liabilities. In September 2023, we entered into a supplemental agreement to the binding MOU with DuPont, Corteva, and EID, whereby the parties agreed to i) release funds held in escrow to fund, in part, the qualified settlement fund per the terms of the U.S. public water system settlement agreement, ii) waive the escrow funding obligation of each party due no later than September 30, 2023 and iii) waive the escrow funding obligation due no later than September 30, 2024 under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and we funded $50 million into the escrow account on September 30, 2024. The next escrow payment of $50 million was expected to be made on or before September 30, 2025 and the following payments are expected on or before September 30 of each subsequent year through and including 2028. Pursuant to the terms of the PFAS Insurance Proceeds Memorandum of Understanding ("PFAS Insurance MOU"), the parties agreed to suspend the obligation of each of the parties to fund the $50 million MOU payments due by September 30, 2025, and that our future MOU funding requirements will be reduced by amounts released from the insurance proceeds escrow to fund the New Jersey settlement. As such, at December 31, 2025 and December 31, 2024, we had $50 million deposited into the escrow account. If on December 31, 2028, the balance of the escrow account (including interest) is less than $700 million, the balance of the escrow is to be restored to such amount, with Chemours making 50% of the deposits and DuPont and Corteva together making 50% of the deposits. Such payments will be made in a series of five consecutive annual equal installments commencing on September 30, 2029 pursuant to the escrow account replenishment terms as set forth in the MOU. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements for further discussion.

The Chemours Company

•
Other legal settlements - In addition to the legal items noted above, we have other legal settlements that we expect to pay within the next 12 months and beyond. In November 2023, we, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Our share of this settlement remaining, following the $45 million paid to the state in November 2025, is $10 million, representing our portion of the contribution consistent with the MOU entered into among the parties in January 2021. Following the settlement agreement with the State of Ohio and pursuant to the terms of the settlement agreement with the State of Delaware entered into in 2021, we will also contribute our portion of the supplemental payment to the State of Delaware for $13 million. We expect to pay the remaining amounts related to the State of Ohio in the first half of 2026 and the paid the amounts related to the State of Delaware in January 2026. In June 2025, EID and Chemours reached an agreement in principle to resolve the Hoosick Falls class action lawsuit. Our portion of the total settlement in accordance with the MOU is $13.5 million with $11 million expected to be paid within the next 12 months and the remaining $2.5 million paid in five installments annually. In August 2025, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”), and the State of New Jersey agreed to a Judicial Consent Order (“JCO”) on terms consistent with the recommended settlement agreement. Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 million over a 25-year period. Our portion of the scheduled annual settlement payments is $270 million as of December 31, 2025 on a net present value basis. We expect that the $150 million consideration pursuant to the PFAS Insurance MOU as well as the $50 million restricted cash in the MOU escrow account will fully fund our New Jersey settlement payment obligations through at least 2030. We have accrued litigation of $484 million at December 31, 2025, which is inclusive of the settlement agreements with Ohio and Delaware, of which $167 million is classified as current. Refer to “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements for further discussion.
•
Purchases of property, plant, and equipment – As further discussed under the “Capital Expenditures” section within this MD&A, our operations are capital intensive, requiring ongoing investment to upgrade or enhance existing operations and to meet environmental and operational regulations. For the years ended December 31, 2025 and 2024, our purchases of property, plant, and equipment amounted to $213 million and $360 million, respectively. For the year ending December 31, 2026, we expect that our capital expenditures will be between $250 million and $300 million.

During 2025, we have been taking actions aimed at improving near-term liquidity through targeted spending control measures. We have also focused on improving working capital through agreeing with vendors on longer standard accounts payable payment terms. We expect these measures will have a positive impact on operating cash flow and working capital levels during 2026.

We continue to believe our sources of liquidity are sufficient to fund our planned operations and to meet our principal, interest, dividend, income taxes, and contractual obligations through at least the end of February 2027. Our capital allocation strategy is consistent with our core values and our CRC goals and seeks to: (i) focus investments in growth initiatives to enhance our portfolio; (ii) improve our leverage profile; (iii) responsibly resolve contingent legal and/or accrued environmental liabilities on terms and bases deemed to be in the best interest of the Company and its stakeholders; and (iv) return cash to shareholders through regular quarterly dividends. Specific to our objective to return cash to shareholders, in recent quarters, we have previously announced quarterly dividends of $0.0875 per share, amounting to approximately $50 million per year, and, on February 9, 2026, we announced our quarterly cash dividend of $0.0875 per share for the first quarter of 2026. Under our 2022 Share Repurchase Program, as further discussed in Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities and in "Note 23 – Equity" in this Annual Report on Form 10-K, we have remaining authority to repurchase $441 million of our outstanding common stock, though we do not anticipate additional repurchases under the 2022 Share Repurchase Plan.

The Chemours Company

Cash Flows

The following table sets forth a summary of the net cash provided by (used for) our operating, investing, and financing activities for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Cash provided by (used for) operating activities	$264	$(633)
Cash used for investing activities	(206)	(353)
Cash (used for) provided by financing activities	(126)	(36)

Operating Activities

We generated $264 million in cash flows for our operating activities for the year ended December 31, 2025. Comparatively, we used $633 million in cash flows from our operating activities during the year ended December 31, 2024. The increase in our operating cash inflows for the year ended December 31, 2025 was primarily attributable to the release of the $592 million of restricted cash and restricted cash equivalents deposited in the qualified settlement fund per the terms of the U.S. public water settlement agreement following Final Judgment, as defined in the U.S. public water settlement agreement, along with the unwinding of year-end 2023 net working capital actions (discussed further in the "Liquidity and Capital Resources" section above).

Investing Activities

We used $206 million in cash flows from our investing activities during the year ended December 31, 2025. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $213 million. For further information related to the capital projects driving our year-over-year decrease in purchases of property, plant, and equipment, refer to the “Capital Expenditures” section within this MD&A.

We used $353 million in cash flows from our investing activities during the year ended December 31, 2024. Our investing cash outflows were primarily attributable to purchases of property, plant, and equipment amounting to $360 million.

Financing Activities

We used $126 million in cash flows from our financing activities during the year ended December 31, 2025. Our financing cash outflows were primarily attributable to our capital allocation activities, resulting in $78 million of cash dividends, along with $787 million of debt repayments, partially offset by net proceeds of $748 million from issuance of debt.

We used $36 million in cash for our financing activities during the year ended December 31, 2024, which were primarily attributable to $148 million of cash dividends, partially offset by $116 million of net proceeds received, following the repayment of the €450 million 4.000% senior unsecured notes due May 2026, in connection with the issuance of the 8.000% senior unsecured notes due January 2033, as further discussed in “Note 20 – Debt” to the Consolidated Financial Statements.

The Chemours Company

Current Assets

The following table sets forth the components of our current assets at December 31, 2025 and 2024.

	December 31,
(Dollars in millions)	2025	2024
Cash and cash equivalents	$670	$713
Restricted cash and restricted cash equivalents	2	—
Accounts and notes receivable, net	679	770
Inventories	1,569	1,463
Prepaid expenses and other	80	71
Assets held for sale	1	—
Total current assets	$3,001	$3,017

Our accounts and notes receivable, net decreased by $91 million (or 12%) to $679 million at December 31, 2025, compared with accounts and notes receivable, net of $770 million at December 31, 2024. The decrease in our accounts and notes receivable, net was primarily attributable to higher sales in the fourth quarter of 2024 driving higher receivables when compared to the fourth quarter of 2025, partially offset by higher usage of our accounts receivable securitization facility.

Our inventories increased by $106 million (or 7%) to $1.6 billion at December 31, 2025, compared with inventories of $1.5 billion at December 31, 2024. The increase in our inventories at December 31, 2025 was primarily attributable to an increase in the value of our raw material inventories due to higher raw materials costs within our Titanium Technologies business, as well as an increase in inventories within our Thermal & Specialized Solutions business, partially offset by a decrease in inventories within our Advanced Performance Materials business.

Our prepaid expenses and other assets increased by $9 million (or 13%) to $80 million at December 31, 2025, compared with prepaid expenses and other assets of $71 million at December 31, 2024. The increase in our prepaid expenses and other current assets at December 31, 2025 was primarily attributable to an increase in income tax receivable, higher prepaid taxes, and higher prepaid insurance, partially offset by a decrease in prepaid other expense.

The Chemours Company

Current Liabilities

The following table sets forth the components of our current liabilities at December 31, 2025 and 2024.

	December 31,
(Dollars in millions)	2025	2024
Accounts payable	$954	$1,156
Compensation and other employee-related costs	96	99
Short-term and current maturities of long-term debt	42	54
Current environmental remediation	88	115
Other accrued liabilities	506	396
Total current liabilities	$1,686	$1,820

Our accounts payable decreased by $202 million (or 17%) to $954 million at December 31, 2025, compared with accounts payable of $1.2 billion at December 31, 2024. The decrease in our accounts payable at December 31, 2025 was primarily attributable to a decrease of $132 million of planned major maintenance spend by the Thermal & Specialized Solutions business in the fourth quarter of 2025, compared to the fourth quarter of 2024. Additionally, the decrease is due to a $53 million reduction in capital expenditure in the fourth quarter of 2025, compared to the fourth quarter of 2024, as well as a decrease in overall corporate spend of $30 million in the fourth quarter of 2025, compared to the fourth quarter of 2024.

Our compensation and other employee-related costs decreased by $3 million (or 3%) to $96 million at December 31, 2025 compared with compensation and other employee-related costs of $99 million at December 31, 2024. The decrease in our compensation and other employee-related costs at December 31, 2025 was primarily attributable to a reduction in accruals for employee benefits and performance-related compensation in line with the expected payout. This decrease was partially offset by an increase in accrued payroll and accrued vacation.

Our short-term and current maturities of long-term debt decreased by $12 million (or 22%) to $42 million at December 31, 2025 compared with short-term and current maturities of long-term debt of $54 million at December 31, 2024. The decrease in our short-term and current maturities of long-term debt was primarily attributable to a decrease in supplier financing net payments, a decrease in insurance amortization and a capital lease liability reclassification.

Our current environmental remediation decreased by $27 million (or 23%) to $88 million at December 31, 2025, compared with current environmental remediation of $115 million at December 31, 2024. The decrease in our current environmental remediation at December 31, 2025 was primarily attributable to lower environmental remediation accruals at Fayetteville following spend in 2025. Refer to "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

Our other accrued liabilities increased by $110 million (or 28%) to $506 million at December 31, 2025, compared with other accrued liabilities of $396 million at December 31, 2024. The increase in our other accrued liabilities at December 31, 2025 was primarily attributable to an increase in accrued litigation following the settlement agreement with the State of New Jersey and the Hoosick Falls settlement. These matters are further discussed in "Note 22 – Commitments and Contingent Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K. Additionally, the increase in our other accrued liabilities was due to a change in the fair value of our cross-currency swap and an increase in our interest accrued as driven by the timing of payments under our senior unsecured notes, partially offset by a decrease in income taxes payable and accrued severance. These matters are further discussed in "Note 19 – Other Accrued Liabilities" to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

(Dollars in millions)	Year Ended December 31, 2025
Net sales (1)	$3,949
Gross profit	450
Loss before income taxes	(353)
Net loss	(426)
Net loss attributable to Chemours	(426)
(1)
Net sales includes intercompany sales to the Non-Guarantor Subsidiaries.

	December 31,
(Dollars in millions)	2025	2024
Assets
Current assets (1,2,3)	$1,396	$1,501
Long-term assets (4)	3,074	3,288

Liabilities
Current liabilities (2)	$1,496	$1,580
Long-term liabilities	5,345	5,006
(1)
Current assets includes $222 million and $308 million of cash and cash equivalents at December 31, 2025 and 2024, respectively.
(2)
Current assets includes $312 million and $365 million of intercompany accounts receivable from the Non-Guarantor Subsidiaries at December 31, 2025 and 2024, respectively. Current liabilities includes $337 million and $367 million of intercompany accounts payable to the Non-Guarantor Subsidiaries at December 31, 2025 and 2024, respectively.
(3)
As of December 31, 2025 and 2024, $153 million and $112 million of accounts receivable generated by the Obligor Group, respectively, remained outstanding with one of the Non-Guarantor Subsidiaries under the Securitization Facility.
(4)
Long-term assets at December 31, 2025 includes $54 million of restricted cash and restricted cash equivalents primarily related to an escrow account as per the terms of the MOU. Long-term assets at December 31, 2024 also includes $50 million of restricted cash and restricted cash equivalents related to an escrow account as per the terms of the MOU.

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
•
ongoing capital expenditures, such as those required to maintain equipment reliability, maintain the integrity and safety of our manufacturing sites, comply with environmental regulations, and meet our CRC goals; and,
•
investments in projects to reduce future operating costs and enhance productivity.

The following table sets forth our ongoing and expansion capital expenditures, including certain environmental capital expenditures, for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Thermal & Specialized Solutions	$64	$168
Titanium Technologies	98	55
Advanced Performance Materials	44	122
Other Segment	3	5
Corporate	4	10
Total purchases of property, plant, and equipment	$213	$360

Our capital expenditures decreased by $147 million (or 41%) to $213 million for the year ended December 31, 2025, compared with capital expenditures of $360 million for the same period in 2024. The decrease in our capital expenditures for the year ended December 31, 2025 was primarily attributable to a decrease in maintenance capital expenditures in Thermal & Specialized Solutions due to timing of planned major maintenance and the conclusion of the Corpus expansion project. The decrease in capital expenditures was also attributable to Advanced Performance Materials following completion of capital investments related to PFA capacity expansion, other capacity expansion projects being placed on long term hold and a reduction in planned major maintenance at both Washington Works and Dordrecht Works. The decrease was partially offset by an increase in capital expenditures related to filter press investments in Titanium Technologies.

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

On July 4, 2025, the U.S. government enacted the “Tax Act," which includes significant changes to various tax provisions previously enacted by the TCJA. The Tax Act makes permanent extension of certain expiring provisions of TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. While we have incorporated the impacts of provisions with 2025 effective dates into our provision for income taxes for the quarter, we continue to evaluate the impact of the Tax Act for future tax years, notably with respect to interest expense deductibility and U.S. taxation of earnings by our non-US subsidiaries.

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

The Chemours Company

The testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which our segments operate, and key economic and business assumptions with respect to projected selling prices, market growth, and inflation rates, can significantly impact the outcome of our impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in the factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, we continually review our diverse portfolio of assets to ensure that they are achieving their greatest potential and are aligned with our growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. For the year ended December 31, 2025, we recorded non-cash asset-related charges of $24 million. The $24 million of asset related charges primarily includes $23 million of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. For the year ended December 31, 2024, we recorded non-cash asset-related charges of $27 million primarily related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of strategic footprint transformation initiatives within the Advanced Performance Materials business. Refer to “Note 7 – Restructuring, Asset-related, and Other Charges” to the Consolidated Financial Statements for further details related to these charges.

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

Further, the Company continually monitors macroeconomic and industry-specific conditions for indicators of potential impairment of goodwill and long-lived assets. During 2025, the Company evaluated the sustained weakness in the global TiO₂ market, including lower selling prices and utilization levels, as well as delays in the development of hydrogen-related infrastructure affecting certain end markets. Based on this evaluation, the Company concluded that no triggering events were identified and, accordingly, no interim impairment tests were required. However, further negative market developments, notably in the markets previously mentioned or future strategic decisions involving a particular group of assets, may trigger an assessment of the recoverability of the related assets and such an assessment could result in future impairment losses.

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

The Chemours Company

As of October 1, 2025, we performed our annual goodwill impairment tests for the Thermal & Specialized Solutions and Titanium Technologies reporting units. Based upon the results of our annual goodwill impairment tests, no further impairments to the carrying value of goodwill were necessary during the year ended December 31, 2025.

For our Thermal & Specialized Solutions and Titanium Technologies reporting units, quantitative assessments were performed in 2025, that indicated estimated fair values of the reporting units were higher than their respective carrying values. As of October 1, 2025, the estimated fair value of our Thermal & Specialized Solutions reporting unit was 366% higher than the carrying value of the reporting unit. As of October 1, 2025, the estimated fair value of our Titanium Technologies reporting unit was 32% higher than the carrying value of the reporting unit.

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

We use discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plan’s actuary as of the measurement date. As of December 31, 2025, the weighted-average discount rate was 4%.

The expected long-term rates of return on plan assets are determined by performing a detailed analysis of historical and expected returns based on the strategic asset allocation of the underlying asset class applicable to each country. We also consider our historical experience with the pension funds’ asset performance. The expected long-term rates of return on plan assets are assumptions and not what is expected to be earned in any one particular year. The weighted-average long-term rates of return on plan assets assumptions used for determining our net periodic pension cost for 2025 was 4.7%.

A 50 basis point increase in the discount rate would result in a decrease of $1 million to the net periodic benefit cost for 2026, while a 50 basis point decrease in the discount rate would result in an increase of approximately $3 million. A 50 basis point increase in the expected return on plan assets assumption would result in a decrease of approximately $3 million to the net periodic benefit cost for 2026, while a 50 basis point decrease in the expected return on plan assets assumption would result in an increase of approximately $3 million.

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

The Chemours Company

With respect to asbestos-related litigation, EID is a defendant in numerous lawsuits alleging various asbestos-related injuries for which the Company defends and indemnifies pursuant to EID’s assignment of such liabilities at Separation, as further discussed in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements in this Annual Report on Form 10-K. We have recorded liabilities of $96 million and $61 million for these asbestos-related matters at December 31, 2025, and December 31, 2024, respectively. These liabilities are recorded based on management’s assessment that a loss arising from the pending claims and unasserted asbestos claims is probable. We record receivables for insurance recoveries related to certain of these claims, if applicable, when it is probable that we will receive reimbursement from the insurer. We periodically, and at least annually, update, using actuarial analyses, our recorded liabilities for pending claims as well as a reasonable estimate of the liability associated with unasserted asbestos claims, and the estimate of our receivables from probable insurance recoveries. In determining the estimate of our asbestos liability, we evaluated claims over the next approximately 50-year period. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Due to the difficulties in making these estimates, analysis based on new data and/or changed circumstances arising in the future may result in an increase in the recorded obligation, and that increase may be significant.

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

The Chemours Company

For the years ended December 31, 2025 and 2024, we spent $11 million and $18 million, respectively, on environmental capital projects that were either required by law or necessary to meet our internal environmental objectives.

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

Our environmental liabilities include estimated costs, including certain accruable costs associated with on-site capital projects. The accruable costs relate to a number of sites for which it is probable that environmental remediation will be required, whether or not subject to enforcement activities, as well as those obligations that result from environmental laws such as CERCLA, RCRA, and similar federal, state, local, and foreign laws. These laws may require certain investigative, remediation, and restoration activities at sites where we conduct or EID once conducted operations or at sites where our generated waste was disposed. At December 31, 2025 and 2024, our consolidated balance sheets include environmental remediation liabilities of $618 million and $571 million, respectively, relating to these matters, which, as discussed in further detail below, include $320 million and $351 million, respectively, for Fayetteville.

The following table sets forth the activities related to our environmental remediation liabilities for the years ended December 31, 2025 and 2024.

	December 31,
(Dollars in millions)	2025	2024
Balance at January 1,	$571	$590
Increase in remediation accruals	123	70
Remediation payments (1)	(76)	(89)
Balance at December 31,	$618	$571
(1)
Remediation payments do not include Qualified Spend that we have been reimbursed for by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU.

The following table sets forth our environmental remediation liabilities by site category.

(Dollars in millions)	December 31, 2025		December 31, 2024
Site Category	Number of Sites	Remediation Accrual	Number of Sites	Remediation Accrual
Chemours-owned	21	$542	21	$507
Multi-party Superfund/non-owned (1)	86	76	88	64
Closed or settled	106	—	104	—
Total sites	213	$618	213	$571
(1)
Sites not owned by Chemours, including sites previously owned by EID or Chemours, where remediation obligations are imposed by environmental remediation laws, such as CERCLA, RCRA, or similar state laws.

As part of our legacy as a former subsidiary of EID, we are cleaning-up historical impacts to soil and groundwater that have occurred in the past at the 21 sites that we own. These Chemours-owned sites make up approximately 88% of our environmental remediation liabilities at December 31, 2025.

We were also assigned numerous clean-up obligations from EID, which pertain to 86 sites previously owned by EID and/or us, as well as sites that we or EID never owned or operated. We are meeting our obligations to clean up those sites. The majority of these non-owned sites are multi-party Superfund sites that we, through EID, have been notified of potential liability under CERCLA, RCRA, or similar state laws and which, in some cases, may represent a small fraction of the total waste that was allegedly disposed of at a site. These sites represent approximately 12% of our environmental remediation liabilities at December 31, 2025. Included in the 86 sites are 48 inactive sites for which there has been no known investigation, clean-up, or monitoring activity, and no remediation obligation is imposed or required; as such, no remediation liabilities are recorded.

The remaining 106 sites, which are Superfund sites and other sites not owned by us, are either already closed or settled, or sites for which we do not believe we have clean-up responsibility based on current information.

The Chemours Company

The following graph sets forth the number of remediation sites by site clean-up phase and our environmental remediation liabilities by site clean-up phase as of December 31, 2025 and 2024.

(1)
Number of sites does not include the 48 inactive sites for which there has been no known investigation, clean-up, or monitoring activities as of both December 31, 2025 and 2024.
(2)
Dollars in millions.
(3)
As of December 31, 2025 and 2024, Active Remediation included $320 million and $351 million, respectively, for on-site remediation and off-site groundwater remediation at Fayetteville.

As remediation efforts progress, sites move from the investigation phase (“Investigation”) to the active clean-up phase (“Active Remediation”), and as construction is completed at Active Remediation sites, those sites move to the operation, maintenance, and monitoring (“OM&M”), or closure phase. As final clean-up activities for some significant sites are completed over the next several years, we expect our annual expenses related to these active sites to decline over time. The time frame for a site to go through all phases of remediation (Investigation and Active Remediation) may take about 15 to 20 years, followed by several years of OM&M activities. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other Potentially Responsible Parties (“PRPs”). In addition, for claims that we may be required to indemnify EID pursuant to the Separation-related agreements, we and EID may have limited available information for certain sites or are in the early stages of discussions with regulators. For these sites, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, we currently estimate the potential liabilities may range up to approximately $620 million above the amount accrued at December 31, 2025. This estimate is not intended to reflect an assessment of our maximum potential liability. The estimated liabilities are determined based on existing remediation laws and technologies and our planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. We will continue to evaluate as new or additional information becomes available in the determination of our environmental remediation liability.

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

Significant Environmental Remediation Sites

While there are many remediation sites that contribute to our total accrued environmental remediation liabilities at December 31, 2025 and 2024, the following table sets forth the liabilities of the six sites that are deemed the most significant, together with the aggregate liabilities for all other sites.

	December 31,
(Dollars in millions)	2025	2024
Chambers Works, Deepwater, New Jersey	$73	$31
Dordrecht Works, Netherlands	30	28
Fayetteville Works, Fayetteville, North Carolina	320	351
Pompton Lakes, New Jersey	53	41
Washington Works, West Virginia	24	25
All other sites	118	95
Total environmental remediation	$618	$571

The five sites listed above represent 81% and 83% of our total accrued environmental remediation liabilities at December 31, 2025 and 2024, respectively. For these five sites, we expect to spend, in the aggregate, $162 million over the next three years. For all other sites, we expect to spend $65 million over the next three years.

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

The Chemours Company

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

In the fourth quarter of 2024, we received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restrictions as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $26 million and $24 million are included in the environmental remediation balance as of December 31, 2025 and December 31, 2024, respectively. Further, we are in continued legal discussion with the four municipalities (Dordrecht, Papendrecht, Sliedrecht and Molenlanden) related to a fund to cover certain other expenditures aimed at environmental-related activities. We do not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Previously, the Company had not accrued for any amounts related to the fund. Although the Company believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework. Based on the proposed framework, the Company reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, as of December 31, 2025, the Company accrued an amount that did not materially affect results of operations for the period related to the potential fund which represents its 50% share of the total funding included in the settlement framework.

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

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds for which we have objected. In January 2025, we responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to us indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. We filed a pro forma objection to the conditional fine. This procedure is on hold upon our request because of the pending permit application. We have piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. We have not recorded a liability for this matter at December 31, 2025 as the conditional fine is not effective at this time and will only be imposed after the grace period, if at that time, we fail to comply with the discharge limits for the compound. We do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

The Chemours Company

In addition, in March 2022, the public prosecutor in The Netherlands has raised a matter related to an alleged infraction of Regulation (EU) 517/2014. Due to a reporting error, our Dordrecht Works facility exceeded its allocated or transferred quota of hydrofluorocarbons within the European market over several years. We implemented improvements to our reporting procedures and operated within the allocated quota. We paid a fine in the fourth quarter of 2022. On October 31, 2024, we received a request from the Dutch ILT agency to amend our F-gas reporting for certain years to reflect HFCs produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, we made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, we received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. We are reviewing the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by us in June 2025. We have submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. In June 2025 the European Commission also sent a compliance letter asserting that, based upon its 2024 reporting year submission, a quota exceedance occurred making it subject to a reduced quota allocation in the future and penalties. We responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, we filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. We also filed for an interim action to suspend the August 1, 2025 decision and the court issued an order granting temporary relief whereby the quota reduction decision was suspended during the interim proceedings. In January 2026, the court issued an order dismissing the interim action and temporary suspension. The annulment matter is proceeding. Based on available information, we do not believe the above matter will have a material impact on our financial position, results of operation or cash flows.

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

As discussed in “Note 22 – Commitments and Contingent Liabilities” to the Interim Consolidated Financial Statements, we, along with NC DEQ and Cape Fear River Watch (“CFRW”), a non-profit organization, have filed a final Consent Order (“CO”) that comprehensively addressed various issues, NOVs, and court filings made by NC DEQ regarding Fayetteville and resolved litigations filed by NC DEQ and CFRW. In connection with the CO, a thermal oxidizer (“TO”) became fully operational at the site in December 2019 to reduce aerial PFAS emissions from Fayetteville. The CO requires us to provide permanent replacement drinking water supplies, via connection to public water supply, whole building filtration units and/or reverse osmosis units, to qualifying surrounding residents, businesses, schools, and public buildings with private drinking water wells.

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

The remedial actions required by the RCRA final remedy implementation plan have been completed or are part of routine operations, maintenance and monitoring. Landfill post closure care includes systems to treat surface water, leachate or groundwater, landfill cover or cap maintenance, monitoring and reporting. Additionally, upgrades to the Local landfill cover are being developed. In December 2023, we entered into a voluntary Administrative Order on Consent with EPA under RCRA 3012(a) requiring monitoring, testing, analysis and reporting to complete a more comprehensive environmental assessment and site conceptual model of compounds found in soil and water at and around our manufacturing facility. This agreement is not based on any allegations of non-compliance and it builds on the significant research Chemours and its predecessor have already done to advance knowledge of older legacy compounds around the site. Accruals related to these remedial actions were $24 million and $25 million as of December 31, 2025 and December 31, 2024.

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

Further, pursuant to an Order on Consent ("OC"), entered into by EID with EPA since 2006, we provide alternate drinking water supplies, via granular activated carbon ("GAC") treatment or other approved supply, to residential well owners and local public drinking water systems near the Washington Works complex whose PFOA concentration exceeds 70 parts per trillion. We also provide regular sampling and GAC change outs activities as per OC requirements. Accruals related to this matter were $16 million and $17 million as of December 31, 2025 and December 31, 2024, respectively, and were included in Accrued Litigation liability (see additional discussions under "Leach Settlement" in Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.)

New Jersey Department of Environmental Protection Directives and Litigation

In March 2019, NJ DEP issued two Directives, one being a state-wide PFAS Directive, and filed four lawsuits against us and other defendants, including allegations relating to clean-up and removal costs at four sites including Chambers Works. In December 2021, a consolidated order was entered in the lawsuits granting, in part, and denying, in part, a motion to dismiss or strike parts of the Second Amended Complaints. In January 2022, NJ DEP filed a motion for a preliminary injunction requiring EID and us to establish a remediation funding source (“RFS”) in the amount of $943 million for Chambers Works, the majority of which is for non-PFAS remediation items. Further discussion related to these matters is included in “Note 22 – Commitments and Contingent Liabilities” to the Consolidated Financial Statements.

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

Foreign Currency Risks

We enter into foreign currency forward contracts to minimize the volatility in our earnings related to foreign exchange gains and losses resulting from remeasuring our monetary assets and liabilities that are denominated in non-functional currencies, and any gains and losses from the foreign currency forward contracts are intended to be offset by any gains or losses from the remeasurement of the underlying monetary assets and liabilities. These derivatives are stand-alone and, except as described below, have not been designated as a hedge. At December 31, 2025, we had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170 million, the fair value of which amounted to less than $1 million. At December 31, 2024, we had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196 million, the fair value of which amounted to less than $1 million. We recognized a net loss of less than $1 million, a net gain of $5 million and a net loss of $7 million for the years ended December 31, 2025, 2024 and 2023, respectively, within other income, net related to our non-designated foreign currency forward contracts.

We enter into certain qualifying foreign currency forward contracts under a cash flow hedge program to mitigate the risks associated with fluctuations in the euro against the U.S. dollar for forecasted U.S. dollar-denominated inventory purchases in certain of our international subsidiaries that use the euro as their functional currency. At December 31, 2025, we had 170 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214 million, the fair value of which amounted to negative $3 million. At December 31, 2024, we had 173 foreign currency forward contracts outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178 million, the fair value of which amounted to $7 million. We recognized a pre-tax loss of $17 million, a pre-tax gain of $7 million, and a pre-tax loss of $2 million for the years ended December 31, 2025, 2024, and 2023, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2025, 2024 and 2023, $1 million of loss, $1 million and $5 million of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

We designated our euro-denominated debt as a hedge of our net investment in certain of our international subsidiaries that use the euro as their functional currency in order to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates of the euro with respect to the U.S. dollar. We recognized a pre-tax loss of $56 million, a pre-tax gain of $47 million, and pre-tax loss of $27 million for the years ended December 31, 2025, 2024 and 2023, respectively, on our net investment hedge within accumulated other comprehensive loss.

Concurrently with the offering of the senior unsecured notes due January 2033, we entered into a cross-currency swap to effectively convert $600 million of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 million at prevailing euro interest rates, the fair value of which amounted to $59 million at December 31, 2025. The foreign currency swap qualifies and has been designated as a net investment hedge of our foreign currency exchange rate exposure of the net investments of certain of our euro-denominated subsidiaries. We recognized pre-tax loss of $64 million for the year ended December 31, 2025 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for our cross-currency swap for the year ended December 31, 2025.

The Chemours Company

Interest Rate Risk

We entered into interest rate swaps, to mitigate the volatility in our cash payments for interest due to fluctuations in the Secured Overnight Financing Rate ("SOFR"), as is applicable to the portion of our senior secured term loan facility denominated in U.S. dollars. At December 31, 2025, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $3 million. At December 31, 2024, we had two interest rate swaps outstanding under our cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300 million, the fair value of which amounted to negative $3 million. We recognized a pre-tax loss of less than $1 million, a pre-tax gain of $9 million, and a pre-tax loss of $6 million for the years ended December 31, 2025, 2024 and 2023 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2025, 2024 and 2023, $1 million of loss, $1 million and $4 million of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

Concentration of Credit Risk

Our sales are not materially dependent on any single customer. At December 31, 2025, one individual customer balance represented approximately 7% of our total outstanding accounts and notes receivable balance. At December 31, 2024, no one individual customer balance represented more than 7% of our total outstanding accounts and notes receivable balance. Any credit risk associated with our accounts and notes receivable balance is representative of the geographic, industry, and customer diversity associated with our global businesses. As a result of our customer base being widely dispersed, we do not believe our exposure to credit-related losses related to our business as of December 31, 2025 and 2024 was material.

We also maintain strong credit controls in evaluating and granting customer credit. As a result, we may require that customers provide some type of financial guarantee in certain circumstances. The length of terms for customer credit varies by industry and region.

Commodities Risk

A portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Accordingly, product margins and the level of our profitability tend to fluctuate with changes in the business cycle. We try to protect against such instability through various business strategies. These include provisions in sales contracts allowing us to pass on higher raw materials costs through timely price increases and formula price contracts to transfer or share commodity price risk. We did not have any commodity derivative financial instruments in place as of December 31, 2025 and 2024.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 – Financial Statements and Supplementary Data is incorporated by reference herein as set forth in Item 15(a)(1) – Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

The Chemours Company

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission ("SEC"). These controls and procedures also provide reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management, including our CEO and Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosures.

As of December 31, 2025, our CEO and CFO, together with management, conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

The Chemours Company

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information concerning executive officers, which is included in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers”, the information about our directors required by this Item 10 – Directors, Executive Officers, and Corporate Governance is contained under the caption “Proposal 1 – Election of Directors” in the 2026 Proxy Statement, which we anticipate filing with the SEC within 120 days after the end of the fiscal year to which this report relates, and is incorporated herein by reference.

Information regarding our Audit Committee and our code of ethics is contained in the 2026 Proxy Statement under the captions “Corporate Governance” and “Board Structure and Committee Composition” and is incorporated herein by reference.

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 – Executive Compensation is contained in the 2026 Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, and “Compensation and Leadership Development Committee” and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and not otherwise set forth below is contained in the 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Securities authorized for issuance under equity compensation plans

(Shares in thousands)	December 31, 2025
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	6,759	$22.08	6,114,000
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 – Certain Relationships and Related Transactions, and Director Independence is contained in the 2026 Proxy Statement under the captions “Director Independence” and “Certain Relationships and Transactions” and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 – Principal Accounting Fees and Services is contained in the 2026 Proxy Statement under the captions “Proposal 3 – Ratification of Selection of Independent Registered Public Accounting Firm”, “Fees Paid to Independent Registered Public Accounting Firm”, and “Audit Committee’s Pre-Approval Policies and Procedures” and is incorporated herein by reference.

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

(a)(3) Exhibits

Refer to the “Exhibit Index” beginning on page 80 of this Annual Report on Form 10-K.

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

4.3	Description of common stock (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 14, 2020).
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

10.5

Amendment and Restatement Agreement, dated as of August 18, 2023, among The Chemours Company, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 23, 2023).

10.6

Amendment No. 1, dated as of November 29, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).

The Chemours Company

Exhibit Number	Description

10.7

Amendment No. 2, dated as of December 13, 2024, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).

10.8

Amendment No. 3, dated as of May 2, 2025, among The Chemours Company, the other Loan Parties, and the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 6, 2025).

10.9

Amendment No. 4, dated as of October 15, 2025, by and among The Chemours Company, The Chemours Company FC, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to the Second Amended and Restated Credit Agreement dated as of August 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 16, 2025).

10.10*

The Chemours Company Equity and Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205391, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.11*

The Chemours Company Retirement Savings Restoration Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.12*

The Chemours Company Management Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205393), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.13(1)*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-205392), as filed with the U.S. Securities and Exchange Commission on July 1, 2015).

10.13(2)*

The Chemours Company Stock Accumulation and Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.14*

The Chemours Company Senior Executive Severance Plan (incorporated by reference to Exhibit 10.20 to the company’s Amendment No. 3 to Form 10, as filed with the U.S. Securities and Exchange Commission on May 13, 2015).

10.15

The Chemours Company Executive Severance Policy, dated as of October 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on October 31, 2025).

10.16*

Form of Option Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.21 to the company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

10.17*

Form of Restricted Stock Unit Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).

10.18*

Form of Stock Appreciation Right Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).

10.19(1)*

Form of Restricted Stock Unit Terms for Non-Employee Directors under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on August 6, 2015).

10.19(2)*

Form of Deferred Stock Unit Terms for Non-Employee Directors under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 4, 2018).

10.20*

Form of Performance-Based Restricted Stock Unit Terms for August 2015 (incorporated by reference to Exhibit 10.25 to the company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on November 5, 2015).

10.21*

Form of Performance Share Unit Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.26 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).

10.22*

Form of Cash Performance Award Terms under the Company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.27 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).

10.23*

Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.28 to the company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 25, 2016).

10.24

Letter Agreement dated January 28, 2016 by and between The Chemours Company and E. I. du Pont de Nemours and Company (incorporated by reference to Item 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on February 23, 2016).

10.25*

Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).

10.26*

Form of Option Award Terms under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).

10.27*

Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located in the U.S. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).

10.28*

Form of Award Terms of Time-Vested Restricted Stock Units under the Company’s Equity Incentive Plan for grantees located outside the U.S. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).

10.29*

Form of Award Terms of Performance Share Units under the Company’s Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 17, 2017).

The Chemours Company

Exhibit Number	Description

10.30*

The Chemours Company 2017 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on May 1, 2017).

10.31

Memorandum of Understanding, dated January 22, 2021, by and among The Chemours Company, Corteva, Inc., E. I. du Pont de Nemours and Company and DuPont de Nemours, Inc. (f/k/a DowDuPont Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 22, 2021).

10.32

Settlement Agreement, Limited Release, Waiver and Covenant Not to Sue, dated July 13, 2021, by and among The Chemours Company, Corteva, Inc., E.I. du Pont De Nemours and Company, DuPont de Nemours, Inc, and the State of Delaware (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on July 13, 2021).

10.33(1)*

Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of August 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2022).

10.33(2)*

Amendment to the Special Employment and Separation Agreement and Release between David C. Shelton and the Company, dated as of December 19, 2023. (incorporated by reference to Exhibit 10.41(2) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

10.34

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

10.35*

Special Employment and Separation Agreement and Release between Susan Kelliher and the Company, dated as of September 25, 2023 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

10.36*

Separation and Release Agreement, dated as of March 22, 2024, by and between The Chemours Company and Mark E. Newman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 25, 2024).

10.37*

Separation and Release Agreement, dated as of April 23, 2024, by and between The Chemours Company and Jonathan S. Lock (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 25, 2024).

10.38

Form of Judicial Consent Order, dated August 3, 2025 and Exhibit A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).

10.39

PFAS Insurance Memorandum of Understanding, dated August 3, 2025 by and among The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 4, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 18, 2025).
21	Subsidiaries of the Registrant.
22	List of Guarantor Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.
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
97

Incentive-Based Compensation Clawback Policy for Executive Officers (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 27, 2024).

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

THE CHEMOURS COMPANY
(Registrant)

Date:	February 24, 2026

By:	/s/ Shane Hostetter
Shane Hostetter
Senior Vice President, Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Denise Dignam	President, Chief Executive Officer, and Director	February 24, 2026
Denise Dignam	(Principal Executive Officer)

/s/ Shane Hostetter	Senior Vice President, Chief Financial Officer	February 24, 2026
Shane Hostetter	(Principal Financial Officer)

/s/ David Will	Vice President and Controller	February 24, 2026
David Will	(Principal Accounting Officer)

/s/ Mary B. Cranston	Chair of the Board	February 24, 2026
Mary B. Cranston

/s/ George R. Brokaw	Director	February 24, 2026
George R. Brokaw

/s/ Alister Cowan	Director	February 24, 2026
Alister Cowan

/s/ Pamela Fletcher	Director	February 24, 2026
Pamela Fletcher

/s/ Erin N. Kane	Director	February 24, 2026
Erin N. Kane

/s/ Joseph D. Kava	Director	February 24, 2026
Joseph D. Kava

/s/ Sean D. Keohane	Director	February 24, 2026
Sean D. Keohane

/s/ Courtney R. Mather	Director	February 24, 2026
Courtney R. Mather

/s/ Livingston Satterthwaite	Director	February 24, 2026
Livingston Satterthwaite

/s/ Leslie M. Turner	Director	February 24, 2026
Leslie M. Turner

The Chemours Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Chemours Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Chemours Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of Per- and Polyfluoroalkyl Substances (PFAS) Environmental Remediation Liabilities

As described in Notes 3 and 22 to the consolidated financial statements, the Company’s environmental remediation liabilities for future environmental expenditures were $618 million as of December 31, 2025, the majority of which related to PFAS matters. Management accrues for environmental remediation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. Estimated liabilities are determined based on existing remediation laws and technologies and the Company’s estimated cost to perform the planned remedial response and the time period over which remediation activities will occur, which are derived from environmental studies, sampling, testing, and analyses. From time to time, management may engage third parties (“management’s specialists”) to assist in obtaining and/or evaluating relevant data and assumptions when estimating the Company’s remediation liabilities. The liabilities, which are undiscounted, are adjusted periodically as remediation efforts progress and as additional technological, regulatory, and legal information becomes available. Costs related to environmental remediation are charged to expense in the period that the associated liability is accrued and are reflected as a component of the cost of goods sold for on-site remediation costs or as a component of selling, general, and administrative expense for off-site remediation costs. When the aggregate amount of the liability, or component, and the amount and timing of cash payments for the liability, or component, are fixed or reliably determinable, the amounts are discounted using the risk-free rate. If the amount or timing are not fixed or reliably determinable, the accrued liabilities are undiscounted. Other environmental costs are also charged to expense in the period incurred, unless they extend the useful life of the property, increase the property’s capacity, and/or reduce or prevent contamination from future operations, in which case they are capitalized and amortized.

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

PFAS - Accrued Litigation Liabilities and Disclosures

As described in Notes 3 and 22 to the consolidated financial statements, the Company’s accrued litigation liabilities was $484 million as of December 31, 2025, of which $361 million relates to PFAS-related legal matters. These liabilities represent management’s estimate of probable loss for PFAS-related litigation matters. Management accrues for litigation matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Where the available information is only sufficient to establish a range of probable liability, and no point within the range is more likely than any other, the lower end of the range has been used. When a material loss contingency is reasonably possible, but not probable, the Company does not record a liability, but instead discloses the nature of the matter and an estimate of the loss or range of loss, to the extent such estimate can be made. Significant judgment is required in both the determination of probability and whether a loss or range of loss is reasonably estimable. The Company’s judgments are subjective based on the status of the legal or regulatory proceedings, the merits of the Company’s defenses and consultation with in-house and outside legal counsel. Because of substantial uncertainties related to these matters, accruals are based on the best information available each period, including, among others, mediation, settlement discussions or agreements. Litigation-related liabilities and expenditures include legal matters that are liabilities of E.I. DuPont de Nemours and Company (“EID”) and its subsidiaries, which Chemours may be required to indemnify pursuant to the separation-related agreements executed prior to the separation with EID on July 1, 2015. Because litigation is subject to significant uncertainties, and adverse rulings, judgments or other outcomes could occur in the future, it is reasonably possible that the Company could incur losses substantially in excess of accrued liabilities or with respect to matters for which no liability has been accrued because losses are not currently probable and reasonably estimable.

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
Philadelphia, Pennsylvania
February 24, 2026

We have served as the Company’s auditor since 2014.

The Chemours Company

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,808	$5,782	$6,078
Cost of goods sold	4,906	4,640	4,776
Gross profit	902	1,142	1,302
Selling, general, and administrative expense	799	598	1,286
Research and development expense	108	109	108
Restructuring, asset-related, and other charges	59	60	153
Goodwill impairment charge	—	56	—
Total other operating expenses	966	823	1,547
Equity in earnings of affiliates	35	43	45
Interest expense, net	(269)	(263)	(208)
Loss on extinguishment of debt	(5)	(1)	(1)
Other income, net	26	8	91
(Loss) income before income taxes	(277)	106	(318)
Provision for (benefit from) income taxes	109	37	(66)
Net (loss) income	(386)	69	(252)
Less: Net income attributable to non-controlling interests	—	—	1
Net (loss) income attributable to Chemours	$(386)	$69	$(253)
Per share data
Basic (loss) earnings per share of common stock	$(2.57)	$0.46	$(1.70)
Diluted (loss) earnings per share of common stock	(2.57)	0.46	(1.70)

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in millions)

	Year Ended December 31,
	2025			2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Net (loss) income			$(386)			$69			$(252)
Other comprehensive income (loss):
Hedging activities:
Unrealized (loss) gain on net investment hedge	$(120)	$30	(90)	$52	$(13)	39	$(27)	$8	(19)
Unrealized (loss) gain on cash flow hedge	(17)	3	(14)	16	(3)	13	(8)	2	(6)
Reclassifications to net income - cash flow hedge	3	(1)	2	(2)	1	(1)	(9)	1	(8)
Hedging activities, net	(134)	32	(102)	66	(15)	51	(44)	11	(33)
Cumulative translation adjustment	210	—	210	(180)	—	(180)	94	—	94
Defined benefit plans:
Additions to accumulated other comprehensive income (loss):
Net gain (loss)	30	(7)	23	35	(9)	26	(4)	1	(3)
Prior service benefit	—	—	—	1	—	1	—	—	—
Curtailment gain	—	—	—	2	—	2	11	(1)	10
Effect of foreign exchange rates	(8)	—	(8)	4	—	4	(3)	—	(3)
Reclassifications to net income:
Amortization of actuarial loss	3	—	3	8	(2)	6	9	(1)	8
Amortization of prior service gain	(1)	—	(1)	(2)	—	(2)	(3)	—	(3)
Curtailment/settlement gain	(2)	—	(2)	(1)	—	(1)	(1)	—	(1)
Defined benefit plans, net	$22	$(7)	15	$47	$(11)	36	$9	$(1)	8
Other comprehensive income (loss)			123			(93)			69
Comprehensive loss			(263)			(24)			(183)
Less: Comprehensive income attributable to non-controlling interests			—			—			1
Comprehensive loss attributable to Chemours			$(263)			$(24)			$(184)

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$670	$713
Restricted cash and restricted cash equivalents	2	—
Accounts and notes receivable, net	679	770
Inventories	1,569	1,463
Prepaid expenses and other	80	71
Assets held for sale	1	—
Total current assets	3,001	3,017
Property, plant, and equipment	9,920	9,577
Less: Accumulated depreciation	(6,842)	(6,389)
Property, plant, and equipment, net	3,078	3,188
Operating lease right-of-use assets	271	265
Goodwill	46	46
Other intangible assets, net	2	3
Investments in affiliates	160	152
Assets held for sale, non-current	21	—
Restricted cash and restricted cash equivalents	52	50
Other assets	751	788
Total assets	$7,382	$7,509
Liabilities
Current liabilities:
Accounts payable	$954	$1,156
Compensation and other employee-related cost	96	99
Short-term and current maturities of long-term debt	42	54
Current environmental remediation	88	115
Other accrued liabilities	506	396
Total current liabilities	1,686	1,820
Long-term debt, net	4,099	4,059
Operating lease liabilities	191	198
Long-term environmental remediation	530	456
Deferred income taxes	37	35
Other liabilities	588	369
Total liabilities	7,131	6,937
Commitments and contingent liabilities
Equity
Common stock (par value $0.01 per share; 810,000,000 shares authorized; 198,720,786 shares issued and 149,893,993 shares outstanding at December 31, 2025; 198,300,033 shares issued and 149,428,431 shares outstanding at December 31, 2024)	2	2
Treasury stock, at cost (48,826,793 shares at December 31, 2025; 48,871,602 shares at December 31, 2024)	(1,802)	(1,804)
Additional paid-in capital	1,074	1,055
Retained earnings	1,220	1,685
Accumulated other comprehensive loss	(244)	(367)
Total Chemours stockholders’ equity	250	571
Non-controlling interests	1	1
Total equity	251	572
Total liabilities and equity	$7,382	$7,509

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Stockholders’ Equity

(Dollars in millions, except per share amounts)

	Common Stock		Treasury Stock		Additional	Retained	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at January 1, 2023	195,375,810	$2	46,871,780	$(1,738)	$1,016	$2,169	$(343)	$—	$1,106
Common stock issued - compensation plans	990,745	—	(47,801)	1	(1)	(1)	—	—	(1)
Exercise of stock options	1,153,229	—	—	—	19	—	—	—	19
Purchases of treasury stock, at cost	—	—	2,108,408	(69)	—				(69)
Stock-based compensation expense	—	—	—	—	18	—	—	—	18
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(19)	—	—	—	(19)
Net loss	—	—	—	—	—	(253)	—	1	(252)
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(149)	—	—	(149)
Contributions by non-controlling interests	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	69	—	69
Balance at December 31, 2023	197,519,784	2	48,932,387	(1,806)	1,033	1,766	(274)	2	723
Common stock issued - compensation plans	327,627	—	(60,785)	2	1	(2)	—	—	1
Exercise of stock options	452,622	—	—	—	9	—	—	—	9
Stock-based compensation expense	—	—	—	—	15	—	—	—	15
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(3)	—	—	—	(3)
Net Income (loss)	—	—	—	—	—	69	—	—	69
Dividends declared on common shares ($1.00 per share)	—	—	—	—	—	(148)	—	—	(148)
Dividends to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	—	—	(93)	—	(93)
Balance at December 31, 2024	198,300,033	2	48,871,602	(1,804)	1,055	1,685	(367)	1	572
Common stock issued - compensation plans	398,933	—	(44,809)	2	(1)	(1)	—	—	—
Exercise of stock options	21,820	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Cancellation of unissued stock awards withheld to cover taxes	—	—	—	—	(1)	—	—	—	(1)
Net loss	—	—	—	—	—	(386)	—	—	(386)
Dividends declared on common shares ($0.5125 per share)	—	—	—	—	—	(78)	—	—	(78)
Dividends to non-controlling interests	—	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	123	—	123
Balance at December 31, 2025	198,720,786	$2	48,826,793	$(1,802)	$1,074	$1,220	$(244)	$1	$251

See accompanying notes to the consolidated financial statements.

The Chemours Company

Consolidated Statements of Cash Flows

(Dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(386)	$69	$(252)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	340	292	309
Gain on sales of assets and businesses, net	(8)	(3)	(110)
Equity in earnings of affiliates, net	(7)	(1)	11
Loss (gain) on extinguishment of debt	5	1	1
Amortization of debt issuance costs and issue discounts	11	12	9
Deferred tax provision (benefit)	64	(31)	(143)
Asset-related charges	32	27	95
Stock-based compensation expense	21	15	18
Net periodic pension (income) cost	(2)	6	9
Defined benefit plan contributions	(2)	(12)	(10)
Other operating charges and credits, net	18	(42)	1
Goodwill impairment	—	56	—
Increase (decrease) in operating assets:
Accounts and notes receivable, net	106	(139)	(14)
Inventories and other current operating assets	(106)	(140)	61
Other non-current operating assets	66	(98)	—
(Decrease) increase in operating liabilities:
Accounts payable	(165)	4	(74)
Other current operating liabilities	(3)	(660)	642
Non-current operating liabilities	280	11	3
Cash provided by (used for) operating activities	264	(633)	556
Cash flows from investing activities
Purchases of property, plant, and equipment	(213)	(360)	(370)
Proceeds from sales of assets and businesses, net of cash divested	7	3	143
Foreign exchange contract settlements, net	(1)	2	(8)
Other investing activities	1	2	6
Cash used for investing activities	(206)	(353)	(229)
Cash flows from financing activities
Proceeds from issuance of debt, net	748	606	648
Debt repayments	(787)	(490)	(280)
Payments of debt issuance costs	(7)	(9)	(4)
Payments on finance leases	(14)	(12)	(11)
Proceeds from supplier financing programs	80	93	123
Payments to supplier financing program	(88)	(102)	(87)
Purchases of treasury stock, at cost	—	—	(69)
Proceeds from exercised stock options	—	9	19
Payments related to tax withheld on vested stock awards	(1)	(3)	(19)
Payments of dividends to the Company's common shareholders	(78)	(148)	(149)
(Distributions to) cash received from non-controlling interest shareholders	—	(1)	1
Other financing activities	21	21	—
Cash (used for) provided by financing activities	(126)	(36)	172
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	29	(22)	4
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(39)	(1,044)	503
Cash, cash equivalents, restricted cash, and restricted cash equivalents at January 1,	763	1,807	1,304
Cash, cash equivalents, restricted cash, and restricted cash equivalents at December 31,	$724	$763	$1,807

Supplemental cash flows information
Cash paid during the year for:
Interest, net of amounts capitalized	$251	$267	$223
Income taxes, net of refunds	74	82	63
Non-cash investing and financing activities:
Purchases of property, plant, and equipment included in accounts payable	$33	$88	$82

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

Chemours has manufacturing facilities, sales centers, administrative offices, and warehouses located throughout the world. Chemours’ operations are primarily located in the U.S., Canada, Mexico, Brazil, the Netherlands, Belgium, China, Japan, Switzerland, Singapore, Hong Kong, India, and France. At December 31, 2025, the Company operated 28 major production facilities globally, of which 8 were dedicated to Thermal & Specialized Solutions, seven were dedicated to Titanium Technologies, and 10 were dedicated to Advanced Performance Materials, and three supported multiple segments.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Revision of Previously Issued Financial Statements

As previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 2025, during the financial close process for the first quarter of 2025, the Company identified immaterial errors related primarily to the timing of cost of goods sold (“COGS”) recognition, including U.S. rail freight and certain raw material inventory. These errors impacted previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through December 31, 2024. This included the previously disclosed error related to the timing of insurance proceeds recognition within selling, general and administrative ("SG&A") expenses and certain other immaterial errors which also primarily impacted the timing of COGS recognition. The Company assessed the materiality of these errors on current and prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements and are not material to the current period annual financial statements. However, the aggregate impact of these adjustments would have been material to results for the three months ended March 31, 2025, and as such, in order to correctly present these amounts management elected to revise all previously issued and impacted financial statements during the first quarter of 2025.

Additionally, during the financial close process for the fourth quarter of 2025, the Company identified additional immaterial errors related primarily to the timing of income tax expense recognition, including deferred tax valuation allowances. These errors impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through September 30, 2025. The Company assessed the materiality of these errors, as well as all other previously identified immaterial errors which impact previously issued financial statements beginning as of January 1, 2023, and subsequent quarterly and annual reporting periods through September 30, 2025. The Company assessed the materiality of these errors on current and prior period consolidated financial statements in accordance with ASC 250. Based on this assessment, management concluded that the amounts are not material to any previously presented interim or annual financial statements and are not material to the current period annual financial statements. These additional errors were revised in connection with, and as part of, the Company's previously disclosed revision of prior period financial statements related to the errors identified during the first quarter of 2025, described above.

The following tables present the impact of all revisions noted above for each of the applicable periods and impacted financial statements presented in this annual report on Form 10-K. The Company has also revised impacted amounts within the accompanying notes to the consolidated financial statements, as applicable.

Revised Consolidated Statements of Operations

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Cost of goods sold	$4,772	$4	$4,776
Gross profit	$1,306	$(4)	$1,302
Selling, general and administrative expense	$1,290	$(4)	$1,286
Total other operating expenses	$1,551	$(4)	$1,547
(Benefit from) provision for income taxes	$(81)	$15	$(66)
Net (loss) income	$(237)	$(15)	$(252)
Net (loss) income attributable to Chemours	$(238)	$(15)	$(253)
Per share data
Basic (loss) earnings per share of common stock	$(1.60)	$(0.10)	$(1.70)
Diluted (loss) earnings per share of common stock	$(1.60)	$(0.10)	$(1.70)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Cost of goods sold	$4,631	$9	$4,640
Gross profit	$1,151	$(9)	$1,142
Selling, general and administrative expense	$585	$13	$598
Total other operating expenses	$810	$13	$823
Interest expense	$(264)	$1	$(263)
Income (loss) before income taxes	$127	$(21)	$106
Provision for (benefit from) income taxes	$41	$(4)	$37
Net income (loss)	$86	$(17)	$69
Net income (loss) attributable to Chemours	$86	$(17)	$69
Per share data
Basic earnings (loss) per share of common stock	$0.58	$(0.12)	$0.46
Diluted earnings (loss) per share of common stock	$0.57	$(0.11)	$0.46

Revised Consolidated Statements of Comprehensive (Loss) Income

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Net loss	$(237)	$(15)	$(252)
Comprehensive loss	$(168)	$(15)	$(183)
Comprehensive loss attributable to Chemours	$(169)	$(15)	$(184)

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Net income	$86	$(17)	$69
Comprehensive loss	$(7)	$(17)	$(24)
Comprehensive loss attributable to Chemours	$(7)	$(17)	$(24)

Revised Consolidated Balance Sheets

	December 31, 2023
	As reported	Adjustments	As revised
Accounts and notes receivable, net	$610	$12	$622
Inventories	$1,352	$(3)	$1,349
Total current assets	$3,835	$9	$3,844
Accumulated depreciation	$(6,196)	$(9)	$(6,205)
Property, plant and equipment, net	$3,216	$(9)	$3,207
Operating lease right-of-use assets	$260	$3	$263
Other assets	$677	$(13)	$664
Total assets	$8,251	$(10)	$8,241
Other accrued liabilities	$1,058	$1	$1,059
Total current liabilities	$2,486	$1	$2,487
Long-term debt, net	$3,987	$2	$3,989
Operating lease liabilities	$206	$2	$208
Other liabilities	$328	$1	$329
Total liabilities	$7,512	$6	$7,518
Retained earnings	$1,782	$(16)	$1,766
Total Chemours stockholders' equity	$737	$(16)	$721
Total equity	$739	$(16)	$723
Total liabilities and equity	$8,251	$(10)	$8,241

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	December 31, 2024
	As reported	Adjustments	As revised
Inventories	$1,472	$(9)	$1,463
Total current assets	$3,026	$(9)	$3,017
Property, plant, and equipment	$9,572	$5	$9,577
Property, plant and equipment, net	$3,183	$5	$3,188
Operating lease right-of-use assets	$258	$7	$265
Other assets	$797	$(9)	$788
Total assets	$7,515	$(6)	$7,509
Accounts payable	$1,142	$14	$1,156
Other accrued liabilities	$393	$3	$396
Total current liabilities	$1,803	$17	$1,820
Long-term debt, net	$4,054	$5	$4,059
Operating lease liabilities	$194	$4	$198
Other liabilities	$368	$1	$369
Total liabilities	$6,910	$27	$6,937
Retained earnings	$1,718	$(33)	$1,685
Total Chemours stockholders' equity	$604	$(33)	$571
Total equity	$605	$(33)	$572
Total liabilities and equity	$7,515	$(6)	$7,509

Revised Consolidated Statements of Stockholders' Equity

	Year ended December 31, 2023
	As reported	Adjustments	As revised
Retained earnings at 1/1/2023	$2,170	$(1)	$2,169
Net loss	$(237)	$(15)	$(252)
Retained earnings at 12/31/2023	$1,782	$(16)	$1,766

	Year ended December 31, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,782	$(16)	$1,766
Net income	$86	$(17)	$69
Retained earnings at 12/31/2024	$1,718	$(33)	$1,685

Revised Consolidated Statements of Cash Flows

	Year ended December 31, 2023

	As reported	Adjustments	As revised
Net loss	$(237)	$(15)	$(252)
Cash flows from operating activities:
Deferred tax provision (benefit)	$(158)	$15	$(143)
Depreciation and amortization	$307	$2	$309
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(10)	$(4)	$(14)
Inventories and other current operating assets	$58	$3	$61
(Decrease) increase in operating liabilities:
Accounts payable	$(72)	$(2)	$(74)
Other non-current operating liabilities	$2	$1	$3
Cash provided by (used for) operating activities	$556	$-	$556

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Year Ended December 31, 2024
	As reported	Adjustments	As revised
Net income	$86	$(17)	$69
Cash flows from operating activities:
Depreciation and amortization	$301	$(9)	$292
Deferred tax (benefit) provision	$(27)	$(4)	$(31)
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(152)	$13	$(139)
Inventories and other current operating assets	$(146)	$6	$(140)
(Decrease) increase in operating liabilities:
Accounts payable	$(9)	$13	$4
Other non-current operating liabilities	$13	$(2)	$11
Cash provided by (used for) operating activities	$(633)	$—	$(633)

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

Liquidity

The Company believes it has sufficient liquidity, through future cash flows from operations, unrestricted cash on hand and availability under its revolving credit facility to timely settle its current liabilities through at least the end of February 2027, however, an adverse resolution of one or more legal or environmental matters could have a material adverse effect on the Company's liquidity.

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

At December 31, 2025, the Company has $670 of unrestricted cash and cash equivalents, of which $447 is maintained at foreign subsidiaries. The Company anticipates generating additional positive cash flows from operations in 2026. The Company has $1,686 of current liabilities as of December 31, 2025. The Company also has $955 of availability under its revolving credit facility at December 31, 2025. The Company’s revolving commitments are comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. The Company has $495 of 5.375% senior unsecured notes which mature in May 2027. Based on current liquidity levels and projected cash flows, the Company would not have sufficient funds to repay this indebtedness at maturity absent refinancing or other capital-raising actions. It is the Company's intent to refinance these senior unsecured notes, however, the availability and terms of any such financing will depend on market conditions, the Company’s financial performance, and other factors, and there can be no assurance that such actions will be successful. Failure to successfully refinance or otherwise address this maturity could have a material adverse effect on the Company’s financial condition and liquidity.

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

At December 31, 2025 and December 31, 2024, the Company's restricted cash and restricted cash equivalents includes cash and cash equivalents deposited in an escrow account as per the terms of the Company's Memorandum of Understanding ("MOU") agreement. See "Note 22 – Commitments and Contingent Liabilities" for further details on the MOU and Water District Settlement Fund.

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

Defined Benefit Plans

Chemours has defined benefit plans covering certain of its employees outside of the U.S. The benefits of these plans, which primarily relate to pensions, are accrued over the employees’ service periods. The Company uses actuarial methods and assumptions in the valuation of its defined benefit obligations and the determination of any net periodic pension income or expense. Any differences between actual and expected results, or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur. Rather, they are systematically recognized over subsequent periods.

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

Intangibles – Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. ASU 2025-06 clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. The guidance will be effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal periods. Companies have the option to apply the guidance on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Recently Adopted Accounting Guidance

Joint Venture Formations

In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-05, Business Combinations - Joint Venture Formations, which requires joint ventures to initially measure its assets and liabilities at fair value on the formation date. The guidance will be effective prospectively to all joint ventures formed on or after January 1, 2025, with early adoption permitted. The Company has adopted the guidance and applied the provisions of ASU 2023-05 to joint ventures formed on or after January 1, 2025.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosure around the effective tax rate reconciliation, along with incremental disclosure around income taxes paid and certain income statement-related disclosures. The guidance will be effective prospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has prospectively adopted the guidance and includes the required enhanced disclosures in its consolidated financial statements beginning in the year ending December 31, 2025. Refer to "Note 9 – Income Taxes" for this reconciliation and further details.

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

Disaggregation of Net Sales

The following table sets forth a disaggregation of the Company’s net sales by geographic region and segment for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Net sales by geographic region (1)
North America:
Thermal & Specialized Solutions	$1,125	$1,029	$1,076
Titanium Technologies	1,022	1,026	1,054
Advanced Performance Materials	476	499	556
Other Segment	31	35	59
Total North America	2,654	2,589	2,745
Asia Pacific:
Thermal & Specialized Solutions	235	200	192
Titanium Technologies	465	657	704
Advanced Performance Materials	532	518	554
Other Segment	11	11	12
Total Asia Pacific	1,243	1,386	1,462
Europe, the Middle East, and Africa:
Thermal & Specialized Solutions	381	362	369
Titanium Technologies	567	511	519
Advanced Performance Materials	208	258	297
Other Segment	7	7	12
Total Europe, the Middle East, and Africa	1,163	1,138	1,197
Latin America (2):
Thermal & Specialized Solutions	325	239	214
Titanium Technologies	375	378	403
Advanced Performance Materials	47	51	55
Other Segment	1	1	2
Total Latin America	748	669	674
Total net sales	$5,808	$5,782	$6,078
(1)
Net sales are attributed to countries based on customer location.
(2)
Latin America includes Mexico.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a disaggregation of the Company’s net sales by product group and segment for the years ended December 31, 2025, 2024 and 2023. Certain prior period amounts have been recast in order to conform with current presentation of Thermal & Specialized Solutions net sales disaggregation.

	Year Ended December 31,
	2025	2024	2023
Net sales by product group and segment
OpteonTM refrigerants	$1,264	$810	$710
FreonTM refrigerants	428	614	722
Foam, propellants, and other	374	406	419
Total Thermal & Specialized Solutions	2,066	1,830	1,851
Titanium dioxide	2,331	2,446	2,578
Minerals & Other	98	126	102
Total Titanium Technologies	2,429	2,572	2,680
Advanced materials	753	808	916
Performance solutions	510	518	546
Total Advanced Performance Materials	1,263	1,326	1,462
Performance chemicals and intermediates	50	54	85
Total Other Segment	50	54	85
Total net sales	$5,808	$5,782	$6,078

Substantially all of the Company’s net sales are derived from goods and services transferred at a point in time. The Company’s net sales from trademark licensing royalties were not significant for the years ended December 31, 2025, 2024 and 2023.

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

The following table sets forth the Company’s contract balances from contracts with customers at December 31, 2025 and 2024.

	December 31,
	2025	2024
Contract assets:
Accounts receivable - trade, net (Note 11)	$562	$619
Contract liabilities:
Deferred revenue	$5	$11
Customer rebates (Note 19)	75	70

Changes in the Company’s deferred revenue balances resulting from additions for advance payments and deductions for amounts recognized in net sales during the years ended December 31, 2025 and 2024 were not significant. For the years ended December 31, 2025 and 2024, the amount of net sales recognized from performance obligations satisfied in prior periods (e.g., due to changes in transaction price) were not significant.

There were no material contract asset balances or capitalized costs associated with obtaining or fulfilling customer contracts as of December 31, 2025 and 2024.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Remaining Performance Obligations

Certain of the Company’s master services agreements or other arrangements contain take-or-pay clauses, whereby customers are required to purchase a fixed minimum quantity of product during a specified period, or pay the Company for such orders, even if not requested by the customer. The Company considers these take-or-pay clauses to be an enforceable contract, and as such, the legally-enforceable minimum amounts under such an arrangement are considered to be outstanding performance obligations on contracts with an original expected duration greater than one year. At December 31, 2025, Chemours had $180 of remaining performance obligations. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in 2026, approximately 36% as revenue in 2027, and approximately 10% in revenue for 2028. The Company applies the allowable practical expedient and does not include remaining performance obligations that have original expected durations of one year or less, or amounts for variable consideration allocated to wholly-unsatisfied performance obligations or wholly-unsatisfied distinct goods that form part of a single performance obligation, if any. Amounts for contract renewals that are not yet exercised by December 31, 2025 are also excluded.

Note 6. Research and Development Expense

The following table sets forth the Company’s R&D expense by segment and Corporate for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Thermal & Specialized Solutions	$31	$29	$25
Titanium Technologies	30	28	32
Advanced Performance Materials	46	50	48
Other Segment	0	1	1
Corporate	1	1	2
Total research and development expense	$108	$109	$108

Note 7. Restructuring, Asset-related, and Other Charges

The following table sets forth the components of the Company’s restructuring, asset-related, and other charges by segment for the years ended December 31, 2025, 2024 and 2023.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Non-Reportable Segment	Corporate	Total
Year Ended December 31, 2025
Employee separation charges:
SPS CapstoneTM Exit	$—	$—	$13	$—	$—	$13
2024 Restructuring Program	—	—	(1)	—	—	(1)
Total employee separation charges	—	—	12	—	—	12
Decommissioning and other charges:
SPS CapstoneTM Exit	—	—	15	—	—	15
2024 Restructuring Program	—	—	2	—	—	2
Titanium Technologies Transformation Plan	—	6	—	—	—	6
Total decommissioning and other charges	—	6	17	—	—	23
Total restructuring and other charges	—	6	29	—	—	35
Asset-related charges:
SPS CapstoneTM Exit	—	—	24	—	—	24
Total asset-related charges	—	—	24	—	—	24
Total restructuring, asset-related, and other charges	$—	$6	$53	$—	$—	$59

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2024
Employee separation charges:
2024 Restructuring Program	$—	$—	$14	$—	$6	$20
Titanium Technologies Transformation Plan	—	(1)	—	—	—	(1)
2023 Restructuring Program	—	—	—	—	—	—
Total employee separation charges	—	(1)	14	—	6	19
Decommissioning and other charges:
2024 Restructuring Program	—	—	3	—	—	3
Titanium Technologies Transformation Plan	—	11	—	—	—	11
Total Decommissioning and other charges	—	11	3	—	—	14
Total restructuring and other charges	—	10	17	—	6	33
Asset-related charges:
2024 Restructuring Program	—	—	27	—	—	27
Total asset-related charges	—	—	27	—	—	27
Total restructuring, asset-related, and other charges	$—	$10	$44	$—	$6	$60

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Corporate	Total
Year Ended December 31, 2023
Employee separation charges:
Titanium Technologies Transformation Plan	$—	$21	$—	$—	$—	$21
2023 Restructuring Program	—	—	3	—	1	4
2022 Restructuring Programs	1	—	(1)	—	(1)	(1)
ERP Implementation Abandonment Charges	—	—	—	—	1	1
Total employee separation charges	1	21	2	—	1	25
Decommissioning and other charges:
Titanium Technologies Transformation Plan	—	27	—	—	—	27
ERP Implementation Abandonment Charges	—	—	—	—	4	4
Total Decommissioning and other charges	—	27	—	—	4	31
Total restructuring and other charges	1	48	2	—	5	56
Asset-related charges:
Titanium Technologies Transformation Plan		77	—	—	1	78
ERP Implementation Abandonment Charges	—	—	—	—	11	11
Other asset-related charges	8	—	—	—	—	8
Total asset-related charges	8	77	—	—	12	97
Total restructuring, asset-related, and other charges	$9	$125	$2	$—	$17	$153

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

As a result, during the year ended December 31, 2025, the Company recorded restructuring, asset-related and other charges of $52, consisting of non-cash asset-related charges of $24, employee separation charges of $13 and decommissioning and other charges of $15. The associated severance payments began in the first quarter of 2025 and are expected to be substantially completed by the third quarter of 2026. The $24 of asset related charges primarily includes $23 of non-cash accelerated depreciation related to the SPS CapstoneTM manufacturing assets remaining useful life. For the year ended December 31, 2025, the Company also recorded $7 related to the write-off of certain inventories that can no longer be utilized following the exit of the SPS CapstoneTM business. This amount is recorded in Cost of Goods Sold in the Interim Consolidated Statement of Operations. The Company also expects to incur decommissioning and other charges of up to $5 related to retention, external spending to support site closure activities, deconstruction and ongoing decommissioning expenses. These charges will be recognized as period costs as incurred.

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

As a result, during the year ended December 31, 2025, the Company recorded charges of $1 related to the 2024 Restructuring Program, respectively. Through December 31, 2025, the Company has recorded total charges of $51, consisting of non-cash asset-related charges of $27, employee separation charges of $19 and other charges of $5. The associated severance payments began in the third quarter of 2024 and are expected to be substantially completed by the first quarter of 2026. The $27 of asset related charges are based on decisions related to the write off of certain operating assets and associated construction-in-progress and other assets with no future intended use, as part of a strategic asset footprint transformation analysis within the Advanced Performance Materials business. The Company also expects to incur decommissioning and other charges of approximately $2 through 2026 which will be recognized as period costs as incurred.

Titanium Technologies Transformation Plan

On July 27, 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan effective August 1, 2023, following the Company’s Board of Directors approval on July 26, 2023. The Company began shutting down production and started decommissioning the plant during the third quarter of 2023 and fully completed the shut-down during the fourth quarter of 2023. Decommissioning activities were completed in the second quarter of 2024 and dismantling began thereafter. Dismantling and removal activities were completed in the first quarter of 2025.

During the year ended December 31, 2025, the Company recorded decommissioning and other charges of $6. Through December 31, 2025, the Company has recorded charges of approximately $136 consisting of asset-related impairments of $78, employee separation costs of $14, contract termination costs of $14 and decommissioning and other charges of $30. The associated severance payments were started in the fourth quarter 2023 and were substantially completed in the first quarter of 2025. For the year ended December 31, 2023, the Company also recorded $40 related to the write off of certain raw materials and stores inventories that can no longer be utilized following the production shutdown. This amount is recorded in Cost of Goods Sold in the Consolidated Statement of Operations.

As part of the Titanium Technologies Transformation Plan, following the plant closure, the segment also initiated an organizational redesign to further align its cost structure with its financial objectives. As a result, cumulative employee separation charges of $6 were recorded from inception through December 31, 2025. The employee separation and related payments were substantially completed in the fourth quarter of 2024. During the year ended December 31, 2025, the Company made total cash payments of $14 associated with the Titanium Technologies Transformation Plan, inclusive of severance payments, decommissioning, and other third-party fees.

2023 Restructuring Program

In addition to the Titanium Technologies plans, in 2023, management also initiated additional severance programs to further align the cost structure of the Company’s businesses and corporate functions with its financial objectives. From inception through December 31, 2025, the Company has recorded cumulative employee separation charges of $4. The severance costs were recognized as follows: $3 in Advanced Performance Materials and $1 in Corporate. The program and related severance payments were substantially completed in the third quarter of 2024.

2022 Restructuring Program

Management initiated a severance program in 2022 that was largely attributable to aligning the cost structure of the Company’s businesses and corporate functions with its strategic and financial objectives. From inception through December 31, 2025, the cumulative amount incurred for the Company's 2022 restructuring program amounted to $8 and the related payments were substantially completed in the fourth quarter of 2023.

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

The following table sets forth the change in the Company’s employee separation-related liabilities associated with its restructuring programs for the years ended December 31, 2025 and 2024.

	SPS CapstoneTM Exit	2024 Restructuring Program	Titanium Technologies Transformation Plan	2023 Restructuring Program	2022 Restructuring Program	ERP Implementation Abandonment	Total
Balance at January 1, 2024	$—	$—	$10	$4	$—	$—	$14
Charges to income	—	20	(1)	—	—	—	19
Payments	—	(8)	(8)	(4)	—	—	(20)
Balance at December 31, 2024	—	12	1	—	—	—	13
Charges to income	13	(1)	—	—	—	—	12
Payments	(13)	(10)	(1)	—	—	—	(24)
Balance at December 31, 2025	$—	$1	$—	$—	$—	$—	$1

There were no other significant outstanding liabilities related to the Company’s decommissioning and other restructuring-related charges at December 31, 2025 and 2024.

Note 8. Other Income, Net

The following table sets forth the components of the Company’s other income, net for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Leasing, contract services, and miscellaneous income	$9	$5	$11
Royalty income (1)	10	6	8
Gain on sales of assets and businesses, net (2)	8	3	110
Exchange losses, net (3)	(11)	(9)	(38)
Non-operating pension and other post-retirement employee benefit income (4)	10	3	—
Total other income, net	$26	$8	$91
(1)
Royalty income is primarily from technology licensing
(2)
For the year ended December 31, 2025, gain on sales of assets and businesses, net, includes a gain on sale of $7 related to certain parcels of land at the Company's manufacturing site in Kuan Yin, Taiwan. Refer to "Note 13 – Property, Plant and Equipment, Net" for further information. For the year ended December 31, 2023, gain on sale of assets and businesses, net includes pre-tax gain on sale of $106 related to the Glycolic Acid Transaction. Refer to "Note 4 – Acquisitions and Divestitures" for further details.
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 9. Income Taxes

The following table sets forth the Company’s income (loss) before income taxes for its U.S. and international operations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
U.S. operations (including exports)	$(453)	$(218)	$(638)
International operations	176	324	320
Income (loss) before income taxes	$(277)	$106	$(318)

The following table sets forth the components of the Company’s provision for (benefit from) income taxes for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
U.S. federal	$18	$6	$25
U.S. state and local	(1)	—	(5)
International	32	62	57
Total current tax expense	49	68	77
Deferred tax (benefit) expense:
U.S. federal	58	(15)	(112)
U.S. state and local	8	(10)	(9)
International	(6)	(6)	(22)
Total deferred tax (benefit) expense	60	(31)	(143)
Total provision for (benefit from) income taxes
U.S. federal	76	(9)	(87)
U.S. state and local	7	(10)	(14)
International	26	56	35
Total provision for (benefit from) income taxes	$109	$37	$(66)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024.

	December 31,
	2025	2024
Deferred tax assets:
Environmental and other liabilities	$246	$188
Employee related and benefit items	49	48
Other assets and accrual liabilities	34	29
Intangible Assets	109	124
Tax attribute carryforwards	295	241
Derivatives and hedging instruments	28	—
Capitalization of research and development costs	129	111
Operating lease liability	61	60
Total deferred tax assets	951	801
Less: Valuation allowance	(326)	(150)
Total deferred tax assets, net	625	651
Deferred tax liabilities:
Property, plant, and equipment and intangible assets	(268)	(281)
LIFO inventories	(15)	(14)
Operating lease asset	(65)	(63)
Derivatives and hedging instruments	—	(5)
Other liabilities	(60)	(43)
Total deferred tax liabilities	(408)	(406)
Deferred tax assets, net	$217	$245

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth an analysis of the Company’s effective tax rates for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025
	$	%
Statutory U.S. federal income tax rate	$(58)	21%
State income taxes, net of federal benefit (1)	7	(2.5)%
Foreign Tax Effects
Switzerland
Statutory tax rate difference between Switzerland and United States	(12)	4.3%
Swiss Cantonal Taxes	8	(2.9)%
Basis Difference in intangible Assets, Net	6	(2.2)%
Foreign Translation Adjustments	(5)	1.8%
Other	(3)	1.1%
Netherlands
Changes in Valuation Allowance	10	(3.6)%
Statutory tax rate difference between Netherlands and United States	(11)	4.0%
Foreign Translation Adjustments	(2)	0.7%
Other	5	(1.8)%
Mexico
Statutory tax rate difference between Mexico and United States	3	(1.1)%
Foreign Translation Adjustments / Fixed Asset Indexation	(5)	1.8%
China
Statutory tax rate difference between China and United States	2	(0.7)%
Withholding Tax	3	(1.1)%
Other	(1)	0.4%
Japan
Statutory tax rate difference between Japan and United States	4	(1.4)%
Non-Taxable Equity in Affiliates	(9)	3.2%
Other	(1)	0.4%
Taiwan
Non-Taxable Gain on Land Sale	(1)	0.4%
Changes in Valuation Allowance	(1)	0.4%
Other	(1)	0.4%
Brazil
Statutory tax rate difference between Brazil and United States	1	(0.4)%
Other	1	(0.4)%
Other Foreign Jurisdictions	5	(1.8)%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	(14)	5.1%
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	2	(0.7)%
Foreign-derived intangible income	—	—%
Subpart F Income	19	(6.9)%
Foreign Tax Credits	(18)	6.5%
S986 Foreign Exchange Gain/(Loss)	(4)	1.4%
Withholding Taxes – Third Party & US	3	(1.1)%
Tax Credits
General business tax credits	(6)	2.2%
Changes in Valuation Allowance	156	(56.3)%
Nontaxable or Nondeductible Items
Share-Based payment awards	3	(1.1)%
Non-Deductible Legal Fees	12	(4.3)%
Depletion	(2)	0.7%
Japanese Dual Resident Entity in US	3	(1.1)%
Intercompany Profit in Inventory	4	(1.4)%
Changes in Unrecognized Tax Benefits	6	(2.2)%
Other Adjustments	—	—%
Total effective tax rate	$109	(39)%
(1)
State taxes in Illinois, Mississippi, New Jersey, Delaware, and California made up the majority (greater than 50%) of the tax effect in this category.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Year Ended December 31,
	2024		2023
	$	%	$	%
Statutory U.S. federal income tax rate	$22	21.0%	$(67)	21.0%
State income taxes, net of federal benefit	(9)	(8.5)%	(13)	4.1%
Lower effective tax rate on international operations, net	(6)	(5.7)%	55	(17.3)%
Basis difference in intangible assets, net	(1)	(0.9)%	(12)	3.8%
Tax exempt income	—	—%	(24)	7.5%
Non - deductible expenses	13	12.2%	11	(3.4)%
Goodwill	12	11.3%	—	—%
Depletion	(4)	(3.8)%	(4)	1.3%
Exchange gains	(6)	(5.7)%	(16)	5.0%
Provision to return and other adjustments	16	15.1%	(6)	1.9%
Valuation allowance	—	—%	15	(4.7)%
Executive compensation limitation	1	0.9%	9	(2.8)%
Stock-based compensation	(1)	(0.9)%	(13)	4.1%
R&D credit	(7)	(6.6)%	(8)	2.5%
Uncertain tax positions	5	4.7%	7	(2.2)%
Other, net	2	1.8%	—	—%
Total effective tax rate	$37	34.9%	$(66)	20.8%

In 2023, the Company received a ruling from the Swiss tax authorities which resulted in the recognition of a deferred tax asset related to intangibles and an accompanying valuation allowance. The current year movement of this ruling continues to be presented net of the valuation allowance in the effective tax rate reconciliation above.

The following table sets forth the income taxes paid / (refunded) for the year ended December 31, 2025:

Year Ended December 31,
Jurisdiction Name	2025
United States	$—
Other State	(2)
Total Federal and State	(2)

China	$12
Mexico	19
Switzerland - Federal	18
Switzerland - Cantonal	10
Brazil	11
Other Foreign	6
Total Foreign	76
Total Income Taxes Paid	74

Prior to adoption of ASU 2023-09, the Company reported income taxes paid in 2024 and 2023 of $82 and $63, respectively.

Management asserts that it is indefinitely reinvested with respect to all undistributed earnings prior to 2018 and, therefore, has not recorded deferred tax liabilities with respect to those earnings. Beginning in 2018, management determined that the Company’s earnings from certain foreign subsidiaries are not indefinitely reinvested and presumed such earnings will be distributed to the U.S. At December 31, 2025 and 2024, deferred tax liabilities for the foreign subsidiaries that are not indefinitely reinvested were not material to the Company’s consolidated financial statements. At December 31, 2025, the amount of indefinitely reinvested unremitted earnings was approximately $474. The potential tax implications of the repatriation of unremitted earnings are driven by the facts at the time of distribution; however, the incremental cost to repatriate earnings is expected to be primarily related to withholding taxes and is not expected to be material.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Company reviews its tax return positions, taking into account the progress of audits by various taxing jurisdictions and other changes in relevant facts and circumstances evident at each balance sheet date. At December 31, 2025, the Company recognized net tax expense of $6 related to uncertain tax positions specific to transfer pricing and the treatment of discrete intercompany transactions. The Company maintains its as filed tax positions are appropriate and supportable.

Under the tax laws of various jurisdictions in which the Company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2025, the Company’s state net operating losses amounted to $25, which substantially expire between 2035 and 2045. The Company has foreign net operating losses of $60, which have various expiration dates between 2029 through 2044, as well as unlimited carryforward periods, and $50 of certain foreign tax credits, which expire between 2033 and 2045.

Each year, Chemours and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and non-U.S. jurisdictions. The following table sets forth the Company’s significant jurisdictions’ tax returns that are subject to examination by their respective taxing authorities for the open years listed.

Jurisdiction	Open Years
China	2019 through 2025
India	2015 through 2025
Mexico	2020 through 2025
Netherlands	2024 through 2025
Singapore	2019 through 2025
Switzerland	2020 through 2025
Taiwan	2024 through 2025
U.S.	2017 through 2025

Positions challenged by the taxing authorities may be settled or appealed by Chemours and/or EID in accordance with the tax matters agreement. As a result, income tax uncertainties are recognized in the Company’s consolidated financial statements in accordance with accounting for income taxes, when applicable.

The following table sets forth the change in the Company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$82	$73	$65
Gross amounts of increases and decreases in unrecognized tax benefits as a result of adjustments to tax provisions taken during the prior period	—	—	2
Gross amounts of increases and decreases in unrecognized tax benefits as a result of tax positions taken during the current period	9	9	6
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1)	—	—
Balance at December 31,	$90	$82	$73

Total unrecognized tax benefits, if recognized, that would impact the effective tax rate	$44	$54	$48
Total amount of interest and penalties recognized in the consolidated statements of operations	3	5	4
Total amount of interest and penalties recognized in the consolidated balance sheets	16	13	8

As of December 31, 2025, the total amount of unrecognized tax benefits was $90, of which $58 was recorded in other liabilities and $32 was recorded as an offset to deferred tax assets. These unrecognized tax benefits primarily relate to transfer pricing matters and the treatment of discrete intercompany transactions. In addition, accruals of $16 have been recorded for penalties and interest, as of December 31, 2025, in other liabilities.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

These liabilities at December 31, 2025 were reduced by $44 for offsetting benefits from the corresponding effects of potential transfer pricing adjustments included in other assets.

The following table sets forth a rollforward of the Company’s deferred tax asset valuation allowance for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$150	$180	$12
Charges to income tax expense	181	2	168
Reduction of valuation allowance	(5)	(32)	—
Balance at December 31,	$326	$150	$180

For the years ended December 31, 2025, 2024, and 2023 the Company recorded $176, $(30), and $168 of valuation allowance, respectively.

Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon our analysis of historical operation results, as well as projections of our future taxable income/(losses) during the periods in which the temporary differences will be recoverable, management believes the uncertainty regarding the realization of certain U.S. federal, foreign, and state deferred tax assets requires a valuation allowance against such assets as of December 31, 2025.

For the year ended December 31, 2025, the Company recorded certain valuation allowance adjustments against deferred tax assets of its U.S. consolidated group, including a $156 valuation allowance for U.S. federal and state interest carryforwards, as well as $12 against its State net operating losses and other deferred tax assets. In addition, the Company recorded a $10 partial valuation allowance against its net operating losses generated by its Dutch subsidiaries. Finally, the Company determined its Argentinean required a full valuation allowance of $3 recorded in the fourth quarter.

For the year ended December 31, 2024, the decrease in valuation allowance of $30 was primarily related to changes in realizability associated with deferred tax assets of its Taiwanese and Swiss subsidiaries.

For the year ended December 31, 2023, the increase in valuation allowance of $168 was primarily due to the Company’s recognition of a $150 deferred tax asset and related valuation allowance of $138 in connection with a Swiss ruling received in 2023 related to intangible assets and certain limitations on its realizability. In addition, there was a plant closure in Taiwan whereby the Company recorded a valuation allowance of $13 against certain deferred tax assets of one of its Taiwanese subsidiaries. One of our U.S. subsidiaries also recorded a $15 valuation allowance against its deferred tax assets for U.S. State net operating losses and other deferred tax assets.

Our US federal, state, and foreign valuation allowances are based on projections of taxable income, which may be subject to change in the future, and may be impacted by the Tax Act provisions going into effect in 2026 regarding interest deductibility limitations, and events subsequent to our Balance Sheet date including the previously disclosed sale of land in Kuan Yin, Taiwan and any future costs incurred in connection with Note 22, Commitments and Contingent Liabilities.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 10. Earnings Per Share of Common Stock

The following table sets forth the reconciliations of the numerators and denominators of the Company’s basic and diluted earnings (loss) per share calculations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income attributable to Chemours	$(386)	$69	$(253)
Denominator:
Weighted-average number of common shares outstanding - basic	150,237,101	149,494,462	148,912,397
Dilutive effect of the Company’s employee compensation plans (1)	—	677,827	—
Weighted-average number of common shares outstanding - diluted	150,237,101	150,172,289	148,912,397

Basic (loss) earnings per share of common stock (2)	$(2.57)	$0.46	$(1.70)
Diluted (loss) earnings per share of common stock (1) (2)	(2.57)	0.46	(1.70)
(1)
In periods where the Company incurs a net loss, the impact of potentially dilutive securities is excluded from the calculation of EPS, as their inclusion would have an anti-dilutive effect. As such, with respect to the measure of diluted EPS, the impact of 404,781 and 1,584,958 potentially dilutive securities is excluded from the calculation for the year ended December 31, 2025 and December 31, 2023.
(2)
Figures may not recalculate exactly due to rounding. Basic and diluted earnings (loss) per share are calculated based on unrounded numbers.

The following table sets forth the average number of stock options and performance stock options that were out of the money and, therefore, were not included in the Company’s diluted earnings (loss) per share calculations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Average number of stock options	4,353,418	2,246,602	1,444,099

Note 11. Accounts and Notes Receivable, Net

The following table sets forth the components of the Company’s accounts and notes receivable, net at December 31, 2025 and 2024.

	December 31,
	2025	2024
Accounts receivable - trade, net (1)	$562	$619
VAT, GST, and other taxes (2)	96	114
Other receivables (3)	21	37
Total accounts and notes receivable, net	$679	$770
(1)
Accounts receivable - trade, net includes trade notes receivable of $1 and $1 and is net of allowances for doubtful accounts of $2 and $2 at December 31, 2025 and 2024, respectively. Such allowances are equal to the estimated uncollectible amounts.
(2)
Value added tax (“VAT”) and goods and services tax (“GST”) for various jurisdictions.
(3)
Other receivables consist of derivative instruments, advances, and other deposits including receivables under the terms of the MOU. For details of the MOU, see “Note 22 – Commitments and Contingent Liabilities”.

Accounts and notes receivable are carried at amounts that approximate fair value. Bad debt expense amounted to $1, $8 and $3 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the change in the Company's allowance for doubtful accounts for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$2	$2	$10
Additions charged to expenses	1	8	3
Deductions from reserves (1)	(1)	(8)	(11)
Balance at December 31,	$2	$2	$2
(1)
Include bad debt write-offs of less than $1 for each of the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 12. Inventories

The following table sets forth the components of the Company’s inventories at December 31, 2025 and 2024.

	December 31,
	2025	2024
Finished products	$875	$889
Semi-finished products	259	271
Raw materials, stores, and supplies	803	679
Inventories before LIFO adjustment	1,937	1,839
Less: Adjustment of inventories to LIFO basis	(368)	(376)
Total inventories	$1,569	$1,463

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories are valued under the LIFO method at substantially all of the Company’s U.S. locations, which comprised $911 and $900 (or 47% and 49%), respectively of inventories before the LIFO adjustments at December 31, 2025 and 2024, respectively. The remainder of the Company’s inventory held in international locations and certain U.S. locations is valued under the average cost method.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 13. Property, Plant, and Equipment, Net

The following table sets forth the components of the Company’s property, plant, and equipment, net at December 31, 2025 and 2024.

	December 31,
	2025	2024
Equipment	$8,314	$7,916
Buildings	1,187	1,133
Construction-in-progress	319	404
Land	69	88
Mineral rights	31	36
Property, plant, and equipment	9,920	9,577
Less: Accumulated depreciation	(6,842)	(6,389)
Total property, plant, and equipment, net	$3,078	$3,188

Property, plant, and equipment, net included gross assets under finance leases of $101 and $102 at December 31, 2025 and 2024, respectively.

Interest expense capitalized as part of property, plant, and equipment, net amounted to $6, $10, and $7 for the years ended December 31, 2025, 2024 and 2023, respectively.

Depreciation expense amounted to $340, $301, and $297 for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company had previously committed to selling the land of its manufacturing site in Kuan Yin, Taiwan, following the announcement of its closure on July 27, 2023, as part of the Titanium Technologies Transformation Plan. The land was not available for immediate sale pending the removal of an environmental pollution mark from the land titles and the completion of dismantling, removal, and remediation activities at the decommissioned site. During the year ended December 31, 2025, following completion of dismantling and removal activities and remediation efforts, the Company sold certain parcels of land previously classified as held for sale and recorded a gain on sale of $7, which is reflected within "Other Income, Net" in the Consolidated Statements of Operations. At December 31, 2025, $21 of land met held for sale criteria and is classified as Assets held for sale on the Consolidated Balance Sheets. In January 2026, the Company entered into four separate Real Estate Sale and Purchase Agreements with four entities affiliated with each other, to sell ten parcels of land in Kuan Yin, Taiwan, for a total purchase price of approximately $360.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 14. Leases

The Company leases certain office space, laboratory space, equipment, railcars, tanks, barges and warehouses. Lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 21 years. Some leases of equipment contain immaterial amounts of residual value guarantees. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The following table sets forth the Company’s lease assets and lease liabilities and their balance sheet locations at December 31, 2025 and 2024.

		December 31,
	Balance Sheet Location	2025	2024
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$271	$265
Finance lease assets	Property, plant, and equipment, net (Note 13)	43	53
Total lease assets		$314	$318

Lease liabilities:
Current:
Operating lease liabilities	Other accrued liabilities (Note 19)	$62	$56
Finance lease liabilities	Short-term and current maturities of long-term debt (Note 20)	11	13
Total current lease liabilities		73	69
Non-current:
Operating lease liabilities	Operating lease liabilities	191	198
Finance lease liabilities	Long-term debt, net (Note 20)	28	38
Total non-current lease liabilities		219	236
Total lease liabilities		$292	$305

The following table sets forth the components of the Company’s lease cost for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$90	$61	$63
Short-term lease cost	20	14	7
Variable lease cost	21	19	18

Finance lease cost:
Amortization of lease assets	11	9	9
Interest on lease liabilities	2	3	3
Total lease cost	$144	$106	$100

The following table sets forth the cash flows related to the Company’s leases for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98	$69	$70
Operating cash flows from finance leases	2	3	3
Financing cash flows from finance leases	14	12	11

Non-cash lease liabilities activity:
Leased assets obtained in exchange for new operating lease liabilities	$84	$38	$66
Leased assets obtained in exchange for new finance lease liabilities	—	7	—

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the weighted-average terms and weighted-average discount rates for the Company’s leases at December 31, 2025 and 2024.

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	6.9	8.3
Finance leases	4.0	4.5

Weighted-average discount rate:
Operating leases	6.39%	6.09%
Finance leases	6.41%	5.67%

The following table sets forth the Company’s lease liabilities’ maturities for the next five years and thereafter.

	Operating Leases	Finance Leases	Total
2026	$75	$12	$87
2027	58	10	68
2028	43	10	53
2029	35	6	41
2030	27	1	28
Thereafter	68	6	74
Total lease payments	306	45	351
Less: Imputed interest	53	6	59
Present value of lease liabilities	$253	$39	$292

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Chemours Discovery Hub

In October 2017, Chemours executed a build-to-suit lease agreement to construct a new 312,000-square-foot R&D facility located in the Science, Technology, and Advanced Research campus of the University of Delaware in Newark, Delaware (“Chemours Discovery Hub”). Chemours was deemed to be the owner for accounting purposes during construction of the facility. Construction was completed in the fourth quarter of 2019, and, upon its completion, Chemours evaluated whether a sale occurred for purposes of sale-leaseback accounting treatment. The Company determined that this transaction did not qualify for sale-leaseback accounting, and, as a result, the leasing arrangement is considered to be a financing transaction. At completion of the construction, the build-to-suit lease liability was reclassified as a financing obligation within long-term debt, net, and the build-to-suit lease asset was capitalized in property, plant and equipment, net. At December 31, 2025 and 2024, a financing obligation of $88 and $90, respectively, and property, plant, and equipment of $73 and $76, respectively, are recorded on the Company’s consolidated balance sheet.

The following table sets forth the Company’s minimum future payments due for the next five years and thereafter related to the Chemours Discovery Hub financing obligation.

2026	$7
2027	7
2028	7
2029	7
2030	7
Thereafter	115
Total lease payments	150
Less: Imputed interest	(62)
Present value of financing obligation	$88

Note 15. Goodwill and Other Intangible Assets, Net

Goodwill

The following table sets forth the changes in the carrying amount of the Company’s goodwill by segment for the years ended December 31, 2025 and 2024.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials	Other Segment	Total
Balance at January 1, 2024	$33	$13	$56	$—	$102
Goodwill impairment	—	—	(56)	—	(56)
Balance at December 31, 2024	33	13	—	—	46
Balance at December 31, 2025	$33	$13	$—	$—	$46

Chemours consists of four operating segments: Thermal & Specialized Solutions, Titanium Technologies, Advanced Performance Materials, and Performance Chemicals and Intermediates (included in Other Segment). The Company defines its reporting units as operating units or one level below its operating segments. In 2025 and 2024, the Company had two and three reporting units for goodwill testing, respectively, which align with the Company's operating segments that have goodwill as of that current year. The Company completes its annual goodwill impairment test on October 1 each year, or more frequently if triggering events indicate a possible impairment. The Company continually evaluates financial performance, economic conditions and other recent developments in assessing if a triggering event indicates that the carrying values of goodwill or long-lived assets are impaired. The Company tested the goodwill balances attributable to each of its reporting units for potential impairment on October 1, 2025 and 2024, the dates of Chemours’ annual goodwill assessments. No goodwill impairments were recorded for the year ended December 31, 2025, as the fair values of the Company’s reporting units that carry goodwill exceeded each respective reporting unit’s carrying amount on October 1, 2025. See below for further details related to 2024.

The total accumulated goodwill impairment losses included in the Company's goodwill balance at both December 31, 2025 and December 31, 2024 amounted to $56, which represents the impairment charge recorded in the third quarter of 2024 for the Advanced Performance Materials reporting unit as described further below.

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

Based upon the results of our annual goodwill impairment tests, no further impairments to the carrying value of goodwill were necessary or recorded for the years ended December 31, 2025 and 2024, as the fair values of the Company's other reporting units that carry goodwill exceeded each respective reporting unit's carrying amount on October 1, 2025 and 2024.

The Company continually monitors macroeconomic and industry-specific conditions for indicators of potential impairment of goodwill and long-lived assets. During 2025, the Company evaluated the sustained weakness in the global TiO₂ market, including lower selling prices and utilization levels, as well as delays in the development of hydrogen-related infrastructure affecting certain end markets. Further, based on this evaluation, the Company concluded that no triggering events were identified for long-lived assets.

Other Intangible Assets, Net

The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets by major class at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Allowance units (1)	$8	$(6)	$2	$8	$(5)	$3
Customer lists	2	(2)	—	2	(2)	—
Customer relationships	22	(22)	—	22	(22)	—
Patents	13	(13)	—	13	(13)	—
Purchased and licensed technology	3	(3)	—	3	(3)	—
Other	11	(11)	—	11	(11)	—
Total other intangible assets	$59	$(57)	$2	$59	$(56)	$3
(1)
Allowance units represent rights purchased for the production and/or importation of regulated materials.

The aggregate pre-tax amortization expense for definite-lived intangible assets was less than $1, less than $1, and $10 for the years ended December 31, 2025, 2024 and 2023, respectively. Less than $1 of pre-tax amortization expense is estimated annually for 2026, 2027, 2028, 2029, and 2030. Definite-lived intangible assets are amortized over their estimated useful lives, generally for periods ranging up to 20 years. The reasonableness of the useful lives of these assets is periodically evaluated. The Company does not have any indefinite-lived intangible assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 16. Investments in Affiliates

The Company holds investments in companies where it, directly or indirectly, owns 20% to 50% of the voting stock, or has the ability to exercise significant influence over the operating and financial policies of the investee.

The following table sets forth the jurisdiction, carrying value, and ownership percentages of the Company’s investments in affiliates at December 31, 2025 and 2024.

		December 31, 2025		December 31, 2024
Investee	Jurisdiction	Carrying Value	Ownership	Carrying Value	Ownership
Chemours-Mitsui Fluorochemicals Company, Ltd.	Japan	$84	50.0%	$79	50.0%
The Chemours Chenguang Fluoromaterials Company Limited	China	35	50.0%	33	50.0%
Changshu 3F Zhonghao New Chemical Materials Co., Ltd.	China	41	10.0%	40	10.0%
		$160		$152

The following table sets forth the changes in the Company’s investments in affiliates for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$152	$158	$175
Equity in earnings of affiliates	35	43	45
Dividends	(27)	(37)	(49)
Currency translation and other	—	(12)	(13)
Balance at December 31,	$160	$152	$158

The Company engages in transactions with its equity method investees in the ordinary course of business. For the years ended December 31, 2025, 2024 and 2023, net sales to the Company’s equity method investees amounted to $127, $127, and $144, respectively, and purchases from the Company’s equity method investees amounted to $270, $295, and $221, respectively.

Note 17. Other Assets

The following table sets forth the components of the Company’s other assets at December 31, 2025 and 2024.

	December 31,
	2025	2024
Capitalized repair and maintenance costs	$235	$315
Pension assets (1)	142	97
Deferred income taxes	254	280
Miscellaneous (2)	120	96
Total other assets	$751	$788
(1)
Pension assets represents the funded status of certain of the Company’s long-term employee benefit plans.
(2)
Miscellaneous includes corresponding income tax benefits related to uncertain tax positions on transfer pricing (see "Note 9 – Income Taxes").

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 18. Accounts Payable

The following table sets forth the components of the Company’s accounts payable at December 31, 2025 and 2024.

	December 31,
	2025	2024
Trade payables	$929	$1,134
VAT and other payables	25	22
Total accounts payable	$954	$1,156

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

The outstanding payment obligations at December 31, 2025 and 2024 were $132 and $180, respectively. At December 31, 2025 and 2024, $122 and $162 are in Accounts Payable in the Consolidated Balance Sheets, while $10 and $18 are included in Short-term and current maturities of long-term debt in the Consolidated Financial Statements.

The following table sets forth the changes in Company's outstanding payment obligations by balance sheet location for the years ended December 31, 2025 and 2024.

	Accounts Payable	Short-Term Debt	Total
Balance at January 1, 2024	$170	$27	$197
Invoices confirmed during the year	450	93	543
Confirmed invoices paid during the year	(458)	(102)	(560)
Balance at December 31, 2024	162	18	180
Invoices confirmed during the year	341	80	421
Confirmed invoices paid during the year	(381)	(88)	(469)
Balance at December 31, 2025	$122	$10	$132

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 19. Other Accrued Liabilities

The following table sets forth the components of the Company’s other accrued liabilities at December 31, 2025 and 2024.

	December 31,
	2025	2024
Accrued litigation (1)	$167	$112
Asset retirement obligations (2)	9	8
Income taxes	10	22
Customer rebates	75	70
Accrued interest	33	18
Operating lease liabilities (3)	62	56
Miscellaneous (4)	150	110
Total other accrued liabilities	$506	$396
(1)
At December 31, 2025 and 2024, accrued litigation includes $23 and $68 for settlements with the State of Ohio and the State of Delaware, respectively. At December 31, 2025, accrued litigation also includes $99 related to the settlement agreement with the State of New Jersey. At December 31, 2024, accrued litigation also included $14 for settlements related to the Ohio MDL. Refer to "Note 22 – Commitments and Contingent Liabilities" for further details.
(2)
Represents the current portion of asset retirement obligations (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Represents the current portion of operating lease liabilities (see “Note 14 – Leases”).
(4)
At December 31, 2025, miscellaneous includes $65 of derivative liabilities, respectively. Miscellaneous also includes accruals related to utility expenses, property taxes, a workers compensation indemnification liability and other miscellaneous expenses.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 20. Debt

The following table sets forth the components of the Company’s debt at December 31, 2025 and 2024.

	December 31,
	2025	2024
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,050	$1,056
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2025 and €415 at December 31, 2024)	488	432
Senior unsecured notes:
5.375% due May 2027	495	495
5.750% due November 2028	783	783
4.625% due November 2029	620	620
8.000% due January 2033	600	600
Finance lease liabilities	39	51
Financing obligation (1)	88	90
Supplier financing obligation (2)	10	18
Other	9	11
Total debt principal	4,182	4,156
Less: Unamortized issue discounts	(21)	(19)
Less: Unamortized debt issuance costs	(20)	(24)
Less: Short-term and current maturities of long-term debt	(42)	(54)
Long-term debt, net	$4,099	$4,059
(1)
At December 31, 2025 and 2024, financing obligation relates to the financed portion of the Chemours Discovery Hub. Refer to “Note 14 – Leases” for further details.
(2)
At December 31, 2025 and 2024, supplier financing obligation relates to a supplier financing program whose obligations, based on their characteristics, are classified within short-term debt and current maturities of long-term debt. Refer to “Note 18 – Accounts Payable” for further details.

Senior Secured Credit Facilities

On August 18, 2023, the Company entered into an amendment and restatement credit agreement (the "Credit Agreement”) that provides for a $900 senior secured revolving credit facility (the “Revolving Credit Facility”) and five-year senior secured term loans (the "Senior Secured Term Loan Facility", collectively, the “Senior Secured Credit Facilities”).

On May 2, 2025, the Company entered into the Amendment No. 3 (the "Third Amendment") among the Company, certain subsidiaries of the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, which amends the Credit Agreement. The Third Amendment increased the total net leverage ratio thresholds governing the applicable rate for the Company’s revolving commitments existing immediate prior to the consummation of the transaction contemplated by the Amendment to May 2, 2030, increased the maximum senior secured net leverage ratio quarterly maintenance test through the fiscal quarter ended September 30, 2026, extended the termination date of certain revolving commitments and increased the aggregate revolving commitments available to $1,000, comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The Senior Secured Term Loan Facility provides for a Tranche B-3 class of term loans, denominated in U.S. dollars, in an aggregate principal amount of $1,070 (the “Dollar Term Loan”) and a class of Tranche B-3 class term loans, denominated in euros, in an aggregate principal amount of €415 (the “Euro Term Loan”) (collectively, the “Term Loans”). The Company received proceeds of $367, net of original issue discount and bank fees of $32. The proceeds of the Term Loans were primarily used to prepay, in full, all outstanding amounts under the previous April 2018 Credit Agreement, which amounted to $764 for the previous dollar term loan and €333 for the previous euro term loan, fees and expenses related therewith, and to fund the Water District Settlement Fund per the terms of the U.S. public water system Settlement Agreement pending final approval (see "Note 22 – Commitments and Contingent Liabilities"). Following the first amendment to the Credit Agreement, which was entered into on November 29, 2024, the Dollar Term Loan bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.00%, subject to an adjusted SOFR floor of 0.50%, or adjusted base rate, plus 2.00%, subject to a base rate floor of 1.00%. Following the second amendment to the Credit Agreement, which was entered into on December 13, 2024, the Euro Term Loan bears a variable interest rate equal to adjusted Euro Interbank Offered Rate ("EURIBOR") plus 3.25%, subject to an adjusted EURIBOR floor of 0.0%. The Term Loans will mature on August 18, 2028, and are subject to acceleration in certain circumstances. The Revolving Credit Facility is subject to a springing maturity in the event that the Dollar Term Loans, the Euro Term Loans or the unsecured notes due 2027, 2028 and 2029 are not redeemed, repaid, modified, and/or refinanced within the 91 day period prior to their maturity date.

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

At December 31, 2025, the effective interest rates on the Dollar Term Loan and the Euro Term Loan were 7.2% and 5.2%, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company made term loan repayments of $8, $11 and $9 on its Term Loans, respectively.

Borrowings made under the Revolving Credit Facility may be used for working capital and other general corporate purchases and other transactions not prohibited by the Credit Agreement. The Revolving Credit Facility bears a variable interest rate range based on the Company’s total net leverage ratio, as defined in the Credit Agreement, between (i) a 0.25% and a 1.00% spread for adjusted base rate loans, and (ii) a 1.25% and a 2.00% spread for SOFR and EURIBOR loans. In addition, the Company is required to pay a commitment fee on the average daily unused amount of the Revolving Credit Facility within an interest rate range based on its total net leverage ratio, between 0.10% and 0.25%. At December 31, 2025, commitment fees on the Revolving Credit Facility were assessed at a rate of 0.25% per annum. The Company’s revolving commitments are comprised of $780 in revolving commitments that mature on May 2, 2030 and $220 in revolving commitments that mature on October 7, 2026; in each case, subject to springing maturity provisions. There were no borrowings under the Revolving Credit Facility at December 31, 2025 and 2024. Issued and outstanding letters of credit under the Revolving Credit Facility amounted to $45 and $56 at December 31, 2025 and 2024, respectively.

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

Cash received from collections of sold receivables is used to fund additional purchases of receivables at 100% of face value on a revolving basis, not to exceed the facility limit, which is the aggregate purchase limit. For the years ended December 31, 2025 and 2024, the Company received $1,453 and $1,436, respectively, of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $1,465 and $1,425 respectively, of incremental accounts receivable. The Company maintains continuing involvement as it acts as the servicer for the sold receivables and guarantees payment to the bank. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which amounted to $153 and $112 at December 31, 2025 and 2024, respectively. During each of the years ended December 31, 2025, 2024 and 2023, the Company incurred $3 of fees associated with the Securitization Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

European Accounts Receivable Factoring Arrangement

On October 13, 2025, Chemours Deutschland GmbH, a private company with limited liability incorporated under the laws of Germany, Chemours International Operations Sarl, a private company with limited liability incorporated under the laws of Switzerland, Chemours Netherlands BV, a private company with limited liability incorporated under the laws of Netherlands, Chemours International BV, a private company with limited liability incorporated under the laws of Netherlands, Chemours UK Limited, a private company with limited liability incorporated under the laws of the United Kingdom, and Chemours Belgium BV, a private company with limited liability incorporated under the laws of Belgium (collectively, the “Chemours Sellers”), entered into a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) and the facility thereunder, (the “Factoring Facility”) with BNP Paribas Factor GmbH (“BNP”). On October 14, 2025, the Company, acceded to joint and several liability for all liabilities of the Chemours Sellers under the Receivables Purchase Agreement. Each of the Chemours Sellers is a direct or indirect wholly-owned subsidiary of the Company.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Pursuant to the Receivables Purchase Agreement, and subject to the terms and conditions set forth therein, the Chemours Sellers agree to offer for sale and to sell, and BNP agrees to purchase, certain eligible receivables and related rights in an amount of up to an aggregate outstanding balance of €180. The Receivables Purchase Agreement contains customary representations, warranties and covenants.

The initial term of the Receivables Purchase Agreement extends through October 14, 2026 and will be automatically extended for one-year period, unless earlier terminated in accordance with the terms of the Receivables Purchase Agreement. Pursuant to the Receivables Purchase Agreement, the purchase price for receivables sold pursuant to the Receivables Purchase Agreement will be the nominal amount of such receivables, less customary deductions. The Chemours Sellers and the Company will be obligated to pay applicable interest and fees to BNP.

For the year December 31, 2025, the Company received $86 of cash collections on receivables sold under the Receivables Purchase Agreement, following which it sold and derecognized $86, of incremental accounts receivable. The Company maintains continuing involvement with the sold receivables as it acts as the servicer for the sold receivables. During the year ended December 31, 2025, the Company incurred less than $1 of fees associated with the Factoring Facility. Costs associated with the sales of receivables are reflected in the Company’s consolidated statements of operations for the periods in which the sales occur.

Other

During the year ended 2024, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the year ended December 31, 2024, the Company made principal payments of $10 to the financing company. As of December 31, 2025, the Company has repaid all remaining borrowings under the financing arrangement.

During the year ended 2025, the Company entered into a financing arrangement, by which an external financing company funded certain of the Company's annual insurance premiums for $21. During the year ended December 31, 2025, the Company made principal payments of $12 to the financing company, and the remaining $9 is to be repaid in the next six months.

Maturities

The following table sets forth the Company’s debt principal maturities for the next five years and thereafter.

	Senior Debt	Finance Lease Liabilities	Financing Obligation	Supplier Financing Obligation	Other	Total
2026	$11	$12	$7	$10	$9	$49
2027	505	10	7	—	—	522
2028	1,282	10	7	—	—	1,299
2029	631	6	7	—	—	644
2030	10	1	7	—	—	18
Thereafter	1,598	6	115	—	—	1,719
Total payments	4,037	45	150	10	9	4,251
Less: Imputed interest	(1)	(6)	(62)	—	—	(69)
Total principal maturities on debt	$4,036	$39	$88	$10	$9	$4,182

The Company has required quarterly principal payments related to the Dollar Term Loan equivalent to 1.00% per annum through June 2028, with the balance due at maturity. Also, on an annual basis, the Company is required to make additional principal payments depending on leverage levels, as defined in the Credit Agreement, equivalent to up to 50% of excess cash flows based on certain leverage targets with step-downs to 25% and 0% as actual leverage decreases to below a 3.50 to 1.00 leverage target. The Company was not required to make additional principal payments in 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Debt Fair Value

The following table sets forth the estimated fair values of the Company’s senior debt issues, which are based on quotes received from third-party brokers, and are classified as Level 2 financial instruments in the fair value hierarchy.

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior secured term loans:
Tranche B-4 U.S. dollar term loan due October 2032	$1,050	$1,038	$1,056	$1,065
Tranche B-3 euro term loan due August 2028 (€415 at December 31, 2025 and €415 at December 31, 2024)	488	493	432	439
Senior unsecured notes:
5.375% due May 2027	495	496	495	477
5.750% due November 2028	783	761	783	728
4.625% due November 2029	620	562	620	538
8.000% due January 2033	600	581	600	587
Total senior debt principal	4,036	$3,931	3,986	$3,834
Less: Unamortized issue discounts	(21)		(19)
Less: Unamortized debt issuance costs	(20)		(24)
Total senior debt, net	$3,995		$3,943

Note 21. Other Liabilities

The following table sets forth the components of the Company’s other liabilities at December 31, 2025 and 2024.

	December 31,
	2025	2024
Employee-related costs (1)	$58	$65
Accrued litigation (2)	317	96
Asset retirement obligations (3)	91	93
Miscellaneous (4)	122	115
Total other liabilities	$588	$369
(1)
Employee-related costs primarily represents liabilities associated with the Company’s long-term employee benefit plans.
(2)
Represents the long-term portions of accrued litigation. At December 31, 2025, accrued litigation includes $170 related to the settlement agreement with the State of New Jersey (see “Note 22 – Commitments and Contingent Liabilities”).
(3)
Represents the long-term portion of asset retirement obligations, which totaled $100 and $101 when combined with the current portion at December 31, 2025 and December 31, 2024, respectively (see “Note 19 – Other Accrued Liabilities”). During the year ended December 31, 2025, liabilities incurred during the period, reduction in estimated cash outflows, liabilities settled in the current period and accretion expense were not material.
(4)
Miscellaneous primarily includes accrued indemnification liabilities of $21 and $25 at December 31, 2025 and 2024, respectively. Miscellaneous also includes long-term income tax liabilities from uncertain tax positions at December 31, 2025 and 2024 (see "Note 9 – Income Taxes").

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

The following table sets forth the activity in the Company’s asset retirement obligations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Balance at January 1,	$101	$85	$83
Increase in estimated cash outflows	(1)	24	1
Accretion expense	(5)	(6)	3
Settlements and payments	5	(2)	(2)
Balance at December 31,	$100	$101	$85

Current portion	$9	$8	$18
Non-current portion	91	93	67

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

The following table sets forth the components of the Company’s accrued litigation at December 31, 2025 and 2024.

	December 31,
	2025	2024
Asbestos	$96	$61
PFAS (1):
PFOA (2)	39	40
Other PFAS matters (3)	322	81
All other matters	27	26
Total accrued litigation	$484	$208
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s accrued litigation and their balance sheet locations at December 31, 2025 and 2024.

		December 31,
	Balance Sheet Location	2025	2024
Accrued Litigation:
Current accrued litigation	Other accrued liabilities (Note 19)	$167	$112
Long-term accrued litigation	Other liabilities (Note 21)	317	96
Total accrued litigation		$484	$208

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

The parties have agreed that, during the term of the cost-sharing arrangement, Chemours will bear half of the cost of such future potential legacy PFAS liabilities, and DuPont and Corteva will collectively bear the other half of the cost of such future potential legacy PFAS liabilities up to an aggregate $4,000, of which approximately $1,300 is available after giving consideration for the funding of the payment to the State of Ohio and the supplemental payment to the State of Delaware as well as the net present value of the scheduled settlement payments per the terms of the settlement agreement with the State of New Jersey, described further below. Any PFAS-related insurance recoveries, as received, will increase the future amount available under the MOU. The $1,300 available amount above does not include any potential future insurance proceeds not yet received under noticed insurance policies, which have policy limits that total $750. Any recoveries of Qualified Spend from DuPont and/or Corteva under the cost-sharing arrangement will be recognized as an offset to the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when realizable. Any Qualified Spend incurred by DuPont and/or Corteva under the cost-sharing arrangement will be recognized in the Company’s cost of goods sold or selling, general, and administrative expense, as applicable, when the amounts of such costs are probable and estimable or expensed as incurred with respect to period costs, such as legal expenses. During the years ended December 31, 2025 and 2024, the Company incurred expenditures subject to reimbursement of cost-sharing as Qualified Spend under the MOU of approximately $147 and $109, respectively. During the years ended December 31, 2025 and 2024, the Company received $61 and $47, respectively, of recovery from DuPont and Corteva.

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

In September 2023, the parties entered into a supplemental agreement to the MOU, whereby the parties agreed to (i) release the funds held in escrow to fund, in part, the Water District Settlement Fund (discussed further below), (ii) waive the escrow funding obligation of each party due no later than September 30, 2023, and (iii) with respect to the escrow funding obligation due no later than September 30, 2024, waive the obligation of each of the parties under certain conditions as agreed to by the parties. The parties agreed to fund the payments due by September 30, 2024, and the Company funded $50 into the escrow account on September 30, 2024. As such, at December 31, 2025 and December 31, 2024, the Company had $50 deposited into the escrow account, respectively, which is recognized as restricted cash and restricted cash equivalents on its consolidated balance sheets.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Asbestos

In the Separation, EID assigned its asbestos docket to Chemours. At both December 31, 2025 and 2024, there were approximately 844 lawsuits pending against EID alleging personal injury from exposure to asbestos, respectively. These cases are pending in state and federal court in numerous jurisdictions in the U.S. and are individually set for trial. A small number of cases are pending outside of the U.S. Most of the actions were brought by contractors who worked at sites between the 1950s and the 1990s. A small number of cases involve similar allegations by EID employees or household members of contractors or EID employees. Finally, certain lawsuits allege personal injury as a result of exposure to EID products.

With limited exception, the Company previously rejected EID’s demand for indemnity and defense of asbestos and product liability matters arising from an EID subsidiary, Sporting Goods Properties, Inc., (“SGPI”). EID brought an arbitration proceeding on this issue and in November 2024, the Company and EID reached an agreement in principle and adjourned the arbitration. The Company finalized the settlement agreement in March 2025. Per the terms of the agreement in principle, the Company assumed the current SGPI asbestos cases as well as all future SGPI asbestos and product liability claims. The agreement also includes that the Company is entitled to insurance recoveries where applicable under certain existing insurance policies as well as potential cost sharing between the parties for certain cases.

At December 31, 2025 and 2024, Chemours had accruals of $96 and $61 related to these matters, respectively. Asbestos reserves recorded, inclusive of SGPI asbestos and product liability claims, include estimated losses for current claims as well as an estimate of losses for future claims.

Benzene

In the Separation, EID assigned its benzene docket to Chemours. At December 31, 2025 and 2024, there were 24 and 22 cases pending against EID alleging benzene-related illnesses. These cases consist of premises matters involving contractors and deceased former employees who claim exposure to benzene while working at EID sites primarily in the 1960s through the 1980s, and product liability claims based on alleged exposure to benzene found in trace amounts in aromatic hydrocarbon solvents used to manufacture EID products such as paints, thinners, and reducers.

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

At December 31, 2025 and 2024, Chemours maintained an accrual of $39 and $40, respectively, related to PFOA matters under the Leach Settlement (discussed below), EID’s obligations under agreements with the U.S. Environmental Protection Agency (the “EPA”), and voluntary commitments to the New Jersey Department of Environmental Protection (the “NJ DEP”). These obligations and voluntary commitments include surveying, sampling, and testing drinking water in and around certain Company sites, and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the applicable levels. The Company will continue to work with EPA, NJ DEP and other authorities regarding the extent of work that may be required with respect to these matters.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia, kidney cancer, testicular cancer, thyroid disease, ulcerative colitis, and diagnosed high cholesterol. Under the terms of the settlement, EID is obligated to fund up to $235 for a medical monitoring program for eligible class members and pay the administrative costs associated with the program, including class counsel fees. The court-appointed Director of Medical Monitoring implemented the program, and testing is ongoing with associated payments to service providers disbursed from an escrow account which the Company replenishes pursuant to the settlement agreement. Through December 31, 2025, approximately $2 has been disbursed from escrow related to medical monitoring. In September 2025, the medical panel directed modifications to the monitoring program based upon its review of program and medical record information. The Director of Medical Monitoring is working with the parties to implement those modifications which will include ongoing medical monitoring for kidney and testicular cancer and ulcerative colitis, allowing out of network providers and providing notice to the class of the program changes. While it is reasonably possible that the Company will incur additional costs related to the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing.

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

Aqueous Film Forming Foam Matters

Chemours does not manufacture or sell, and has never, manufactured nor sold aqueous film forming foam (“AFFF”). Numerous defendants, including EID and Chemours, have been named in approximately 12,200 matters, involving AFFF, which is used to extinguish hydrocarbon-based (i.e., Class B) fires and subject to U.S. military specifications. Most matters have been transferred to or filed directly into a multi-district litigation (“AFFF MDL”) in South Carolina federal court or identified by a party for transfer. The matters pending in the AFFF MDL allege damages as a result of contamination, in most cases due to migration from military installations or airports, or personal injury from exposure to AFFF. Plaintiffs seek to recover damages for investigating, monitoring, remediating, treating, and otherwise responding to the contamination. Others have claims for personal injury, property diminution, and punitive damages.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

For non-water provider cases in the AFFF MDL (approximately 11,300), the parties are now proceeding with discovery in certain personal injury cases, with Tier One discovery completed in June 2024. In July 2024, the parties jointly submitted to the Court a list of proposed Group A and Group B plaintiffs for purposes of staggering Tier 2 discovery. Tier 2 discovery for Group A cases was completed in December 2024 and Tier 2 discovery for Group B cases must be completed by March 2026. The parties are discussing potential resolution of the personal injury category of cases and have engaged a mediator to facilitate discussions among and between the parties. Under the mutual obligations of the MOU, Chemours, Corteva/EID and DuPont, together, are engaged in these discussions, including through the mediator; however, there is no guarantee that the discussions will result in a settlement. In July 2025, the Court entered an order relating to unfiled personal injury claims and their potential to disrupt the MDL’s operations as well as the settlement discussions. In August 2025, the Court entered a case management order to address concerns regarding unfiled personal injury cases. The order vacated the first personal injury bellwether trial in the Group A cases scheduled for October 20, 2025 and its associated deadlines. The order also provided a 21-day window in which unfiled cases were to be filed as well as information plaintiffs must provide in association with their claims, such as medical records and evidence of exposure, before the end of the year. This order allows multi-plaintiff complaints to be filed, which allows for many individual plaintiffs to be consolidated in one case. Also, in August 2025, the Court entered a second case management order to address cases alleging PFAS-related injuries that have sought to avoid the AFFF MDL and/or federal jurisdiction. The order requests that these cases be transferred to the MDL for oversight and management. Since the Court entered the August 2025 case management orders, a significant number of new claims asserting personal injury have been filed or transferred to the AFFF MDL. As of December 31, 2025, the Company believes that a loss is reasonably possible but is not estimable with respect to this category of cases, including on the basis that these new cases and submitted information will be further evaluated as part of the above-referenced litigation and mediation.

Also, as of April 2025, the parties are proceeding with product identification discovery on a selection of 12 real property cases, with fact discovery set to be completed in December 2025. Further deadlines have not yet been set.

In February 2025, the court issued an order seeking a process for expert reports and Daubert briefing on the general causation on liver and thyroid cancers. The Court held a “Science Day” in June 2025 to address the claimed association of these diseases with exposure to an AFFF source. In December 2025, the Court issued a case management order for Daubert briefing on liver and thyroid cancers, with briefing set to conclude by July 2026. Further, the Court has also established a case management process for reviewing and listing diseases claimed to be associated with exposure to an AFFF source as well a protocol for dismissing personal injury claims for unlisted diseases. Plaintiffs asserting these unlisted claims were required to dismiss their unlisted personal injury claims without prejudice by September 10, 2024 or produce medical records and expert reports on general and specific causation for the alleged disease.

There are also AFFF lawsuits pending outside the AFFF MDL in state courts across the country that currently identify EID and/or Chemours as a defendant. Other than matters relating to U.S. states or territories, municipalities or utilities (as provided below), these matters are:

Valero Refining (“Valero”) has five pending state court lawsuits filed commencing in June 2019 regarding its Tennessee, Texas, California, and Louisiana facilities. These lawsuits allege that several defendants that designed, manufactured, marketed, and/or sold AFFF or PFAS incorporated into AFFF have caused Valero to incur damages and costs including remediation, AFFF disposal, and replacement. Valero also alleges fraudulent transfer.

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

Since May 2022, two lawsuits have been filed in Illinois state court against numerous defendants, including EID, which also allege personal injury from occupational exposure, including from AFFF-related materials/products, and seeks compensatory damages and punitive damages. Chemours is not a named defendant in either of these lawsuits. One of the matters was resolved in 2023 and is closed; the second matter was dismissed without prejudice in January 2026 and is now closed.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Non-served matters relating to certain municipalities, utilities or individuals including, in September 2019, four individuals filed a lawsuit in New York state court alleging personal injury resulting from exposure to AFFF in Long Island drinking water. Plaintiffs also allege violation of New York Uniform Fraudulent Conveyance Act and seek compensatory and punitive damages and medical monitoring.

In British Columbia, Canada, a civil claim was filed in the Supreme Court of British Columbia in December 2023 against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as individuals with certain diagnosed conditions after using or being exposed to AFFF containing PFAS under certain conditions and seeks compensatory and punitive damages. In January 2026, Chemours, DuPont and EIDP filed a Third-Party Notice against the Government of Canada.

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

In August 2024, a civil claim was filed in the Superior Court of Ontario against multiple defendants, including Chemours, seeking to certify the action as a class proceeding. The complaint identifies the class as all persons in Canada who own property with a well and whose well contains PFAS. Plaintiff alleges that their well as the wells of class members were contaminated by PFAS and PFAS-containing products, such as AFFF, that were allegedly manufactured, used, transported, processed, or sold by defendants near their water sources. The claim seeks compensatory and punitive damages. In July 2025, Mead requested that the court discontinue the action against all defendants. On January 30, 2026, the court discontinued the action.

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

In January 2026, a civil claim was filed in the Superior Court of the Province of Québec, Canada by the City of Val d’Or (“City of Val d’Or”) against multiple defendants, including Chemours and DuPont, alleging PFAS contamination of two of its drinking water wells due to use of AFFF at the local airport. City of Val d’Or also alleges that AFFF was used regularly to put out fires or for firefighting training up until 1999, and that as of 2005 and onwards, the city’s firefighters used AFFF for training purposes. City of Val d’Or seeks money damages related to the construction of a new drinking water well.

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

Other than a single opt-out matter, for which the Company is engaged in discussions with the opt-out entity and maintains an immaterial accrual, and the Centre matter below, the Company has not accrued for any potential losses with respect to the opt-out population as of December 31, 2025 and 2024, as such losses are not probable or estimable. Additional future lawsuits, claims, assessments or proceedings, including for those identified in the Other Public Water Systems Matters below, could be brought or maintained either by entities that submitted opt-outs, or by entities asserting claims that are expressly excluded from the releases in the Settlement Agreement. However, it is not possible to predict the outcome of any such matter due to various reasons including, among others, legal and factual defenses against such claims including factors noted above, timing when such claims could be resolved in court, and the number of defendants in any of those claims. While management believes that it is reasonably possible that the Company could incur losses related to the matters, which could be material to the results of operations, financial position, or cash flows, the Company is unable to develop a reasonable estimate of a possible loss or range of losses, if any, at this time.

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

In Georgia and Alabama courts, lawsuits were filed beginning in 2017 against numerous carpet manufacturers, certain municipal defendants, and suppliers and former suppliers, including EID and Chemours. The lawsuits include a matter filed by the Water Works and Sewer Board of the Town of Centre, Alabama alleging negligence, nuisance, and trespass in the release of PFAS, including PFOA, into a river leading to the town’s water source. The Town of Centre filed to opt out of the Public Water System Class Action Settlement. The trial began January 26, 2026 but was resolved before the trial concluded for an amount that did not materially affect results of operations for the period, with Chemours share being 50% under the MOU, which has been reserved for as of December 31, 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Also, in Alabama, a purported class action was filed in July 2022 in Alabama federal court by the Utilities Board of Tuskegee on behalf of certain drinking water utilities against 3M, EID, Corteva and the Company alleging contamination of drinking water. The complaints allege negligence, public nuisance, private nuisance and trespass. The plaintiffs seek injunctive relief as well as compensatory and punitive damages. In April 2023, Shelby County, Alabama and Talladega County, Alabama, filed suit in Alabama state court against numerous carpet manufacturers located near Dalton Georgia, suppliers, EID, Chemours, and other defendants to be named later. The complaint alleges negligence, nuisance and trespass in the release by the carpet mills of PFAS compounds, including PFOA, into the water sources used by the Counties to provide drinking water. The Counties seek compensatory and punitive damages as well as injunctive relief to remove PFAS from the water supply and prevent alleged ongoing contamination. In May 2023, the matter was removed to federal court and later remanded to state court. In August 2023, the Water Works and Sewer Board of the City of Gadsden, Alabama also filed suit in Alabama state court against the Company, DuPont, Corteva and other suppliers to carpet mills in Dalton Georgia, as well as against various landfill and waste companies. The complaint alleges negligence, nuisance, and trespass in the release of PFAS compounds, including PFOA, reaching the town’s water source. Gadsden seeks compensatory damages as well as expenses, potential lost profits, punitive damages and injunctive release. These matters were stayed in September 2023 pending final approval of the Public Water System Class Action Settlement. Shelby County, Talladega County, City of Gadsden and the Utilities Board of Tuskegee as well as other water utilities that may be within the class, filed to opt out of the Public Water System Class Action Settlement and the matters are now proceeding. In January 2025, 3M removed each of the Shelby and Talladega Counties matters to federal court and also sought transfer to the AFFF MDL. Plaintiffs’ filed a motion to remand, which is pending. The motion to transfer to the AFFF MDL was denied in April 2025. In September 2025, the Court stayed the matter pending an appeal of remand to the Eleventh Circuit Court of Appeals filed in another matter, Pine Hill. 3M subsequently sought another motion to transfer to the AFFF MDL and, in December 2025, the matter was conditionally transferred to the AFFF MDL. In November 2024, the Court dismissed the Utilities Board of Tuskegee matter without prejudice. Also in November 2024, the Alabama Supreme Court accepted Defendants’ mandamus petition seeking a writ to dismiss the Gadsden case on the grounds that all injuries have been redressed and that the claims are time barred. In March 2025, the Alabama Supreme Court granted the mandamus and directed the case against DuPont and the other supplier defendants to be dismissed on failure to timely file within the statute of limitations.

In March 2024, Woodward Iodine Corporation (“Woodward”) notified Chemours that it commenced arbitration against Chemours and EIDP, as successor-in-interest to E.I. du Pont de Nemours and Company (EIDP), alleging contractual indemnity and other claims on the basis that Chemours and EIDP failed to disclose the presence of PFAS in the “wetcake” provided to Woodward under the terms of an Iodine Supply Agreement (“ISA”). Woodward’s statement of claim alleges that the “wetcake” caused contamination to Woodward’s processes, buildings, property, and groundwater. Woodward seeks a declaratory judgment that it has a future right to indemnity under the ISA for any fines, civil penalties, or third-party claims relating to the presence of PFAS as well as damages. An arbitration hearing was held in February 2026; the parties will submit post-hearing briefing with a further hearing to be scheduled.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In Georgia, a putative class action was filed in 2019 on behalf of customers of the Rome, Georgia water division and the Floyd County, Georgia water department against the City of Dalton, Georgia, numerous carpet manufacturers located in Dalton, Georgia, Chemours and EID, alleging negligence, nuisance and other claims related to the release of perfluorinated compounds, including PFOA, into a river leading to their water sources (“Rome ratepayer matter”). In November 2022, EID and Chemours were added as defendants in a purported class action filed on behalf of residents of Summerville, Georgia and Chattooga County, Georgia in Federal Court (“Summerville ratepayer matter”). Plaintiffs seek various statutory violations as well as negligence and nuisance and seek remedies, injunctive relief, personal injury and property damages, as well as punitive damages. These matters are pending in court. Floyd County, City of Rome and Summerville filed to opt out of the Public Water System Class Action Settlement. In September 2025, the Court denied class certification as to future damages, but granted class certification as to past damages for alleged PFAS contamination of drinking water. In December 2024, the court in the Rome ratepayer matter ruled that the putative class did not have standing to seek injunctive relief and granted summary judgment for Defendants on that count. The court has stayed rulings on the pending motions in this matter to allow the parties to mediate the remaining claims for alleged damages related to rate increases during the first half of 2025. A mediation took place in June 2025; no resolution was reached. The matter is proceeding, including a pending motion on class certification.

Additionally in Georgia state court, in January 2024, certain landowners of property in Gordon County, Georgia, filed suit against the City of Calhoun, numerous carpet manufacturers operating in Calhoun, and carpet mill suppliers, including 3M, EID and Chemours. The complaint alleges that the carpet manufacturers sent PFAS-containing wastewater to the Calhoun Water Pollution Control Plant for many years. It further alleges Calhoun spread the treated sludge containing PFAS from the Calhoun Water Pollution Control Plant on plaintiffs' land until 2023. Plaintiffs allege negligence and nuisance, and seek compensatory damages, including diminution of property value, and punitive damages, as well as an injunctive order to remediate the property. Calhoun filed to opt out of the Public Water System Class Action Settlement. In May 2024, a separate lawsuit was filed in Georgia state court on behalf of multiple plaintiffs located in Calhoun, Georgia, alleging that defendants, including Chemours and EID, manufacture chemicals used in carpet manufacturing processes which have been discharged in wastewater to the Calhoun Water Pollution Control Plant. Plaintiffs allege and seek damages for PFAS contamination of their properties due to sewage sludge dumped in close proximity to their properties by Defendant City of Calhoun. The lawsuit alleges negligence, failure to warn, nuisance, wanton conduct and punitive damages, public nuisance, abatement of public nuisance, and trespass. The Defendant City of Calhoun filed cross claims against numerous carpet manufacturers, and carpet mill suppliers, including EID and Chemours in both of these actions. The cross claims allege that the carpet manufacturers and suppliers knew PFAS-containing wastewater sent to the Calhoun Water Pollution Control Plant and would not be removed by Calhoun’s treatment systems. The City of Calhoun alleges negligence, nuisance, and statutory violations. Calhoun seek compensatory and punitive damages as well as injunctive relief ordering abatement, remediation, and attorneys’ fees. Chemours and EID moved to dismiss the plaintiff's claims as well as the City of Calhoun's cross claims in the actions. In October 2024, the Court denied the motions to dismiss the plaintiffs’ claims but dismissed the City of Calhoun’s cross claims. Trial is expected to be held in January 2027.

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

In April 2025, the City of Chatsworth, Georgia sued the Company, Dupont De Nemours, EIDP, Corteva, 3M, Aladdin, Atlas Industries, Daikin, Grassroots Tufting Services, Holtzclaw Holdings, J and H Carpets, Len-Dal Carpet & Rug, Marquis Industries, Mill Creek Investments, Millennium Carpet Mills, Mohawk, Orion Carpets, Polytech Fibers, Supreme Carpet, The Dixie Group, and Fictitious Defendants A—J in Georgia state court. As carpet manufacturing users or suppliers of PFAS-containing carpet treatment chemicals, Defendants are alleged to be responsible for contamination of Chatsworth’s and Murray County’s drinking water supply through discharge of PFAS-containing carpet treatment chemicals into the surrounding areas. Chatsworth alleges negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Chatsworth seeks compensatory and punitive damages as well as an injunction requiring defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Chatsworth had previously filed to opt out of the Public Water System Class Action Settlement. In June 2025, Chatsworth filed an amended complaint adding Chatsworth Water Works Commission as a plaintiff and removing defendants Atlas Industries, J and H Carpets, Mill Creek Investments, Millenium Carpet Mills, Orion Carpets, GrassRoots Tufting Services, Holtzclaw Holdings, Len-Dal Carpet & Rug, Marquis Industries, Polytech Fibers and Supreme Carpet.

In May 2025, the Utilities Board of the City of Foley, Alabama d/b/a Riviera Utilities (“Riviera”) sued the Company, Corteva, Dupont De Nemours, E.I. du Pont de Nemours, EIDP, Chemours, 3M, Daikin and Vulcan in Alabama state court alleging that the defendants permitted PFAS contaminated waste streams from metal plating and other manufacturing in the area to discharge into plaintiffs’ water supply. Riviera provides drinking water to the City of Foley and Baldwin County and owns and operates a wastewater treatment plant. Riviera claims its water treatment and wastewater treatment are incapable of removing PFAS to safe levels. Plaintiffs assert negligence nuisance, abatement of nuisance, trespass, and injunctive relief and seek compensatory and punitive damages, an injunction requiring Defendants to abate and remove PFAS, attorneys’ fees and costs. Riviera had previously filed to opt out of the Public Water System Class Action Settlement. In January 2026, the Court granted the defendants’ motion to dismiss but certified its decision for appeal.

Starting in December 2024, lawsuits have been filed in Georgia state court in Gwinnett County by three counties (Gordon, Catoosa and Murray) and landowners in northwest Georgia against defendants, including Shaw, Aladdin, Mohawk, 3M, INV Performance Surfaces, EIDP, Corteva, and the Company alleging soil, groundwater and other property-related claims from disposal of carpet manufacturing wastes or other contamination PFAS supplied and/or used by defendants in nearby carpet mills. The suits claim, inter alia, common law tors, including negligence, nuisances, statutory violations, wanton conduct, and punitive damages. The plaintiffs seek compensation for past and future damages, punitive damages and attorneys’ fees and other relief the Court deems just, equitable and proper. As of December 31, 2025, 22 such cases have been filed on behalf of multiple landowners.

In June 2025, the Walker County Water and Sewerage Authority and the City of Chickamauga, Georgia sued the Company, E.I. du Pont de Nemours, Dupont De Nemours, Corteva, 3M, Aladdin, Daikin, Shaw, Yates Bleachery Company and Fictitious Defendants A—J in Georgia state court. As carpet and textile manufacturing users and/or suppliers of PFAS-containing carpet and fabric treatment chemicals, Defendants are alleged to be responsible for contamination of Walker County’s and Chickamauga’s drinking water supply through discharge of PFAS-containing chemicals into the surrounding areas. The plaintiffs allege negligence, nuisance, abatement of nuisance, trespass, Georgia statutory violations, and punitive damages against all defendants and further alleges failure to warn against the PFAS supplier defendants. Plaintiffs seek compensatory and punitive damages, attorneys’ fees and costs, as well as damages that will require defendants to remove the PFAS from the source water supply and to prevent further PFAS contamination. Plaintiffs had each previously filed to opt out of the Public Water System Class Action Settlement.

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

In September 2025, Jason Crady and Nicole Crady (collectively, “Crady) filed suit in Missouri state court against multiple defendants, including DuPont de Nemours, alleging that Jason Crady was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear. Crady seeks both compensatory and punitive damages. The case has been removed to federal court and transfer to the AFFF MDL has been requested. In post-removal filings with the Court, Crady acknowledged that he may have been exposed to AFFF. In December 2025, the JPML denied transfer to the AFFF MDL. The case is currently proceeding in the Eastern District of Missouri.

In August 2025, Five Star Water Supply District in Alabama (“Five Star”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, E.I. du Pont de Nemours; Dupont de Nemours, Corteva, EIDP, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Five Star seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Five Star’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Five Star filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter.

In August 2025, the City of Clanton, Alabama Water Works and Sewer Board (“Clanton”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating Company, E.I. du Pont de Nemours; Dupont de Nemours, Corteva, EIDP, the Company and Fictitious Defendants A-J, who are alleged to have released PFAS to the water supply, but whose identities are yet unknown. The complaint alleges negligence, nuisance, trespass, and wantonness through defendants’ manufacturing, use and/or landfilling of materials made with PFAS which allegedly resulted in the release of PFAS compounds reaching the town’s water source. Clanton seeks compensatory damages for past and future damages, an injunction to abate and/or remove PFAS from Clanton’s drinking water supply, as well as punitive damages, expenses, and attorneys’ fees. Clanton filed to opt out of the Public Water Class Action Settlement. In September 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In September 2025, the Coosa Valley Water Supply District, Inc. (“Coosa Valley”) filed suit in Alabama state court against 3M, Daikin, Aladdin, Mohawk, Shaw, Auto Custom Carpets, Owens Plating, the Company, DuPont, Corteva, and certain fictitious defendants who are alleged to be responsible for the release of PFAS to its water supply through carpet, flooring, textile and metal finishing operations, or as suppliers to those operations. The complaint alleges negligence, nuisance, trespass, wantonness, and punitive damages. Coosa Valley seeks injunctive relief to abate and remove PFAS from the water supply, compensatory damages for removal and disposal of PFAS, property damages, potential lost profits and past and future expense as well punitive damages and attorneys’ fees. Coosa Valley filed to opt out of the Public Water Class Action Settlement. In November 2025, 3M removed the case to federal court. In November 2025, the action was stayed pending the Eleventh Circuit appeal of the remand in the Pine Hill matter.

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

In January 2026, Coosawattee Hills, LLC and other individual plaintiffs sued 3M, Daikin, Shaw, Aladdin, Mohawk, INV Performance Surfaces, EIDP, Corteva, the Company and other defendants in Georgia state court alleging PFAS contamination of their properties from wastewater discharges by carpet manufacturers and sludge disposal. Plaintiffs assert common law torts, including negligence and nuisance and seek damages arising from PFAS contamination of its property. Plaintiffs also seek punitive damages, attorney’s fees and costs.

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

In February 2018, the State of Ohio initiated litigation against EID regarding historical PFOA emissions from the Washington Works site. Chemours is an additional named defendant. Ohio alleges damage to natural resources and fraudulent transfer in the spin-off that created Chemours and seeks damages including remediation and other costs and punitive damages. On November 28, 2023, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Ohio to settle claims, including environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, Chemours will pay $55 to the State of Ohio, which shall be used to support environmental restoration. Chemours' contribution is consistent with the 50% contribution rate under the MOU. Consistent with the reserve established in November 2023, in November 2025, in partial payment of the Consent Judgment, DuPont and Corteva together paid $ 45 to the State and the Company paid $ 45. In January 2026, the Ohio Supreme Court declined the review of an open appeal. If there is further pursuit of additional appeals, the additional $20 due under the Consent Judgment will be held in escrow for the State pending the outcome of the appeal, with the Company paying 50% or $10 into the escrow. If there is no further pursuit of additional appeals, the additional $20 will be paid to the State, with the Company paying $10.

On July 13, 2021, Chemours, DuPont, Corteva, and EID entered into a settlement agreement with the State of Delaware to settle such potential claims, including for environmental releases or sales of products containing PFAS or other known contaminants. Under the agreement, in January 2022, the companies paid a total amount of $50 to the State of Delaware, which shall be utilized to fund a Natural Resources and Sustainability Trust (the “Trust”) to be used for environmental restoration and enhancement of resources, sampling and analysis, community environmental justice and equity grants, and other natural resource needs. Chemours contributed $25 to the settlement and the remaining $25 was divided between DuPont and Corteva which shall be treated as Qualified Spend under the MOU. If the companies enter into a proportionally similar agreement to settle or resolve claims of another state for PFAS-related natural resource damages, for an amount greater than $50, the companies may be required to make one or more supplemental payment(s) directly to the Trust, with such payment(s) not to exceed $25 in the aggregate. Following entry of the settlement agreement with the State of Ohio and its payment and pursuant to the terms of the settlement agreement with the State of Delaware, the Companies will make a supplemental payment directly to the Trust in an amount equal to $25 in the aggregate. Chemours’ share of such supplemental payment is approximately $13, which is included in Accrued Litigation and has been paid in January 2026.

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

Other PFAS Matters

In New York courts, EID has been named in approximately 40 lawsuits beginning in 2017, which are not part of the Leach class, brought by individual plaintiffs alleging negligence and other claims in the release of PFAS, including PFOA, into drinking water against current and former owners and suppliers of a manufacturing facility in Hoosick Falls, New York. Two additional lawsuits have been filed by a business seeking to recover its losses and by nearby property owners and residents in a putative class action. The lawsuit filed by the business was dismissed, but the claims by the individual business owner were allowed to proceed. In September 2022, the Court certified the class action, and EID filed a petition for review of the certification, which was denied in January 2023. Chemours and EID, entered into settlement agreements in principle to resolve all but seven of the pending lawsuits, including the class action suit, during the second quarter of 2023 and were substantially paid in the fourth quarter of 2023. In February 2024, the Company agreed to resolve all of the remaining individual cases and claims, including six of the seven pending lawsuits for $0.4. As of September 2024, these settlements have all been paid consistent with prior reserves in the matters. Upon completion and dismissal of the individual matters, the class action is the sole remaining lawsuit pending for these matters. In December 2024, the court scheduled the class action trial for July 2025. In June 2025, EID and Chemours reached an agreement to resolve the class action for a total of $27. This was finalized and preliminarily approved by the court in November 2025. Of this total, an initial payment of $22 shall be paid after the court’s final approval of the settlement, and $5 shall be paid in $1 increments annually, starting on the one year anniversary date of the initial payment. This agreement is subject to final court approval after notice to the class and a hearing. A reserve in the amount of $13.5 was established, representing Chemours' portion of the total settlement in accordance with the MOU.

In April 2025, Elhannon Wholesale Nursery, Inc., and Donald J. Sutton filed suit in federal court in New York against Saint-Gobain, Honeywell F/K/A Allied-Signal, EIDP, and 3M alleging their real property, groundwater, soils, aquifers and tree nursery in Hoosick Falls, New York are contaminated by PFAS emissions from the nearby Saint Gobain manufacturing facility. An amended complaint was filed in September 2025. The plaintiffs assert that as a result of the PFAS contamination, the drinking water on their property is not fit for consumption, the property is not fit for agricultural use, including as a tree nursery, and that the nursery trees are not fit for use and sale. Plaintiffs seek to hold responsible Saint Gobain and Honeywell as the owner and former owner of the facility, and 3M and EIDP, as suppliers of PFAS used at the facility. The complaint asserts counts for negligence, declaratory judgment, and injunctive relief against all defendants, strict products liability against EIDP and 3M, and nuisance, trespass and strict liability against Saint Gobain and Honeywell. The plaintiffs seek declaratory and injunctive relief compelling the defendants to remove the PFAS contamination and to provide an alternative water supply as well as compensatory and punitive damages, fees, and costs.

In New Jersey federal court, lawsuits were filed against several defendants including EID and Chemours beginning in November 2019. The lawsuits include eleven lawsuits alleging that defendants are responsible for PFAS contamination, including PFOA and PFOS, in groundwater and drinking water. During the second quarter of 2023, the companies resolved these claims. Eight lawsuits were also filed alleging exposure to PFAS and other chemicals, including two lawsuits by parents on behalf of their adult children claiming pre-natal exposure, resulted in the children’s cognitive delays, neurological, genetic, and autoimmune conditions. Further, eleven additional lawsuits were filed in state court with similar allegations of personal injury, which have been removed to New Jersey federal court (and one of which was transferred to the AFFF MDL). In May 2024, a pro se case alleging wrongful death from exposure to PFAS and other chemicals on behalf of two deceased residents of Salem County, NJ was filed naming Chemours in New Jersey state court. The case has also been removed to federal court and is administratively terminated while plaintiff seeks representation of counsel. Plaintiffs seek certain damages including punitive damages.

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

In South Carolina, a putative class action was filed in March 2022 in the state court against 3M, EID and the Company alleging PFAS contamination from a former textile plant located in Society Hill, South Carolina which allegedly used PFAS-containing textile treatment chemicals supplied by the defendants. The lawsuit alleges negligence, trespass, strict liability and nuisance and seeks monetary damages, including property diminution, and injunctive relief, including water treatment and remediation, as well as punitive damages. The matter has been removed to federal court. In December 2025, plaintiffs proposed an amended complaint adding additional defendants and adding another Company as an additional class representative and dropping the nuisance claim. In April 2024, EID and Chemours filed a third-party complaint against Huntsman, Ciba Specialty Chemicals, Galey & Lord, Nanotex and John Does alleging indemnification and contribution. In September 2024, Huntsman filed a counterclaim against EID and Chemours alleging indemnification and contribution. In August 2024, a complaint related to the same fabric mill was filed on behalf of an individual in South Carolina state court against 3M, EID, Chemours and other companies alleging personal injuries resulting from exposure to PFAS emissions from the former textile plant. The complaint alleged negligence, strict liability, products liability counts, and fraud and seek compensatory and punitive damages and costs. In August 2024, 3M removed the matter to federal court.

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

In September 2023, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia where plaintiff’s husband was a firefighter. Plaintiff alleges that repeated and extensive exposure to PFAS resulted in her husband’s brain cancer. The complaint seeks compensatory and punitive damages. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. In December 2025, the JPML denied transfer to the AFFF MDL. The case is currently proceeding in the Eastern District of Virginia.

In April 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours, alleging breach of implied warranties, breach of express warranties, negligence, gross negligence, recklessness, and willful and wanton misconduct. Plaintiff alleges that Defendants manufactured, designed, marketed, sold, supplied, or distributed PFAS, PFAS-containing chemical feedstock, and PFAS-containing turnouts to firefighting training facilities and fire departments nationally, including Virginia. The complaint seeks compensatory and punitive damages. Plaintiffs filed an amended complaint in March 2025, which was served on Chemours and EID in April 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. In December 2025, the JPML denied transfer to the AFFF MDL. The case is currently proceeding in the Eastern District of Virginia.

In August 2024, a putative national class action was filed in federal court in Minnesota against 3M, EID and Chemours related to PFAS in carpet. Violations of the federal Racketeer Influenced and Corrupt Organizations Act ("RICO") are alleged as well as violations of over 30 state statutes, including consumer fraud, deceptive trade practices, misrepresentation, and unfair competition laws. The complaint also includes product liability and nuisance claims. EID and Chemours filed a motion to dismiss; the basis for dismissal of the civil RICO claims include lack of standing, failure to allege and enterprise, lack of proximate cause, failure to allege racketeering activity and that the State’s claims are unsubstantiated. In September 2025, the Court granted the motion to dismiss without prejudice. The matter was dismissed and is now closed.

In November 2024, Aladdin Manufacturing Corporation, Mohawk Industries, Inc. and Mohawk Carpet, LLC (hereinafter “Mohawk”), which are carpet manufacturers with operations in Georgia, sued carpet treatment chemical suppliers 3M, EID, Daikin and the Company in Georgia state court alleging fraud, misrepresentation, contractual and common law indemnity, negligence, nuisance, punitive damages and other claims related to future and past PFAS liabilities and attorney’s fees incurred by Mohawk. Mohawk alleges concealment and misrepresentation by the suppliers related to PFAS and the carpet treatment chemicals supplied. Mohawk further claims that it has been named as a defendant in at least 8 lawsuits brought by water suppliers downstream of its carpet manufacturing operations and has already paid over $100 in settlements of some of those matters. Mohawk seeks a declaratory judgment holding the suppliers responsible for its PFAS liabilities, including damages to Mohawk’s property interests, past, present, and future compensatory damages, including settlements already paid, attorneys’ fees and punitive damages. In January 2025, DuPont and the Company filed a counterclaim against Mohawk asserting contribution, indemnity, frivolous and abusive litigation, declaratory judgment, and punitive damages seeking damages, fees and expenses as well as a declaratory judgment that Plaintiffs must pay for, or reimburse Defendants for, any past or future judgments and settlement costs incurred in past, current, or future litigation arising out of Plaintiffs’ improper wastewater disposal practices. Trial is scheduled for March 2027.

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

In February 2025, the Mayor and Aldermen of the City of Savannah, Georgia (“Savannah”) filed suit in Georgia state court against multiple defendants, including the Company, DuPont, Corteva, and EID, alleging that all caused or contributed to PFAS in Plaintiffs’ water supply that is used to produce drinking water. The complaint alleges negligence, nuisance, trespass, abatement of nuisance, failure to warn, statutory violations, and punitive damages. Savannah also seeks compensatory damages as well as attorneys’ fees, costs and punitive damages. Savannah also seeks a court order requiring defendants to abate and remove PFAS from the water supply. Savannah opted out of the Public Water System Class Action Settlement. In March 2025, the matter was removed to federal court and in June 2025 was transferred to the AFFF MDL.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In July 2024, a civil claim was filed in Virginia state court against multiple defendants, including Chemours by Jonathan Clarke (“Clarke”), alleging that plaintiff was exposed to PFAS substances through products that defendants manufactured, designed, marketed, sold, supplied, or distributed, such as turn out gear and AFFF. Clarke seeks both compensatory and punitive damages. In April 2025, Clarke amended their complaint and removed allegations relating to AFFF. Chemours was served in June 2025. In September 2025, the case was removed to federal court and transfer to the AFFF MDL has been requested. In December 2025, the JPML denied transfer to the AFFF MDL. The case is currently proceeding in the Eastern District of Virginia.

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

In June 2024 the Company and the Municipalities signed a LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetable gardens in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions, including a fund to cover certain other expenditures aimed at environmental-related activities. The LOI contemplates the possibility of settling the court dispute, although still subject to further discussions which are ongoing with the municipalities and there is no guarantee that these discussions will result in a settlement. Settlement discussions are complex and often involve potential amounts, scope and terms, which can be monetary and non-monetary. The Company does not consider these ongoing settlement discussions, including any amounts with respect to a potential fund that the municipalities put forward as part of such negotiations, to be indicative of the merits or potential outcome of any court proceeding with respect to the underlying claims. Previously, the Company had not accrued for any amounts related to the fund. Although the Company believed a loss was probable and could be material, an amount of loss was not deemed estimable. In the fourth quarter of 2025, the Company, along with DuPont and Corteva pursuant to the MOU, proposed a settlement framework. Based on the proposed framework, the Company reassessed the low end of the range of probable outcomes for this matter with respect to the potential fund. As such, as of December 31, 2025, the Company accrued an amount that did not materially affect results of operations for the period related to the potential fund which represents its 50% share of the total funding included in the settlement framework.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

In addition to the above matters, the Company may engage in discussions or dispute resolutions with various parties regarding other claims, including third-party indemnity claims, and potential resolutions of such matters. In the year ended December 31, 2025, the Company recorded an immaterial amount related to one or more of these matters.

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

In the course of mediation related to these matters, Chemours, Chemours FC LLC, Corteva, EID, DuPont and DuPont Specialty Products (collectively, “the NJ Settling Companies”) agreed to a recommended settlement agreement in principle with NJ DEP and other State of New Jersey offices, including the Attorney General (collectively, the “State of New Jersey”), to comprehensively resolve these matters. In August 2025, the NJ Settling Companies and the State of New Jersey agreed to and announced a proposed JCO on terms consistent with the recommended settlement agreement. The JCO has been submitted for public notice and comment and is subject to Court approval following that period. A hearing on the JCO was held on January 7, 2026. The settlement provides that the Company does not admit any liability or wrongdoing and does not waive any defenses. The settlement will resolve all statewide claims by the State of New Jersey pending against the NJ Settling Companies related to PFAS, including claims not related to operating sites and from the use of AFFF. The settlement will also resolve legacy contamination claims related to NJ Settling Companies' four current and former operating sites in the NJ lawsuits (Chambers Works, Parlin, Pompton Lakes and Repauno) in the State of New Jersey, including claims for natural resource damages from the sites.

Under the JCO, the Companies will make scheduled annual settlement payments totaling $875 over a 25-year period. Payment allocations will be consistent with the Companies’ January 22, 2021 cost-sharing MOU, with Chemours (together with its subsidiaries) contributing 50 percent and DuPont and Corteva (together with their subsidiaries) contributing the remaining 50 percent. As of December 31, 2025, inclusive of accretion, the Company has recorded $270 which represents its allocation of the scheduled annual settlement payments on a net present value basis using an 8% discount rate. $99 is recorded within current accrued litigation and the remaining amount is recorded in long-term accrued litigation. The first of the scheduled annual payments will be due within 30 days of the date the JCO is entered by the Court. A hearing on the JCO was held on January 7, 2026 at the conclusion of which the court directed the State to supplement the record related to certain issues raised by objectors. The settlement also establishes a process for determining the amount of the RFS at each of the four current and former operating sites as well as other mechanisms which will secure funding for future remediation at the sites as needed. The proposed RFS amounts and related environmental liabilities for the sites covered by the New Jersey settlement agreement are further described in the Environmental section below.

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

The Company has indemnification and expense advancement obligations pursuant to its bylaws and indemnification agreements with respect to certain current and former members of senior management and the Company’s directors. In connection with the Audit Committee Internal Review, and above litigation matters, the Company has received requests from former members of senior management under such indemnification agreements and its bylaws to provide advances of funds for legal fees and other expenses and expects additional requests in connection with the investigation and any future related litigation. The Company incurred less than $1 of costs for these indemnification agreement requests during the year ended December 31, 2025 and 2024. These costs have been recorded within Selling, general, and administrative expense. The Company has not recorded any material liabilities for these matters as of December 31, 2025 and 2024 as it cannot estimate the ultimate outcome at this time.

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

The following table sets forth the Company’s environmental remediation liabilities at December 31, 2025 and 2024 for the five sites that are deemed the most significant during the periods presented, together with the aggregate liabilities for all other sites.

	December 31,
	2025	2024
Chambers Works, Deepwater, New Jersey	$73	$31
Dordrecht Works, Netherlands (1)	30	28
Fayetteville Works, Fayetteville, North Carolina (2)	320	351
Pompton Lakes, New Jersey	53	41
Washington Works, West Virginia	24	25
All other sites	118	95
Total environmental remediation	$618	$571
(1)
For more information on this matter refer to “Fayetteville Works, Fayetteville, North Carolina” within this “Note 22 – Commitments and Contingent Liabilities”.

The following table sets forth the current and long-term components of the Company’s environmental remediation liabilities at December 31, 2025 and 2024.

	December 31,
	2025	2024
Current environmental remediation	$88	$115
Long-term environmental remediation	530	456
Total environmental remediation	$618	$571

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Typically, the timeframe for a site to go through all phases of remediation (investigation and active clean-up) may take about 15 to 20 years, followed by years of operation, maintenance, and monitoring (“OM&M”) activities. In most cases, the duration of OM&M is uncertain and therefore the Company estimates the duration of OM&M based on all available site-specific facts and circumstances including, where relevant, any regulatory agreements, guidance or discussions. Remediation activities, including OM&M activities, vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, and diverse regulatory requirements, as well as the presence or absence of other potentially responsible parties. In addition, for claims that Chemours may be required to indemnify EID pursuant to the Separation-related agreements, Chemours, through EID, has limited available information for certain sites or is in the early stages of discussions with regulators. For these sites in particular, there may be considerable variability between the clean-up activities that are currently being undertaken or planned and the ultimate actions that could be required. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, management currently estimates the potential liabilities may range up to approximately $620 above the amount accrued at December 31, 2025. This estimate is not intended to reflect an assessment of Chemours’ maximum potential liability. As noted above, the estimated liabilities are determined based on existing remediation laws and technologies and the Company’s planned remedial responses, which are derived from environmental studies, sampling, testing, and analyses. Inherent uncertainties exist in such evaluations, primarily due to unknown environmental conditions, changing governmental regulations regarding liability, and emerging remediation technologies. Management will continue to evaluate as new or additional information becomes available in the determination of its environmental remediation liability.

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

In March 2023, EPA proposed a national primary drinking water regulation ("NPDWR") to establish Maximum Contaminant Levels ("MCLs") for six PFAS, with PFOA and PFOS having MCLs as individual compounds (each proposed as 4 parts per trillion ("ppt")) and four other PFAS compounds, including HFPO Dimer Acid, having a hazard index approach limit on any mixture containing one or more of the compounds. The proposed PFAS NPDWR was subject to public comment until May 30, 2023, and on April 10, 2024 EPA issued its final rule, which included promulgating individual MCLs for PFOA and PFOS at 4ppt and individual MCLs for PFHxS, PFNA and HFPO Dimer Acid at 10ppt. In addition, EPA finalized a hazard index of 1 (unitless) as the MCL for any mixture of PFHxS, PFNA, HFPO Dimer Acid and PFBS. The final rule became effective 60 days from publication in the Federal Register and the compliance date for public water systems in the U.S. to meet the MCLs is five years from the publication date. In June 2024, Chemours, as well as other organizations including the American Water Works Association and the American Chemistry Council, filed petitions for review of the final rule in the U.S. Court of Appeals for the D.C. Circuit. The appeal had been held in abeyance since February 2025 until July 2025 to allow EPA to review the underlying rule. In May 2025, EPA announced that it intends to retain the MCLs for PFOS and PFOA, with rulemaking for additional time for compliance, and to rescind the other MCLs and hazard index. In July 2025, EPA moved for the court to take the appeal out of abeyance in order for parties to complete briefing. Also in April 2024, EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA, which has also been challenged in the same appeals court. On September 11, 2025, EPA moved for partial vacatur of the regulation, requesting vacatur of its determination to regulate three individual compounds, including HFPO-DA, and mixtures of those compounds and another through a “hazard index”. EPA did not seek vacatur of the portions of the regulation governing PFOA and PFOS. Further briefing was ordered by the court and to be completed in March 2026. EPA has moved to hold this appeal also in abeyance to allow review of the underlying rule and, as such, abeyance continues into August 2025. Depending on the ultimate outcome of EPA’s actions, the Company's estimated environmental remediation liabilities and accrued litigation could increase to meet any new drinking water standards, which could have a material adverse effect on the Company's results of operations, financial condition, and cash flows.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

As further discussed in the Other PFAS Matters section above, the Company and the municipalities of Dordrecht, Papendrecht, Sliedrecht and Molenlanden signed an LOI that includes the implementation of a specific remediation plan for the restoration of restricted vegetables in certain areas of those municipalities to be funded by Chemours, sampling and developing a program to address the Merwelanden recreational lake, and further settlement discussions. In the fourth quarter of 2024, the Company received comments from the Municipality of Dordrecht and the Province of South Holland on a Plan of Action for Vegetable Gardens ("Plan of Action") in the municipalities and approval for the pilot stage of the plan. The Plan of Action provides for replacement of soil impacted with PFOA above certain levels to remove RIVM documented consumption restriction as well as providing for alternative irrigation water, if necessary, as determined by PFOA levels. Accruals related to the Plan of Action of $26 and $24 are included in the environmental remediation balance as of December 31, 2025 and December 31, 2024, respectively. Further, The Dordrecht Works facility discharges, through outfalls at the site, wastewater and stormwater pursuant to permits issued by the applicable local authorities, including the DCMR Environmental Protection Agency ("DCMR”). As the regulatory landscape has evolved in the Netherlands over the last years, there is increased focus on PFAS compounds discharged under the site’s permits, including compounds that were previously discharged at undetected levels, and the site has been ordered to meet certain limits for these discharges or be subject to conditional fines. The Company regularly carries out analyses of its wastewater to assess compliance with current emission limits as well as detect other contaminants as analysis methods develop. The Company identified the presence of certain compounds based upon new analysis methods and reported these to DCMR and in December 2023 submitted an application under normal permitting practice for a discharge requirement based on limited information for these compounds. The Company has continued to engage with regulatory authorities on the application, including providing additional data and information in November 2024. In February 2025, the Company submitted a revised permit application.

In December 2024, DCMR indicated an intention to impose a conditional fine of up to €3.7 million for one of the compounds, for which the Company has objected. The Company has responded to this intention, including that such intention is not consistent with normal permitting practice. In February 2025, DCMR responded to the Company indicating it will impose the conditional fine, after a grace period. In March 2025, DCMR adjusted the conditional fine to allow a grace period until July 2025 subject to certain conditions. Objections have been submitted against the adjustment. The Company has filed a pro forma objection to the conditional fine. This procedure is on hold upon the Company’s request because of the pending permit application. The Company has piloted abatement technology and continues to implement such technology to reduce discharges below the conditional fine level. The Company has not recorded a liability for this matter at December 31, 2025 as it believes that it is operating in compliance with the applicable permitting and is not subject to any conditional fines that the DCMR previously asserted it would raise. As of December 31, 2025, the Company does not believe the above matter will have a material impact on the Company's financial position, results of operations or cash flows.

The environmental remediation liabilities and accrued litigation, as applicable, recorded for Fayetteville, Washington Works, Parkersburg, West Virginia, Dordrecht Works, Netherlands and Chambers Works, Deepwater, New Jersey as of December 31, 2025 are based upon the existing Consent Orders, agreements and/or voluntary commitments with EPA, state and other local regulators and depending on the ultimate outcome of EPA’s actions, could require adjustment to meet any new drinking water standards. It is reasonably possible that additional costs could be incurred in connection with EPA’s actions, however, the Company cannot estimate the potential impact or additional cost at this time, due in part to the uncertainties of challenges to them, the, regulatory implementation site by site, where applicable, the current condition and the additional sampling required to determine the level of contamination at the site, possible method(s) of remediation that may be required, and determination of other potential responsible parties. Refer to “Fayetteville Works, Fayetteville, North Carolina” below for further detail on the impact of EPA’s final drinking water health advisory for GenX compounds, including HFPO Dimer Acid.

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

In connection with the New Jersey settlement negotiations, in the second quarter of 2025, the Company recorded a $60 increase to certain of its environmental and legal remediation reserves related to the sites covered by the settlement. The increase was driven by the Company’s change in estimate based on the best available information of the length of time that long-term OM&M is expected to continue for at these sites based on site-specific facts and considering settlement discussions and the range of RFS amounts for which the state of New Jersey is seeking financial assurance as part of the settlement. As of December 31, 2025, the Company has total environmental and legal remediation-related liabilities recorded for these sites of $167, of which a component is discounted at the risk free rate of approximately 5%, as well as certain asset-retirement obligations recorded for certain of the sites and other financial assurances already in place. The gross (undiscounted) amount of environmental and legal remediation-related liabilities for these sites is approximately $263.

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

Chemours incurred environmental remediation expenses of $123, $70, and $66 for the years ended December 31, 2025, 2024 and 2023, respectively, of which $18, $20 and $25, respectively, relate to Fayetteville (discussed further below).

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

The following table sets forth the on-site and off-site components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2025 and 2024.

	December 31,
	2025	2024
On-site remediation	$176	$188
Off-site groundwater remediation	144	163
Total Fayetteville environmental remediation	$320	$351

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the current and long-term components of the Company’s accrued environmental remediation liabilities related to PFAS at Fayetteville at December 31, 2025 and 2024.

	December 31,
	2025	2024
Current environmental remediation	$46	$68
Long-term environmental remediation	274	283
Total Fayetteville environmental remediation	$320	$351

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

At December 31, 2025 and 2024, the Company had $124 and $141 of accrued liabilities, respectively, for off-site groundwater testing and water treatment system installations at qualifying third-party properties primarily in Bladen and Cumberland counties surrounding Fayetteville, which is expected to be disbursed over approximately 20 years. In addition, as of December 31, 2025 and 2024, the Company had $20 and $21, respectively for both periods, of accrued liabilities for the assessment and for sampling related to potential PFAS contamination of groundwater and supply of alternative drinking water in New Hanover and three other downstream counties. Off-site installation, maintenance, and monitoring cost estimates are based on management’s assessment of the current facts and circumstances for these matters, including comments received from NC DEQ, and could change as actual experience may differ from management's estimates or new information may become available.

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

Based on the CO, the Addendum, the CAP, and management’s plans, which are based on current regulations and technology, the Company has accrued $176 and $188 at December 31, 2025 and 2024, respectively, related to the estimated cost of on-site remediation, based on the range of potential outcomes on current potential remedial options, and the projected amounts to be paid over a period of approximately 20 years. The final costs of any selected remediation will depend primarily on permit compliance requirements, ongoing dialogue with NC DEQ and other stakeholders regarding the potential incremental remedies that are both economically and technologically feasible to achieve the CO and Addendum objectives, and estimated future cost and time period of OM&M. Further, the final cost of the on-site groundwater treatment system depends on water treatment requirements and estimated treatment reagent and media usage. As such, cost estimates could change as actual experience may differ from management's estimates. Changes in estimates are recorded in results of operations in the period that the events and circumstances giving rise to such changes occur.

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

Beginning in 2017, civil actions have been filed against EID and Chemours in North Carolina courts relating to discharges from Fayetteville. These actions include a consolidated action brought by four public water suppliers seeking damages and injunctive relief, a consolidated purported class action seeking medical monitoring, and property damage and/or other monetary and injunctive relief on behalf of the putative classes of property owners and residents in areas near or that draw drinking water from the Cape Fear River, and two actions encompassing approximately 2,600 private well owners seeking compensatory and punitive damages. Ruling on the Company’s motions in April 2019, the court dismissed the medical monitoring, injunctive demand, and many other alleged causes of actions in these lawsuits. In October 2023, the court certified the property damages class action. In December 2024, EID and Chemours filed a motion to decertify the class on the grounds, among others, that the class representatives are inadequate and not representative. In September 2025 the Court denied the motion to decertify without prejudice. In January 2026, the Court scheduled a one-week trial in July 2026 that will cover three individual well owner cases. The Court also plans to have another one-week trial in the fourth quarter of 2026 covering three individual well owner cases. In March 2023, one of the public water suppliers brought a complaint in Delaware Chancery Court against EID, Chemours, Corteva and DuPont alleging voidable transfer and other claims arising from the Chemours separation and DowDuPont merger and subsequent restructurings, asset transfers and separations; the matter is now stayed.

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

Also, in March 2022, Cumberland County, North Carolina filed suit in state court against Chemours, EID and other defendants related to discharges from the Fayetteville site alleging negligence, nuisance, trespass and fraudulent transfer. The lawsuit seeks damages as well as injunctive and equitable relief. In April 2024, the plaintiff filed a voluntary dismissal of the fraudulent transfer counts. In January 2025, the court informed the parties that trial will be scheduled for September 29, 2025. In July 2025, the trial court took the trial off the schedule for unforeseen circumstances. In September 2025 the court granted partial summary judgment on liability for nuisance and trespass, leaving the issue of damages, if any, for trial. In December 2025, Defendants petitioned for appeal of this ruling, which was denied in February 2026. Trial is scheduled for August 2026.

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

As of December 31, 2025, lawsuits were filed in the Eastern District of North Carolina on behalf of 59 individuals residing near Fayetteville against Chemours, EID, Corteva and DuPont alleging personal injury, property damages and deceptive trade practices related to the discharges from Fayetteville. The individuals seek compensatory damages, equitable relief, attorney fees and punitive damages. In December 2023 and January 2024, amended complaints were filed in each case dropping fraudulent transfer claims. In September 2024, the court dismissed claims for deceptive trade practices, public nuisance, negligence per se and trespass to chattels.

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

Other Environmental and Environmental-Related Matters

On October 31, 2024, the Company received a request from the Dutch ILT agency to amend the Company's F-gas reporting for certain years to reflect hydrofluorocarbons ("HFCs") produced and consumed or destroyed at the Dordrecht Works facility. In November 2024, the Company made minor amendments to its F-gas reporting for the above years and consulted with the Dutch ILT agency and EU Commission to address the Dutch ILT's assertion that certain compounds are subject to the F-gas quota system. In February 2025, the Company received an intention for the ILT to collect a penalty of €1 million based on the consideration that HFC-23 imported or acquired on the market and added to the production process rather than directly sent for destruction is quota consuming. The Company reviewed the ILT intention and met with the agency in April 2025 to review the matter and Dordrecht Works’ HFC-23 related operations. In May 2025, ILT noticed the collection of the penalty of €1 million (Euro), which was paid by the Company in June 2025. The Company has submitted an objection to the collection of the penalty. In June 2025, the European Commission sent a compliance letter related to the Dordrecht Works operations alleging infringement of Article 16(1) of the F-gas regulation by exceeding its annual quota between 2016 to 2019 and 2021 to 2024, asserting a total reduction of 1,114,016 tons of carbon dioxide equivalent. The Company responded to the compliance letter and on August 1, 2025 the European Commission sent a letter-decision imposing a 200% quota reduction penalty applicable in 2026. On October 9, 2025, the Company filed an application for annulment of such decision in the General Court of the European Union based upon the decision violating EU law and its principle of proportionality. The Company also filed for an interim action to suspend the August 1, 2025 decision and the court issued an order granting temporary relief whereby the quota reduction decision was suspended during the interim proceedings. In January 2026 the court issued an order dismissing the interim action and temporary suspension. The annulment matter is proceeding.

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

In connection with the sale of the Mining Solutions business, the Company provided a limited indemnification with respect to environmental liabilities that may arise from activities prior to the closing date. Such indemnification would not exceed approximately $78 and will expire on December 1, 2026. No liabilities have been recorded at December 31, 2025 and 2024, respectively, with respect to this indemnification.

In December 2024, the West Virginia Rivers Coalition filed a complaint under the Clean Water Act in West Virginia federal court alleging past and ongoing exceedances of certain effluent discharge limits, including those for PFOA and HFPO Dimer Acid, under the NPDES permit held by the Chemours Washington Works facility. The complaint alleges CWA violations since December 2019 and seeks civil penalties of less than $0.1 per day for each violation, as well as injunctive relief. The complaint lists 199 separate violations, including daily and monthly reporting. In February 2025, the West Virginia Rivers Coalition filed a motion for preliminary injunction, asking the court to impose injunctive relief while the litigation continues. The court held an evidentiary hearing on the motion for preliminary injunction from May 21-23, 2025 during which the court moved the trial date from March

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

2026 to September 16, 2025. In June 2025, the court granted a motion to intervene filed by Little Hocking Water Association ("LHWA"). On August 7, 2025, the Court issued a preliminary injunction that enjoined Chemours from discharging HFPO-DA in excess of effluent limits set by its NPDES Permit limits including by, but not limited to, production changes, process modifications, off-site treatment, or temporary cessation of operations. Chemours appealed the court’s preliminary injunction order to the Fourth Circuit and oral argument is scheduled for March 2026. In the district court, Chemours filed a motion to stay the case pending a decision by the Fourth Circuit which was granted, and the underlying matter is now stayed. Management believes that a loss is reasonably possible but not estimable as there are significant factual and legal issues to be resolved.

Note 23. Equity

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

The following table sets forth the Company’s share repurchase activity under the 2022 Share Repurchase Program for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Total number of shares purchased	—	—	2,108,408
Total paid for shares purchased	$—	$—	$69
Average price paid per share	$—	$—	$32.48

Through December 31, 2025, the Company purchased 10,342,722 shares of Chemours’ issued and outstanding common stock under the 2022 Share Repurchase Program, which amounted to $309 at an average share price of $29.90 per share. The aggregate amount of Chemours’ common stock that remained available for purchase under the 2022 Share Repurchase Program at December 31, 2025 was $441, though the Company does not anticipate additional repurchases under the 2022 Share Repurchase Program.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 24. Stock-based Compensation

The Company’s total stock-based compensation expense amounted to $21, $15, and $18 for the years ended December 31, 2025, 2024 and 2023, respectively. The total stock-based compensation expense for the year ended December 31, 2024 includes $3 for modifications of the vested stock options granted to the former President and Chief Executive Officer and former Chief Financial Officer, partially offset by a $1 reduction in stock-based compensation expense related to negative discretion applied to certain vested performance share units held by former members of senior management.

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

Following the amendment and restatement of the Equity Plan, a total of 22,050,000 shares of the Company’s common stock may be subject to awards granted under the Equity Plan, less one share for every one share that was subject to an option or stock appreciation right granted after December 31, 2016 under the Prior Plan, and one-and-a-half shares for every one share that was subject to an award other than an option or stock appreciation right granted after December 31, 2016 under the Prior Plan. Any shares that are subject to options or stock appreciation rights will be counted against this limit as one share for every one share granted, and any shares that are subject to awards other than options or stock appreciation rights will be counted against this limit as one-and-a-half shares for every one share granted. Awards that were outstanding under the Prior Plan remain outstanding under the Prior Plan in accordance with their terms. The underlying share awards granted under the Prior Plan after December 31, 2016 that are forfeited, cancelled, or that otherwise do not result in the issuance of shares, will be available for issuance under the Equity Plan. At December 31, 2025, approximately 6,114,000 shares of the Equity Plan reserve are available for grants.

The Chemours Compensation and Leadership Development Committee determines the long-term incentive mix, including stock options, RSUs, PSUs and PSOs, and may authorize new grants annually.

Stock Options

During the years ended December 31, 2025, 2024 and 2023, Chemours granted non-qualified stock options to certain of its employees, which will vest over a three-year period and expire 10 years from the date of grant. The fair values of the Company’s stock options are based on the Black-Scholes valuation model.

The following table sets forth the weighted-average assumptions used at the respective grant dates to determine the fair values of the Company’s stock option awards granted during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.98%	4.45%	4.18%
Expected term (years)	6.00	6.00	6.00
Volatility	56.58%	49.02%	55.63%
Dividend yield	7.22%	3.64%	2.87%
Fair value per stock option	$4.17	$10.28	$15.36

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth Chemours’ stock option activity for the years ended December 31, 2025, 2024 and 2023.

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2022	4,668	$23.61	7.08	$42,668
Granted	560	34.82
Exercised	(1,153)	16.84
Forfeited	(296)	29.04
Expired	(169)	39.02
Outstanding, December 31, 2023	3,610	$26.35	6.51	$27,760
Granted	705	27.50
Exercised	(453)	18.23
Forfeited	(290)	30.01
Expired	(267)	40.04
Outstanding, December 31, 2024	3,305	$26.28	6.22	$3,294
Granted	1,954	13.86
Exercised	(22)	15.90
Forfeited	(347)	17.84
Expired	(358)	28.97
Outstanding, December 31, 2025	4,532	$21.41	6.70	$1,061
Exercisable, December 31, 2025	2,377	$25.40	4.66	$1,061

The aggregate intrinsic values in the preceding table represent the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day at the end of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year-end. The amount changes based on the fair market value of the Company’s stock. The total intrinsic value of all options exercised for the years ended December 31, 2025, 2024 and 2023 amounted to $0, $1, and $17, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $7, $8, and $8 in stock-based compensation expense specific to its stock options, respectively. At December 31, 2025, there was $5 of unrecognized stock-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 1.88 years.

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth non-vested RSUs at December 31, 2025, 2024 and 2023.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2022	997	$25.10
Granted	497	33.22
Vested	(391)	20.71
Forfeited	(236)	18.84
Non-vested, December 31, 2023	867	$30.86
Granted	430	25.02
Vested	(343)	28.65
Forfeited	(152)	32.50
Non-vested, December 31, 2024	802	$28.36
Granted	821	13.35
Vested	(273)	29.58
Forfeited	(271)	19.39
Non-vested, December 31, 2025	1,079	$18.89

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $11, $9, and $9 in stock-based compensation expense specific to its RSUs, respectively. At December 31, 2025, there was $8 of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.83 years.

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

The following table sets forth non-vested PSUs at 100% of target amounts at December 31, 2025, 2024 and 2023.

	Number of Shares (in Thousands)	Weighted-average Grant Date Fair Value (per Share)
Non-vested, December 31, 2022	858	$22.48
Granted	103	40.64
Vested	(410)	17.14
Forfeited	(158)	30.63
Non-vested, December 31, 2023	393	$31.41
Granted	73	32.77
Vested	(103)	26.68
Forfeited	(272)	32.84
Non-vested, December 31, 2024	91	$33.57
Granted	224	15.04
Vested	(3)	30.10
Forfeited	(50)	25.36
Non-vested, December 31, 2025	262	$20.07

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

A portion of the fair value of PSUs was estimated at the grant date based on the probability of satisfying the market-based conditions associated with the PSUs using the Monte Carlo valuation method, which assesses probabilities of various outcomes of market conditions. The other portion of the fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date, regardless of whether the market-based conditions are satisfied. The per unit weighted-average fair value at the date of grant for PSUs granted during the year ended December 31, 2025 was $15.04. The fair value of each PSU grant is amortized monthly into compensation expense based on its respective vesting conditions over a three-year period. Compensation cost is incurred based on the Company’s estimate of the final expected value of the award, which is adjusted as required for the portion based on the performance-based condition. The Company assumes that forfeitures will be minimal and recognizes forfeitures as they occur, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs.

For the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of less than $1, $3 and less than $1 specific to its PSUs, respectively. At December 31, 2025, based on the Company’s assessment of its performance goals, approximately 656,000 additional shares may be awarded under the Equity Plan.

Performance Stock Options

During the years ended December 31, 2025 and 2024, Chemours granted PSOs to certain of its key senior management employees. These awards have a strike price that is 10% above the closing stock value on the grant date and become exercisable when vested and this market condition is satisfied. These awards will vest over a three-year period and expire 10 years from the date of grant. The fair value of the Company's PSOs was estimated using a Monte Carlo valuation method.

The following table sets forth the assumptions used at the grant date to determine the fair value of the Company's performance stock option awards granted during the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.12%	4.43%	4.13%
Expected term (years)	6.07	6.09	7.00
Volatility	55.32%	48.91%	56.32%
Dividend yield	7.22%	3.64%	2.87%
Fair value per performance stock option (1)	$3.90	$10.05	$14.97
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Number of Shares (in Thousands)	Weighted-average Exercise Price (per Share)	Weighted-average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding, December 31, 2022	—	$—	—	$—
Granted	239	38.32
Exercised	—	—
Forfeited	(64)	38.32
Expired	—	—
Outstanding, December 31, 2023	175	$38.32	9.17	$—
Granted	204	30.25
Exercised	—	—
Forfeited	(97)	37.27
Expired	—	—
Outstanding, December 31, 2024	282	$32.85	8.97	$—
Granted	763	15.25
Exercised	—	—
Forfeited	(147)	19,98
Expired	(12)	36.47
Outstanding, December 31, 2025	886	$19.78	8.86	$—
Exercisable, December 31, 2025	113	$34.74	7.70	$—

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

For the years ended December 31, 2025, 2024 and 2023, the Company recorded $3, $1, and $1 in stock-based compensation expense specific to its PSOs, respectively. At December 31, 2025, there was $1 of unrecognized stock-based compensation expense related to PSOs, which is expected to be recognized over a weighted-average period of 1.95 years.

Employee Stock Purchase Plan

Since 2017, the Company has provided employees the opportunity to participate in Chemours’ Employee Stock Purchase Plan (“ESPP”). Under the ESPP, a total of 7,000,000 shares of Chemours’ common stock is reserved and authorized for issuance to participating employees, as defined by the ESPP, which excludes executive officers of the Company. The ESPP provides for consecutive 12-month offering periods, each with two purchase periods in March and September within those offering periods. Participating employees are eligible to purchase the Company’s common stock at a discounted rate equal to 95% of its fair value on the last trading day of each purchase period. To date, the Company has executed open market transactions to purchase the Company’s common stock on behalf of its ESPP participants, which amounted to 398,000 shares. The total amount of Chemours’ common stock received by employees in connection with the ESPP amounted to $10 at December 31, 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 25. Accumulated Other Comprehensive Loss

The following table sets forth the changes and after-tax balances of the Company’s accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023.

	Net Investment Hedge	Cash Flow Hedge	Cumulative Translation Adjustment	Defined Benefit Plans	Total
Balance at January 1, 2023	$19	$6	$(268)	$(100)	$(343)
Other comprehensive income (loss)	(19)	(14)	94	8	69
Balance at December 31, 2023	—	(8)	(174)	(92)	(274)
Other comprehensive income (loss)	39	12	(180)	36	(93)
Balance at December 31, 2024	39	4	(354)	(56)	(367)
Other comprehensive income (loss)	(90)	(12)	210	15	123
Balance at December 31, 2025	$(51)	$(8)	$(144)	$(41)	$(244)

Note 26. Financial Instruments

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

Net Monetary Assets and Liabilities Hedge – Foreign Currency Forward Contracts

At December 31, 2025, the Company had 9 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $170 and an average maturity of one month. At December 31, 2024, the Company had 11 foreign currency forward contracts outstanding with an aggregate gross notional U.S. dollar equivalent of $196, and an average maturity of one month. Chemours recognized a net loss of less than $1, a net gain of $5, and a net loss of $7 for the years ended December 31, 2025, 2024 and 2023, respectively, in other income, net.

Cash Flow Hedge – Foreign Currency Forward Contracts

At December 31, 2025, the Company had 170 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $214, and an average maturity of four months. At December 31, 2024, the Company had 173 foreign currency forward contracts outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $178, and an average maturity of four months. Chemours recognized a pre-tax loss of $17, a pre-tax gain of $7, and a pre-tax loss of $2 for the years ended December 31, 2025, 2024, and 2023, respectively, within accumulated other comprehensive loss. For the years ended December 31, 2025, 2024, and 2023, $1 of loss, $1, and $5 of gain was reclassified to the cost of goods sold from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $7 of net pre-tax loss, based on current foreign currency exchange rates, from accumulated other comprehensive loss to the cost of goods sold over the next 12 months.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flow Hedge – Interest Rate Swaps

In October 2023, the Company entered into interest rate swaps, the objective of which is to mitigate the volatility in the Company’s cash payments for interest related to the portion of its senior secured term loan facility denominated in U.S. dollars, which bears a variable interest rate equal to, at the election of the Company, adjusted Term SOFR plus 3.50% or adjusted SOFR floor of 0.50%, or an adjusted base rate plus 2.50%, subject to a base rate floor of 0.0%. At December 31, 2025 and 2024, the Company had two interest rate swaps outstanding under its cash flow hedge program with an aggregate notional U.S. dollar equivalent of $300; each of the interest rate swaps mature on October 31, 2026.

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

Chemours recognized a pre-tax loss of less than $1, a pre-tax gain of $9, and a pre-tax loss of $6 for the years ended December 31, 2025, 2024, and 2023 within accumulated other comprehensive loss, respectively. For the years ended December 31, 2025, 2024 and 2023, $1 of loss, $1, and $4 of gain was reclassified to interest expense, net from accumulated other comprehensive loss, respectively.

The Company expects to reclassify approximately $3 of net pre-tax loss from accumulated other comprehensive loss to interest expense, net over the next 12 months, based on the current market rate.

Net Investment Hedge – Foreign Currency Borrowings

The Company recognized a pre-tax loss of $56, a pre-tax gain of $47, and a pre-tax loss of $27 for the years ended December 31, 2025, 2024, and 2023, respectively, on its net investment hedge within accumulated other comprehensive loss. No amounts were reclassified from accumulated other comprehensive loss for the Company’s net investment hedges during the years ended December 31, 2025, 2024 and 2023.

Net Investment Hedge – Cross-Currency Swaps

Concurrently with the offering of the senior unsecured notes due January 2033 (as described further in "Note 20 – Debt), the Company entered into a cross-currency swap to effectively convert $600 of the senior unsecured notes due January 2033 into a euro-denominated borrowing of €567 at prevailing euro interest rates, maturing on January 15, 2030. The foreign currency swap qualifies and has been designated as a net investment hedge of the Company's foreign currency exchange rate exposure of the net investments of certain of its euro-denominated subsidiaries. The Company recognized pre-tax loss of $64 for the year ended December 31, 2025 on its cross-currency swap within accumulated other comprehensive loss. No amount was reclassified from accumulated other comprehensive loss for the Company's cross-currency swap for the year ended December 31, 2025.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Fair Value of Derivative Instruments

The following table sets forth the fair value of the Company’s derivative assets and liabilities at December 31, 2025 and 2024.

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	December 31, 2025	December 31, 2024
Asset derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Accounts and notes receivable, net (Note 11)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Accounts and notes receivable, net (Note 11)	—	7
Cross-currency swap designated as a net investment hedge	Accounts and notes receivable, net (Note 11)	—	5
Total asset derivatives		$—	$13

Liability derivatives:
Foreign currency forward contracts not designated as a hedging instrument	Other accrued liabilities (Note 19)	$—	$1
Foreign currency forward contracts designated as a cash flow hedge	Other accrued liabilities (Note 19)	3	—
Interest rate swaps designated as a cash flow hedge	Other accrued liabilities (Note 19)	3	3
Cross-currency swap designated as a net investment hedge	Other accrued liabilities (Note 19)	59	—
Total liability derivatives		$65	$4

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Summary of Financial Instruments

The following table sets forth the pre-tax changes in fair value of the Company’s financial instruments for the years ended December 31, 2025, 2024 and 2023.

	Gain (Loss) Recognized In
				Accumulated Other
	Cost of	Interest	Other	Comprehensive
Year Ended December 31,	Goods Sold	Expense, Net	Income, Net	Loss
2025
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$—	$—
Foreign currency forward contracts designated as a cash flow hedge	(1)	—	—	(17)
Interest rate swaps designated as a cash flow hedge	—	(1)	—	—
Euro-denominated debt designated as a net investment hedge	—	—	—	(56)
Cross-currency swap designated as a net investment hedge	—	—	—	(64)

2024
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$5	$—
Foreign currency forward contracts designated as a cash flow hedge	1	—	—	7
Interest rate swaps designated as a cash flow hedge	—	1	—	9
Euro-denominated debt designated as a net investment hedge	—	—	—	47
Cross-currency swap designated as a net investment hedge	—	—	—	5

2023
Foreign currency forward contracts not designated as a hedging instrument	$—	$—	$(7)	$—
Foreign currency forward contracts designated as a cash flow hedge	5	—	—	(2)
Interest rate swaps designated as a cash flow hedge	—	4	—	(6)
Euro-denominated debt designated as a net investment hedge	—	—	—	(27)

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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth the Company’s net periodic pension income and amounts recognized in other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Service cost	$(8)	$(9)	$(9)
Interest cost	(13)	(14)	(15)
Expected return on plan assets	23	22	20
Amortization of actuarial loss	(3)	(8)	(9)
Amortization of prior service gain	1	2	3
Curtailment/settlement gain	2	1	1
Total net periodic pension income (cost)	$2	$(6)	$(9)

Net gain (loss)	$30	$35	$(4)
Prior service benefit	—	1	—
Amortization of actuarial loss	3	8	9
Amortization of prior service gain	(1)	(2)	(3)
Recognition of curtailment/settlement gain	(2)	(1)	(1)
Curtailment gain	—	2	11
Effect of foreign exchange rates	(8)	4	(3)
Benefit recognized in other comprehensive income	22	47	9
Total changes in plan assets and benefit obligations recognized in other comprehensive income	$24	$41	$—

During the third quarter of 2023, the Company announced the closure of its manufacturing site in Kuan Yin, Taiwan, which resulted in employment termination of substantially all of the employees based in Kuan Yin, beginning in the fourth quarter of 2023. The employee terminations related to the shutdown met the definition of a plan curtailment event by eliminating the additional accrual of defined benefits for impacted employees. As a result of the curtailment, the Company remeasured its Taiwan projected pension obligation and recorded a $1 mark-to-market loss on remeasurement of the pension liability as a result of a decrease in discount rates since December 31, 2022, and recorded a reduction in the projected benefit obligation of $11 which was recognized in accumulated other comprehensive income. The $11 curtailment gain, together with the existing $9 of plan net losses in accumulated other comprehensive income, was amortized to the consolidated statements of operations as the impacted employees were terminated from the plan. The Company amortized Nil, $1 and $1 of net curtailment gain to net periodic pension cost for the year ended December 31, 2025, 2024 and 2023, respectively.

During the third quarter of 2025, the Company additionally closed its Bank of Taiwan pension plan in Taiwan, resulting in a payout of $4 in benefits to the remaining employees terminated as a result of the closure or by way of settlement. The benefit payments exceeded the combined service cost and interest cost and triggered settlement accounting. As a result of the settlement, the Company remeasured its projected pension obligation and recorded a $1 mark-to-market gain on remeasurement on the pension liability and a $1 gain due to actual receipts in excess of those projected at the beginning of the year, both of which were recognized in accumulated other comprehensive income. The entire $2 gain recognized in accumulated other comprehensive income was realized to the consolidated statements of operations in net periodic pension cost as the entire settlements and payouts occurred in 2025.

The following table sets forth the pre-tax amounts recognized in accumulated other comprehensive loss at years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Net loss	$50	$73	$123
Prior service credit	(4)	(5)	(7)
Total amount recognized in accumulated other comprehensive loss	$46	$68	$116

The following table sets forth summarized information on the Company’s pension plans at December 31, 2025 and 2024.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$388	$437
Service cost	8	9
Interest cost	13	14
Plan participants’ contributions	2	2
Actuarial loss (gain)	(42)	(9)
Benefits paid	(8)	(7)
Plan amendments	—	—
Curtailment	—	(2)
Settlements and transfers	(7)	(28)
Currency translation	50	(28)
Benefit obligation at end of year	404	388
Change in plan assets:
Fair value of plan assets at beginning of year	462	464
Actual return on plan assets	11	47
Employer contributions	2	12
Plan participants’ contributions	2	2
Benefits paid	(8)	(7)
Settlements and transfers	(7)	(28)
Currency translation	60	(28)
Fair value of plan assets at end of year	522	462
Total funded status at end of year	$118	$74

The following table sets forth the net amounts recognized in the Company’s consolidated balance sheets at December 31, 2025 and 2024.

	December 31,
	2025	2024
Non-current assets	$141	$97
Current liabilities	(1)	(1)
Non-current liabilities	(22)	(22)
Total net amount recognized	$118	$74

The accumulated benefit obligation for all pension plans was $378 and $356 as of December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, the liability component of the Company’s global pension plans generated a net actuarial gain of $42, primarily driven by $44 of gains as a result of lower inflation assumptions and increases in discount rates in most countries. Those gains were partially offset by $2 of experience losses.

The Company’s pension plan assets, in aggregate, generated a loss in accumulated other comprehensive income of $12 as actual returns from equity and bond performance were lower than those projected at the beginning of the year and used to record pension expense.

The following tables set forth information related to the Company’s pension plans with projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2025 and 2024.

	December 31,
Pension plans with projected benefit obligation in excess of plan assets	2025	2024
Projected benefit obligation	$87	$75
Accumulated benefit obligation	79	69
Fair value of plan assets	64	52

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	December 31,
Pension plans with accumulated benefit obligation in excess of plan assets	2025	2024
Projected benefit obligation	$87	$75
Accumulated benefit obligation	79	69
Fair value of plan assets	64	52

Assumptions

The Company generally utilizes discount rates that are developed by matching the expected cash flows of each benefit plan to various yield curves constructed from a portfolio of high-quality, fixed income instruments provided by the plans’ actuaries as of the measurement date. The expected rate of return on plan assets reflects economic assumptions applicable to each country.

The following tables set forth the assumptions that have been used to determine the Company’s benefit obligations and net benefit cost at December 31, 2025 and 2024.

	December 31,
Weighted-average assumptions used to determine benefit obligations	2025	2024
Discount rate	4.0%	3.3%
Rate of compensation increase (1)	3.1%	3.2%
Interest crediting rate (2)	2.0%	1.8%
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

	December 31,
Weighted-average assumptions used to determine net benefit cost	2025	2024
Discount rate	3.3%	3.3%
Rate of compensation increase (1)	3.1%	3.4%
Expected return on plan assets	4.7%	4.9%
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

The following table sets forth the weighted-average allocation for the Company’s pension plan assets at December 31, 2025 and 2024.

	December 31,
	2025	2024
Cash and cash equivalents	—%	2%
U.S. and non-U.S. equity securities	43%	38%
Fixed income securities	57%	60%
Total weighted-average allocation	100%	100%

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

The following tables set forth the fair values of the Company’s pension assets by level within the fair value hierarchy at December 31, 2025 and 2024.

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2
Asset category:
Debt - government issued	$82	$6	$76
Debt - corporate issued	115	4	111
U.S. and non-U.S. equities	224	20	204
Derivatives - asset position	44	—	44
Cash and cash equivalents	1	1	—
Other	3	—	3
Total pension assets at fair value	469	$31	$438
Pooled mortgage and real estate funds (1)	53
Total pension assets	$522
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Cash Flows – Defined Benefit Plans

Employer Contributions

For the years ended December 31, 2025, 2024 and 2023, Chemours contributed $2, $12, and $10, respectively, to its defined benefit plans. Contributions for the year ended December 31, 2025, were net of a refund of $5 from the Bank of Taiwan related to the settlement of a pension plan in Taiwan, and a receipt of $6 of qualifying funding ratio premium discounts for the Dutch plan.

Chemours expects to contribute $4 to its pension plans in 2026. The Company’s future contributions to its defined benefit pension plans are dependent on market-based discount rates.

Future Benefit Payments

The following table sets forth the benefit payments that are expected to be paid by the plans over the next five years and the five years thereafter.

2026	$11
2027	13
2028	15
2029	18
2030	18
2031 to 2035	113

Cash Flows – Defined Contribution Plan

Employer Contributions

For the years ended December 31, 2025, 2024 and 2023, Chemours contributed $30, $29, and $30, respectively, to its defined contribution plan.

Note 28. Supplemental Cash Flow Information

The following table provides a reconciliation of cash and cash equivalents, as reported on the Company’s consolidated balance sheets, to cash, cash equivalents, restricted cash and restricted cash equivalents, as reported on the Company’s consolidated statements of cash flows.

	December 31,
	2025	2024	2023
Cash and cash equivalents	$670	$713	$1,203
Restricted cash and restricted cash equivalents (1)	54	50	604
Cash, cash equivalents, restricted cash and restricted cash equivalents	$724	$763	$1,807
(1)
At December 31, 2025, the restricted cash and restricted cash equivalent balance includes $54 of cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. At December 31, 2025 and 2024, the restricted cash and restricted cash equivalent balance primarily includes $50 of cash and cash equivalents deposited in an escrow account as per the terms of the MOU, which is classified as a noncurrent asset. At December 31, 2023, the restricted cash and restricted cash equivalents balance includes cash and cash equivalents deposited in the Water District Settlement Fund related to the U.S. Public Water System Class Action Suit Settlement, which was classified as a current asset. See “Note 22 – Commitments and Contingent Liabilities” for further details.

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

Geographic Information

The following table sets forth the geographic locations of the Company’s net sales for the years ended and property, plant, and equipment, net as of December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net	Net Sales (1)	Property, Plant, and Equipment, Net
North America	$2,654	$2,303	$2,589	$2,436	$2,745	$2,336
Asia Pacific	1,243	34	1,386	56	1,462	56
Europe, the Middle East, and Africa	1,163	296	1,138	285	1,197	298
Latin America (2)	748	445	669	411	674	517
Total	$5,808	$3,078	$5,782	$3,188	$6,078	$3,207
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

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth financial information for the Company’s reportable segments as of, and for the years ended December 31, 2025, 2024 and 2023.

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2025
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$2,066	$2,429	$1,263
Segment cost of goods sold	1,341	2,274	1,108
Segment selling, general, and administrative expense	104	113	134
Segment research and development expense	31	30	46
Add back: Depreciation and amortization (2)	70	132	115
Equity in earnings of affiliates	8	—	27
Other segment items (3)	(2)	(1)	9
Segment Adjusted EBITDA	$670	$145	$108

Segment information from Consolidated Balance Sheets:
Total assets	$1,694	$2,399	$1,677
Investments in affiliates	73	—	87

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$64	$98	$44

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2024
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$1,830	$2,572	$1,326
Segment cost of goods sold	1,185	2,250	1,102
Segment selling, general, and administrative expense	104	118	147
Segment research and development expense	29	28	50
Add back: Depreciation and amortization (2)	53	124	89
Equity in earnings of affiliates	8	—	35
Other segment items (3)	2	(1)	(9)
Segment Adjusted EBITDA	$571	$301	$160

Segment information from Consolidated Balance Sheets:
Total assets	$1,541	$2,289	$1,748
Investments in affiliates	72	—	81

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$168	$55	$122

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Thermal & Specialized Solutions	Titanium Technologies	Advanced Performance Materials
Year Ended December 31, 2023
Segment information from Consolidated Statements of Operations:
Net sales to external customers (1)	$1,851	$2,680	$1,462
Segment cost of goods sold	1,132	2,372	1,127
Segment selling, general, and administrative expense	98	122	145
Segment research and development expense	25	32	48
Add back: Depreciation and amortization (2)	62	135	85
Equity in earnings of affiliates	10	—	35
Other segment items (3)	(15)	(1)	(11)
Segment Adjusted EBITDA	$683	$290	$273

Segment information from Consolidated Balance Sheets:
Total assets	$1,280	$2,217	$1,833
Investments in affiliates	75	—	84

Segment information from Consolidated Statements of Cash Flow:
Purchases of property, plant, and equipment	$75	$83	$193
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

Year Ended December 31,	Segment Total	Other Non-Reportable Segment	Corporate	Total Consolidated
2025
Net sales to external customers	$5,758	$50	$—	$5,808
Depreciation and amortization	$317	$5	$18	$340
Total assets (1)	$5,770	$95	$1,517	$7,382
Purchases of property, plant, and equipment	$206	$3	$4	$213

2024
Net sales to external customers	$5,728	$54	$—	$5,782
Depreciation and amortization	$266	$5	$21	$292
Total assets (1)	$5,578	$97	$1,834	$7,509
Purchases of property, plant, and equipment	$345	$5	$10	$360

2023
Net sales to external customers	$5,993	$85	$—	$6,078
Depreciation and amortization	$282	$6	$21	$309
Total assets (1)	$5,330	$96	$2,815	$8,241
Purchases of property, plant, and equipment	$351	$7	$12	$370
(1)
Corporate assets primarily includes cash and cash equivalents, property, plant and equipment associated with the Chemours Discovery Hub, pension assets and deferred tax assets.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

The following table sets forth a reconciliation of Segment Adjusted EBITDA to the Company’s consolidated income (loss) before income taxes for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
Thermal & Specialized Solutions	$670	$571	$683
Titanium Technologies	145	301	290
Advanced Performance Materials	108	160	274
Segment Adjusted EBITDA	923	1,032	1,247
Other non-reportable segment Adjusted EBITDA	8	8	18
Corporate expenses (1)	(181)	(256)	(212)
Unallocated Items:
Interest expense, net	(269)	(263)	(208)
Depreciation and amortization	(340)	(292)	(309)
Non-operating pension and other post-retirement employee benefit income	10	3	—
Exchange losses, net (Note 8)	(11)	(9)	(38)
Restructuring, asset-related, and other charges (2) (Note 7)	(35)	(58)	(153)
Goodwill impairment charge (Note 15)	—	(56)	—
Inventory write-offs (3)	(7)	—	(40)
Loss on extinguishment of debt	(5)	(1)	(1)
Gain on sales of assets and businesses, net (Note 4)	8	3	110
Transaction costs (4)	(7)	(18)	(16)
Qualified spend recovery (5)	42	26	54
Litigation-related charges (6)	(320)	2	(761)
Environmental charges (7)	(93)	(15)	(9)
(Loss) income before income taxes	$(277)	$106	$(318)
(1)
Includes corporate costs and certain legal and environmental expenses, and stock-based compensations expenses excluding unallocated items as listed above.
(2)
As part of the Company's decision to exit its SPS CapstoneTM business, the Company incurred accelerated depreciation charges of $23 during the year ended December 31, 2025, which are included within the "Depreciation and amortization" caption above, and therefore are not included as separate adjustment within this caption.
(3)
Inventory write-offs for the year ended December 31, 2025 represents write-off of certain inventories from the SPS CapstoneTM business, which was not allocated in the measurement of Advanced Performance Materials segment profitability used by the CODM.
(4)
In 2025, transaction costs includes $4 of costs associated with the Senior Secured Credit Facilities, which is discussed in further detail in "Note 20 – Debt". In 2025 and 2024, transaction costs also includes $1 and $16 of third-party costs, respectively, related to the Titanium Technologies Transformation Plan, which was not allocated in the measurement of Titanium Technologies segment profitability used by the CODM.
(5)
Qualified spend recovery represents costs and expenses that were previously excluded from the determination of Segment Adjusted EBITDA, reimbursable by DuPont and/or Corteva as part of our cost-sharing agreement under the terms of the MOU. Terms of the MOU are discussed in further detail in "Note 22 – Commitments and Contingent Liabilities".
(6)
Litigation-related charges pertains to litigation settlements, PFOA drinking water treatment accruals, and other related legal fees. For the year ended December 31, 2025, litigation-related charges primarily includes $270 related to the Company's portion of Chemours, DuPont, Corteva, EID and the State of New Jersey's settlement agreement reached in August 2025, $12 in third-party legal fees directly related to the New Jersey Settlement agreement, $14 related to the Company's portion of Chemours, DuPont, Corteva, EID's settlement agreement to resolve the Hoosick Falls class action lawsuit and $18 related to reserves for asbestos and production liability matters. For the year ended December 31, 2024, litigation-related charges primarily includes $44 of benefit from insurance recoveries, along with the $29 accrual associated with the Ohio MDL.
(7)
Environmental charges pertains to management’s assessment of estimated liabilities associated with certain non-recurring environmental remediation expenses at various sites. For the year ended December 31, 2025, environmental charges primarily includes changes in remediation reserves at the four sites covered by the New Jersey settlement agreement. Refer to “Note 22 – Commitments and Contingent Liabilities” for further details.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Note 30. Unaudited Quarterly Financial Information

As discussed in “Note 2 – Basis of Presentation”, during 2025, the Company identified errors which impacted the Company’s previously issued interim financial statements beginning as of January 1, 2023, and subsequent quarterly reporting periods through September 30, 2025. These errors related to the timing of COGS recognition, including U.S. rail freight and certain raw material inventory, certain other immaterial errors primarily impacting the timing of COGS recognition, the timing of insurance proceeds recognition within SG&A expenses, the timing of third party legal expense recognition in SG&A and the timing of recognition of valuation allowances of deferred taxes.

The Company assessed the materiality of all errors individually and in the aggregate impacting quarterly reporting periods ended March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 and concluded that the related impacts of these errors were not material to any previously presented interim financial statements. The Company did not identify any incremental errors impacting any quarterly reporting period in 2024 as previously disclosed in the March 31, 2025 Form 10-Q, except for the three-month period ended December 31, 2024.

The following sets forth a summary of the Company's quarterly results of operations for the years ended December 31, 2025 and 2024.

	For the Three Months Ended
2025	March 31, (2)	June 30, (2)	September 30, (2)	December 31,	Full Year (1)
Net sales	$1,368	$1,615	$1,495	$1,329	$5,808
Cost of goods sold	$1,132	$1,337	$1,262	$1,174	$4,906
Income (loss) before income taxes	$-	$(248)	$38	$(67)	$(277)
Net income (loss)	$(5)	$(379)	$46	$(47)	$(386)
Net income (loss) attributable to Chemours	$(5)	$(380)	$46	$(47)	$(386)
Basic earnings (loss) per share of common stock	$(0.03)	$(2.53)	$0.31	$(0.31)	$(2.57)
Diluted earnings (loss) per share of common stock	$(0.03)	$(2.53)	$0.31	$(0.31)	$(2.57)

	For the Three Months Ended
2024	March 31, (3)	June 30, (3)	September 30, (3)	December 31, (2)	Full Year (1)
Net sales	$1,362	$1,554	$1,508	$1,359	$5,782
Cost of goods sold	$1,078	$1,246	$1,222	$1,094	$4,640
Income (loss) before income taxes	$70	$69	$(32)	$1	$106
Net income (loss)	$54	$60	$(32)	$(11)	$69
Net income (loss) attributable to Chemours	$54	$60	$(32)	$(11)	$69
Basic earnings (loss) per share of common stock	$0.36	$0.40	$(0.22)	$(0.08)	$0.46
Diluted earnings (loss) per share of common stock	$0.36	$0.39	$(0.22)	$(0.08)	$0.46
(1)
Individual quarters may not sum to full year amounts due to rounding.
(2)
As revised, as noted below.
(3)
Comparative period amounts reported in the quarterly reports filed for three-months ended March 31, 2025, June 30 2025, and September 30, 2025 reflect the correction of errors previously identified and revised for as disclosed in the March 31, 2025 Form 10-Q. Accordingly, information regarding the effect of these errors has not been included herein.

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

Revised Interim Consolidated Statements of Operations (unaudited)

	Three Months ended December 31, 2024
	As reported	Adjustments	As revised
Cost of goods sold	$1,086	$8	$1,094
Gross profit	$273	$(8)	$265
Income (loss) before income taxes	$9	$(8)	$1
Provision for (benefit from) income taxes	$17	$(5)	$12
Net (loss) income	$(8)	$(3)	$(11)
Net (loss) income attributable to Chemours	$(8)	$(3)	$(11)
Per share data
Basic (loss) earnings per share of common stock	$(0.05)	$(0.03)	(0.08)
Diluted (loss) earnings per share of common stock	$(0.05)	$(0.03)	(0.08)

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Provision for (benefit from) income taxes	$4	$1	$5
Net (loss) income	$(4)	$(1)	$(5)
Net (loss) income attributable to Chemours	$(4)	$(1)	$(5)

	Three months ended June 30, 2025
	As reported	Adjustments	As revised
Selling, general and administrative expense	$437	$(13)	$424
Total other operating expenses	$483	$(13)	$470
(Loss) income before income taxes	$(261)	$13	$(248)
Provision for (benefit from) income taxes	$119	$12	$131
Net (loss) income	$(380)	$1	$(379)
Net (loss) income attributable to Chemours	$(381)	$1	$(380)
Per share data
Basic (loss) earnings per share of common stock	$(2.54)	$0.01	$(2.53)
Diluted (loss) earnings per share of common stock	$(2.54)	$0.01	$(2.53)

	Six months ended June 30, 2025
	As reported	Adjustments	As revised
Selling, general and administrative expense	$560	$(13)	$547
Total other operating expenses	$666	$(13)	$653
(Loss) income before income taxes	$(262)	$13	$(249)
Provision for (benefit from) income taxes	$122	$13	$135

	Three months ended September 30, 2025
	As reported	Adjustments	As revised
Selling, general and administrative expense	$109	$13	$122
Total other operating expenses	$139	$13	$152
Income (loss) before income taxes	$51	$(13)	$38
(Benefit from) provision for income taxes	$(9)	$1	$(8)
Net income (loss)	$60	$(14)	$46
Net income (loss) attributable to Chemours	$60	$(14)	$46
Per share data
Basic earnings (loss) per share of common stock	$0.40	$(0.09)	$0.31
Diluted earnings (loss) per share of common stock	$0.40	$(0.09)	$0.31

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Nine months ended September 30, 2025
	As reported	Adjustments	As revised
Provision for (benefit from) income taxes	$114	$14	$128
Net (loss) income	$(324)	$(14)	$(338)
Net (loss) income attributable to Chemours	$(325)	$(14)	$(339)
Per share data
Basic (loss) earnings per share of common stock	$(2.16)	$(0.10)	$(2.26)
Diluted (loss) earnings per share of common stock	$(2.16)	$(0.10)	$(2.26)

Revised Interim Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Net loss	$(4)	$(1)	$(5)
Unrealized (loss) gain on net investment hedge (Pre-Tax)	$(31)	$5	$(26)
Unrealized (loss) gain on net investment hedge (Tax)	$8	$(1)	$7
Unrealized (loss) gain on net investment hedge (After-Tax)	$(23)	$4	$(19)
Hedging activities, net (Pre-Tax)	$(38)	$5	$(33)
Hedging activities, net (Tax)	$9	$(1)	$8
Hedging activities, net (After-Tax)	$(29)	$4	$(25)
Other Comprehensive income (loss)	$29	$4	$33
Comprehensive income	$25	$3	$28
Comprehensive income attributable to Chemours	$25	$3	$28

	Three months ended June 30, 2025
	As reported	Adjustments	As revised
Net loss	$(380)	$1	$(379)
Unrealized (loss) gain on net investment hedge (Pre-Tax)	$(101)	$4	$(97)
Unrealized (loss) gain on net investment hedge (Tax)	$24	$(1)	$23
Unrealized (loss) gain on net investment hedge (After-Tax)	$(77)	$3	$(74)
Hedging activities, net (Pre-Tax)	$(117)	$4	$(113)
Hedging activities, net (Tax)	$26	$(1)	$25
Hedging activities, net (After-Tax)	$(91)	$3	$(88)
Other Comprehensive income (loss)	$45	$3	$48
Comprehensive loss	$(335)	$4	$(331)
Comprehensive loss attributable to Chemours	$(336)	$4	$(332)

	Six months ended June 30, 2025
	As reported	Adjustments	As revised
Net loss	$(384)	$(0)	$(384)
Unrealized (loss) gain on net investment hedge (Pre-Tax)	$(132)	$9	$(123)
Unrealized (loss) gain on net investment hedge (Tax)	$32	$(2)	$30
Unrealized (loss) gain on net investment hedge (After-Tax)	$(100)	$7	$(93)
Hedging activities, net (Pre-Tax)	$(155)	$9	$(146)
Hedging activities, net (Tax)	$35	$(2)	$33
Hedging activities, net (After-Tax)	$(120)	$7	$(113)
Other Comprehensive income (loss)	$74	$7	$81
Comprehensive loss	$(310)	$7	$(303)
Comprehensive loss attributable to Chemours	$(311)	$7	$(304)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Three months ended September 30, 2025
	As reported	Adjustments	As revised
Net income	$60	$(14)	$46
Unrealized gain (loss) on net investment hedge (Pre-Tax)	$7	$(2)	$5
Unrealized (loss) gain on net investment hedge (Tax)	$(2)	$1	$(1)
Unrealized (loss) gain on net investment hedge (After-Tax)	$5	$(1)	$4
Hedging activities, net (Pre-Tax)	$11	$(2)	$9
Hedging activities, net (Tax)	$(2)	$1	$(1)
Hedging activities, net (After-Tax)	$9	$(1)	$8
Other Comprehensive income (loss)	$9	$(1)	$8
Comprehensive income	$69	$(15)	$54
Comprehensive income attributable to Chemours	$69	$(15)	$54

	Nine months ended September 30, 2025
	As reported	Adjustments	As revised
Net loss	$(324)	$(14)	$(338)
Unrealized (loss) gain on net investment hedge (Pre-Tax)	$(125)	$7	$(118)
Unrealized (loss) gain on net investment hedge (Tax)	$30	$(1)	$29
Unrealized (loss) gain on net investment hedge (After-Tax)	$(95)	$6	$(89)
Hedging activities, net (Pre-Tax)	$(144)	$7	$(137)
Hedging activities, net (Tax)	$33	$(1)	$32
Hedging activities, net (After-Tax)	$(111)	$6	$(105)
Other Comprehensive income (loss)	$83	$6	$89
Comprehensive loss	$(241)	$(8)	$(249)
Comprehensive loss attributable to Chemours	$(242)	$(8)	$(250)

Revised Interim Consolidated Balance Sheets (unaudited)

	March 31, 2025
	As reported	Adjustments	As revised
Property, plant, and equipment	$9,624	$5	$9,629
Property, plant and equipment, net	$3,131	$5	$3,136
Operating lease right-of-use assets	$286	$(5)	$281
Other assets	$782	$(18)	$764
Total assets	$7,394	$(18)	$7,376
Other accrued liabilities	$401	$(5)	$396
Total current liabilities	$1,673	$(5)	$1,668
Long-term debt, net	$4,064	$5	$4,069
Operating lease liabilities	$213	$(5)	$208
Total liabilities	$6,814	$(5)	$6,809
Retained earnings	$1,659	$(17)	$1,642
Accumulated other comprehensive loss	$(338)	$4	$(334)
Total Chemours stockholders' equity	$579	$(13)	$566
Total equity	$580	$(13)	$567
Total liabilities and equity	$7,394	$(18)	$7,376

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	June 30, 2025
	As reported	Adjustments	As revised
Property, plant, and equipment	$9,781	$6	$9,787
Property, plant and equipment, net	$3,121	$6	$3,127
Operating lease right-of-use assets	$281	$(6)	$275
Other assets	$710	$(26)	$684
Total assets	$7,488	$(26)	$7,462
Other accrued liabilities	$608	$(23)	$585
Total current liabilities	$1,850	$(23)	$1,827
Long-term debt, net	$4,102	$6	$4,108
Operating lease liabilities	$206	$(5)	$201
Deferred income taxes	$23	$5	$28
Total liabilities	$7,249	$(17)	$7,232
Retained earnings	$1,265	$(16)	$1,249
Accumulated other comprehensive loss	$(293)	$7	$(286)
Total Chemours stockholders' equity	$237	$(9)	$228
Total equity	$239	$(9)	$230
Total liabilities and equity	$7,488	$(26)	$7,462

	September 30, 2025
	As reported	Adjustments	As revised
Property, plant, and equipment	$9,833	$6	$9,839
Property, plant and equipment, net	$3,090	$6	$3,096
Operating lease right-of-use assets	$281	$(8)	$273
Other assets	$712	$(22)	$690
Total assets	$7,570	$(24)	$7,546
Other accrued liabilities	$589	$(9)	$580
Total current liabilities	$1,880	$(9)	$1,871
Long-term debt, net	$4,098	$6	$4,104
Operating lease liabilities	$203	$(6)	$197
Deferred income taxes	$18	$9	$27
Retained earnings	$1,312	$(30)	$1,282
Accumulated other comprehensive loss	$(284)	$6	$(278)
Total Chemours stockholders' equity	$298	$(24)	$274
Total equity	$300	$(24)	$276
Total liabilities and equity	$7,570	$(24)	$7,546

Revised Interim Consolidated Statements of Stockholders' Equity (unaudited)

	Three months ended March 31, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,781	$(15)	$1,766
Retained earnings at 3/31/2024	$1,798	$(15)	$1,783

	Three months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 4/1/2024	$1,798	$(15)	$1,783
Retained earnings at 6/30/2024	$1,819	$(15)	$1,804

	Six months ended June 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,781	$(15)	$1,766
Retained earnings at 6/30/2024	$1,819	$(15)	$1,804

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Three months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 7/1/2024	$1,819	$(15)	$1,804
Retained earnings at 9/30/2024	$1,749	$(15)	$1,734

	Nine months ended September 30, 2024
	As reported	Adjustments	As revised
Retained earnings at 1/1/2024	$1,781	$(15)	$1,766
Retained earnings at 9/30/2024	$1,749	$(15)	$1,734

	Three months ended March 31, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Net loss	$(4)	$(1)	$(5)
Retained earnings at 3/31/2025	$1,659	$(17)	$1,642

	Three months ended June 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 4/1/2025	$1,659	$(17)	$1,642
Net loss	$(380)	$1	$(379)
Retained earnings at 6/30/2025	$1,265	$(16)	$1,249

	Six months ended June 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Net loss	$(384)	$(0)	$(384)
Retained earnings at 6/30/2025	$1,265	$(16)	$1,249

	Three months ended September 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 7/1/2025	$1,265	$(16)	$1,249
Net income	$60	$(14)	$46
Retained earnings at 9/30/2025	$1,312	$(30)	$1,282

	Nine months ended September 30, 2025
	As reported	Adjustments	As revised
Retained earnings at 1/1/2025	$1,701	$(16)	$1,685
Net loss	$(324)	$(14)	$(338)
Retained earnings at 9/30/2025	$1,312	$(30)	$1,282

Revised Interim Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31, 2025
	As reported	Adjustments	As revised
Net loss	$(4)	$(1)	$(5)
Cash flows from operating activities:
Deferred tax (benefit) provision	$(15)	$1	$(14)
Cash provided by (used for) operating activities	(112)	—	(112)

The Chemours Company

Notes to the Consolidated Financial Statements

(Dollars in millions, except per share amounts and par values)

	Six Months Ended June 30, 2025
	As reported	Adjustments	As revised
Net loss	$(384)	$(0)	$(384)
Cash flows from operating activities:
Deferred tax provision (benefit)	$84	$13	$97
(Decrease) increase in operating liabilities:
Other current operating liabilities	$83	$(13)	$70
Cash provided by (used for) operating activities	(19)	—	(19)

	Nine Months Ended September 30, 2025
	As reported	Adjustments	As revised
Net loss	$(324)	$(14)	$(338)
Cash flows from operating activities:
Deferred tax (benefit) provision	$68	$14	$82
Cash provided by (used for) operating activities	127	—	127